Form 10-Q
period 1997-09-30
CNA SURETY CORP
filed 1997-11-14
CIK 1044566

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

       [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       Commission file number:   1-13277


                             CNA SURETY CORPORATION
             (Exact name of Registrant as specified in its Charter)



                DELAWARE                                    36-4144905
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       CNA PLAZA, CHICAGO, ILLINOIS                              60685
(Address of principal executive offices)                      (Zip Code)


                                 (312) 822-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ----    ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   43,294,213 shares of Common Stock, $.01 par value as of November 10, 1997.

                   CNA SURETY CORPORATION AND SUBSIDIARIES



                                    INDEX

                                                                           Page
                                                                            ----
Part I.  Financial Information (Unaudited):

         Item 1.  Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheet at September 30,
                  1997, Condensed Statement of Certain Assets and
                  Liabilities of CCC Surety Operations (Predecessor) at
                  December 31, 1996..........................................  3

                  Condensed Statements of Certain Revenues and Direct
                  Operating Expenses of Predecessor for the Periods
                  Ended September 30, 1997 and 1996..........................  4

                  Notes to Condensed Consolidated Financial Statements at
                  September 30, 1997.........................................  5

         Item 2. Management's Discussion and Analysis of Financial Condition and the Condensed Statements of Certain Revenues and Direct
                  Operating Expenses of Predecessor.......................... 12

Part II. Other Information:

         Item 1.  Legal Proceedings.......................................... 19

         Item 2.  Changes in the Rights of the Company's Security Holders.... 19

         Item 3.  Defaults Upon Senior Securities............................ 19

         Item 4.  Submission of Matters to a Vote of Security Holders........ 19

         Item 5.  Other Information.......................................... 19

         Item 6.  Exhibits and Reports on Form 8-K........................... 19

                    CNA SURETY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET AND CONDENSED
           STATEMENT OF CERTAIN ASSETS AND LIABILITIES OF PREDECESSOR
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                                           December 31, 1996
                                                                                     September 30,         -----------------
                                                                                         1997                (Predecessor)
                                                                                     -------------         -----------------
                               ASSETS
Invested assets and cash:
  Fixed maturities, at fair value ...................................                $     129,847         $              --
  Short-term investments, at cost which approximates fair value .....                      131,678                        --
  Other investments, at fair value ..................................                        2,762                        --
  Cash ..............................................................                        3,589                        --
                                                                                     -------------         -----------------
                                                                                           267,876                        --

Receivable from affiliates ..........................................                      117,982                   131,478
Deferred policy acquisition costs ...................................                       69,094                    37,689
Insurance receivables:
  Premiums ..........................................................                       43,186                    30,379
  Reinsurance .......................................................                        8,366                    20,069
Intangible assets, net of amortization ..............................                      165,562                     6,897
Other assets ........................................................                       13,806                     6,312
                                                                                     -------------         -----------------
     Total assets ...................................................                $     685,872         $         232,824
                                                                                     =============         =================

                             LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses ........................                $     122,281         $         119,151
  Unearned premiums .................................................                      164,603                    95,677
                                                                                     -------------         -----------------
                                                                                           286,884                   214,828

Long-term debt ......................................................                      105,000                        --
Deferred income taxes ...............................................                        3,094                     4,540
Dividend payable ....................................................                       10,591                        --
Other liabilities ...................................................                       25,232                    13,456
                                                                                     -------------         -----------------
     Total liabilities ..............................................                      430,801                   232,824
                                                                                     -------------         -----------------

Commitments and contingencies

                       STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 20,000 shares authorized;
  none issued and outstanding .......................................                           --                        --
Common stock, par value $.01 per share, 100,000 shares authorized;
  43,294 shares issued at September 30, 1997 ........................                          433                        --
Additional paid-in capital ..........................................                      254,638                        --
Retained earnings ...................................................                           --                        --
Unrealized gain (loss) on securities, net of deferred income taxes ..                           --                        --
                                                                                     -------------         -----------------
     Total stockholders' equity .....................................                      255,071                        --
                                                                                     -------------         -----------------
     Total liabilities and stockholders' equity .....................                $     685,872         $        232,824
                                                                                     =============         =================




     The accompanying notes are an integral part of these financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CERTAIN REVENUES AND
                    DIRECT OPERATING EXPENSES OF PREDECESSOR
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)






                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                      September 30,
                                                       ------------------------          ---------------------------
                                                         1997           1996               1997               1996
                                                       ---------      ---------          ---------         ---------
Certain Revenues:
  Net earned premiums ........................         $  38,580      $  37,769          $ 108,564         $ 112,302
                                                       ---------      ---------          ---------         ---------
Direct Operating Expenses:
   Net losses and loss adjustment expenses ...             8,222          3,716            (11,516)           23,612
   Amortization of deferred policy
        acquisition costs ....................            17,201         17,374             48,075            49,717
   Other direct expenses .....................             2,394          2,716             10,173             8,637
   Policyholders' dividends ..................               409            491              1,426             1,641
                                                       ---------      ---------          ---------         ---------
                                                          28,226         24,297             48,158            83,607
                                                       ---------      ---------          ---------         ---------

Excess of net earned premiums over direct
  operating expenses before income taxes .....            10,354         13,472             60,406            28,695
Income taxes .................................             3,657          4,748             21,241            10,142
                                                       ---------      ---------          ---------         ---------

Excess of net earned premiums over direct
  operating expenses, net of income taxes ....         $   6,697      $   8,724          $  39,165         $  18,553
                                                       =========      =========          =========         =========











   The accompanying notes are an integral part of these financial statements.

                   CNA SURETY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     FORMATION OF CNA SURETY CORPORATION AND MERGER
     In December 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corp. ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's business under a newly-formed holding company, CNA Surety Corporation ("CNA Surety" or the "Company"). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance,
including surety insurance.   Loews Corporation owns approximately 84% of the
outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to as CCC Surety Operations ("Predecessor").

     Capsure provides surety and fidelity bonds in all 50 states through a combined network of 120,000 independent agents. Capsure's principal subsidiaries are Western Surety Company ("Western Surety"), acquired in August 1992, and Universal Surety of America ("Universal Surety" or "USA"), acquired in September 1994. Western Surety writes small fidelity and noncontract surety bonds, referred to as commercial bonds, and errors and omissions liability insurance, as a licensed insurer in all 50 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), writes similar business and is licensed in 17 states. Universal Surety specializes in the underwriting of small contract and miscellaneous surety bonds. Universal Surety is licensed in 37 states and the District of Columbia with most of its business generated in Texas.

     Pursuant to a reorganization agreement, CCC Surety Operations and Capsure merged their respective operations at the close of business on September 30, 1997 ("Merger Date"). CNAF, through its property and casualty subsidiaries, CCC and CIC contributed $52.25 million of capital to CNA Surety. Through reinsurance agreements, CCC and CIC ceded to Western Surety all of their net unearned premiums and loss and loss adjustment expense reserves, as of the Merger Date. Further, CCC and CIC have agreed to assume the obligation for any adverse development on recorded reserves for CCC Surety Operations as of the Merger Date, to limit the loss ratio on certain defined business written by CNA Surety through December 31, 2000 and to provide certain additional excess of loss reinsurance. CCC also agreed to provide certain administrative services at specified rates, subject to inflationary increases, for three years after the Merger, if CNA Surety chooses to purchase such services. Immediately after the Merger, CCC and CIC owned, on a fully diluted basis, 61.75% of CNA Surety's common stock and the stockholders and option holders of Capsure owned 38.25% of CNA Surety's common stock on a fully diluted basis. The reorganization agreement provides for a mechanism, referred to as the "Lookback Adjustment", which may adjust the number of shares of CNA Surety common stock owned by CCC in the event that either or both of Capsure's and the CCC Surety Operations' actual net written premiums for 1997 vary from certain targets.

     BASIS OF PRESENTATION
     CNA Surety
     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements of CCC Surety Operations and Capsure and the related notes thereto, the unaudited pro forma consolidated financial information of CNA Surety, and the other financial information pertaining to CCC Surety Operations and Capsure included or incorporated by reference in the Company's Registration Statement on Form S-4 dated August 15, 1997. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted as it is not required for interim reporting. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 1996 Predecessor financial statements to conform with the presentation in the 1997 Condensed Consolidated Financial Statements.

     Predecessor
     The accompanying Condensed Statement of Certain Assets and Liabilities reflects assets and liabilities identified as being attributable to the business of CCC Surety Operations. Because CNAF did not customarily allocate the investment portfolio or capital of its operating subsidiaries to its business units like CCC Surety Operations, the Condensed Statement of Certain Assets and Liabilities does not include investments or capital. The receivable from affiliates is calculated at an amount necessary to balance all other identified assets with the total of all identified liabilities.

     The accompanying Condensed Statements of Certain Revenues and Direct Operating Expenses reflect premiums earned, losses incurred, loss adjustment expenses (allocated and unallocated) and other direct operating expenses of CCC Surety Operations. Such operating revenues and costs as investment income, realized gains and losses on investments and certain general and administrative expenses, which are indirect or overhead in nature, are not reflected in operating results since such items were not historically allocated to CCC Surety Operations by CNAF or its subsidiaries.

     Since the accompanying Predecessor financial statements exclude certain assets, liabilities, revenues, and expenses, as described in the preceding two paragraphs, these financial statements are not intended to be a complete presentation of CCC Surety Operations. Those assets, liabilities, revenues and costs that are reflected in the accompanying financial statements have been determined in accordance with generally accepted accounting principles.

     INVESTMENTS
     The Company has the ability to hold all debt securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its debt (bonds and redeemable preferred stocks) and equity securities as available-for-sale.
These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity until realized. Cash flows from purchases, sales and maturities are reported gross in the investing activities section of the cash flow statement.

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. For mortgage-backed and certain asset-backed securities, the Company recognizes income using a constant effective yield based on estimated cash flows including anticipated prepayments. Significant variances in actual cash flows from expected cash flows are accounted for prospectively. Any related adjustment is reflected in investment income. Investment gains or losses are determined using the specific identification method. Investments with an other than temporary decline in value are written down to fair value, resulting in losses that are included in investment gains and losses.

     Short-term investments are carried at amortized cost which approximates fair value.

     INTANGIBLE ASSETS
     The formation of CNA Surety and the Merger of CCC Surety Operations and Capsure has been accounted for by CNA Surety as an acquisition of Capsure, using purchase accounting. Intangible assets represent goodwill and identified intangibles arising from the acquisition of Capsure and goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC. Intangible assets are amortized over 20 to 30 years.

     Management assesses the recoverability of intangible assets based upon estimates of undiscounted future operating cash flows whenever significant events or changes in circumstances suggest that the carrying amount of an asset may not be recoverable.

     INCOME TAXES
     The Company uses the asset and liability method of accounting for income taxes required by Statement of Financial Accounting Standards (" SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to net operating tax loss carryforwards ("NOLs"), loss reserve discounting, deferred policy acquisition costs and intangible assets. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment. In addition, deferred tax assets are valued based upon the expectation of future realization on a "more likely than not" basis.

2.   CAPSURE ACQUISITION

     The Merger of CCC Surety Operations and Capsure has been accounted for by CNA Surety as an acquisition of Capsure, using purchase accounting. The purchase price for Capsure has been allocated to Capsure's assets that have been acquired and to Capsure's liabilities that have been assumed based on the estimated fair value of such assets and liabilities at the Merger Date. The purchase price for the outstanding shares of Capsure common stock was determined as follows (dollars in thousands):


Traded value of Capsure shares to be exchanged at $11.00 per share ..  $178,177
Value of Capsure options ............................................     2,527
CCC Surety Operations merger-related costs ..........................     1,358
                                                                       --------
Total purchase price ................................................  $182,062
                                                                       ========


The purchase price was allocated as follows:

Capsure net assets at historical cost ......................................  $  100,875
Fair value adjustments:
     Purchased intangibles .................................................     (73,844)
     Intangibles arising from Merger .......................................     155,031
                                                                              ----------
Purchase price .............................................................  $  182,062
                                                                              ==========


     CNA Surety stockholders' equity as of September 30, 1997 was derived as follows (dollars in thousands):


Purchase price .............................................................  $  182,062
Capital contribution of $52,250 and the effects of reinsurance agreements ..      73,009
                                                                              ----------
Stockholders' equity .......................................................  $  255,071
                                                                              ==========


     The operating results of Capsure will be included in the consolidated statements of income and cash flows from the September 30, 1997 acquisition date.

     PRO FORMA RESULTS
     The following table of unaudited pro forma information has been prepared as if the acquisition of Capsure had been consummated on January 1, 1996. This unaudited pro forma financial information gives effect to the following, all of which are set forth in greater detail in the Company's Registration Statement on Form S-4: (i) adjustment to the Capsure statement of operations, as reported, to reflect the income effects as if the $10 per share special distribution was made on January 1, 1996; (ii) consummation of the Merger and the related transactions and the contribution of capital to and the incurrence of additional debt by CNA Surety; (iii) purchase accounting adjustments to reflect Capsure's assets and liabilities at fair value; (iv) estimated indirect and overhead expenses for the CCC Surety Operations; and (v) estimated interest expense related to the additional debt (dollars are in thousands, except per share amounts):


                                    Three Months Ended      Nine Months Ended
                                        September 30,         September 30,
                                   ---------------------   -------------------
                                     1997         1996       1997       1996
                                   --------     --------   --------   --------
Revenues .....................     $ 65,596     $ 63,336   $187,398   $187,440
Net income/(loss) ............     $(13,395)    $  6,257   $ 23,490   $ 18,198
Net income per common share ..     $   (.31)    $    .14   $    .54   $    .42


     The forgoing unaudited pro forma operating results include non-recurring charges of Capsure of $0.50 per share, primarily for merger-related costs, in the three and nine month periods ended September 30, 1997, and $0.10 per share and $0.11 per share of non-recurring charges of Capsure for the three and nine month periods ending September 30, 1996, respectively.

     The above unaudited pro forma financial information does not include the estimated net investment income resulting from investment of Merger-related cash flow, including (i) the $50 million debt proceeds, (ii) the $52.25 million capital contribution from CCC, and (iii) collection of the receivable from CCC. Investment earnings are an integral part of an insurance entity's operations. If proceeds from these sources of funds were assumed to be invested in high-quality, taxable fixed income securities with an average duration of approximately 3 years, yielding 6.4%, net investment income would increase approximately $3.9 million ($2.5 million net of tax, or $0.06 in pro forma earnings per share) and approximately $3.4 million ($2.2 million net of tax, or $0.06 in pro forma earnings per share) for the three months ended September 30, 1997 and 1996, respectively, and approximately $11.3 million ($7.3 million net of tax, or $0.17 in pro forma earnings per share) and approximately $10.4 million ($6.8 million net of tax, or $0.16 in pro forma earnings per share) for the nine months ended September 30, 1997 and 1996, respectively.

     This unaudited pro forma financial information is intended for information purposes only and is not necessarily indicative of the results of operations which would have been achieved and reported had the Merger and related transactions been consummated on the dates assumed, nor is it necessarily indicative of the future consolidated operating results of CNA Surety.

     CAPSURE UNDERWRITING RESULTS
     The following table is a summary of the pretax underwriting results and certain operating ratios of Capsure for the three and nine months ended September 30, 1997 and 1996 (dollars in thousands):



                                            Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                           ---------------------    ---------------------
                                             1997         1996        1997         1996
                                           --------     --------    --------     --------
Net written premiums ..................    $ 24,082     $ 21,947    $ 74,448     $ 69,115

Net earned premiums ...................    $ 24,170     $ 22,856    $ 69,428     $ 66,159
Net losses and LAE ....................       1,871        2,014       5,030        6,601
Net commissions, brokerage and other ..      17,309       16,177      48,595       46,499
                                           --------     --------    --------     --------
    Underwriting income ...............    $  4,990     $  4,665    $ 15,803     $ 13,059
                                           ========     ========    ========     ========

Loss ratio ............................         7.8%         8.8%        7.2%        10.0%
Expense ratio .........................        71.6         70.8        70.0         70.3
                                           --------     --------    --------     --------
Combined ratio ........................        79.4%        79.6%       77.2%        80.3%
                                           ========     ========    ========     ========


     Capsure's net written premiums in the 1997 third quarter were up 9.7% to $24.1 million. For the first nine months of 1997, net written premiums were $74.4 million up 7.7%. Net written premiums for the twelve months ended September 30, 1997 were $96.6 million.

     The combined ratio for Capsure in the first nine months of 1997 improved to 77.2% compared to 80.3% in 1996. For the first nine months of 1997, the loss ratio declined to 7.2% compared to 10.0% or 1996. The loss and combined ratios for the first nine months of 1997 included $5.2 million in favorable loss reserve development compared to $3.3 million for the comparable period of 1996. For the first nine months of 1997, the expense ratio decreased slightly to 70.0% compared to 70.3% in 1996.

3.   INVESTMENTS

     The estimated fair value and new cost basis of investments held by CNA Surety at September 30, 1997 were as follows (dollars in thousands):

                                                              Estimated
                                                                Fair
                                                                Value
                                                              ---------
      Available-For-Sale Securities
      ------------------------------
      Fixed maturities:
      U.S. Treasury securities and obligations of
         U.S. Government corporations and agencies:
         U.S. Treasury notes ...............................  $   7,075
         Collateralized mortgage obligations ...............     28,716
         Mortgage pass-through securities ..................     36,253
      Obligations of states and political subdivisions .....      2,171
      Non-agency collateralized mortgage obligations .......     17,650
      Asset-backed securities:
         Second mortgages/home equity loans ................     24,557
         Credit card receivables ...........................      6,027
         Other underlying assets ...........................      7,398
                                                              ---------
          Total fixed maturities ...........................  $ 129,847
                                                              =========


4.   REINSURANCE

     The effect of reinsurance on the Predecessor's premium written and earned was as follows (dollars in thousands):

                         Three Months Ended September 30,               Nine Months Ended September 30,
                     ----------------------------------------    --------------------------------------------
                            1997                  1996                   1997                   1996
                     ------------------    ------------------    --------------------    --------------------
                     Written    Earned     Written    Earned     Written     Earned      Written     Earned
                     -------    -------    -------    -------    --------    --------    --------    --------
Direct ........      $41,904    $38,843    $38,068    $40,185    $114,969    $112,751    $112,896    $119,399
Assumed .......          603      1,077        935         (5)      1,106       2,034       1,658         865
Ceded .........       (2,642)    (1,340)    (2,277)    (2,411)     (7,445)     (6,221)     (8,291)     (7,962)
                     -------    -------    -------    -------    --------    --------    --------    --------
Net premiums ..      $39,865    $38,580    $36,726    $37,769    $108,630    $108,564    $106,263    $112,302
                     =======    =======    =======    =======    ========    ========    ========    ========


     The effect of reinsurance on the Predecessor's provision for loss and loss adjustment expenses was as follows (dollars in thousands):

                                            Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                           ---------------------    ---------------------
                                             1997         1996        1997         1996
                                           --------     --------    --------     --------
Gross loss and loss adjustment expense ..  $ 12,208     $  2,955    $ (7,265)    $ 21,027
Ceded amounts ...........................    (3,986)         761      (4,251)       2,585
                                           --------     --------    --------     --------
Net loss and loss adjustment expense ....  $  8,222     $  3,716    $(11,516)    $ 23,612
                                           ========     ========    ========     ========


5.   LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     Loss and loss adjustment expense reserves are estimates and the ultimate liability may vary significantly from such estimates. Management regularly updates reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates (reserve development) are reflected in results of operations in the period such changes are determined to be needed.

     The following table presents a reconciliation between the beginning and ending balance of loss and loss adjustment expense reserves for the nine month periods ended September 30, 1996 and 1997 of the Predecessor and a reconciliation of the reserves of the Predecessor at September 30, 1997 to the reserves of CNA Surety at September 30, 1997 (dollars in thousands):


                                                                           Nine Months Ended
                                                                              September 30,
                                                                        -----------------------
                                                                          1997           1996
                                                                        --------       --------
Reserves at beginning of period:
Gross ..............................................................    $119,151       $138,657
Ceded reinsurance ..................................................      15,467         24,531
                                                                        --------       --------
        Net reserves at beginning of period ........................     103,684        114,126
                                                                        --------       --------
Net incurred loss and loss adjustment expenses:
     Provision for insured events of current period ................      23,484         32,122
     Decrease in provision for insured events of prior periods .....     (35,000)        (8,510)
                                                                        --------       --------
        Total net incurred .........................................     (11,516)        23,612
                                                                        --------       --------
Net payments attributable to:
    Current period events ..........................................       4,307          5,836
    Prior period events ............................................       3,780         33,928
                                                                        --------       --------
        Total net payments .........................................       8,087         39,764
                                                                        --------       --------
Net reserves at end of period ......................................      84,081         97,974
Ceded reinsurance at end of period .................................       4,833         17,160
                                                                        --------       --------
        Gross reserves at end of period - Predecessor ..............      88,914       $115,134
                                                                        --------       ========
Ceded reinsurance retained by CCC ..................................      (4,833)
Capsure reserves at acquisition - gross ............................      38,200
                                                                        --------
        Gross reserves at end of period - CNA Surety ...............    $122,281
                                                                        ========


6.   DEBT

     CNA Surety has consolidated its bank borrowings under a five-year revolving credit facility that provides for borrowings of up to $130 million. The interest rate on borrowings under the credit facility may be fixed, at CNA Surety's option, for a period of one, two, three or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. The condensed consolidated balance sheet reflects total long-term debt of $105 million, comprised of borrowings of $54 million to retire pre-existing Capsure debt and an additional $51 million of borrowings of which $50 million was contributed to Western Surety in connection with the Merger. The weighted average interest rate on outstanding borrowings was 5.86% at September 30, 1997.

     The credit facility contains among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. The credit facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

                    CNA SURETY CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND THE CONDENSED STATEMENTS OF CERTAIN REVENUES
                  AND DIRECT OPERATING EXPENSES OF PREDECESSOR
                               SEPTEMBER 30, 1997


     The following discussion and analysis of these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements of CCC Surety Corporation and Capsure and the related notes thereto, the unaudited pro forma consolidated financial information of CNA Surety, and the other financial information pertaining to CCC Surety Operations and Capsure included or incorporated by reference in the Company's Registration Statement on Form S-4 dated August 15, 1997.

BACKGROUND

FORMATION OF CNA SURETY CORPORATION AND MERGER
     In December 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corp. ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's business under a newly-formed holding company, CNA Surety Corporation ("CNA Surety" or the "Company"). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance,
including surety insurance.   Loews Corporation owns approximately 84% of the
outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to as CCC Surety Operations ("Predecessor").

     Capsure provides surety and fidelity bonds in all 50 states through a combined network of 120,000 independent agents. Capsure's principal subsidiaries are Western Surety Company ("Western Surety"), acquired in August 1992, and Universal Surety of America ("Universal Surety" or "USA"), acquired in September 1994. Western Surety writes small fidelity and noncontract surety bonds, referred to as commercial bonds, and errors and omissions liability insurance, as a licensed insurer in all 50 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), writes similar business and is licensed in 17 states. Universal Surety specializes in the underwriting of small contract and miscellaneous surety bonds. Universal Surety is licensed in 37 states and the District of Columbia with most of its business generated in Texas.

     Pursuant to a reorganization agreement, CCC Surety Operations and Capsure merged their respective operations at the close of business on September 30, 1997 ("Merger Date"). CNAF, through its property and casualty subsidiaries, CCC and CIC contributed $52.25 million of capital to CNA Surety. Through reinsurance agreements, CCC and CIC ceded to Western Surety all of their net unearned premiums and loss and loss adjustment expense reserves, as of the Merger Date. Further, CCC and CIC have agreed to assume the obligation for any adverse development on recorded reserves for CCC Surety Operations as of the Merger Date, to limit the loss ratio on certain defined business written by CNA Surety through December 31, 2000 and to provide certain additional excess of loss reinsurance. CCC also agreed to provide certain administrative services at specified rates, subject to inflationary increases, for three years after the Merger, if CNA Surety chooses to purchase such services. Immediately after the Merger, CCC and CIC owned, on a fully diluted basis, 61.75% of

CNA Surety's common stock and the stockholders and option holders of Capsure owned 38.25% of CNA Surety's common stock on a fully diluted basis. The reorganization agreement provides for a mechanism, referred to as the "Lookback Adjustment", which may adjust the number of shares of CNA Surety common stock owned by CCC in the event that either or both of Capsure's and the CCC Surety Operations' actual net written premiums for 1997 vary from certain targets.

BASIS OF PREDECESSOR FINANCIAL DATA PRESENTED

     The CCC Surety Operations were not an existing legal entity for which separate financial statements had been prepared. In addition, certain aspects of the CNAF operation, principally investments and various administrative functions, have been managed on a CNAF corporate-wide basis. CNAF has customarily not allocated capital, investments, related investment income, realized capital gains and losses, or certain general and administrative expenses, which are indirect or overhead in nature, to the various lines of business written by its operating units, including the surety insurance lines of the CCC Surety Operations. As a result of these circumstances, the aforementioned financial statements reflect only those assets and liabilities that have been identified as being attributable to the CCC Surety Operations. The receivable from affiliates is calculated at an amount necessary to balance all other identified assets with the total of all identified liabilities. Similarly, the condensed statements of certain revenues and direct operating expenses reflects premiums earned, losses incurred, loss adjustment expenses (allocated and unallocated) and other direct expenses relating to the CCC Surety Operations.

INTERIM RESULTS OF PREDECESSOR OPERATIONS -- THREE AND NINE MONTHS ENDED
     SEPTEMBER 30, 1997 AND 1996

PREMIUMS WRITTEN
     Gross and net written premiums for the three months ended September 30, 1997 and 1996 are shown in the table below (dollars in thousands):



                                                            Three Months Ended September 30,
                                                  ---------------------------------------------------
                                                            1997                     1996
                                                  ----------------------    -------------------------
Gross written
   Contract ..................................... $  30,037          70.7%   $  28,033            71.9%
   Commercial ...................................    12,470          29.3       10,970            28.1
                                                  ---------     ---------    ---------       ---------
                                                  $  42,507         100.0%   $  39,003           100.0%
                                                  =========     =========    =========       =========
Net written
   Contract...................................... $  29,228          73.3%   $  26,786            72.9%
   Commercial....................................    10,637          26.7        9,940            27.1
                                                  ---------     ---------    ---------       ---------
                                                  $  39,865         100.0%   $  36,726           100.0%
                                                  =========     =========    =========       =========

Net written as a percentage of gross written....                     93.8%                        94.2%


     Gross written premiums for the three months ended September 30, 1997 increased $3.5 million, or 9.0%, over the three months ended September 30, 1996. This increase was attributed to growth in both commercial and contract premiums up 13.7% and 7.1%, respectively, for the quarter.

     Net written premiums for the three months ended September 30, 1997 increased $3.1 million, or 8.5%, over the three months ended September 30, 1996. This increase was attributed to the aforementioned increase in gross written premiums offset by slightly higher ceded premiums.

     Gross and net written premiums for the nine months ended September 30, 1997 and 1996 are shown in the table below (dollars in thousands):



                                                            Nine Months Ended September 30,
                                                  ---------------------------------------------------
                                                            1997                     1996
                                                  ----------------------    -------------------------
Gross written
   Contract ..................................... $  80,316         69.2%    $  80,817            70.5%
   Commercial ...................................    35,759         30.8        33,737            29.5
                                                  ---------     ---------    ---------       ---------
                                                  $ 116,075         100.0%   $ 114,554           100.0%
                                                  =========     =========    =========       =========
Net written
   Contract...................................... $  77,632          71.5%   $  77,225            72.7%
   Commercial....................................    30,998          28.5       29,038            27.3
                                                  ---------     ---------    ---------       ---------
                                                  $ 108,630         100.0%   $ 106,263           100.0%
                                                  =========     =========    =========       =========
Net written as a percentage of gross written ....                    93.6%                        92.8%


     For the nine months ended September 30, 1997, gross written premiums increased $1.5 million, or 1.3%, as compared to the nine months ended September 30, 1996. This increase was due to a $2.0 million, or 6.0%, increase in commercial premiums, partially offset by a $0.5 million, or 0.6%, decrease in contract premiums. This decline in gross contract written premiums, all of which occurred in the first quarter of 1997, was attributable to a number of factors including increased competition, the success and timing of the contractor accounts being awarded new business by their customers which, in turn, generates premiums for the CCC Surety Operations, and the amount and timing of revenue from large contractor accounts.

     Net written premiums for the nine months ended September 30, 1997 increased $2.4 million, or 2.2%, from the nine months ended September 30, 1996. This increase was attributed to the aforementioned growth in gross written premiums, as well as slightly lower ceded premiums.

OPERATING RESULTS

     The following table is a summary of the pretax operating results and certain operating ratios of the CCC Surety Operations for the three and nine months ended September 30, 1997 and 1996 (dollars in thousands):


                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                  ------------------------        ------------------------
                                                    1997           1996             1997            1996
                                                  ---------      ---------        ---------      ---------
Net earned premiums .............................  $38,580         $37,769        $108,564       $112,302
Net losses and LAE (1) ..........................    8,222           3,716         (11,516)        23,612
Other direct costs and expenses (2) .............   20,004          20,581          59,674         59,995
                                                  --------        --------        --------       --------
Excess of net earned premiums over direct
 operating expenses before income taxes (1)(2) ..  $10,354         $13,472         $60,406        $28,695
                                                  ========        ========        ========       ========

Loss Ratio (1) ..................................     21.3%            9.8%          (10.6)%         21.0%
Expense ratio (2) ...............................     51.9            54.5            55.0           53.4
                                                  --------        --------        --------       --------
Combined ratio (1)(2) ...........................     73.2%           64.3%           44.4%          74.4%
                                                  ========        ========        ========       ========

_______________
(1) Includes the effect of recording revisions on prior year loss reserves. See "Loss and LAE Reserves" below.
(2) Does not include the effects of certain general and administrative expenses, which are indirect or overhead in nature, since such costs were not historically allocated to the CCC Surety Operations by CNAF or its subsidiaries. Accordingly, the comparability of this data to other data that include such costs is affected.

     The period-over-period changes in the combined ratio were due to fluctuations in both the loss and expense ratios as more fully discussed in the following paragraphs.

LOSS RATIO
     The loss ratio for the three months ended September 30, 1997 was 21.3% compared to 9.8% for the three months ended September 30, 1996. The loss ratio for the nine months ended September 30, 1997 was (10.6)% compared to 21.0% for the nine months ended September 30, 1996. The (10.6)% loss ratio for the nine months ended September 30, 1997 includes the effect of $35.0 million of net favorable loss reserve development, related to prior reserve estimates, recorded in the first quarter of 1997. See "Loss and LAE Reserves" in this section for an explanation of this reserve revision. The nine months ended September 30, 1996 included approximately $8.5 million of releases of prior year reserves. Excluding the impact of the $35.0 million and $8.5 million reduction of prior year reserves for the nine months ended September 30, 1997 and 1996, the loss ratios would have been 21.6%, and 28.6%, respectively.

EXPENSE RATIO
     The expense ratio for the three months ended September 30, 1997 was 51.9% compared to 54.5% for the three months ended September 30, 1996. The expense ratio for the nine months ended September 30, 1997 was 55.0% compared to 53.4% for the nine months ended September 30, 1996. This increase in the expense ratio was primarily due to the decrease in net earned premiums for the period.

LOSS AND LAE RESERVES

     Underwriting results of the CCC Surety Operations are significantly influenced by estimates of loss and LAE reserves. Loss and LAE reserves are based on undiscounted (i) case basis estimates for claims reported on direct business, adjusted in the aggregate for ultimate loss expectations, (ii) estimates of unreported losses based upon past experience, (iii) estimates of losses on assumed insurance, (iv) estimates of future expenses to be incurred in settlement of claims and (v) estimates of claim recoveries, exclusive of reinsurance recoveries which are reported as an asset. In establishing these estimates, consideration is given to current conditions and trends as well as past CCC Surety Operations' and industry experience.

     Loss and LAE reserves are estimates and the ultimate liability may vary significantly from such estimates. Management updates the reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates (reserve development) are reflected in results of operations in the year such changes are determined to be needed. Large losses (individual claims which are in excess of $2.5 million) can significantly affect underwriting results and loss reserves. Estimating reserves for such losses in the early stages of development can be difficult. Because of the somewhat volatile nature of the contract surety business and the potential for large losses, the CCC Surety Operations historically have had a strong bias to estimate reserves conservatively and, as more information became available that would warrant a change, adjust such reserve estimates. These later reserve adjustments have typically, but not always, been releases of reserves.

     The most significant variable in estimating the CCC Surety Operations' reserves for years subsequent to 1994 was the addition of the CIC surety business. While the surety business of CIC was similar in many ways to that of CCC, there were certain aspects of the CIC book business that elevated the inherent level of underwriting risk as compared to the CCC book of business. One of these factors was that CIC had underwritten contractors in certain geographic locations where it was very difficult to attain underwriting results historically targeted by CCC. CIC had consistently experienced a significantly higher loss and loss adjustment expense ratio than the CCC business, particularly in the early 1990's. The average loss ratio for CIC in this time period was in excess of 50% versus approximately 17% for CCC.

     The unfavorable results of the CIC book of business prompted a number of operating and organizational changes. Prior to the merger with CCC, CIC, on its own initiative, had begun to react to the poor underwriting experience by scaling back operations in specific territories and re-underwriting its book of business. Subsequent to the merger, the CIC customer accounts were included by CCC in an annual re-underwriting process performed under the supervision of CCC management using the historical underwriting standards of the CCC book of business. CCC also consolidated the claims operations of CIC with CCC as there was concern with CIC's claim handling processes, particularly in the handling of large contract surety claims. The majority of this consolidation took place over a period of eighteen months spanning from July 1995 to December 1996, during which time CCC management assimilated knowledge about the CIC claims.

     From a reserving perspective, it was unclear how much and when these re-underwriting efforts and changes in claims responsibilities would be evident in the underwriting results. As a result of this uncertainty, and consistent with its generally conservative estimating philosophy in reserving, the CCC Surety Operations did not anticipate immediate and significant improvement in underwriting results for the CIC book of business.

     Based on the CCC's Surety Operations' review of reserves that was completed in connection with the preparation of the March 31, 1997 financial statements, the CCC Surety Operations management determined that it had been overly cautious in interpreting claim data and had discounted favorable trends. As shown in the table below, the CCC Surety Operations released $35.0 million of prior year reserves in the first quarter of 1997. Approximately $33.0 million of this reserve development related to CIC and principally to accident years prior to 1996.

     The following is a summary of reserve development, net of reinsurance, recorded in the first nine months of 1997 and 1996 and for the full years of 1996, 1995 and 1994 (dollars in thousands):


                                                          Favorable
                                                           Reserve
                                                         Development
                                                         -----------
                Nine months ended September 30, 1997 ..    $ 35,000
                Nine months ended September 30, 1996 ..    $  8,510
                Year ended December 31, 1996 ..........    $  9,742
                Year ended December 31, 1995 ..........    $ 10,846
                Year ended December 31, 1994 ..........    $  8,454


     There is no assurance that this past experience of favorable reserve development will continue in future years.

     As part of the Merger with Capsure, CCC has agreed to enter into the Quota Share Treaty which, among other things, calls for CCC to assume, as of the Merger Date, the obligation for any adverse development on recorded reserves for the CCC Surety Operations. If actual ultimate loss and loss adjustment expenses are less than recorded reserves for the CCC Surety Operations at the Merger Date, any such difference will benefit CNA Surety. While the reserves recorded at each reporting date are management's best estimate at that time, for all of the reasons noted above, these reserve estimates may change in the future.

LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the liquidity requirements of CNA Surety will be met primarily by funds generated from operations. The principal operating cash flow sources are premiums, investment income, and sales and maturities of investments. CNA Surety also may generate funds from additional borrowings under the credit facility described below. The primary cash flow uses are payments for claims, operating expenses, debt service on the credit facility, as well as dividends, if any, to CNA Surety stockholders. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

     The receivable from affiliates reflects the reinsurance agreement whereby CCC and CIC ceded all of their net unearned premiums and loss and loss adjustment expense reserves for the surety business, as of September 30, 1997, to Western Surety on the Merger Date. On October 1, 1997, CNA Surety received cash from CNAF for the $118.0 million receivable from affiliates.

     CNA Surety consolidated its bank borrowings under a five-year revolving credit facility (the "Credit Facility") in the amount of $130 million. CNA Surety borrowed $105 million as of September 30, 1997 and used the proceeds to retire the existing Capsure debt of approximately $54 million and to make a $50 million capital contribution to Western Surety. On October 6, 1997, CNA Surety borrowed an additional $13 million to pay amounts accrued at September 30, 1997 for the $10.6 million closing dividend to Capsure stockholders and other merger-related costs.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. As of September 30, 1997, the weighted average interest rate was 5.86% on the $105 million outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. The Credit Facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

     As an insurance holding company, CNA Surety will depend upon dividends and other permitted payments from its insurance subsidiaries to pay cash dividends, as well as pay operating expenses and meet debt service requirements. The payment of dividends by the insurance subsidiaries will be subject to varying degrees of supervision by the insurance regulatory authorities in South Dakota and Texas. In South Dakota, where Western Surety and SBCA are domiciled, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. In Texas, where USA is domiciled, an insurance company may only declare or pay dividends to stockholders from the insurer's earned surplus. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer's surplus to policyholders and (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the appropriate insurance department prior to payment.

     The insurance subsidiaries can pay to CNA Surety during 1997 aggregate dividends of approximately $18.0 million without prior regulatory approval.
The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Accordingly, dividend capacity for 1997 does not reflect the effects of the Merger. Dividend capacity for 1998 will be based on statutory surplus and income at and for the year ended December 31, 1997 which will include the results of the CCC Surety Operations for the period from the Merger Date to December 31, 1997. Dividend capacity for 1999 will be based on statutory surplus and income at and for the year ended December 31, 1998 which will include the effects of the CCC Surety Operations for all of 1998.

     At September 30, 1997, the insurance subsidiaries had combined policyholders' surplus of approximately $152.5 million, which generated a net written premium to surplus ratio of approximately 1.6 to 1. Regulatory guidelines suggest that this net written premium to surplus ratio for property and casualty insurers, in general, should not exceed 3 to 1.

     CNA Surety management believes that it will have sufficient available resources to meet its short-term capital needs.

ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statements on Accounting Standards ("SFAS") 128, "Earnings per Share." This statement established standards for computing and presenting earnings per share ("EPS"), which simplifies the computations originally established in APB Opinion No. 15, "Earnings per share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation between the two computations. This Statement is effective for financial statements issued for
periods ending after December 15, 1997.   This Statement will not have a
significant impact on CNA Surety.

     In February 1997, the FASB issued SFAS 129, "Disclosure of Information about Capital Structure" which establishes standards for disclosing information about an entity's capital structure. The Statement consolidates existing disclosure requirements for ease of retrieval and greater visibility to nonpublic entities. The new Statement contains no change in disclosure requirements for companies previously subject to the requirements of APB No. 10, "Omnibus Opinion--1966," APB Opinion No. 15, "Earnings per Share," and FASB Statement 47 "Disclosure of Long-Term Obligations." It applies to all entities and is effective for financial statements issued for periods ending after December 15, 1997. This Statement has no effect on CNA Surety.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes accounting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement is not expected to result in a significant change on CNA Surety's disclosures.

                   CNA SURETY CORPORATION AND SUBSIDIARIES


                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings   -   None.

ITEM 2.  Changes in the Rights of the Company's Security Holders   -   None.

ITEM 3.  Defaults Upon Senior Securities   -   None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

              Immediately prior to the Merger Date, the stockholders of CNA Surety (comprised of CNAF affiliates) took the following actions pursuant to unanimous written consent:

              *    Approval of the following persons as
                   directors of the Company (in addition to David T. Cumming, Peter E. Jokiel and Mark C. Vonnahme): Giorgio Balzer, Rod
                   F. Dammeyer, Bruce A. Esselborn, Melvin Gray, Joe P. Kirby, John T. Knox, Roy E. Posner and Adrian M. Tocklin.

              *    Approval of the Company's Replacement Stock
                   Option Plan and the 1997 Long-Term Equity Compensation Plan.


ITEM 5.  Other Information   -   None.

ITEM 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibits:
               27.   Financial Data Schedule.

         (b)   Reports on Form 8-K:
               None.


------------------------

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements which are not historical facts contained in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, product and policy demand and market response risks, the effect of economic conditions, the impact of competitive products, policies and pricing, product and policy development, regulatory changes and conditions, rating agency policies and practices, development of claims and the effect on loss reserves, the performance of reinsurance companies under reinsurance contracts with the Company, investment portfolio developments and reaction to market conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward-looking statements contained herein.

                                   SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CNA SURETY CORPORATION
                                  (Registrant)




                                  /s/  John S. Heneghan
                                  ------------------------------------------
                                  Vice President and Chief Financial Officer









Date: November 14, 1997