Form 10-K
period 1997-12-31
CNA SURETY CORP
filed 1998-03-24
CIK 1044566

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

                                   ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-13277

                      ------------------------------------

                             CNA SURETY CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-4144905
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                              Identification No.)

        CNA PLAZA, CHICAGO, ILLINOIS                               60685
  (Address of principal executive offices)                      (Zip Code)


                                 (312) 822-5000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates was $202.3 million based upon the closing price of $16.00 per share on March 6, 1998, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

     At March 6, 1998, 43,375,931 shares of the Registrant's Common Stock were outstanding.

                     Documents Incorporated By Reference:

     Part III incorporates by reference the Registrants Proxy Statement relating to the Annual Meeting of Shareholders to be held May 19, 1998.

================================================================================

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                       -------
PART I.
Item 1.   Business....................................................       3
            General...................................................       3
            Formation of CNA Surety and Merger........................       3
            Description of Business...................................       3
            Business Strategy.........................................       4
            A.M. Best Ratings.........................................       5
            Product Information.......................................       5
            Marketing.................................................       7
            Underwriting..............................................       9
            Competition...............................................       9
            Reinsurance...............................................       9
            Reserves for Unpaid Losses and Loss Adjustment Expenses...      10
            Asbestos and Environmental Claims.........................      11
            Regulation................................................      12
            Investments...............................................      13
            Net Operating Tax Loss Carryforwards......................      13
            Employees.................................................      13
Item 2.   Properties..................................................      14
Item 3.   Legal Proceedings...........................................      14
Item 4.   Submission of Matters to a Vote of Security Holders.........      14
PART II.
          Market for the Registrant's Common Stock and Related
Item 5.   Stockholder Matters.........................................      14
Item 6.   Selected Financial Data.....................................      15
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................      17
          Quantitative and Qualitative Discussions About Market
Item 7a.  Risk........................................................      32
Item 8.   Financial Statements and Supplementary Data.................      32
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial Disclosure....................................      32
PART III.
Item 10.  Directors and Executive Officers of the Registrant..........      32
Item 11.  Executive Compensation......................................      32
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................      32
Item 13.  Certain Relationships and Related Transactions..............      32
PART IV.
          Exhibits, Financial Statement Schedules, and Reports on Form
Item 14.  8-K.........................................................      33

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     CNA Surety Corporation ("CNA Surety" or "Company") is a surety organization in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation with Capsure Holdings Corp.'s ("Capsure") insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with an 8.6% market share. Its wide selection of products range from very small commercial bonds to large contract bonds.

FORMATION OF CNA SURETY AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corp. ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), which are owned by a newly-formed holding company, CNA Surety Corporation. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. Loews Corporation owns approximately 84% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations ("Predecessor").

     Pursuant to a reorganization agreement, CCC Surety Operations and Capsure merged their respective operations at the close of business on September 30, 1997 ("Merger Date"). CNAF, through its property and casualty subsidiaries, CCC and CIC contributed $52.25 million of capital to CNA Surety. Through reinsurance agreements, CCC and CIC ceded to Western Surety all of their net unearned premiums and loss and loss adjustment expense reserves, as of the Merger Date, and will cede to Western Surety all surety business written or renewed by CCC and CIC for a period of five years thereafter. Further, CCC and CIC have agreed to assume the obligation for any adverse development on recorded reserves for CCC Surety Operations as of the Merger Date, to limit the loss ratio on certain defined business written by CNA Surety through December 31, 2000 and to provide certain additional excess of loss reinsurance. CCC also agreed to provide certain administrative services at specified rates, subject to inflationary increases, for three years after the Merger, if CNA Surety chooses to purchase such services.

     Immediately after the Merger, CCC and CIC owned, on a diluted basis, 61.75% of CNA Surety's common stock and the stockholders and option holders of Capsure owned 38.25% of CNA Surety's common stock on a diluted basis. The reorganization agreement provides for a mechanism, referred to as the "Lookback Adjustment", described in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16 to the Consolidated Financial Statements, which could adjust the number of shares of CNA Surety common stock owned by CCC in the event that either or both of Capsure's and the CCC Surety Operations' actual net written premiums for 1997 varied from certain targets.

DESCRIPTION OF BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 37,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. Western Surety writes, on a direct basis or as business assumed from CCC and CIC, small fidelity and noncontract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; international surety and credit insurance; and errors and omissions ("E&O") liability insurance, as a licensed insurer in all 50 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), writes principally small commercial surety business and is licensed in 22 states. USA specializes in the underwriting of small contract and commercial surety bonds. USA is licensed in 41 states and the District of Columbia with most of its business generated in Texas.

     The Company's strategy is to continue the underwriting focus of each of its operating units and to achieve growth from cross-marketing opportunities and building upon the established traditions of high-quality service and long-term relationships.

BUSINESS STRATEGY

     CNA Surety management believes the Merger resulted in the combination of three complementary businesses, each with distinct strengths, product focuses and marketing strategies. The combination of these businesses resulted in a single, larger entity focused on serving the needs of virtually all segments of the surety market, in terms of the types of products offered and the size of bonds available, as well as the potential realization of synergies that exist among the businesses, including expanded distribution channels for all products, administrative efficiencies and expense savings.

     Historically, the CCC Surety Operations' contract surety business has been focused upon the medium to large contract surety business, generally contractors with contracted work in progress of $50 million or less. USA has focused its marketing on smaller contractors, typically those with contracted work in progress of $3 million or less. In addition, USA's business has had a strong South-Central U.S. regional orientation, although in recent years it has increased its efforts to expand nationally through its alliance with Western Surety. The combined contract surety business of CNA Surety will more thoroughly cover the full contract surety market, ranging from very small to very large contractors. USA operations will benefit from CNA Surety's anticipated increased underwriting capacity to service the needs of its larger customers and breadth and depth of underwriting and marketing resources. Management believes the geographic expansion of USA's surety business currently underway will be aided significantly by the existing local presence and market knowledge of its 41 branch offices.

     Management believes that Western Surety is the largest writer of smaller commercial surety bonds with strong capabilities in marketing, distribution and service. CNA Surety management believes that as a result of the Merger, the distribution network of Western Surety, comprised of 61 marketing representatives across the country and approximately 37,000 independent agencies, will gain immediate access to increased capacity to write bonds and policies for larger exposures, in reliance on CNA Surety's greater financial resources and underwriting capabilities. Western Surety marketing representatives will receive support and training from branch office personnel, enabling greater cross-marketing opportunities. In addition, in light of its focused market and its need for immediate response, Western Surety has developed expertise and systems that allow it to service the commercial surety needs of smaller customers efficiently and quickly. CNA Surety expects to rely on this expertise and service orientation to better compete in the commercial surety market generally. For instance, the CCC Surety Operations have focused on serving the surety needs of "Fortune 1000" companies, and with the expertise and capabilities developed by Western Surety, CNA Surety management believes that CNA Surety will be able to better support these companies. CNA Surety management anticipates that it will be able to capitalize on the computer systems expertise and the strong processing capabilities of Western Surety to improve its service orientation to all customers, including the expansion of its surety product offerings, the implementation of new programs and the expansion of existing opportunities for the international operations of its U.S. customers.

     While CNA Surety management intends to focus its attention on building upon the synergies that exist among the businesses, management also expects that the Merger will result in certain expense savings as CNA Surety will consolidate certain functions, including administration, agency licensing, collections and accounting. CNA Surety expects to eliminate redundant computer system applications, move toward a common computer system architecture and enhance communications and processing capabilities throughout the combined entity.

     Management does not, however, intend to centralize all operations. Management believes that while each of the businesses can learn from the respective strengths, capabilities and resources of the others, CNA Surety's long-term strategies will best be served by maintaining the marketing and underwriting operations of the businesses in substantially their current form.

A.M. BEST RATINGS

     Western Surety and USA are currently rated A+ (Superior) and A (Excellent), respectively, by A.M. Best Company, Inc. ("A.M. Best"). Through intercompany reinsurance and related agreements, CNA Surety's customers will continue to have access to CCC's broader underwriting capacity. CCC is currently rated A by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to C- (Fair) with A++ being highest. An A+ (Superior) rating is assigned to those companies which A.M. Best believes have achieved superior overall performance when compared to the norms of the property and casualty insurance industry. A+ (Superior) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. A rating of A (Excellent) is assigned to those companies which A.M. Best believes have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations.

PRODUCT INFORMATION

     According to the Surety Association of America ("SAA") industry estimates, approximately 80% of the $2.7 billion United States surety market is represented by bonds required by federal statutes, state laws, and local ordinances. These bonding requirements range from federal construction projects, where the contractor is required to post performance and payment bonds which guarantee performance of contracts to the government as well as payment of bills to subcontractors and suppliers, to license and permit bonds which guarantee compliance with legal requirements for business operations.

  PRODUCTS AND POLICIES

     Unlike a standard, two-party insurance policy, surety bonds are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the owner/obligee) the fulfillment of some obligation on the part of the principal. The surety is the party who guarantees fulfillment of the principal's obligation to the obligee. In addition, sureties are generally entitled to recover from the principal any losses and expenses paid to third parties. The surety's responsibility is to evaluate the risk and determine if the principal meets the underwriting requirements for the bond. Accordingly, surety bond premiums primarily reflect the type and class of risk and related costs associated with both processing the bond transaction and investigating the applicant including, if necessary, an analysis of the applicant's creditworthiness and ability to perform.

     The surety business is comprised of contract surety business and commercial surety business, although the products comprising each are sold through the same distribution system.

     Contract bond guarantee obligations include the following:

          Bid bonds: used by contractors submitting proposals on potential contracts.

          Performance bonds: guarantee to the owner the performance of the contractor's obligations according to the terms and conditions of the contract.

          Payment bonds: guarantee payment of the contractor's obligations under the contract for labor, subcontractors, and materials supplied to the project. Payment bonds are utilized in public projects where liens are not permitted.

     Other examples of contract bonds are completion, maintenance and supply bonds.

     Commercial surety business is comprised of bonds covering obligations typically required by law or regulation, such as the following:

          License and Permit bonds: required by statutes or ordinances for a number of purposes including guaranteeing the payment of certain taxes and fees and providing consumer protection as a condition to granting licenses related to selling real estate or motor vehicles and contracting services.

          Judicial and Fiduciary bonds: required by statutes, courts or legal documents for the protection of those on whose behalf a fiduciary acts. Examples of such fiduciaries include executors and administrators of estates, and guardians of minors and incompetents.

          Public Official bonds: required by statutes and ordinances to guarantee the lawful and faithful performance of the duties of office by public officials.

          Fidelity bonds: cover losses arising from employee dishonesty. Examples of purchasers of fidelity bonds are law firms, insurance agencies and janitorial service companies.

     In 1997, CNA Surety expanded into the international surety and credit insurance market through a 50% U.S. dollar denominated quota share treaty with an affiliate of CCC, CNA Reinsurance Company Limited (London). Western Surety assumed $10.1 million of premium through this relationship. The assumed business is predominately European based risks, approximately 87% of which is credit insurance and 13% is surety and fidelity.

     CNA Surety also writes E&O policies through its subsidiary Western Surety for three classes of insureds: notaries public, tax preparers and insurance agents and brokers. The notary public E&O policy is marketed as a companion product to the notary public bond and the tax preparer E&O policy is marketed to small tax return preparation firms. Western Surety introduced an insurance agents' and brokers' E&O insurance product in 1994 and expanded this product to 39 states as of December 31, 1997.

     The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums, net earned premiums and number of bonds and policies in force and the respective percentages of the total for the past two years. All tables in this section contain information reflecting the pro forma combined operations of CNA Surety, including Western Surety and USA results prior to the Merger Date. As such, the financial information is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety (amounts in thousands, except average bond amounts):

                                                            PRO FORMA GROSS WRITTEN PREMIUMS
                                                           -----------------------------------
                                                                      % OF               % OF
                                                             1997     TOTAL     1996     TOTAL
                                                           --------   -----   --------   -----
Contract................................................   $123,014    46.2%  $124,477    49.6%
Commercial:
  License and permit....................................     64,614    24.3     61,163    24.3
  Judicial and fiduciary................................     26,555    10.0     25,512    10.1
  Public official.......................................     17,703     6.6     16,819     6.7
  International and other...............................     11,788     4.4      1,907     0.8
                                                           --------   -----   --------   -----
  Total commercial......................................    120,660    45.3    105,401    41.9
                                                           --------   -----   --------   -----
Fidelity................................................     15,762     5.9     15,134     6.0
E&O policies and other..................................      6,982     2.6      6,402     2.5
                                                           --------   -----   --------   -----
                                                           $266,418   100.0%  $251,414   100.0%
                                                           ========   =====   ========   =====

                                                             PRO FORMA NET WRITTEN PREMIUMS
                                                           -----------------------------------
                                                                      % OF               % OF
                                                             1997     TOTAL     1996     TOTAL
                                                           --------   -----   --------   -----
Contract................................................   $118,138    45.9%  $118,268    50.3%
Commercial..............................................    118,160    46.0     97,407    41.4
Fidelity................................................     15,750     6.1     15,090     6.4
E&O policies and other..................................      5,019     2.0      4,421     1.9
                                                           --------   -----   --------   -----
                                                           $257,067   100.0%  $235,186   100.0%
                                                           ========   =====   ========   =====

                                                              PRO FORMA NET EARNED PREMIUMS
                                                           -----------------------------------
                                                                      % OF               % OF
                                                             1997     TOTAL     1996     TOTAL
                                                           --------   -----   --------   -----
Contract................................................   $122,042    50.2%  $117,649    49.4%
Commercial..............................................    101,372    41.6    101,640    42.6
Fidelity................................................     15,398     6.3     14,701     6.2
E&O policies and other..................................      4,613     1.9      4,340     1.8
                                                           --------   -----   --------   -----
                                                           $243,425   100.0%  $238,330   100.0%
                                                           ========   =====   ========   =====

                                                                        PRO FORMA
                                                             DOMESTIC BOND/POLICIES IN FORCE
                                                           -----------------------------------
                                                                      % OF               % OF
                                                             1997     TOTAL     1996     TOTAL
                                                           --------   -----   --------   -----
Contract................................................         30     1.7%        26     1.5%
Commercial..............................................      1,475    82.2      1,470    84.1
Fidelity................................................         95     5.3         94     5.4
E&O policies and other..................................        193    10.8        157     9.0
                                                           --------   -----   --------   -----
                                                              1,793   100.0%     1,747   100.0%
                                                           ========   =====   ========   =====
Average domestic bond penalty/policy limit(1)...........   $ 25,082           $ 24,883
                                                           ========           ========

---------------

(1) The average bond penalty is a measure of the average limit of liability associated with in force contract and commercial surety bonds at each reporting period.

     In 1997, the agency with which CNA Surety did the most business generated approximately $2.8 million of gross written premiums, or 1.1% of aggregate gross written premiums. The ten agencies which did the most business with CNA Surety produced a total of $15.3 million or 5.8% of aggregate gross written premiums.

MARKETING

     The Company principally markets its products in all 50 states, as well as the District of Columbia and Puerto Rico. Its products are marketed primarily through independent producers, including multi-line agents and brokers such as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CNA Surety enjoys broad national distribution of its products, which are marketed through approximately 37,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. In addition, the Company employs 61 full-time salaried marketing representatives to continually service its vast producer network. Relationships with these independent producers are maintained through the Company's 49 local branch offices.

     The following table sets forth the distribution of the pro forma combined domestic business of CNA Surety, by state based upon gross written premiums in each of the last two years:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                               -------------
                                                               1997    1996
                                                               -----   -----
Pro Forma Gross Written Premiums by State:
  Texas.....................................................    12.7%   13.3%
  California................................................     7.0     7.8
  Florida...................................................     5.6     5.8
  New York..................................................     4.5     4.8
  Illinois..................................................     4.0     4.1
  Pennsylvania..............................................     3.8     3.6
  Michigan..................................................     3.3     3.1
  Louisiana.................................................     3.2     3.5
  All Other.................................................    55.9    54.0
                                                               -----   -----
  Total.....................................................   100.0%  100.0%
                                                               =====   =====

  CONTRACT SURETY

     With respect to the contract surety business, the core focus for the Company is contractors with less than $50 million in contracted work in progress. This segment is comprised of small contractors (less than $5 million in work in progress), medium contractors ($5-$25 million) and the lower end of the large contractors ($25-$150 million). These small and medium contractors, as a group, represent a significant portion of the United States construction market. The Company has a small number of accounts with contracted work in progress in excess of $150 million, the majority of which have been clients of the Company's predecessor for more than ten years. Some of these accounts are maintained on a "co-surety" or joint insurer basis with other sureties in order to manage aggregate exposure.

     The Company's USA unit will continue to focus its marketing efforts on serving the needs of the small contractor. Contract bonds underwritten by USA are primarily contractor performance and payment bonds in amounts under $3 million. The Company will utilize Western Surety's diverse agency relationships and its nationwide branch structure to expand the geographic and agency distribution of USA's small contract surety business.

     CNA Surety also participates in the non-standard contract surety market, utilizing the federal government's Small Business Administration ("SBA") surety bond guarantee programs. The SBA programs provide 70% - 90% coverage in exchange for 10% - 30% of the premium.

  COMMERCIAL SURETY

     A large portion of the commercial surety market is comprised of small obligations represented by licenses and permits that are routine in nature and require minimal underwriting. Customers are focused principally on prompt and efficient service.

     The Company's Western Surety unit will continue to focus its marketing efforts on this small commercial bond market. Western Surety emphasizes one-day response service, easy-to-use forms and an extensive array of commercial bond products. In addition, independent agents are provided pre-executed bond forms, powers of attorney, and facsimile authorizations that allow them to issue many standard bonds in their offices.

     While a large portion of the commercial surety market is represented by small entities, CNA Surety will also seek to service the bonding needs of larger, "Fortune 1000" firms, where a high level of technical and underwriting skill is required. These larger customers are sophisticated, professional buyers of commercial surety bonds who demand exceptional service and business expertise at a reasonable cost. CNA Surety maintains a specific underwriting staff in its Chicago home office and other underwriting centers across the country dedicated to the "Fortune 1000" market.

     CNA Surety's insurance subsidiaries will also direct their marketing to particular industries or classes of bonds on a broad basis. For instance, the Company maintains programs directed at notary bonds, mortgage broker compliance bonds, games of chance bonds (guaranteeing payment of prizes from promotional games) and grain warehouse dealers bonds (protecting funds associated with grain storage).

UNDERWRITING

     The underwriting philosophy of CNA Surety is disciplined, and focused on consistent underwriting profitability. The extent and sophistication of underwriting activity varies by type of risk. Contractor accounts and large commercial surety customers undergo extensive credit, financial and managerial review and analysis on a regular basis. Certain classifications of bonds, such as fiduciary and court appeal bonds, also require more extensive underwriting.

     CNA Surety also targets various products in the surety and fidelity bond market which are characterized by relatively low-risk exposure and small bond amounts. The underwriting criteria, including the extent of bonding authority granted to independent agents, will vary depending on the class of business and the type of bond. For example, relatively little underwriting information is typically required of certain low-exposure risks such as notary bonds.

COMPETITION

     The surety and fidelity market is highly competitive. According to 1996 data from A.M. Best, the U.S. market aggregates approximately $3.6 billion in direct written premiums, comprised of approximately $2.7 billion in surety premiums and approximately $0.9 billion in fidelity premiums. The large diversified insurance companies hold the largest market shares. For example, the 20 largest surety companies account for nearly 70% of the surety market. On a pro forma basis for 1996, CNA Surety was the largest surety provider with an 8.6% market share.

     Primary competitors of CNA Surety are approximately 20 national, multi-line companies participating in the surety market throughout the country. Management believes that its principal strengths are capacity, diverse product offering, service and accessibility and long-term relationships with agents and accounts. While the surety industry has experienced slow premium growth, competition has increased as a result of ten years of profitable underwriting experience. This competition has typically manifested itself through reduced premium rates and greater tolerance for relaxation of underwriting standards. Management believes such competition will continue.

REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede insurance to other insurance companies to limit their exposure to loss, provide greater diversification of risk and minimize aggregate exposures. Because the ceding of insurance does not ordinarily discharge the primary liability of the original insurer, the management of CNA Surety only places their reinsurance with qualified carriers after conducting a detailed review of the nature of the obligation and a thorough assessment of the reinsurers' credit qualifications and claims settlement performance and capabilities. The reinsurance coverages and terms are tailored to the specific risk characteristics of the underlying products of the Company.

     For contract and commercial surety business, exclusive of USA business, an excess of loss reinsurance program is in effect. It provides for coverage on a per principal basis, equal to $55 million in excess of a $5 million retention. For the USA business only, the Company has per principal reinsurance coverage of 85% of losses up to $4.9 million in excess of $100,000. The Company also has an excess of loss reinsurance contract with CCC which provides $75 million of coverage, on a per principal basis, in excess of the $60 million. The Company limits its net retention on its insurance agents and brokers E&O liability insurance product to 20% through a third party quota share reinsurance agreement.

     At December 31, 1997, CNA Surety's largest non-affiliate reinsurance receivable, including prepaid reinsurance premiums of $1.0 million, was approximately $2.7 million with Transatlantic Reinsurance Company. Transatlantic Reinsurance Company is rated A+ (Superior) by A.M. Best.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred but not reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries, exclusive of reinsurance recoveries which are reported as an asset. These estimates are determined based on the Company's and surety industry loss experience as well as consideration of current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in operating income in the year in which such changes are determined to be needed.

     CNA Surety's insurance subsidiaries employ accepted reserving approaches in establishing the estimated liability for unpaid loss and loss adjustment expenses that give consideration to the inherent difficulty and variability in the estimation process. In addition, CNA Surety utilizes independent actuarial firms of national standing to conduct periodic reviews of claim procedures and loss reserving practices, and annually obtains actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of its principal insurance subsidiaries.

     A table is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the Consolidated Financial Statements which presents a reconciliation of beginning and ending loss reserve balances of the Company for the period from September 30, 1997 (date of inception) through December 31, 1997 and of the Predecessor for the nine months ended September 30, 1997 and years ended December 31, 1996 and 1995. Such tables highlight the impact of favorable development of the estimated liability established in prior years.

     The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting principles ("SAP") for the year ended December 31, 1997 (dollars in thousands):

Net reserves at end of year, GAAP basis.....................    $122,725
Ceded reinsurance, net of salvage and subrogation...........       7,656
                                                                --------
Gross reserves at end of year, GAAP basis...................     130,381
Estimated salvage and subrogation recoverable (gross of
  reinsurance), not anticipated under SAP...................       8,070
Estimated reinsurance recoverable netted against gross
  reserves for SAP..........................................      (8,692)
                                                                --------
Gross reserves at end of year, SAP basis....................    $129,759
                                                                ========

     The loss reserve development table below illustrates the change over time of reserves established for the Company's estimated losses and loss adjustment expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section shows re-estimates of the original recorded reserve as of the end of each successive year which is the result of management's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

     The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The loss reserve development table reflects, on a pro forma basis, the reserves of the CCC Surety Operations and Capsure since 1987 and CIC since its acquisition in May of 1995. Such historical development is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety nor of future operating results.

                                                                      AS OF DECEMBER 31,
                                     ------------------------------------------------------------------------------------
                                      1987       1988       1989       1990       1991       1992       1993       1994
                                     -------    -------    -------    -------    -------    -------    -------    -------
                                                                    (DOLLARS IN THOUSANDS)
Net reserves for losses and loss
 adjustment expenses.............    $50,609    $60,959    $58,685    $69,733    $60,425    $61,998    $64,627    $70,398
Net Paid (Cumulative) as of:
One year later...................     12,532     11,700      7,618     13,456     16,287     17,636     12,923     12,018
Two years later..................     20,510     15,221     13,540     22,330     24,295     25,854     19,671     18,149
Three years later................     22,251     17,823     18,033     26,835     29,857     29,495     21,990     21,229
Four years later.................     23,928     20,723     20,758     31,591     31,273     30,582     23,070         --
Five years later.................     26,152     22,575     22,089     32,133     31,909     30,817         --         --
Six years later..................     27,312     23,271     25,441     32,352     32,354         --         --         --
Seven years later................     27,717     24,515     23,457     32,993         --         --         --         --
Eight years later................     28,616     24,529     23,849         --         --         --         --         --
Nine years later.................     28,606     24,877         --         --         --         --         --         --
Ten years later..................     29,013         --         --         --         --         --         --         --
Net Reserves Re-estimated as of:
End of initial year..............     50,609     60,959     58,685     69,733     60,425     61,998     64,627     70,398
One year later...................     48,426     49,285     53,486     50,822     58,644     58,603     54,568     51,471
Two years later..................     43,530     44,495     39,131     51,330     51,511     54,585     44,749     44,135
Three years later................     41,032     36,635     39,978     46,439     46,826     47,911     38,972     38,829
Four years later.................     38,256     37,200     34,357     42,946     42,212     42,542     28,094         --
Five years later.................     38,006     32,134     31,405     40,747     39,945     33,699         --         --
Six years later..................     34,184     29,816     31,777     38,131     36,164         --         --         --
Seven years later................     33,899     29,392     26,646     36,179         --         --         --         --
Eight years later................     32,932     26,831     25,464         --         --         --         --         --
Nine years later.................     30,634     25,514         --         --         --         --         --         --
Ten years later..................     29,580         --         --         --         --         --         --         --
                                     -------    -------    -------    -------    -------    -------    -------    -------
Total net (deficiency)
 redundancy......................    $21,029    $35,445    $33,221    $33,554    $24,261    $28,299    $36,533    $31,569
                                     =======    =======    =======    =======    =======    =======    =======    =======
Cumulative redundancy
 (deficiency) as a percentage of
 original estimate...............      41.6%      58.1%      56.6%      48.1%      40.2%      45.6%      56.5%      44.8%
                                     =======    =======    =======    =======    =======    =======    =======    =======

                                          AS OF DECEMBER 31,
                                   --------------------------------
                                     1995        1996        1997
                                   --------    --------    --------
                                        (DOLLARS IN THOUSANDS)
Net reserves for losses and loss
 adjustment expenses.............  $147,911    $137,064    $122,725
Net Paid (Cumulative) as of:
One year later...................    42,552       9,866          --
Two years later..................    43,179          --          --
Three years later................        --          --          --
Four years later.................        --          --          --
Five years later.................        --          --          --
Six years later..................        --          --          --
Seven years later................        --          --          --
Eight years later................        --          --          --
Nine years later.................        --          --          --
Ten years later..................        --          --          --
Net Reserves Re-estimated as of:
End of initial year..............   147,911     137,064     122,725
One year later...................   132,267      96,178          --
Two years later..................   103,466          --          --
Three years later................        --          --          --
Four years later.................        --          --          --
Five years later.................        --          --          --
Six years later..................        --          --          --
Seven years later................        --          --          --
Eight years later................        --          --          --
Nine years later.................        --          --          --
Ten years later..................        --          --          --
                                   --------    --------    --------
Total net (deficiency)
 redundancy......................  $ 44,445    $ 40,886(1) $     --
                                   ========    ========    ========
Cumulative redundancy
 (deficiency) as a percentage of
 original estimate...............     30.0%       29.8%          --
                                   ========    ========    ========

---------------

(1) The $40.9 million release of prior year reserves is comprised of $35.0 million of CCC Surety Operations favorable development and $5.3 million of Capsure favorable reserve development in the nine month period of 1997 prior to the Merger and $0.6 million of CNA Surety favorable reserve development for the period from September 30, 1997 (date of inception) through December 31, 1997.

ASBESTOS AND ENVIRONMENTAL CLAIMS

     The Company does not bond contractors that specialize in environmental remediation work. The Company does, however, bond several accounts that have incidental environmental exposure with respect to which the Company provides limited bonding programs. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights of ownership of the property in the completion of a defaulted project or through salvage recovery.

     To date, the Company has not received any environmental claim notices nor is management aware of any potential environmental claims.

REGULATION

     The Company's insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes which delegate regulatory, supervisory and administrative powers to state insurance regulators. In general, an insurer's state of domicile has principal responsibility for such regulation which is designed generally to protect policyholders rather than investors and relates to matters such as the standards of solvency which must be maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, including periodic financial and market conduct examinations; the filing of annual and other reports, prepared on a statutory basis, on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. Licensed or admitted insurers generally must file with the insurance regulators of such states, or have filed on its behalf, the premium rates and bond and policy forms used within each state. In some states, approval of such rates and forms must be received from the insurance regulators in advance of their use.

     Western Surety is domiciled in South Dakota and licensed in all 50 states and the District of Columbia. SBCA is domiciled in South Dakota and licensed in 22 states. USA is domiciled in Texas and licensed in 41 states and the District of Columbia.

     Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the Consolidated Financial Statements. Without prior regulatory approval in 1998, CNA Surety's insurance subsidiaries may pay stockholder dividends of $16.3 million in the aggregate. For the period from September 30, 1997 (date of inception) through December 31, 1997, CNA Surety received $5.0 million in dividends from its insurance subsidiaries.

     Since CCC Surety Operations prior to the Merger were conducted through several wholly-owned insurance subsidiaries of CNAF, and the surety business only represented a small portion of the business of such subsidiaries and dividends paid by the insurance subsidiaries to CNAF were not allocated between lines of insurance, the amounts of dividends paid by the insurance subsidiaries to CNAF attributable to the CCC Surety Operations cannot be determined for years prior to the Merger.

     CNA Surety's insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities. The South Dakota Department of Commerce and Regulation -- Division of Insurance conducted its last examination of Western Surety as of December 31, 1991. This examination covered both financial and market conduct procedures. The Texas Department of Insurance conducted its last examination of USA as of December 31, 1996. This examination included financial matters. There were no significant issues noted which required corrective action by any of the insurance subsidiaries. Financial and market conduct examinations of Western Surety are currently being conducted for the five year period ended December 31, 1996.

     Certain states in which CNA Surety's insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to Capsure's or the Predecessor's results of operations.

     Western Surety and USA each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. The underwriting limitations of Western Surety and USA, based on each insurer's statutory surplus, are currently $3.4 million and $1.2 million, respectively. Through intercompany reinsurance and related agreements with CCC, CNA Surety has access to CCC's $345.3 million U.S. Treasury underwriting limitation.

INVESTMENTS

     Insurance company investment practices must comply with insurance laws and regulations and must also comply with certain covenants under CNA Surety's $130 million revolving credit facility. Generally, insurance laws and regulations prescribe the nature and quality of, and set limits on, the various types of investments which may be made by CNA Surety's insurance subsidiaries.

     The Company's investment portfolios generally are managed to maximize after-tax investment returns, while minimizing credit risks with investments concentrated in high quality, fixed income securities. CNA Surety's portfolios are managed to provide diversification by limiting exposures to any one issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolios are structured to support CNA Surety's operations and consider the expected duration of liabilities and short-term cash needs.

     An investment committee of CNA Surety's Board of Directors establishes investment policy and oversees the management of each portfolio. A professional independent investment adviser has been engaged to assist in the management of each of the Company's insurance subsidiaries investment portfolio pursuant to established investment committee guidelines. The insurance subsidiaries pay an advisory fee based on the market value of the assets under management.

NET OPERATING TAX LOSS ("NOLS") CARRYFORWARDS

     In July 1986, Capsure emerged from voluntary bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. Prior to its emergence, Capsure was primarily involved in oil and gas production, exploration and development and providing supplies to the oil and gas industry. Due to a significant downturn in the oil and gas industry in the early 1980s, Capsure generated significant losses and was unable to meet its obligations, resulting in its voluntary bankruptcy filing. Upon emergence from bankruptcy, Capsure had oil and gas interests and approximately $300 million in NOLs. The IRS has not audited Capsure's tax returns for the years in which it reported net operating losses.

     Capsure had approximately $100.7 million of these NOLs available at September 30, 1997 to reduce its future federal taxable income, of which $50.7 million expired on December 31, 1997. Under Section 382 of the Code, significant restrictions on CNA Surety's ability to utilize Capsure's NOL carryovers apply because of the ownership change as a result of the Merger.

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 840 persons. Since its emergence from bankruptcy in 1986, Capsure has not experienced any work stoppages nor has CCC Surety Operations ever experienced a work stoppage. Management of CNA Surety believes its relations with its employees are good.

ITEM 2.  PROPERTIES

     CNA Surety leases its executive offices and its shared branch locations with CCC under an Administrative Services Agreement. CNA Surety currently uses approximately 72,500 square feet and related personal property at 41 branch locations and its home and executive offices (15,243 square feet), in Chicago, Illinois. CNA Surety's annual rent for this space is approximately $1.6 million. CNA Surety may terminate its use of these locations as set forth in the Administrative Services Agreement, without penalty, by providing CCC with 60 days written notice.

     Western Surety leases office space for its executive offices at 101 South Phillips Avenue, Sioux Falls, South Dakota 57104, under a lease expiring in 2002. Western Surety's office space, consisting of approximately 81,600 square feet, is leased from a partnership in which Western Surety owns a 50% interest. The annual rent, which is subject to annual adjustments, was $1.5 million as of December 31, 1997. Western Surety also leases a 7,900 square foot branch office in Dallas, Texas. Annual rent for the branch office was $0.2 million and the lease expires in 1999. USA leases office space for its executive offices at 950 Echo Lane, Suite 250, Houston, Texas 77024, under a lease terminating in 2000 with an annual rent of $0.2 million. USA also leases space for 7 branch offices for an additional annual rent of approximately $0.1 million.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to numerous lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock ("Common Stock") trades on the New York Stock Exchange under the symbol SUR. On March 6, 1998, the last reported sale price for the Common Stock was $16.00 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during the fourth quarter of 1997. Prior to September 30, 1997 the Company was not publicly traded.

                                                                 HIGH        LOW
                                                                -------    -------
1997
  4th Quarter...............................................    $16.500    $12.875

     The number of stockholders of record of Common Stock on March 6, 1998, was approximately 2,100.

DIVIDENDS

     The declaration and payment of dividends to holders of CNA Surety Common Stock will be at the discretion of the CNA Surety Board and will depend upon many factors, including CNA Surety's financial condition, operating characteristics, projected earnings and growth, capital requirements of its insurance subsidiaries, debt service obligations and such other factors as the CNA Surety Board deems relevant. There can be no assurance that any future dividends will be paid.

ITEM 6.  SELECTED FINANCIAL DATA

     The following financial information has been derived from the Consolidated Financial Statements and notes thereto which appear elsewhere in this Form 10-K.

     CNA Surety Corporation is a newly formed holding company for the combined surety business of CNAF and Capsure. Pursuant to a reorganization agreement, CNAF and Capsure merged their respective operations at the close of business on September 30, 1997. The surety operations of CNAF are referred to as CCC Surety Operations ("Predecessor"). For a more detailed description of the merger transactions and their effects on the Company's financial data, see the Consolidated Financial Statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in this Form 10-K.

     The following information presented for CNA Surety is for the period from September 30, 1997 (date of inception) through December 31, 1997 and as of December 31, 1997. Selected financial data of the Predecessor is presented on the following page.

(Dollars in thousands, except per share data)
Total revenues(1)...........................................  $ 71,284
                                                              ========
Gross written premiums......................................  $ 75,252
                                                              ========
Net written premiums........................................  $ 73,989
                                                              ========
Net earned premiums.........................................  $ 65,433
                                                              ========
Underwriting income(2)......................................  $ 15,086
Net investment income.......................................     5,766
Net investment gains (losses)...............................        85
Interest expense............................................     1,831
Amortization of intangible assets...........................     1,447
                                                              --------
Income before income taxes..................................    17,659
Income taxes................................................     6,663
                                                              --------
Net income..................................................  $ 10,996
                                                              ========
Basic and diluted earnings per common share.................  $   0.25
                                                              ========
Loss ratio(2)...............................................      18.5%
Expense ratio...............................................      58.4
                                                              --------
Combined ratio(2)...........................................      76.9%
                                                              ========
Invested assets and cash....................................  $419,667
Intangible assets, net of amortization......................   161,962
Total assets................................................   727,180
Insurance reserves..........................................   304,217
Long-term debt..............................................   118,000
Total liabilities...........................................   470,448
Stockholders' equity........................................   256,732
Book value per share........................................  $   5.93

---------------

(1) Includes investment income and investment gains for CNA Surety for the period from September 30, 1997 (date of inception) through December 31, 1997.

(2) Includes the effect of recording releases of prior year loss reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions was $647 and 1.0% for the period from September 30, 1997 (date of inception) through December 31, 1997.

     The following information of the Predecessor is presented for the three months ended December 31, 1996, for the nine months ended September 30, 1997 and 1996 and for the years ended December 31, 1996, 1995, 1994 and 1993. The selected financial information of the Predecessor does not include data with respect to assets, liabilities (other than insurance reserves) and equity because CNAF did not customarily allocate the investment portfolio or equity of its operating subsidiaries to its business units like CCC Surety Operations.

                            THREE      NINE MONTHS ENDED
                            MONTHS       SEPTEMBER 30,              YEARS ENDED DECEMBER 31,
                            ENDED     -------------------   -----------------------------------------
                           12/31/96     1997       1996       1996     1995(1)      1994       1993
 (Dollars in thousands)    --------   --------   --------   --------   --------   --------   --------
Gross written premiums...  $ 40,654   $116,075   $114,554   $155,208   $136,605   $ 94,182   $ 88,040
                           ========   ========   ========   ========   ========   ========   ========
Net written premiums.....  $ 37,641   $108,630   $106,263   $143,904   $122,012   $ 82,064   $ 73,005
                           ========   ========   ========   ========   ========   ========   ========
Net earned premiums......  $ 36,767   $108,564   $112,302   $149,069   $130,603   $ 77,981   $ 72,632
Net loss and LAE(2)......     9,394    (11,516)    23,612     33,006     32,440      8,580     12,508
Amortization of deferred
  policy acquisition
  costs(3)...............    16,665     48,075     49,717     66,382     58,243     34,202     27,928
Other direct expenses....     4,631     10,173      8,637     13,268     11,840      6,716      6,029
Policyholders'
  dividends..............       324      1,426      1,641      1,965      1,508      1,009      1,005
                           --------   --------   --------   --------   --------   --------   --------
Excess of net earned
  premiums over direct
  operating expenses
  before income
  taxes(2)(3)............  $  5,753   $ 60,406   $ 28,695   $ 34,448   $ 26,572   $ 27,474   $ 25,162
                           ========   ========   ========   ========   ========   ========   ========
Loss ratio(2)............      25.6%     (10.6)%     21.0%      22.1%      24.8%      11.0%      17.2%
Expense ratio(3).........      58.8       55.0       53.4       54.8       54.8       53.8       48.2
                           --------   --------   --------   --------   --------   --------   --------
Combined ratio(2)(3).....      84.4%      44.4%      74.4%      76.9%      79.6%      64.8%      65.4%
                           ========   ========   ========   ========   ========   ========   ========
Insurance reserves(4)....  $214,828   $183,491   $210,340   $214,828   $239,716   $111,695   $112,764

---------------

(1) CNAF acquired The Continental Insurance Company ("Continental") in May 1995. Results include the surety operations of Continental since its acquisition in May 1995 which affects the comparability of financial information.

(2) Includes the effect of recording releases of prior year loss reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions, all of which were net reductions, were $1,232 or 3.4% for the three months ended December 31, 1996, $35,000 or 32.2% and $8,510 or 7.6% for the nine months ended September 30, 1997 and 1996, respectively, and $9,742 and 6.5%, $10,846 and 8.3%, and $8,454 and 10.8% for the years ended December 31, 1996, 1995, and 1994, respectively.

(3) Does not include the effects of certain general and administrative expenses, which are indirect or overhead in nature, since such costs were not historically allocated to the CCC Surety Operations by CNAF or its subsidiaries. Accordingly, the comparability of this data to other data that include such costs is affected.

(4) The insurance reserves include both loss and loss adjustment expense and unearned premium reserves. These reserves are shown before the effects of ceded reinsurance. In accordance with the reorganization and related reinsurance agreements, these reserves, as of the Merger Date, were transferred to Western Surety, net of reinsurance which totaled $9,979 and $23,876 for the nine months ended September 30, 1997 and 1996 and $21,779, $31,060, $21,098, and $28,362 at December 31, 1996, 1995, 1994, and 1993,
    respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CNA SURETY CORPORATION AND STATEMENT OF CERTAIN ASSETS AND LIABILITIES AND THE STATEMENTS OF CERTAIN REVENUES AND DIRECT OPERATING EXPENSES OF PREDECESSOR

GENERAL

     The following is a discussion and analysis of CNA Surety Corporation ("CNA Surety" or the "Company") and its insurance subsidiaries' operating results, financial condition, liquidity and capital resources as well as a discussion of CCC Surety Operations' ("Predecessor") Statement of Certain Assets and Liabilities and Statements of Certain Revenues and Direct Operating Expenses. This discussion should be read in conjunction with the Consolidated Financial Statements of CNA Surety and notes thereto and the audited Statement of Certain Assets and Liabilities and Statements of Certain Revenues and Direct Operating Expenses and the related notes thereto of CCC Surety Operations.

FORMATION OF CNA SURETY CORPORATION AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corp. ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), which are owned by a newly-formed holding company, CNA Surety Corporation. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. Loews Corporation owns approximately 84% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations ("Predecessor").

     Pursuant to a reorganization agreement, CCC Surety Operations and Capsure merged their respective operations at the close of business on September 30, 1997 ("Merger Date"). CNAF, through its property and casualty subsidiaries, CCC and CIC contributed $52.25 million of capital to CNA Surety. Through reinsurance agreements, CCC and CIC ceded to Western Surety all of their net unearned premiums and loss and loss adjustment expense reserves, as of the Merger Date, and will cede to Western Surety all surety business written or renewed by CCC and CIC for a period of five years thereafter. Further, CCC and CIC have agreed to assume the obligation for any adverse development on recorded reserves for CCC Surety Operations as of the Merger Date, to limit the loss ratio on certain defined business written by CNA Surety through December 31, 2000 and to provide certain additional excess of loss reinsurance. CCC also agreed to provide certain administrative services at specified rates, subject to inflationary increases, for three years after the Merger, if CNA Surety chooses to purchase such services.

     Immediately after the Merger, CCC and CIC owned, on a diluted basis, 61.75% of CNA Surety's common stock and the stockholders and option holders of Capsure owned 38.25% of CNA Surety's common stock on a diluted basis. The reorganization agreement provides for a mechanism, referred to as the "Lookback Adjustment," which could adjust the number of shares of CNA Surety common stock owned by CCC in the event that either or both of Capsure's and the CCC Surety Operations' actual net written premiums for 1997 varied from certain targets. See Note 16 to the Consolidated Financial Statements for a discussion of the Lookback Adjustment.

BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 37,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. Western Surety writes, on a direct basis or as business assumed from CCC and CIC, small fidelity and noncontract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; international surety and credit insurance; and errors and omissions ("E&O") liability insurance, as a licensed insurer in all 50 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), writes principally small commercial surety business and is licensed in 22 states. USA specializes in the underwriting of small contract and commercial surety bonds. USA is licensed in 41 states and the District of Columbia with most of its business generated in Texas.

     The Company's strategy is to continue the underwriting focus of each of its operating units and to achieve growth from cross-marketing opportunities and building upon the established traditions of high-quality service and long-term relationships.

     Western Surety and USA are currently rated A+ (Superior) and A (Excellent), respectively, by A.M. Best Company, Inc. ("A.M. Best"). Through intercompany reinsurance and related agreements, CNA Surety's customers will continue to have access to CCC's broader underwriting capacity. CCC is currently rated A by A.M. Best.

RESULTS OF OPERATIONS

  CNA SURETY RESULTS FROM SEPTEMBER 30, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997 AND PREDECESSOR RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO PREDECESSOR YEAR ENDED DECEMBER 31, 1996

     As set forth in Note 1 to the Consolidated Financial Statements, the results of operations of the Predecessor did not reflect investment income and investment gains and losses. Additionally, certain general and administrative expenses, which were indirect or overhead in nature, were not allocated to the Predecessor by CNAF or its subsidiaries. As a result of these factors and because the merger with Capsure significantly affected the combined organization, it is not useful to compare CNA Surety operations to Predecessor operations. Also, a comparison of the Predecessor results of operations for the nine months ended September 30, 1997 to the year ended December 31, 1996 would not be useful due to the different reporting periods of nine and twelve months.

     Accordingly, the remainder of this discussion and analysis is formatted to compare information for CNA Surety for various time periods in 1997 and 1996 as if the merger had been consummated on January 1, 1996. Periods presented prior to September 30, 1997 that are shown herein on this basis are therefore marked pro forma. The following table of unaudited pro forma information has been prepared as if the acquisition of Capsure had been consummated on January 1, 1996. This unaudited pro forma financial information gives effect to the following: (i) adjustment to the Capsure statement of operations, as reported, to reflect the income effects as if the $10 per share special distribution was made on January 1, 1996; (ii) consummation of the Merger and the related transactions and the contribution of capital to and the incurrence of additional debt by CNA Surety; (iii) purchase accounting adjustments to reflect Capsure's assets and liabilities at fair value; (iv) estimated indirect and overhead expenses for the CCC Surety Operations; and (v) estimated interest expense related to the additional debt. The unaudited pro forma financial information does not include the estimated net investment income resulting from investment of merger-related cash flows, including (i) the $50 million debt proceeds, (ii) the $52.25 million capital contribution from CCC, and (iii) collection of the receivable from CCC.

  ANALYSIS OF CNA SURETY'S RESULTS FOR THE THREE MONTHS ENDED AND YEARS ENDED DECEMBER 31, 1997 AND 1996

     A discussion of CNA Surety's actual results of operations for the period from September 30, 1997 (date of inception) through December 31, 1997 compared to unaudited pro forma results of operations for the comparative period in 1996 and a discussion of unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 follows. The operating results of CNA Surety for the period from September 30, 1997 (date of inception) through December 31, 1997 are hereinafter referred to as the customarily subscribed to terms "Three Months Ended" or "Fourth Quarter."

     The components of income for the Company for the three months and years ended December 31, 1997 and 1996 are summarized as follows (dollars in thousands):

                                                  THREE MONTHS ENDED           YEARS ENDED
                                                     DECEMBER 31,              DECEMBER 31,
                                                -----------------------    --------------------
                                                  1997         1996          1997        1996
                                                --------    -----------    --------    --------
                                                            (PRO FORMA)        (PRO FORMA)
Total revenues..............................    $ 71,284     $ 62,754      $258,682    $250,194
                                                ========     ========      ========    ========
Underwriting income.........................    $ 15,086     $  8,989      $ 87,146    $ 46,682
Net investment income.......................       5,766        2,866        14,534      10,796
Net investment gains........................          85           19           723       1,068
Interest expense............................       1,831        1,807         7,232       7,660
Non-recurring charges and merger costs......          --        1,524        12,087       8,565
Amortization of intangible assets...........       1,447        1,447         5,788       5,788
                                                --------     --------      --------    --------
Income before income taxes..................      17,659        7,096        77,296      36,533
Income taxes................................       6,663        2,751        42,921      14,101
                                                --------     --------      --------    --------
Net income..................................    $ 10,996     $  4,345      $ 34,375    $ 22,432
                                                ========     ========      ========    ========
Net income per share........................    $   0.25     $   0.10      $   0.79    $   0.52
                                                ========     ========      ========    ========

  Insurance Underwriting

     Underwriting results for the Company for the three months and years ended December 31, 1997 and 1996 are summarized in the following table (dollars in thousands):

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,          YEARS ENDED DECEMBER 31,
                                                -----------------------    ------------------------
                                                  1997         1996           1997          1996
                                                --------    -----------    ----------    ----------
                                                            (PRO FORMA)          (PRO FORMA)
Gross written premiums......................    $ 75,252     $ 64,126       $266,418      $251,414
                                                ========     ========       ========      ========
Net written premiums........................    $ 73,989     $ 59,808       $257,067      $235,186
                                                ========     ========       ========      ========
Net earned premiums.........................    $ 65,433     $ 59,869       $243,425      $238,330
Net losses and loss adjustment expenses.....      12,134       11,237          5,648        41,450
Net commissions, brokerage and other........      38,213       39,643        150,631       150,198
                                                --------     --------       --------      --------
Underwriting income.........................    $ 15,086     $  8,989       $ 87,146      $ 46,682
                                                ========     ========       ========      ========
Loss ratio..................................        18.5%        18.8%           2.3%         17.4%
Expense ratio...............................        58.4         66.2           61.9          63.0
                                                --------     --------       --------      --------
Combined ratio..............................        76.9%        85.0%          64.2%         80.4%
                                                ========     ========       ========      ========

  Premiums Written

     CNA Surety primarily markets contract and commercial surety bonds. Contract bonds guarantee obligations covered by a written agreement between two parties. The most common types include bid, performance and payment bonds. The commercial surety market includes numerous types of bonds categorized as court judicial, court fiduciary, public official, license and permit and many miscellaneous bonds that include guarantees of financial performance. The Company also writes fidelity bonds which cover losses arising from employee dishonesty, and E&O liability insurance.

     Gross written premiums are shown in the table below (dollars in thousands):

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,          YEARS ENDED DECEMBER 31,
                                                -----------------------    ------------------------
                                                  1997         1996           1997          1996
                                                --------    -----------    ----------    ----------
                                                            (PRO FORMA)          (PRO FORMA)
Contract....................................    $ 29,185     $ 31,639       $123,014      $124,477
Commercial..................................      40,638       27,490        120,660       105,401
Fidelity....................................       3,495        3,404         15,762        15,134
E&O and other...............................       1,934        1,593          6,982         6,402
                                                --------     --------       --------      --------
                                                $ 75,252     $ 64,126       $266,418      $251,414
                                                ========     ========       ========      ========

     Gross written premiums increased 17.4%, or $11.1 million, in the fourth quarter ended December 31, 1997 compared to the fourth quarter of 1996 and gross written premiums increased 6.0%, or $15.0 million, for the year ended December 31, 1997 compared to 1996. These increases were primarily attributable to $10.1 million of international surety and credit business assumed in the fourth quarter of 1997, as a result of the Company's initiative to more aggressively expand its products and services into the international markets. In 1997, CNA Surety expanded into the international surety and credit insurance market through a quota share reinsurance treaty with an affiliate of CCC, CNA Reinsurance Company Limited (London). Commercial surety, exclusive of international surety and credit business, was up 11.0% for the fourth quarter and 4.9% in 1997. The fidelity and other book of business, primarily written by Western Surety, increased 8.6% and 5.6% in the fourth quarter and year ended December 31, 1997, respectively. These increases in commercial surety and fidelity and other business were offset by a decrease in contract surety business of 7.8% in the fourth quarter and 1.2% for the full year ended December 31, 1997. The decreases in contract surety reflect the competitive pressures primarily in the medium to large contract segment of the market and to a lesser extent, the timing of the contractor accounts being awarded new business by their customers.

     Net written premiums are shown in the table below (dollars in thousands):

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,          YEARS ENDED DECEMBER 31,
                                                -----------------------    ------------------------
                                                  1997         1996           1997          1996
                                                --------    -----------    ----------    ----------
                                                            (PRO FORMA)          (PRO FORMA)
Contract....................................    $ 27,836     $ 30,170       $118,138      $118,268
Commercial..................................      41,272       25,157        118,160        97,407
Fidelity....................................       3,516        3,395         15,750        15,090
E&O and other...............................       1,365        1,086          5,019         4,421
                                                --------     --------       --------      --------
                                                $ 73,989     $ 59,808       $257,067      $235,186
                                                ========     ========       ========      ========

     For the three months and year ended December 31, 1997, net written premiums increased 23.7%, or $14.2 million, and 9.3%, or $21.9 million, respectively, over the comparable period in 1996. Net written premiums were up primarily due to a 21.3% increase in commercial surety business for the full year of 1997. The increase in commercial net written premiums includes the addition of the aforementioned international surety and credit business as well as relatively strong growth in Western Surety's core small commercial surety business throughout 1997. Net written premiums, exclusive of the international business, increased 6.8% and 5.0% for the three months and year ended December 31, 1997, respectively. The rise in commercial net written premiums was offset by a decrease in contract surety net written premiums as a result of the competitive market conditions that exist in the contract surety market. Net written premiums for contract surety decreased 7.7%, or $2.3 million, for the quarter and were down slightly for the year ended December 31, 1997. The Company also renegotiated its reinsurance agreements with its reinsurers increasing the Company's net retention to $5 million per principal (e.g., the contractor on contract surety bonds) on its commercial surety business. In the fourth quarter of 1997, the Company received $3.8 million in previously ceded reinsurance premium from its reinsurers. Absent this returned premium, domestic commercial surety net written premiums were up 8.6% for the quarter and 7.0% for the year.

  Underwriting Income

     Underwriting income increased 67.8% to $15.1 million in the fourth quarter of 1997 and increased 86.7% to $87.1 million for the year ended December 31, 1997 as compared to the similar periods in 1996. The period to period changes in underwriting income and combined ratios were due to fluctuations in both the loss and expense ratios as more fully described below.

  Loss Ratio

     The loss ratio for the fourth quarter 1997 was 18.5% compared to 18.8% for the pro forma fourth quarter of 1996. The loss ratio included $0.6 million and $4.9 million in favorable reserve development for the three months ended December 31, 1997 and 1996, respectively.

     The loss ratios for the years ended December 31, 1997 and 1996 were 2.3% and 17.4%, respectively. Excluding the impact of the favorable reserve development impact of $40.9 million and $16.6 million in 1997 and 1996, respectively, the loss ratios would have been 19.1% and 24.4%, respectively. Approximately $35.0 million in favorable reserve development in 1997 relates to the Predecessor as more fully described in Note 8 to the Consolidated Financial Statements. The decrease in the loss ratio is due to the ongoing favorable economic trends that continue to benefit the surety business in addition to more disciplined underwriting practices the Company has adopted since the acquisition of CIC by CNAF in May of 1995.

  Expense Ratio

     The expense ratio decreased to 58.4% in the fourth quarter of 1997 compared to 66.2% in the pro forma fourth quarter of 1996. The decline in the Company's expense ratio for the quarter was largely due to the larger scale of the combined organization as net earned premiums advanced 9.3% for the quarter while total underwriting expenses decreased 3.6%. The $1.4 million decline in underwriting expenses on a pro forma basis for the quarter is not necessarily indicative of a trend management expects to continue near term.

     The expense ratio for the year ended December 31, 1997 decreased to 61.9% from 63.0% for 1996. This decline was also primarily due to the increased scale of the Company as net earned premiums increased 2.1% and underwriting expenses increased only 0.3%.

  Investment Income

     Net investment income was $5.8 million for the fourth quarter of 1997 compared to $2.9 million for the pro forma fourth quarter of 1996. Pro forma net investment income for the years ended December 31, 1997 and 1996 was $14.5 million and $10.8 million, respectively. Increases in investment income for the quarter and in pro forma investment income for the year ended December 31, 1997 are the direct result of higher actual invested cash balances in the fourth quarter of 1997 which reflects the investment of merger-related cash flows. However, pro forma investment income for periods prior to the Merger do not include the pro forma effects of estimated net investment income resulting from investment of merger-related cash flows as described below. The average pretax yield was 5.7% for the three months ended December 31, 1997.

     The above unaudited pro forma financial information does not include the estimated net investment income resulting from investment of merger-related cash flows, including (i) the $50 million debt proceeds, (ii) the $52.25 million capital contribution from CCC, and (iii) collection of the receivable from CCC. Investment earnings are an integral part of an insurance entity's operations. If proceeds from these sources of funds were assumed to be invested in high-quality, taxable fixed income securities with an average duration of approximately 3 years, yielding 6.4%, net investment income would increase approximately $11.3 million ($7.3 million net of tax, or $0.17 in pro forma earnings per share) for the year ended December 31, 1997, and approximately $3.8 million ($2.5 million net of tax, or $0.06 in pro forma earnings per share) and approximately $14.2 million ($9.2 million net of tax, or $0.21 in pro forma earnings per share) for the three months and year ended December 31, 1996, respectively.

     Net realized investment gains were $0.1 million in the fourth quarter of 1997 and pro forma net realized investment gains were $0.7 million and $1.1 million for the years ended December 31, 1997 and 1996, respectively. Net realized investment gains on securities held at Capsure's parent company were $0.8 million for the year ended December 31, 1996.

  Analysis of Other Operations

     Amortization expense was $1.4 million for the fourth quarter of 1997 and 1996 and $5.8 million for the years ended December 31, 1997 and 1996. Intangible assets represent goodwill and identified intangibles arising from the acquisition of Capsure and goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC. Intangible assets are generally amortized over 30 years.

     Interest expense for the fourth quarter of 1997 increased 1.3% compared to pro forma fourth quarter 1996. While the average outstanding debt was down to $117.3 million in the fourth quarter of 1997, the weighted average interest rate was 5.9% compared to 5.6% in the fourth quarter of 1996. Pro forma interest expense decreased 5.6%, or $0.4 million, for the year ended December 31, 1997 compared to the prior year. This decrease was primarily due to lower average outstanding debt of $119.2 million in 1997 compared to $124.7 million in 1996. The weighted average interest rate for the year ended December 31, 1997 was 5.8% compared to 5.7% for the year ended December 31, 1996.

     Capsure incurred $22.0 million, after applicable income taxes, or $0.51 per share, in merger costs in 1997 compared to $5.7 million, after applicable income taxes, or $0.13 per share in non-recurring charges and merger costs in 1996. In the fourth quarter of 1996, Capsure incurred $1.1 million, after applicable income taxes, or $0.03 per share, in non-recurring merger costs.

  Income Taxes

     Income tax expense was $6.7 million for the quarter ended December 31, 1997. The effective income tax rate for the three months ended December 31, 1997 was 37.7%. Income taxes were $42.9 million and $14.1 million and the effective income tax rates were 55.5% and 38.6% for the years ended December 31, 1997 and 1996, respectively. The effective rate for the full year 1997 reflects the effects of limitations placed on the Company's ability to utilize Capsure's available NOLs to offset future taxable income.

LOOKBACK ADJUSTMENT

     The reorganization agreement provides for a mechanism, referred to as the "Lookback Adjustment", which may adjust the number of shares of CNA Surety common stock owned by CNAF operating companies in the event that either or both of Capsure's and the CCC Surety Operations' actual net written premiums for 1997 varied from certain targets. Application and interpretation of the provisions of the Lookback Adjustment are presently under review, the ultimate outcome of which is currently not known. Based on the facts currently available, the total number of shares of CNA Surety common stock will either not change or be reduced by approximately 2.5%. Such a change in total outstanding shares would have no effect on net income; however, earnings per share for the period from September 30, 1997 (date of inception) through December 31, 1997 would have increased from $0.25 to $0.26 and the ownership of the Company by CNAF operating companies would be reduced from 61.75% to 60.79%.

PREDECESSOR RESULTS OF OPERATIONS -- 1996 COMPARED TO 1995

  PREMIUMS WRITTEN

     Net written premiums for the years ended December 31, 1996 and 1995 of CCC Surety Operations throughout the period and of CIC subsequent to May 10, 1995, the date of acquisition, are shown in the table below (dollars in thousands):

                                                                  1996        1995
                                                                --------    --------
Net written premiums:
  Contract..................................................    $103,445    $ 88,566
  Commercial................................................      40,459      33,446
                                                                --------    --------
                                                                $143,904    $122,012
                                                                ========    ========

     Changes in net written premiums during this period were primarily due to the acquisition of CIC in May of 1995 and, in 1996, also due to changes in the reinsurance programs. CIC net written premiums have been included for approximately seven and one-half months in the 1995 results and have been included for the full year in the 1996 results. The more significant changes in the reinsurance programs were that contract surety retentions increased from $3 million to $5 million per principal effective January 1, 1996. Similarly, commercial bond retentions increased from $750,000 to $3 million effective January 1, 1996. These changes in the reinsurance arrangements were made as a result of the larger capital base of the combined operations, and allowed the CCC Surety Operations to lower reinsurance costs and retain additional amounts of surety premiums. The increase in retentions in 1996 accounted for approximately 25% of the total 1996 increase in net written premiums. Correspondingly, the increased retention by the CCC Surety Operations in part contributed to the reduction of ceded loss reserves which decreased from $24.5 million at December 31, 1995 to $15.5 million at December 31, 1996. Although the CCC Surety Operations' potential exposure increased as a result of the increased retentions, CCC Surety Operations' management believed that, based upon the favorable loss experience with respect to such business, the retention of potentially profitable business offset such increased exposure.

     Due to the significant effect of the CIC acquisition on the foregoing balances and changes in the reinsurance programs, it is more meaningful to review gross written premiums (premiums written before ceded premiums) during the periods ended December 31, 1996 and 1995, for CCC and CIC, as if they had been combined throughout this period (dollars in thousands):

                                                                      PRO FORMA
                                                        --------------------------------------
                                                              1996                 1995
                                                        -----------------    -----------------
Gross written premiums:
  Contract..........................................    $108,130     69.7%   $113,255     69.1%
  Commercial........................................      47,078     30.3      50,588     30.9
                                                        --------    -----    --------    -----
                                                        $155,208    100.0%   $163,843    100.0%
                                                        ========    =====    ========    =====

     Combined gross written premiums in 1996 declined from the combined 1995 level by $8.6 million. This decrease was attributable in part to the continued program that commenced in 1995 to re-underwrite the CIC book of business on an account-by-account basis and remove business with unsatisfactory profit potential and risk. To a lesser extent, a portion of the decrease is believed to be due to considerable management attention focused on effecting and completing the integration of CIC and CCC. The decrease in gross written premiums in 1996 was 5.3%; this percentage decline was less than half of the 1995 percentage decrease.

  OPERATING RESULTS

     The following table is a summary of the pretax operating results of the CCC Surety Operations and certain operating ratios for the years ended December 31, 1996 and 1995 (dollars in thousands). As described in Note 1 to the accompanying financial statements, these pretax operating results do not include investment income, realized capital gains and losses, and certain indirect or overhead type expenses.

                                                       1996        1995
                                                     --------    --------
Net earned premiums..............................    $149,069    $130,603
Net losses and loss adjustment expenses..........      33,006      32,440
Other direct costs and expenses(1)...............      81,615      71,591
                                                     --------    --------
Excess of net earned premiums over direct
  operating expenses before income taxes(1)......    $ 34,448    $ 26,572
                                                     ========    ========
Large losses.....................................    $ 14,900    $ 13,900
                                                     ========    ========
Loss ratio.......................................        22.1%       24.8%
Expense ratio(1).................................        54.8        54.8
                                                     --------    --------
Combined ratio(1)................................        76.9%       79.6%
                                                     ========    ========
Effect of large losses on combined ratio.........        10.0%       10.6%
                                                     ========    ========

---------------

(1) Does not include the effects of certain general and administrative expenses, which are indirect or overhead in nature, since such costs were not historically allocated to the CCC Surety Operations by CNAF or its subsidiaries. Accordingly, the comparability of this data to other data that include such costs is affected.

     The year-over-year changes in the combined ratio was due to fluctuations in the loss ratio as more fully discussed in the following paragraph.

  LOSS RATIO

     The loss ratio was 22.1% in 1996, compared to 24.8% in 1995. Prior to the CIC acquisition, the average loss ratio was approximately 17% for the past ten years and 19% for the past 15 years. This decrease in the loss ratio in 1996 compared to 1995 was attributable in part to the continued program that commenced in 1995 to re-underwrite the CIC book of business on an account-by-account basis and remove business with unsatisfactory profit potential and risk in addition to more disciplined underwriting practices the Company has adopted since the acquisition of CIC by CNAF in May of 1995. Also in 1996, large losses (individual claims which are in excess of $2.5 million, net of reinsurance) were $14.9 million in aggregate compared to $13.9 million in 1995. These large losses had the effect of increasing loss ratios for 1996 and 1995 by 10.0% and 10.6%, respectively.

  EXPENSE RATIO

     The expense ratio was 54.8% in 1996, unchanged from 1995.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including income tax sharing payments of its insurance subsidiaries. At December 31, 1997, the carrying value of the Company's insurance subsidiaries invested assets was comprised of $266.3 million of fixed income securities, $140.2 million of short-term investments, $6.0 million of other investments and $0.1 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses. At December 31, 1997, the parent company's invested assets consisted of $7.0 million of short-term investments.

     The Company's consolidated net cash flow provided by operating activities was $29.0 million for the three months ended December 31, 1997. Consolidated operating cash flow (pretax income excluding net investment gains and amortization of intangibles assets) for the three months ended December 31, 1997 was $19.0 million.

     The Company received $116.9 cash from CNAF on October 1, 1997. This payment from CNAF reflects the effects of the reinsurance agreement whereby CCC and CIC ceded all of their net unearned premiums and loss and loss adjustment expense reserves for their surety business to Western Surety as of the Merger Date.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of $130 million. CNA Surety borrowed $105 million as of September 30, 1997 and used the proceeds to retire the existing Capsure debt of approximately $54 million and to make a $50 million capital contribution to Western Surety. On October 6, 1997, CNA Surety borrowed an additional $13 million to pay the $10.6 million closing dividend to Capsure stockholders and other merger-related costs.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. As of December 31, 1997, the weighted average interest rate was 6.17% on the $118.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of December 31, 1997, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

     As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay cash dividends, if any, as well as to pay operating expenses and meet debt service requirements. The payment of dividends by the insurance subsidiaries are subject to varying degrees of supervision by the insurance regulatory authorities in South Dakota and Texas. In South Dakota, where Western Surety and SBCA are domiciled, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. In Texas, where USA is domiciled, an insurance company may only declare or pay dividends to stockholders from the insurer's earned surplus. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer's surplus to policyholders and (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to and approved by the appropriate insurance department prior to payment.

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Accordingly, dividend capacity for 1998 does not fully reflect the effects of the Merger. Dividend capacity for 1998 is based on statutory surplus and income at and for the year ended December 31, 1997 which will only include the results of the CCC Surety Operations for the period from September 30, 1997 (date of inception) through December 31, 1997. Dividend capacity for 1999 will be based on statutory surplus and income at and for the year ended December 31, 1998 which will include the effects of the CCC Surety Operations for all of 1998. Without prior regulatory approval in 1998, CNA Surety's insurance subsidiaries may pay stockholder dividends of $16.3 million in the aggregate. In the fourth quarter of 1997, CNA Surety received $5.0 million in dividends from its insurance subsidiaries.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability, as calculated in accordance with the Internal Revenue Code of 1986, as amended (the "Code"). Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $2.4 million in the period from September 30, 1997 through December 31, 1997.

     CNA Surety management believes that it will have sufficient available resources to meet its present capital needs.

FINANCIAL CONDITION

  INVESTMENT PORTFOLIO

     The Company's policy is to primarily invest in fixed income securities with high quality credit ratings. As of December 31, 1997, approximately 47% of the investment portfolio was held in high-quality, short-duration mortgage pass-through instruments, collateralized mortgage obligations ("CMOs") and other asset-backed securities. CMOs differ from traditional fixed income securities in that they may expose the investor to yield variability and even principal risk due to such factors as high mortgage prepayment rates and defaults and delinquencies in the underlying asset pool. Management believes it has reduced prepayment variability by investing only in short tranches and by owning a substantial amount of planned amortization class ("PAC") tranches which have been structured largely to insulate the investor from prepayment risk. A PAC tranche is structured to amortize in a predictable manner and, therefore, the risk of prepayment of the underlying collateral is shifted to other tranches, whose owners are willing to accept such risk. Further, management believes it has minimized credit risk primarily by generally purchasing securities rated A or better on the date of acquisition and which are collateralized or guaranteed by U.S. Government agencies or have substantial credit enhancement in the form of financial guarantees, mortgage insurance, letters of credit, over-collateralization, subordinated structures and excess servicing spreads. Management monitors the investment portfolio of the insurance subsidiaries and the current rating of each security owned on a monthly basis.

     The following table sets forth the ratings assigned by The Standard & Poors Corporation ("S&P") or Moody's Investor Services, Inc. ("Moody's") of the fixed income securities portfolio of the Company as of December 31, 1997 (dollars in thousands):

                       CREDIT RATING                            FAIR VALUE    PERCENT
                       -------------                            ----------    -------
AAA/Aaa.....................................................     $232,133       87.2%
AA/Aa.......................................................          629        0.2
A/A.........................................................       26,757       10.1
BBB.........................................................        6,782        2.5
                                                                 --------      -----
  Total.....................................................     $266,301      100.0%
                                                                 ========      =====

     As of December 31, 1997, 100% of the Company's fixed income securities were considered investment grade by The Standard & Poors Corporation or Moody's Investor Services, Inc., and 87% were rated at least AA by those agencies. In addition, the Company's investments in fixed income securities did not contain any significant geographic or industry concentration of credit risk.

  RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     CNA Surety's insurance subsidiaries employs accepted reserving approaches in establishing the estimated liability for unpaid loss and loss adjustment expenses that give consideration to the inherent difficulty and variability in the estimation process. In addition, CNA Surety utilizes independent actuarial firms of national standing to conduct periodic reviews of claim procedures and loss reserving practices, and annually obtains actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of its principal insurance subsidiaries.

     The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred but not reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries, exclusive of reinsurance recoveries which are reported as an asset. These estimates are determined based on the Company's and surety industry loss experience as well as consideration of current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in operating income in the year in which such changes are determined to be needed.

     The following table presents selected loss and loss adjustment expense information and highlights the impact of revisions to the estimated liability established in prior years (dollars in thousands):

                                              SEPTEMBER 30,
                                                 DATE OF                           PREDECESSOR
                                                INCEPTION        NINE(1)           YEARS ENDED
                                                 THROUGH      MONTHS ENDED        DECEMBER 31,
                                              DECEMBER 31,    SEPTEMBER 30,   ---------------------
                                                  1997            1997          1996        1995
                                              -------------   -------------   ---------   ---------
Reserves at beginning of period:
Gross......................................     $ 122,281       $ 119,151     $ 138,657   $  48,818
Ceded reinsurance..........................         7,273          15,467        24,531      13,770
                                                ---------       ---------     ---------   ---------
  Net reserves at beginning of period......       115,008         103,684       114,126      35,048
Net reserves of CIC at May 10, 1995, date
  of acquisition...........................            --              --            --      64,780
                                                ---------       ---------     ---------   ---------
     Total net reserves....................       115,008         103,684       114,126      99,828
                                                ---------       ---------     ---------   ---------
Net incurred loss and loss adjustment
  expenses:
  Provision for insured events of current
     period................................        12,781          23,484        42,748      43,286
  Decrease in provision for insured events
     of prior periods......................          (647)        (35,000)       (9,742)    (10,846)
                                                ---------       ---------     ---------   ---------
     Total net incurred....................        12,134         (11,516)       33,006      32,440
                                                ---------       ---------     ---------   ---------
Net payments attributable to:
  Current period events....................         4,256           4,307         7,728       1,648
  Prior periods events.....................           161           3,780        35,720      16,494
                                                ---------       ---------     ---------   ---------
     Total net payments....................         4,417           8,087        43,448      18,142
                                                ---------       ---------     ---------   ---------
Net reserves of Capsure at September 30,
  1997, date of Merger.....................            --          30,927            --          --
Net reserves at end of period..............       122,725         115,008       103,684     114,126
Ceded reinsurance at end of period.........         7,656           7,273        15,467      24,531
                                                ---------       ---------     ---------   ---------
     Gross reserves at end of period.......     $ 130,381       $ 122,281     $ 119,151   $ 138,657
                                                =========       =========     =========   =========

---------------

(1) Amounts are for Predecessor except for the net reserves of Capsure and both ceded reinsurance and gross reserves at the end of the period which are for CNA Surety.

     Based on the CCC Surety Operations' study of reserves, the CCC Surety Operations' management determined that it had been overly cautious in interpreting claim data and had discounted favorable trends. Consistent with the CCC Surety Operations' regular study of reserve levels, the CCC Surety Operations released $35.0 million of prior year reserves in 1997. Approximately $33 million of this reserve development related to CIC and principally to accident years prior to 1996.

  RISKED BASED CAPITAL ("RBC") AND OTHER REGULATORY RATIOS

     The National Association of Insurance Commissioners ("NAIC") has promulgated RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on behalf of the company or regulators. As of December 31, 1997, each of CNA Surety's insurance subsidiaries had a Ratio that was in excess of the minimum RBC requirements.

     CNA Surety's insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer should not exceed 3 to 1 (the terms of the Credit Facility also limit this ratio to 3 to 1 for Western Surety and USA). On December 31, 1997, the Company had a combined statutory surplus of $142.4 million. Western Surety's statutory surplus was $128.7 million and its net written premiums to surplus ratio was 1.8 to 1. USA's statutory surplus was $13.7 million and its net written premiums to surplus ratio was 1.6 to 1. The Company believes that each insurance company's statutory surplus is sufficient to support its current and anticipated premium levels.

     The NAIC has also developed a rating system, the Insurance Regulatory Information System ("IRIS"), primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of eleven key financial ratios that address various aspects of each insurer's financial condition and stability. In 1997, USA's IRIS ratios fell within all of the "usual ranges." Due to the Merger and related reinsurance transactions that occurred on September 30, 1997, Western Surety's net writings, surplus and agents balances increased significantly causing the applicable IRIS ratios to be outside the "usual ranges." All of the remaining IRIS ratios for Western Surety were normal.

IMPACT OF YEAR 2000 ON THE COMPANY

     The widespread use of computer programs, both in the United States and internationally, that rely on two digit fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates after 1999. Such malfunction could lead to business delays and disruptions. The Company is in the process of replacing or upgrading its systems to accommodate business for the year 2000, and anticipates that by December 31, 1998 it will have substantially completed its program of replacements and the necessary upgrades to accommodate year 2000 processing of its business. However, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether it or other entities not affiliated with the Company (vendors and business partners) address this issue successfully. The cost of achieving year 2000 compliance is estimated to be less than $1.0 million in excess of the cost of normal software upgrades and replacements and will primarily be incurred in 1998.

     Although the Company has not received any claims for coverage from its customers based on losses resulting from year 2000 issues, there can be no assurance that customers will not suffer losses of this type and seek compensation under the Company's bonds or policies. If any claims are made, coverage, if any will depend on the facts and circumstances of the claim and the provisions of the bond or policy. At this time, the Company is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material to the Company.

IMPACT OF ADOPTING STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS")

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." APB Opinion No. 15 required that entities with simple capital structures present a single earnings per common share ("EPS") on the face of the income statement, whereas those with complex capital structures had to present both primary and fully diluted EPS. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, whereas primary EPS includes the dilutive effect of common stock equivalents, such as stock options. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The Company has adopted SFAS No. 128 in the accompanying Consolidated Financial Statements.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure. The Statement consolidates existing disclosure requirements for ease of retrieval and greater visibility to nonpublic entities. The new Statement contains no change in disclosure requirements for companies previously subject to the requirements of APB No. 10, "Omnibus Opinion -- 1966," APB Opinion No. 15, "Earnings per Share," and FASB Statement No. 47 "Disclosure of Long-Term Obligations," and as such the adoption of SFAS No. 129 did not have any effect on the Company's financial reporting.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes accounting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement is not expected to result in a significant change in CNA Surety's disclosures.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes accounting standards about the way public enterprises report information about operating segments in its annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 replaces SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement is effective for fiscal years beginning after December 15, 1997. This statement is not expected to have a significant impact on CNA Surety's disclosures.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pensions and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition requirements of those plans under the previous accounting standards. The new standardized disclosures require additional information on changes in the benefit obligations and fair value of plan assets as well as eliminate certain disclosures from prior accounting standards that are no longer as useful. This statement is applicable for fiscal years beginning after December 15, 1997. Restatement of disclosures of prior periods for comparative purposes is required. This Statement is not expected to result in a significant change in CNA Surety's disclosures.

     In December 1997, the American Institute of Certified Public Accountants' Accounting Executives Standards Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting by all entities that are subject to insurance-related assessments. It requires that entities should recognize liabilities for insurance-related assessments when all of the following criteria have been met: an assessment has been imposed or a probable assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this SOP to have a material effect on the Company's results of operations.

                      ------------------------------------

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The statements which are not historical facts contained in this Form 10-K are forward-looking statements that involve risks and uncertainties, including, but not limited to, product and policy demand and market response risks, the effect of economic conditions, the impact of competitive products, policies and pricing, product and policy development, regulatory changes and conditions, rating agency policies and practices, development of claims and the effect on loss reserves, the performance of reinsurance companies under reinsurance contracts with the Company, investment portfolio developments and reaction to market conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward-looking statements contained herein.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
FINANCIAL:
Independent Auditors' Report................................   34
Consolidated Balance Sheet as of December 31, 1997 and
  Statement of Certain Assets and Liabilities as of December
  31, 1996..................................................   35
Consolidated Statement of Income for the Period from
  September 30, 1997 (date of inception) through December
  31, 1997 and Statements of Certain Revenues and Direct
  Operating Expenses for the Nine Months Ended September 30,
  1997 and Years Ended December 31, 1996 and 1995...........   36
Consolidated Statement of Changes in Stockholders' Equity
  for the Period from September 30, 1997 (date of inception)
  through December 31, 1997.................................   37
Consolidated Statement of Cash Flows for the Period from
  September 30, 1997 (date of inception) through December
  31, 1997..................................................   38
Notes to Consolidated Financial Statements..................   39

FINANCIAL STATEMENT SCHEDULES:
Schedule I -- Summary of Investments........................   57
Schedule II -- Condensed Financial Information of
  Registrant................................................   58
Schedule III -- Supplementary Insurance Information.........   61
Schedule IV -- Reinsurance..................................   62
Schedule V -- Valuation and Qualifying Accounts.............   63
Schedule VI -- Supplemental Information Concerning Property
  -- Casualty Insurance Operations..........................   64

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12, AND 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                           EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 19, 1998, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              PAGE
                                                              ----
(a)(1) Financial:
  Independent Auditors' Report..............................   34
  Consolidated Balance Sheet as of December 31, 1997 and
     Statement of Certain Assets and Liabilities as of
     December 31, 1996......................................   35
  Consolidated Statement of Income for the Period from
     September 30, 1997 (date of inception) through December
     31, 1997 and Statements of Certain Revenues and Direct
     Operating Expenses for the Nine Months Ended September
     30, 1997 and Years Ended December 31, 1996 and 1995....   36
  Consolidated Statement of Changes in Stockholders' Equity
     for the Period from September 30, 1997 (date of
     inception) through December 31, 1997...................   37
  Consolidated Statement of Cash Flows for the Period from
     September 30, 1997 (date of inception) through December
     31, 1997...............................................   38
  Notes to Consolidated Financial Statements................   39
(a)(2) Financial Statement Schedules:
  Schedule I -- Summary of Investments......................   57
  Schedule II -- Condensed Financial Information of
     Registrant.............................................   58
  Schedule III -- Supplementary Insurance Information.......   61
  Schedule IV -- Reinsurance................................   62
  Schedule V -- Valuation and Qualifying Accounts...........   63
  Schedule VI -- Supplemental Information Concerning
     Property -- Casualty Insurance Operations..............   64
(a)(3) Exhibits.............................................   65

(b) Reports on Form 8-K:

     November 14, 1997: CNA Surety reports strong underwriting results for the third quarter and nine months ended September 30, 1997.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
  CNA SURETY CORPORATION

     We have audited the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows from September 30, 1997 (date of inception) through December 31, 1997. We have also audited the accompanying special-purpose statement of certain assets and liabilities of CCC Surety Operations, a business unit of CNA Financial Corporation, as of December 31, 1996 and the special-purpose statements of certain revenues and direct operating expenses for each of the two years in the period ended December 31, 1996 and for the nine month period ended September 30, 1997. Our audit also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying special-purpose financial statements were prepared to present certain assets and liabilities and certain revenues and direct operating expenses of CCC Surety Operations and are not intended to be a complete presentation of CCC Surety Operations. Note 1 to the consolidated financial statements describes the basis of presentation of these special-purpose financial statements.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CNA Surety Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows from September 30, 1997 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles. Furthermore, in our opinion, such special-purpose financial statements present fairly, in all material respects, certain assets and liabilities of CCC Surety Operations as of December 31, 1996, and certain revenues and direct operating expenses for each of the two years in the period ended December 31, 1996 and for the nine month period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
February 27, 1998

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET AND STATEMENT
                OF CERTAIN ASSETS AND LIABILITIES OF PREDECESSOR
                             (AMOUNTS IN THOUSANDS)

                                                                     DECEMBER 31,
                                                                -----------------------
                                                                            PREDECESSOR
                                                                  1997         1996
                                                                --------    -----------
                                        ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost:
     $265,545)..............................................    $266,301     $     --
  Short-term investments, at cost (approximates fair
     value).................................................     147,235           --
  Other investments, at fair value..........................       6,001           --
  Cash......................................................         130           --
                                                                --------     --------
                                                                 419,667           --
Deferred policy acquisition costs...........................      64,144       37,689
Receivable from affiliates..................................          --      131,478
Insurance receivables:
  Premiums..................................................       9,683       30,379
  Reinsurance, including $47,856 from affiliates in 1997
     (See Note 14)..........................................      55,151       20,069
Intangible assets, net of accumulated amortization of $1,447
  and $619 at December 31, 1997 and 1996, respectively......     161,962        6,897
Prepaid reinsurance premiums................................       4,150        6,312
Other assets................................................      12,423           --
                                                                --------     --------
     Total assets...........................................    $727,180     $232,824
                                                                ========     ========
                                      LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses................    $130,381     $119,151
  Unearned premiums.........................................     173,836       95,677
                                                                --------     --------
                                                                 304,217      214,828
Long-term debt..............................................     118,000           --
Deferred income taxes, net..................................          --        4,540
Payable for securities purchased............................      10,609           --
Other liabilities...........................................      37,622       13,456
                                                                --------     --------
     Total liabilities......................................     470,448      232,824
                                                                --------     --------
Commitments and contingencies (See Note 9)
                                 STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 20,000 shares
  authorized; none issued and outstanding...................          --           --
Common stock, par value $.01 per share, 100,000 shares
  authorized; none issued at December 31, 1996 and 43,320
  shares issued and outstanding at December 31, 1997........         433           --
Additional paid-in capital..................................     244,829           --
Retained earnings...........................................      10,996           --
Unrealized gain on securities, net of deferred income
  taxes.....................................................         474           --
                                                                --------     --------
     Total stockholders' equity.............................     256,732           --
                                                                --------     --------
     Total liabilities and stockholders' equity.............    $727,180     $232,824
                                                                ========     ========

   The accompanying notes are an integral part of these financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF INCOME AND STATEMENTS OF
         CERTAIN REVENUES AND DIRECT OPERATING EXPENSES OF PREDECESSOR
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             SEPTEMBER 30,                 PREDECESSOR
                                                DATE OF       -------------------------------------
                                              INCEPTION,          NINE             YEARS ENDED
                                                THROUGH       MONTHS ENDED         DECEMBER 31,
                                             DECEMBER 31,     SEPTEMBER 30,    --------------------
                                                 1997             1997           1996        1995
                                             -------------    -------------    --------    --------
Revenues:
  Net earned premiums....................       $65,433         $108,564       $149,069    $130,603
  Net investment income..................         5,766               --             --          --
  Net realized investment gains..........            85               --             --          --
                                                -------         --------       --------    --------
                                                 71,284          108,564        149,069     130,603
                                                -------         --------       --------    --------
Expenses:
  Net losses and loss adjustment
     expenses............................        12,134          (11,516)        33,006      32,440
  Net commissions, brokerage and other
  underwriting...........................        38,213           59,674         81,615      71,591
  Interest expense.......................         1,831               --             --          --
  Amortization of intangible assets......         1,447               --             --          --
                                                -------         --------       --------    --------
                                                 53,625           48,158        114,621     104,031
                                                -------         --------       --------    --------
Income before income taxes (Excess of net
  earned premiums over direct operating
  expenses, before income taxes for
  Predecessor)...........................        17,659           60,406         34,448      26,572
Income taxes.............................         6,663           21,241         12,188       9,385
                                                -------         --------       --------    --------
Net income (Excess of net earned premiums
  over direct operating expenses, net of
  income taxes for Predecessor)..........       $10,996         $ 39,165       $ 22,260    $ 17,187
                                                =======         ========       ========    ========
Earnings per share.......................       $  0.25
                                                =======
Earnings per share, assuming dilution....       $  0.25
                                                =======
Weighted average shares outstanding......        43,302
                                                =======
Weighted average shares outstanding,
  assuming dilution......................        43,552
                                                =======

   The accompanying notes are an integral part of these financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                SEPTEMBER 30,
                                                                   DATE OF
                                                                 INCEPTION,
                                                                   THROUGH
                                                                DECEMBER 31,
                                                                    1997
                                                                -------------
Common Stock:
  Beginning Balance.........................................      $     --
  Common stock issued for Capsure acquisition and as part of
     the Merger.............................................           433
                                                                  --------
  Balance, December 31......................................      $    433
                                                                  ========
Additional Paid-In Capital:
  Beginning Balance.........................................      $     --
  Increase due to Capsure acquisition (See Note 2)..........       181,629
  Capital contribution and the effects of reinsurance
     agreements (See Note 2)................................        62,859
  Other.....................................................           341
                                                                  --------
  Balance, December 31......................................      $244,829
                                                                  ========
Retained Earnings:
  Beginning Balance.........................................      $     --
  Net income................................................        10,996
                                                                  --------
  Balance, December 31......................................      $ 10,996
                                                                  ========
Change in Net Unrealized Gain/(Loss) on Securities,
  Net of Deferred Income Taxes:
     Beginning Balance......................................      $     --
     Change from September 30, 1997 (date of inception)
      through December 31, 1997.............................           474
                                                                  --------
  Balance, December 31......................................      $    474
                                                                  ========

                                                                     COMMON STOCK
                                                                ----------------------
                                                                ISSUED     IN TREASURY
                                                                -------    -----------
Shares:
  Beginning Balance.........................................         --           --
  Increase due to common stock issued for Capsure
     acquisition
     and as part of the Merger..............................     43,294           --
  Issued through exercise of stock options..................         26           --
                                                                -------      -------
  Balance, December 31, 1997................................     43,320           --
                                                                =======      =======

   The accompanying notes are an integral part of these financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                SEPTEMBER 30,
                                                                   DATE OF
                                                                 INCEPTION,
                                                                   THROUGH
                                                                DECEMBER 31,
                                                                    1997
                                                                -------------
OPERATING ACTIVITIES:
  Net income................................................      $  10,996
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................          1,915
     Accretion of bond discount, net........................            172
     Net realized investment gains..........................            (85)
  Changes in:
     Reinsurance receivables................................        (12,930)
     Reserve for unearned premiums..........................          9,233
     Reserve for unpaid losses and loss adjustment
      expenses..............................................          8,100
     Deferred income taxes, net.............................          4,038
     Other assets and liabilities...........................          7,559
                                                                  ---------
Net cash provided by operating activities...................         28,998
                                                                  ---------
INVESTING ACTIVITIES:
  Securities available-for-sale:
     Purchases -- fixed income securities...................       (149,580)
     Maturities -- fixed income securities..................          8,654
     Sales -- fixed income securities.......................          5,146
  Change in short-term investments..........................       (117,919)
  Other, net................................................           (586)
                                                                  ---------
Net cash used in investing activities.......................       (254,285)
                                                                  ---------
FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................        118,000
  Collection of receivable from affiliates, net.............        116,939
  Principal payments on long-term debt......................        (54,000)
  Capital contribution from CCC.............................         52,250
  Closing dividend to Capsure stockholders..................        (10,591)
  Other.....................................................            126
                                                                  ---------
Net cash provided by financing activities...................        222,724
                                                                  ---------
Increase (decrease) in cash.................................         (2,563)
Cash at beginning of period.................................          2,693
                                                                  ---------
Cash at end of period.......................................      $     130
                                                                  =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest...............................................      $   1,704
     Income taxes...........................................      $      --
  Non-cash investing activities:
     Common stock and options issued in connection with
      Capsure acquisition...................................      $ 182,062

   The accompanying notes are an integral part of these financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  SIGNIFICANT ACCOUNTING POLICIES

Formation of CNA Surety Corporation and Merger

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corp. ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), which are owned by a newly-formed holding company, CNA Surety Corporation ("CNA Surety" or the "Company"). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. Loews Corporation owns approximately 84% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations ("Predecessor").

     Pursuant to a reorganization agreement, CCC Surety Operations and Capsure merged their respective operations at the close of business on September 30, 1997 ("Merger Date"). CNAF, through its property and casualty subsidiaries, CCC and CIC contributed $52.25 million of capital to CNA Surety. Through reinsurance agreements, CCC and CIC ceded to Western Surety all of their net unearned premiums and loss and loss adjustment expense reserves, as of the Merger Date, and will cede to Western Surety all surety business written or renewed by CCC and CIC for a period of five years thereafter. Further, CCC and CIC have agreed to assume the obligation for any adverse development on recorded reserves for CCC Surety Operations as of the Merger Date, to limit the loss ratio on certain defined business written by CNA Surety through December 31, 2000 and to provide certain additional excess of loss reinsurance. CCC also agreed to provide certain administrative services at specified rates, subject to inflationary increases, for three years after the Merger, if CNA Surety chooses to purchase such services.

     Immediately after the Merger, CCC and CIC owned, on a diluted basis, 61.75% of CNA Surety's common stock and the stockholders and option holders of Capsure owned 38.25% of CNA Surety's common stock on a diluted basis. The reorganization agreement provides for a mechanism, referred to as the "Lookback Adjustment", which could adjust the number of shares of CNA Surety common stock owned by CCC in the event that either or both of Capsure's and the CCC Surety Operations' actual net written premiums for 1997 vary from certain targets. See Note 16 for a discussion of the Lookback Adjustment.

Principles of Consolidation

     The consolidated financial statements include the accounts of CNA Surety Corporation and all majority-owned subsidiaries. The consolidated financial statements include the actual combined consolidated operating results of CCC Surety Operations and Capsure since the Merger Date.

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 37,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. Western Surety writes, on a direct basis or as business assumed from CCC and CIC, small fidelity and noncontract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; international surety and credit insurance; and errors and omissions ("E&O") liability insurance, as a licensed insurer in all 50 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), writes principally small commercial surety business and is licensed in 22 states. USA specializes in the underwriting of small contract and commercial surety bonds. USA is licensed in 41 states and the District of Columbia with most of its business generated in Texas.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

Predecessor Financial Information

     The accompanying Statement of Certain Assets and Liabilities as of December 31, 1996 reflects assets and liabilities identified as being attributable to the business of CCC Surety Operations, the Predecessor. Because CNAF did not customarily allocate the investment portfolio or capital of its operating subsidiaries to its business units like CCC Surety Operations, the Statement of Certain Assets and Liabilities does not include investments or capital. The receivable from affiliates is calculated at an amount necessary to balance all other identified assets with the total of all identified liabilities.

     The accompanying Statements of Certain Revenues and Direct Operating Expenses for the years ended December 31, 1996 and 1995, reflect premiums earned, losses incurred, loss adjustment expenses (allocated and unallocated) and other direct operating expenses of CCC Surety Operations. Such operating revenues and costs as investment income, realized gains and losses on investments and certain general and administrative expenses, which are indirect or overhead in nature, are not reflected in operating results since such items were not historically allocated to CCC Surety Operations by CNAF or its subsidiaries.

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

Investments

     The Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities (bonds and redeemable preferred stocks) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity. Cash flows from purchases, sales and maturities are reported gross in the investing activities section of the cash flow statement.

     The amortized cost of fixed income securities is determined based on cost and the cumulative effect of amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. For mortgage-backed and certain asset-backed securities, the Company recognizes income using the effective yield method based on estimated cash flows. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Investments with an other than temporary decline in value are written down to fair value, resulting in losses that are included in investment gains and losses.

     Short-term investments are carried at amortized cost which approximates fair value.

Deferred Policy Acquisition Costs

     Policy acquisition costs, consisting of commissions and other underwriting expenses which vary with, and are directly related to, the production of business, net of reinsurance commission income, are deferred and amortized as a charge to income as the related premiums are earned.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

Intangible Assets

     The Merger of CCC Surety Operations and Capsure has been accounted for by CNA Surety as an acquisition of Capsure, using purchase accounting. Intangible assets represent goodwill and identified intangibles arising from the acquisition of Capsure and goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC. Intangible assets are amortized on a straight line basis generally over 30 years.

     Management assesses the recoverability of intangible assets based upon estimates of undiscounted future operating cash flows whenever significant events or changes in circumstances suggest that the carrying amount of an asset may not be recoverable.

Reserves for Unpaid Losses and Loss Adjustment Expenses

     The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred but not reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries, exclusive of reinsurance recoveries which are reported as an asset. These estimates are determined based on the Company's and surety industry loss experience as well as consideration of current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in operating income in the year in which such changes are determined to be needed.

Insurance Premiums

     Insurance premiums are recognized as revenue ratably over the terms of the related policies. Unearned premiums represent the portion of premiums written, before ceded reinsurance, applicable to the unexpired terms of policies in force calculated on a daily pro rata basis. Premium revenues are net of amounts ceded to reinsurers.

Reinsurance

     The Company assumes and cedes insurance with other insurers and reinsurers. Premiums and loss and loss adjustment expenses that are ceded under reinsurance arrangements reduce the respective revenues and expenses. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are reported as reinsurance receivable rather than netted against the estimated liability for unpaid losses and loss adjustment expenses. Losses and loss adjustment expenses incurred are net of estimated recoveries under reinsurance contracts.

Stock-Based Compensation

     As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not issued stock options where the exercise price is less than the fair market value of the Company's common stock on the date of grant and, accordingly, no compensation expense has been recognized.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

Income Taxes

     Deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to net operating tax loss carryforwards ("NOLs"), deferred policy acquisition costs and intangible assets. The effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment. In addition, deferred tax assets are valued based upon the expectation of future realization on a "more likely than not" basis.

Earnings Per Share

     Earnings per common share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect of common stock equivalents which is computed using the treasury stock method.

Accounting Changes

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion No. 15, "Earnings Per Share." APB Opinion No. 15 required that entities with simple capital structures present a single earnings per common share ("EPS") on the face of the income statement, whereas those with complex capital structures had to present both primary and fully diluted EPS. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, whereas primary EPS includes the dilutive effect of common stock equivalents, such as stock options. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The Company has adopted SFAS No. 128 in the accompanying consolidated financial statements issued for periods ending after December 15, 1997.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure. The Statement consolidates existing disclosure requirements for ease of retrieval and greater visibility to nonpublic entities. The new Statement contains no change in disclosure requirements for companies previously subject to the requirements of APB Opinion No. 10, "Omnibus Opinion -- 1966," APB Opinion No. 15, "Earnings per Share," and FASB Statement No. 47 "Disclosure of Long-Term Obligations," and as such the adoption of SFAS No. 129 did not have any effect on the Company's reporting. SFAS No. 129 applies to all entities and is effective for financial statements issued for periods ending after December 15, 1997.

Reclassifications

     Certain reclassifications have been made to the Predecessor financial statements to conform with the presentation in the 1997 Consolidated Financial Statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

2.  CAPSURE ACQUISITION

     The purchase price for Capsure has been allocated to Capsure's assets that were acquired and to Capsure's liabilities that were assumed based on the estimated fair value of such assets and liabilities at the Merger Date. The purchase price for the outstanding shares of Capsure common stock was determined as follows (dollars in thousands):

Traded value of Capsure shares to be exchanged at $11.00 per
  share.....................................................    $178,177
Value of Capsure options....................................       2,527
CCC Surety Operations merger-related costs..................       1,358
                                                                --------
Total purchase price........................................    $182,062
                                                                ========
The purchase price was allocated as follows (dollars in
  thousands):
Capsure net assets at historical cost.......................    $100,875
Fair value adjustments:
  Purchased intangibles.....................................     (73,844)
  Intangibles arising from Merger...........................     155,031
                                                                --------
Purchase price..............................................    $182,062
                                                                ========
CNA Surety's beginning stockholders' equity was comprised of the following (dollars in thousands):

Purchase price..............................................    $182,062
Capital contribution of $52,250 from CCC and
  the effects of reinsurance agreements.....................      62,859
                                                                --------
Stockholders' equity........................................    $244,921
                                                                ========

  Unaudited Pro Forma Results

     The following table of unaudited pro forma information has been prepared as if the acquisition of Capsure had been consummated on January 1, 1996. This unaudited pro forma financial information gives effect to the following: (i) adjustment to the Capsure statement of operations, as reported, to reflect the income effects as if the $10 per share special distribution was made on January 1, 1996; (ii) consummation of the Merger and the related transactions and the contribution of capital to and the incurrence of additional debt by CNA Surety;
(iii) purchase accounting adjustments to reflect Capsure's assets and liabilities at fair value; (iv) estimated indirect and overhead expenses for the CCC Surety Operations; and (v) estimated interest expense related to the additional debt (dollars are in thousands, except per share amounts):

                                     THREE MONTHS ENDED         YEARS ENDED
                                        DECEMBER 31,            DECEMBER 31,
                                     -------------------    --------------------
                                               UNAUDITED         UNAUDITED
                                      1997       1996         1997        1996
                                     -------   ---------    --------    --------
                                     ACTUAL    PRO FORMA         PRO FORMA
Revenues...........................  $71,284    $62,754     $258,682    $250,194
Net income.........................  $10,996    $ 4,345     $ 34,375    $ 22,432
Earnings per share.................  $  0.25    $  0.10     $   0.79    $   0.52

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The foregoing unaudited pro forma operating results include non-recurring charges, primarily merger-related costs of Capsure, of $22.0 million, net of tax (or $0.51 per share) for the year ended December 31, 1997 and $1.1 million, net of tax (or $0.03 per share) and $5.7 million, net of tax (or $0.13 per share) of non-recurring charges and merger-related costs of Capsure for the three and twelve month periods ended December 31, 1996, respectively.

     This unaudited pro forma financial information is intended for information purposes only and is not necessarily indicative of the results of operations which would have been achieved and reported had the Merger and related transactions been consummated on the dates assumed, nor is it necessarily indicative of the future consolidated operating results of CNA Surety.

     The Company paid a closing dividend on October 6, 1997 to the former Capsure stockholders of record as of September 29, 1997. The dividend was conditioned upon the consummation of the Merger in accordance with the reorganization agreement. The $10.6 million ($0.65 per common share) closing dividend was the aggregate amount of $3.5 million plus $58,600 per day from and including June 1, 1997 through and including the day immediately preceding the Merger Date.

3.   INVESTMENTS

     The estimated fair value and amortized cost of fixed income securities held by CNA Surety at December 31, 1997, by investment category, were as follows (dollars in thousands):

                                                  AMORTIZED      GROSS         GROSS       ESTIMATED
                                                   COST OR     UNREALIZED    UNREALIZED      FAIR
                                                    COST         GAINS         LOSSES        VALUE
                                                  ---------    ----------    ----------    ---------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S.
  Government corporations and agencies:
     U.S. Treasury............................    $ 59,140       $  218        $  (3)      $ 59,355
     U.S. Agency..............................      51,331          298           --         51,629
     Collateralized mortgage obligations......      37,550          151         (134)        37,567
     Mortgage pass-through securities.........      34,217           42          (89)        34,170
Obligations of states and political
  subdivisions................................       3,556           14           --          3,570
Corporate bonds...............................      26,644          350         (154)        26,840
Non-agency collateralized mortgage
  obligations.................................      19,654           41          (69)        19,626
Asset-backed securities:
     Second mortgages/home equity loans.......      21,678           80          (16)        21,742
     Credit card receivables..................       6,498           15           --          6,513
     Other underlying assets..................       5,277           18           (6)         5,289
                                                  --------       ------        -----       --------
       Total fixed income securities..........    $265,545       $1,227        $(471)      $266,301
                                                  ========       ======        =====       ========

     The Company's insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 1997, fixed income securities on deposit had an aggregate carrying value of $6.3 million.

     Short-term investments are generally comprised of U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The amortized cost and estimated fair value of fixed income securities at December 31, 1997, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

                                                                AMORTIZED    ESTIMATED
                                                                  COST       FAIR VALUE
                                                                ---------    ----------
FIXED INCOME SECURITIES:
Due within one year.........................................    $     --      $     --
Due after one year but within five years....................     112,097       112,616
Due after five years but within ten years...................       1,000         1,015
Due after ten years.........................................      27,574        27,763
                                                                --------      --------
                                                                 140,671       141,394
Mortgage pass-through securities, collateralized mortgage,
  obligations and asset-backed securities...................     124,874       124,907
                                                                --------      --------
                                                                $265,545      $266,301
                                                                ========      ========

     Major categories of net investment income and net realized investment gains (losses) for the period from September 30, 1997 (date of inception) through December 31, 1997 were as follows (dollars in thousands):


Investment income:
  Fixed income securities...................................    $3,061
  Short-term investments....................................     2,707
  Other.....................................................       112
                                                                ------
  Total investment income...................................     5,880
Investment expenses.........................................      (114)
                                                                ------
Net investment income.......................................    $5,766
                                                                ======
Gross realized investment gains:
  Fixed income securities...................................    $   90
  Other.....................................................        11
Gross realized investment losses:
  Other                                                            (16)
                                                                ------
Net realized investment gain................................    $   85
                                                                ======

     Net unrealized gain on securities included in stockholders' equity at December 31, 1997 was comprised of the follow (dollars in thousands):

                                                            GAINS     LOSSES     NET
                                                            ------    ------    -----
Fixed income securities.................................    $1,227    $(471)    $ 756
Other...................................................        --      (27)      (27)
                                                            ------    -----     -----
                                                            $1,227    $(498)      729
                                                            ------    -----
Deferred income taxes...................................                         (255)
                                                                                -----
Net unrealized gain on securities.......................                        $ 474
                                                                                =====

                    CNA SURETY CORPORATION AND SUBSIDIARIES

4.   LONG-TERM DEBT

     CNA Surety has a five-year unsecured revolving credit facility that provides for borrowings of up to $130 million. The interest rate on borrowings under the credit facility may be fixed, at CNA Surety's option, for a period of one, two, three or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR") plus applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. The consolidated balance sheet reflects total long-term debt of $118 million, comprised of borrowings of $54 million to retire pre-existing Capsure debt, $51 million of borrowings of which $50 million was contributed to Western Surety in connection with the Merger and $13 million of borrowings to pay the closing dividend and other merger-related costs. The weighted average interest rate on outstanding borrowings was 6.17% at December 31, 1997.

     The credit facility contains among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of December 31, 1997, the Company was in compliance with all restrictions or covenants contained in the credit facility agreement. The credit facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

5.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table summarizes fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values may be based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Accordingly, the estimates presented herein are subjective in nature and are not necessarily indicative of the amounts that the Company could realize in a current market exchange. This information excludes certain financial instruments and all nonfinancial instruments such as insurance contracts from fair value disclosure. Thus, these fair value amounts cannot be aggregated to determine the underlying economic value of the Company.

     The carrying amounts and estimated fair values of financial instruments at December 31, 1997 were as follows (dollars in thousands):

                                                                CARRYING    ESTIMATED
                                                                 AMOUNT     FAIR VALUE
                                                                --------    ----------
Fixed income securities.....................................    $266,301     $266,301
Short-term investments......................................     147,235      147,235
Other investments...........................................       6,001        6,001
Cash........................................................         130          130
Long-term debt..............................................     118,000      118,000

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

     Investments -- The estimated fair values for the fixed income securities are based upon quoted market prices, where available. For fixed income securities not actively traded, the estimated fair values are determined using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     Cash, Short-Term Investments and Other Investments -- The carrying value for these instruments approximates their estimated fair values.

     Long-Term Debt -- The estimated fair value of the Company's long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity.

6.  DEFERRED POLICY ACQUISITION COSTS

     Policy acquisition costs deferred and the related amortization of deferred policy acquisition costs was as follows (dollars in thousands):

                                             SEPTEMBER 30,
                                                DATE OF                            PREDECESSOR
                                              INCEPTION,         NINE(1)           YEARS ENDED
                                                THROUGH       MONTHS ENDED         DECEMBER 31,
                                             DECEMBER 31,     SEPTEMBER 30,    --------------------
                                                 1997             1997           1996        1995
                                             -------------    -------------    --------    --------
Balance at beginning of period...........      $ 69,094         $ 37,689       $ 42,727    $ 24,314
Deferred policy acquisition costs of CIC
  at May 10, 1995, date of acquisition...            --               --             --      21,503
Costs deferred...........................        20,931           48,126         61,344      55,153
Amortization.............................       (25,881)         (48,075)       (66,382)    (58,243)
Deferred policy acquisition costs of
  Capsure
  at September 30, 1997, date of
  Merger.................................            --           31,354             --          --
                                               --------         --------       --------    --------
Balance at end of period.................      $ 64,144         $ 69,094       $ 37,689    $ 42,727
                                               ========         ========       ========    ========

---------------

(1) Amounts are for Predecessor except for the deferred policy acquisition costs of Capsure acquired and the balance at the end of the period which is for CNA Surety.

7.  REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies to limit their exposure to loss. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not ordinarily relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. The Company evaluates the financial condition of its reinsurers, establishes allowances for uncollectible amounts and monitors concentrations of credit risk. At December 31, 1997, CNA Surety's largest reinsurance receivable, including prepaid reinsurance premiums of $1.0 million, was approximately $2.7 million with a company rated A+ (Superior) by A.M. Best Company, Inc.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):

                                      SEPTEMBER 30,                                PREDECESSOR
                                   DATE OF INCEPTION,    ---------------------------------------------------------------
                                         THROUGH                                       YEARS ENDED DECEMBER 31,
                                      DECEMBER 31,        NINE MONTHS ENDED    -----------------------------------------
                                          1997           SEPTEMBER 30, 1997           1996                  1995
                                   -------------------   -------------------   -------------------   -------------------
                                   WRITTEN     EARNED    WRITTEN     EARNED    WRITTEN     EARNED    WRITTEN     EARNED
                                   --------   --------   --------   --------   --------   --------   --------   --------
Direct..........................   $24,561    $27,159    $114,969   $112,751   $152,517   $158,160   $135,803   $145,176
Assumed from affiliates.........    50,691     40,653          --         --         --         --         --         --
Assumed from non-affiliates.....        --         --       1,106      2,034      2,691      2,429        802        885
Ceded...........................    (1,263)    (2,379)     (7,445)    (6,221)   (11,304)   (11,520)   (14,593)   (15,458)
                                   -------    -------    --------   --------   --------   --------   --------   --------
Net premiums....................   $73,989    $65,433    $108,630   $108,564   $143,904   $149,069   $122,012   $130,603
                                   =======    =======    ========   ========   ========   ========   ========   ========

     Assumed premiums from affiliates primarily is comprised of all surety business written or renewed, net of reinsurance, by CCC and CIC after the Merger Date that is reinsured by Western Surety pursuant to intercompany reinsurance and related agreements.

     The effect of reinsurance on losses and loss adjustment expenses incurred was as follows (dollars in thousands):

                                                  SEPTEMBER 30,              PREDECESSOR
                                                     DATE OF      ---------------------------------
                                                   INCEPTION,         NINE           YEARS ENDED
                                                     THROUGH      MONTHS ENDED      DECEMBER 31,
                                                  DECEMBER 31,    SEPTEMBER 30,   -----------------
                                                      1997            1997         1996      1995
                                                  -------------   -------------   -------   -------
Gross losses and loss adjustment expenses......      $12,613        $ (7,265)     $29,952   $34,236
Reinsurance recoveries.........................         (479)         (4,251)       3,054    (1,796)
                                                     -------        --------      -------   -------
Net losses and loss adjustment expenses........      $12,134        $(11,516)     $33,006   $32,440
                                                     =======        ========      =======   =======

                    CNA SURETY CORPORATION AND SUBSIDIARIES

8.  RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                SEPTEMBER 30,
                                                   DATE OF                          PREDECESSOR
                                                 INCEPTION,        NINE(1)          YEARS ENDED
                                                   THROUGH      MONTHS ENDED       DECEMBER 31,
                                                DECEMBER 31,    SEPTEMBER 30,   -------------------
                                                    1997            1997          1996       1995
                                                -------------   -------------   --------   --------
Reserves at beginning of period:
Gross........................................     $122,281        $119,151      $138,657   $ 48,818
Ceded reinsurance............................        7,273          15,467        24,531     13,770
                                                  --------        --------      --------   --------
  Net reserves at beginning of period........      115,008         103,684       114,126     35,048
Net reserves of CIC at May 10, 1995, date of
  acquisition................................           --              --            --     64,780
                                                  --------        --------      --------   --------
     Total net reserves......................      115,008         103,684       114,126     99,828
                                                  --------        --------      --------   --------
Net incurred loss and loss adjustment
  expenses:
  Provision for insured events of current
     period..................................       12,781          23,484        42,748     43,286
  Decrease in provision for insured events of
     prior periods...........................         (647)        (35,000)       (9,742)   (10,846)
                                                  --------        --------      --------   --------
     Total net incurred......................       12,134         (11,516)       33,006     32,440
                                                  --------        --------      --------   --------
Net payments attributable to:
  Current period events......................        4,256           4,307         7,728      1,648
  Prior periods events.......................          161           3,780        35,720     16,494
                                                  --------        --------      --------   --------
     Total net payments......................        4,417           8,087        43,448     18,142
                                                  --------        --------      --------   --------
Net reserves of Capsure at September 30,
  1997, date of Merger.......................           --          30,927            --         --
Net reserves at end of period................      122,725         115,008       103,684    114,126
Ceded reinsurance at end of period...........        7,656           7,273        15,467     24,531
                                                  --------        --------      --------   --------
     Gross reserves at end of period.........     $130,381        $122,281      $119,151   $138,657
                                                  ========        ========      ========   ========

---------------

(1) Amounts are for Predecessor except for the net reserves of Capsure and both ceded reinsurance and gross reserves at the end of the period which are for CNA Surety.

     Based on the CCC Surety Operations' study of reserves, management determined that it had been overly cautious in interpreting claim data and had discounted favorable trends. Consistent with the CCC Surety Operations' regular study of reserve levels, the CCC Surety Operations released $35.0 million of prior year reserves in 1997. Approximately $33 million of this reserve development related to CIC and principally to accident years prior to 1996.

  Asbestos and Environmental Claims

     The Company does not bond contractors that specialize in environmental remediation work. The Company does however bond several accounts that have incidental environmental exposure with respect to which the Company provides limited bonding programs. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume

                    CNA SURETY CORPORATION AND SUBSIDIARIES
certain rights of ownership of the property in the completion of a defaulted project or through salvage recovery.

     To date, the Company has not received any environmental claim notices nor is management aware of any potential environmental claims.

9.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1997 the future minimum commitment under operating leases was as follows: 1998 -- $3.6 million; 1999 -- $2.3 million; 2000 -- $1.9 million; 2001 -- $1.4 million and 2002 and thereafter -- $0.3 million. Total rental expense for the period from September 31, 1997 (date of inception) through December 31, 1997 was $0.8 million.

     The Company and its subsidiaries are parties to numerous lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

10.  INCOME TAXES

     The components of deferred income taxes as of December 31, 1997 and 1996 were as follows (dollars in thousands):

                                                                           PREDECESSOR
                                                                 1997         1996
                                                                -------    -----------
Deferred tax assets:
  Net operating losses......................................    $17,516      $    --
  Unearned premium reserves.................................     11,737        6,256
  Accrued expenses..........................................      5,205           --
  Loss and loss adjustment expense reserves.................      2,444        1,905
  Other.....................................................      2,966          490
                                                                -------      -------
     Total gross deferred tax assets........................     39,868        8,651
  Valuation allowance.......................................      7,950           --
                                                                -------      -------
Deferred tax asset, net of valuation allowance..............     31,918        8,651
                                                                -------      -------
Deferred tax liabilities:
  Deferred policy acquisition costs.........................     22,450       13,191
  Intangible assets.........................................      7,085           --
  Unrealized gain on securities.............................        255           --
  Other.....................................................      2,043           --
                                                                -------      -------
     Total deferred tax liabilities.........................     31,833       13,191
                                                                -------      -------
Net deferred tax asset (liability)..........................    $    85      $(4,540)
                                                                =======      =======

     The net deferred tax asset for the year ended December 31, 1997 is included in other assets in the consolidated balance sheet.

     The Internal Revenue Service ("IRS") has not audited Capsure's tax returns for the years in which Capsure reported net operating losses ("NOLs"). Under
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), restrictions on the utilization of Capsure's NOLs occurred due to the change in ownership upon consummation of the Merger on September 30, 1997. The valuation allowance reflects the restrictions placed upon CNA Surety's ability to utilize Capsure's available NOLs in the future.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     CNA Surety and its subsidiaries will file a consolidated federal income tax return. As of December 31, 1997, approximately $50.0 million of consolidated NOLs remained available to offset future taxable income of the Company and its subsidiaries. Such carryforwards, which have an aggregate gross tax benefit of $17.5 million, expire by tax year as follows: $39.2 million in 1998 and $7.1 million in 1999, $2.4 million in 2000, $0.9 million in 2001, and $0.4 million in 2002. Although realization is not assured, management believes that it is more likely than not that CNA Surety will generate sufficient taxable income to utilize approximately $9.6 million of tax benefits from its available NOLs as of December 31, 1997. Such estimates consider the restrictions placed on the Company's ability to utilize Capsure's NOLs, the earnings history of each of its insurance subsidiaries and projections of future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The income tax provisions consisted of the following (dollars in thousands):

                                SEPTEMBER 30,               PREDECESSOR
                                   DATE OF       ----------------------------------
                                 INCEPTION,          NINE            YEARS ENDED
                                   THROUGH       MONTHS ENDED       DECEMBER 31,
                                DECEMBER 31,     SEPTEMBER 30,    -----------------
                                    1997             1997          1996       1995
                                -------------    -------------    -------    ------
Federal current.............       $2,558           $21,466       $13,294    $7,448
Federal deferred............        4,038              (225)       (1,106)    1,937
State.......................           67                --            --        --
                                   ------           -------       -------    ------
Total income tax expense....       $6,663           $21,241       $12,188    $9,385
                                   ======           =======       =======    ======

     A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

                                   SEPTEMBER 30,              PREDECESSOR
                                      DATE OF       -------------------------------
                                    INCEPTION,          NINE          YEARS ENDED
                                      THROUGH       MONTHS ENDED      DECEMBER 31,
                                   DECEMBER 31,     SEPTEMBER 30,    --------------
                                       1997             1997         1996     1995
                                   -------------    -------------    -----    -----
Federal statutory rate.........         35.0%            35.0%        35.0%    35.0%
Non-deductible expenses,
  principally amortization of
  goodwill.....................          2.4              0.2          0.4      0.3
State income tax, net of
  federal
  income tax benefit...........          0.2               --           --       --
Other..........................          0.1               --           --       --
                                       -----            -----        -----    -----
Total income tax expense.......         37.7%            35.2%        35.4%    35.3%
                                       =====            =====        =====    =====

11.  EMPLOYEE BENEFITS

     CNA Surety sponsors a tax deferred savings plan ("401(k) plan") covering substantially all of its employees. Under the 401(k) plan, the Company matches 70% of the participating employee's contribution up to 6% of eligible compensation (4.2% maximum matching). In addition, the Company may also make an annual discretionary profit sharing contribution to the 401(k) plan, subject to the approval of the Company's board of directors. The profit sharing contribution is based on the Company's underwriting results and may be restricted by plan and regulatory limitations. The Company contribution, including accrued profit sharing, to the 401(k) plan was $0.6 million for the period from September 30, 1997 (date of inception) through December 31, 1997.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     Western Surety sponsors two post-retirement benefit plans covering certain employees. One plan provides medical benefits, and the other plan provides sick leave termination payments. The post-retirement health care plan is contributory and the sick leave plan is non-contributory. The actuarially determined net periodic post-retirement costs for these plans was $0.1 million for the period from September 30, 1997 (date of inception) through December 31, 1997. The unfunded accumulated post-retirement benefit obligation (for retirees and fully vested active plan participants) was $4.7 million as of December 31, 1997 and is included in other liabilities in the consolidated balance sheet.

12.  STOCKHOLDERS' EQUITY

     The Company has reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, non-qualified stock options and stock appreciation rights ("SARs") to be granted under the CNA Surety 1997 Long-Term Equity Compensation Plan ("CNA Surety Plan"). The Company has also reserved shares of its common stock for issuance to Capsure option holders under the CNA Surety Corporation Replacement Stock Option Plan ("Replacement Plan"). The CNA Surety Plan and Replacement Plan are collectively referred to as the "Plan". The aggregate number of shares available for which options may be granted under the Plan is 3,000,000.

     Options issued under the Replacement Plan have the same exercise price, rights, benefits, terms and conditions as the Capsure options replaced. The number of unexercised and outstanding Capsure options issued to the holders under the Replacement Plan on September 30, 1997 was 335,235. The exercise prices of the replacement options range between $0.05 and $8.00 per share.

     The Incentive Compensation Committee (the "Committee") of the Board of Directors, consisting of independent members of the Board of Directors, administers the Plan. The Committee determines the option prices. Prices may not be less than the fair market value of the Company's common stock on the date of grant for incentive stock options and may not be less than the par value of the Company's common stock for non-qualified stock options.

     The Plan provides for the granting of incentive stock options as defined under the Code. All non-qualified stock options and incentive stock options granted under the Plan expire ten years after the date of grant and in the case of the Replacement Plan the options expire ten years from the original Capsure grant date.

                                                                               WEIGHTED
                                                          SHARES SUBJECT    AVERAGE OPTION
                                                            TO OPTION       PRICE PER SHARE
                                                          --------------    ---------------
Balance at September 30, 1997.........................       335,235            $ 3.46
  Options granted.....................................       463,500            $15.82
  Options canceled....................................       (23,363)           $15.58
  Options exercised...................................       (26,000)           $ 4.86
                                                             -------
Balance at December 31. 1997                                 749,372            $10.68
                                                             =======

     As of December 31, 1997, 237,422 shares were exercisable under the Plan. The number of shares available for granting of options under the Plan were 2,224,628 at December 31, 1997.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                     -----------------------------------------------------     --------------------------------
                                     WEIGHTED AVERAGE     WEIGHTED AVERAGE                     WEIGHTED AVERAGE
    RANGE OF           NUMBER           REMAINING             EXERCISE           NUMBER            EXERCISE
EXERCISE PRICES      OUTSTANDING     CONTRACTUAL LIFE          PRICE           EXERCISABLE          PRICE
----------------     -----------     ----------------     ----------------     -----------     ----------------
$0.05 to $15.875       749,372           7.8 years             $10.68            237,422            $3.40
                       =======          ==========             ======            =======            =====

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The weighted average fair market value (at grant date) per option granted during the period from September 30, 1997 (date of inception) through December 31, 1997 was $6.62. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for the period from September 30, 1997 (date of inception) through December 31, 1997; risk free interest rate of 5.76%; dividend yield of 0%; expected option life of 6 years; and volatility of 30.6%.

     The Company adopted the financial disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" with respect to its stock-based incentive plans. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its plans as allowed for under the provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. Had compensation cost for these plans been determined on the fair value at the grant date for options granted, consistent with the provisions of SFAS No. 123, the Company's pro forma net income for the period from September 30, 1997 (date of inception) through December 31, 1997 would have been $10.9 million and net income and diluted net income per share would have been $0.25.

13.  STATUTORY FINANCIAL DATA

     CNA Surety's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by applicable insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as guidance provided in a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. The permitted statutory accounting practices of CNA Surety's insurance subsidiaries did not have a material effect on reported statutory surplus or income. The principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles are that statutory financial statements do not reflect deferred policy acquisition costs and deferred income taxes and fixed income securities are generally carried at amortized cost in statutory financial statements.

     The NAIC has promulgated Risk Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by the company or regulators. As of December 31, 1997, each of CNA Surety's insurance subsidiaries had a Ratio that was in excess of the minimum RBC requirements.

     CNA Surety's insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of each insurance subsidiary in excess of a statutorily prescribed minimum is available for payment of dividends to the parent company. However, such distributions as dividends may be subject to prior regulatory approval. Without prior regulatory approval in 1998, CNA Surety's insurance subsidiaries may pay stockholder dividends of $16.3 million in the aggregate. Combined statutory surplus for the insurance subsidiaries at December 31, 1997 was $142.4 million.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

14.  RELATED PARTY TRANSACTIONS

     CCC and the insurance subsidiaries of the Company have entered into various reinsurance agreements designed to protect against adverse loss reserve development related to the CCC Surety Operations reserves at the Merger Date, and help preserve, through the year 2000, the profitability of CCC Surety Operations and certain additional accounts. The reinsurance agreements together with the Services and Indemnity Agreement, that is described below, also affect the transfer of the CCC Surety Operations to the insurance subsidiaries. The reinsurance agreements entered into at the Merger Date are: (i) the Surety Quota Share Treaty (the "Quota Share Treaty"); (ii) the Aggregate Stop Loss Reinsurance Contract (the "Stop Loss Contract"); and (iii) the Surety Excess of Loss Reinsurance Contract (the "Excess of Loss Contract").

     The Services and Indemnity Agreement provides the insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of the CCC Surety Operations and to be reimbursed by CCC for services rendered. In consideration for the provision of the foregoing services, CCC has agreed to pay the insurance subsidiaries a quarterly fee of $50,000. At December 31, 1997, CCC owed the insurance subsidiaries $50,000 for the period from September 30, 1997 (date of inception) through December 31, 1997.

     Through the Quota Share Treaty, CCC and CIC ceded, as of the Merger Date, and subsequently paid on October 1, 1997, to Western Surety all of its net unearned premiums and loss and loss adjustment expense reserves, net of $29.0 million of ceded commissions. The payment totaled $116.9 million.

     Through the Quota Share Treaty, CCC and CIC will also transfer to Western Surety all of the CCC Surety Operations' business written or renewed by CCC and CIC after the Merger Date. CCC and CIC will transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 28% of net written premiums written on such business. CCC and CIC paid Western Surety, net of commissions and reinsured loss payments, $21.2 million during the period from September 30, 1997 (date of inception) through December 31, 1997. As of December 31, 1997, CNA Surety had a reinsurance receivable balance from CCC and CIC of $47.9 million. This balance is primarily comprised of direct premium receivables of CCC and CIC with respect to the surety business ceded to Western Surety.

     CCC has guaranteed the loss and loss adjustment expenses transferred to Western Surety by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as reestimated as of the end of such calendar quarter. There was not any adverse reserve development for the period from September 30, 1997 (date of inception) through December 31, 1997. The Quota Share Treaty has a term of five years from the Merger Date.

     The Stop Loss Contract protects the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limits the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for at least three fiscal years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in each of 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries will pay to CCC an annual premium of $20,000. The insurance subsidiaries paid CCC the annual premium during the period from September 30, 1997 (date of inception) through December 31, 1997 and no amount was due to the insurance subsidiaries from CCC under the Stop Loss Contract for the period from September 30, 1997 (date of inception) through December 31, 1997.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The Excess of Loss Contract provides the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provides $75 million of coverage in excess of the $55 million of coverage provided to the insurance subsidiaries by third party reinsurers for losses discovered on surety bonds in force at the Merger Date and for losses discovered on new and renewal business written or assumed during the term of the Excess of Loss Contract. CCC is also obligated to act as a joint insurer, or "co-surety," for business covered by the Excess of Loss Contract when requested by the insurance subsidiaries. In consideration for the reinsurance coverage provided by the Excess of Loss Contract, the insurance subsidiaries will pay to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 per quarter. The insurance subsidiaries paid CCC $80,000 for all minimum quarterly premiums due through September 30, 1998 during the period from September 30, 1997 (date of inception) through December 31, 1997. The Excess of Loss Contract has a term of five years from the Merger Date.

     CNA Surety also entered into an Administrative Services Agreement with CCC as of the Merger Date. The agreement allows the Company continued use of certain real and personal property owned or leased by CCC. The Company may cancel, without penalty, any lease under the agreement by giving CCC sixty days notice. The Company can also purchase many of the administrative services provided to the CCC Surety Operations by CCC. CNA Surety, however, is under no obligation to purchase any services under the Administrative Services Agreement. The aggregate maximum annual cost for the use of real and personal property and for services available under the agreement is approximately $7.9 million. Administrative services are provided at specified rates, subject to inflationary increases. For the period from September 30, 1997 to December 31, 1997, the Company was charged $2.5 million for rents and services provided under the agreement. The Company paid CCC $1.4 million and $1.1 million was reflected in other liabilities in the Company's Consolidated Balance Sheet at December 31, 1997.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the results of operations of CNA Surety for the period from September 30, 1997 (date of inception) through December 31, 1997 and a summary of unaudited quarterly results of the Predecessor for the nine months ended September 30, 1997 and year ended December 31, 1996. (dollars in thousands, except per share amounts.)

CNA SURETY

                                           INCEPTION TO
                                           DECEMBER 31
                                           ------------
1997
  Revenues.............................      $71,284
                                             =======
  Income before income taxes...........      $17,659
  Income taxes.........................        6,663
                                             -------
  Net income...........................      $10,996
                                             =======
  Basic and diluted earnings per common
     share.............................      $  0.25
                                             =======

PREDECESSOR

                                              FIRST       SECOND      THIRD     FOURTH
                                             QUARTER      QUARTER    QUARTER    QUARTER
                                           -----------    -------    -------    -------
1997
  Net earned premiums..................      $33,829      $36,155    $38,580    $    --
                                             =======      =======    =======    =======
  Excess of net earned premiums over
     direct operating costs............      $41,878      $ 8,174    $10,354    $    --
  Income taxes.........................       14,690        2,894      3,657         --
                                             -------      -------    -------    -------
  Excess of net earned premiums over
     direct operating costs, net of
     income taxes......................      $27,188      $ 5,280    $ 6,697    $    --
                                             =======      =======    =======    =======
1996
  Net earned premiums..................      $37,029      $37,504    $37,769    $36,767
                                             =======      =======    =======    =======
  Excess of net earned premiums over
     direct operating costs............      $ 6,696      $ 8,527    $13,472    $ 5,753
  Income taxes.........................        2,377        3,017      4,748      2,046
                                             -------      -------    -------    -------
  Excess of net earned premiums over
     direct operating costs, net of
     income taxes......................      $ 4,319      $ 5,510    $ 8,724      3,707
                                             =======      =======    =======    =======

16.  LOOKBACK ADJUSTMENT

     The reorganization agreement provides for a mechanism, referred to as the "Lookback Adjustment", which may adjust the number of shares of CNA Surety common stock owned by CNAF operating companies in the event that either or both of Capsure's and the CCC Surety Operations' actual net written premiums for 1997 vary from certain targets. Application and interpretation of the provisions of the Lookback Adjustment are presently under review, the ultimate outcome of which is currently not known. Based on the facts currently available, the total number of shares of CNA Surety common stock will either not change or be reduced by approximately 2.5%. Such a change in total outstanding shares would have no effect on net income; however, earnings per share for the period from September 30, 1997 (date of inception) through December 31, 1997 would have increased from $0.25 to $0.26 and the ownership of the Company by CNAF operating companies would be reduced from 61.75% to 60.79%.

                                                                      SCHEDULE I

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                                                           FAIR      CARRYING
                                                               COST       VALUE       VALUE
                                                             --------    --------    --------
FIXED INCOME SECURITIES:
Bonds:
  U.S. Government and government agencies and
     authorities.........................................    $182,238    $182,721    $182,721
  States, municipalities and political subdivisions......       3,556       3,570       3,570
  All other corporate bonds..............................      79,751      80,010      80,010
                                                             --------    --------    --------
     Total fixed income securities.......................     265,545     266,301     266,301
                                                             --------    --------    --------
Short-term investments...................................     147,235                 147,235
Other investments........................................       6,027                   6,001
                                                             --------                --------
     Total investments...................................    $418,807                $419,537
                                                             ========                ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                                                   AS OF
                                                                DECEMBER 31,
                                                                    1997
                                                                ------------
ASSETS
Investments in and advances to Capsure Holdings Corp. and
  subsidiaries..............................................      $368,843
Short-term investments......................................         7,021
Cash........................................................            26
Deferred income taxes.......................................         1,107
Other assets................................................           314
                                                                  --------
                                                                  $377,311
                                                                  ========

LIABILITIES
Long-term debt..............................................      $118,000
Other liabilities...........................................         2,579
                                                                  --------
                                                                   120,579
                                                                  --------

STOCKHOLDERS' EQUITY
Common stock................................................           433
Additional paid-in capital..................................       244,829
Retained earnings...........................................        10,996
Unrealized gain on securities, net of deferred income
  taxes.....................................................           474
                                                                  --------
Total stockholders' equity..................................       256,732
                                                                  --------
                                                                  $377,311
                                                                  ========

See Note to Condensed Financial Information and Notes to Consolidated Financial
                                  Statements.

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

 CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                              STATEMENT OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                SEPTEMBER 30,
                                                                   DATE OF
                                                                 INCEPTION,
                                                                   THROUGH
                                                                DECEMBER 31,
                                                                    1997
                                                                -------------
Revenues:
  Net investment income.....................................       $    33
  Net realized investment gains (losses)....................            --
  Other income..............................................            --
                                                                   -------
                                                                        33
                                                                   -------
Expenses:
  Interest expense..........................................         1,831
  Corporate expense.........................................         1,364
                                                                   -------
                                                                     3,195
                                                                   -------
Loss from operations before income taxes and equity in net
  income of subsidiaries....................................        (3,162)
Income taxes................................................        (1,107)
                                                                   -------
Loss before equity in net income of subsidiaries -- Parent
  only......................................................        (2,055)
Equity in net income of subsidiaries........................        13,051
                                                                   -------
Net income..................................................       $10,996
                                                                   =======

See Note to Condensed Financial Information and Notes to Consolidated Financial
                                  Statements.

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

 CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                            STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                SEPTEMBER 30,
                                                                   DATE OF
                                                                 INCEPTION,
                                                                   THROUGH
                                                                DECEMBER 31,
                                                                    1997
                                                                -------------
OPERATING ACTIVITIES:
  Net loss..................................................      $  (2,055)
     Cash dividends from subsidiaries.......................          4,970
     Tax payments received from subsidiaries................          2,449
     Federal and state income tax payments..................             --
     Adjustments to reconcile net loss to net cash provided
      by operating activities:
       Deferred income taxes, net...........................         (1,107)
       Other assets and liabilities.........................           (261)
                                                                  ---------
Net cash provided by operating activities...................          3,996
                                                                  ---------
INVESTING ACTIVITIES:
  Net advances to subsidiaries..............................        (65,075)
  Capital contribution to Western Surety Company............        (50,000)
  Change in short-term investments..........................         (7,021)
                                                                  ---------
Net cash used in investing activities.......................       (122,096)
                                                                  ---------
FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................        118,000
  Other.....................................................            126
                                                                  ---------
Net cash provided by financing activities...................        118,126
                                                                  ---------
Increase in cash............................................             26
Cash at beginning of period.................................             --
                                                                  ---------
Cash at end of period.......................................      $      26
                                                                  =========

                    NOTE TO CONDENSED FINANCIAL INFORMATION

1.  BASIS OF PRESENTATION

     The condensed financial information of the parent company includes the accounts of CNA Surety Corporation ("CNA Surety"). On September 30, 1997 CNA Surety was formed as part of the merger of Capsure Holdings Corp. and its subsidiaries (Western Surety Company and Universal Surety of America) and the surety business of CNA Financial Corporation. The merger was accounted for as a purchase of Capsure.

                                                                    SCHEDULE III

            CNA SURETY CORPORATION AND SUBSIDIARIES AND PREDECESSOR
                      SUPPLEMENTARY INSURANCE INFORMATION
           CNA SURETY CORPORATION AS OF DECEMBER 31, 1997 AND FOR THE
  PERIOD SEPTEMBER 30, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997 AND
     PREDECESSOR AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                             SEPTEMBER 30,                 PREDECESSOR
                                                DATE OF       -------------------------------------
                                              INCEPTION,          NINE             YEARS ENDED
                                                THROUGH       MONTHS ENDED         DECEMBER 31,
                                             DECEMBER 31,     SEPTEMBER 30,    --------------------
                                                 1997             1997           1996        1995
                                             -------------    -------------    --------    --------
Deferred policy acquisition costs........      $ 64,144         $ 37,740       $ 37,689    $ 42,727
                                               ========         ========       ========    ========
Future policy benefits, losses, claims
  and loss expenses......................      $130,381         $ 88,914       $119,151    $138,657
                                               ========         ========       ========    ========
Unearned premiums........................      $173,836         $ 94,577       $ 95,677    $101,059
                                               ========         ========       ========    ========
Other policy claims and benefits
  payable................................      $     --         $     --       $     --    $     --
                                               ========         ========       ========    ========
Net premium revenue......................      $ 65,433         $108,564       $149,069    $130,603
                                               ========         ========       ========    ========
Net investment income....................      $  5,766         $     --       $     --    $     --
                                               ========         ========       ========    ========
Benefits, claims, losses and settlement
  expenses...............................      $ 12,134         $(11,516)      $ 33,006    $ 32,440
                                               ========         ========       ========    ========
Amortization of deferred policy
  acquisition costs......................      $ 25,881         $ 48,075       $ 66,382    $ 58,243
                                               ========         ========       ========    ========
Other operating expenses.................      $ 12,332         $ 11,599       $ 15,233    $ 13,348
                                               ========         ========       ========    ========
Net premiums written.....................      $ 73,989         $108,630       $143,904    $122,012
                                               ========         ========       ========    ========

                                                                     SCHEDULE IV

            CNA SURETY CORPORATION AND SUBSIDIARIES AND PREDECESSOR
                                  REINSURANCE
            CNA SURETY CORPORATION FOR THE PERIOD SEPTEMBER 30, 1997
               (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997 AND
          PREDECESSOR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                                                                         PERCENTAGE
                                                  CEDED TO      ASSUMED                  OF AMOUNT
                                       GROSS        OTHER      FROM OTHER      NET        ASSUMED
                                       AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
                                      --------    ---------    ----------    --------    ----------
CNA SURETY CORPORATION

SEPTEMBER 30, 1997
  (DATE OF INCEPTION) THROUGH
  DECEMBER 31, 1997
Premiums:
  Property and casualty
     insurance....................    $ 27,159     $ 2,379      $40,653      $ 65,433       62.1%
                                      --------     -------      -------      --------       ----
     Total premiums...............    $ 27,159     $ 2,379      $40,653      $ 65,433       62.1%
                                      ========     =======      =======      ========       ====
PREDECESSOR

NINE MONTHS ENDED
  SEPTEMBER 30, 1997
Premiums:
  Property and casualty
     insurance....................    $112,751     $ 6,221      $ 2,034      $108,564        1.9%
                                      --------     -------      -------      --------       ----
     Total premiums...............    $112,751     $ 6,221      $ 2,034      $108,564        1.9%
                                      ========     =======      =======      ========       ====
YEAR ENDED DECEMBER 31, 1996
Premiums:
  Property and casualty
     insurance....................    $158,160     $11,520      $ 2,429      $149,069        1.6%
                                      --------     -------      -------      --------       ----
     Total premiums...............    $158,160     $11,520      $ 2,429      $149,069        1.6%
                                      ========     =======      =======      ========       ====
YEAR ENDED DECEMBER 31, 1995
Premiums:
  Property and casualty
     insurance....................    $145,176     $15,458      $   885      $130,603        0.7%
                                      --------     -------      -------      --------       ----
     Total premiums...............    $145,176     $15,458      $   885      $130,603        0.7%
                                      ========     =======      =======      ========       ====

                                                                      SCHEDULE V

            CNA SURETY CORPORATION AND SUBSIDIARIES AND PREDECESSOR
                       VALUATION AND QUALIFYING ACCOUNTS
            CNA SURETY CORPORATION FOR THE PERIOD SEPTEMBER 30, 1997
               (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997 AND
          PREDECESSOR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                                          ADDITIONS
                                                   ------------------------
                                    BALANCE AT     CHARGED TO    CHARGED TO                      BALANCE
                                   BEGINNING OF    COSTS AND       OTHER                        AT END OF
                                    PERIOD(1)       EXPENSES      ACCOUNTS     DEDUCTIONS(2)     PERIOD
                                   ------------    ----------    ----------    -------------    ---------
CNA SURETY CORPORATION

SEPTEMBER 30, 1997 (DATE OF
  INCEPTION) THROUGH DECEMBER
  31, 1997
  Allowance for possible losses
     on premiums receivable....        $893           $(46)         $ --           $ --           $847
                                       ====           ====          ====           ====           ====
  Allowance for possible losses
     on reinsurance
     receivable................        $ --           $ --          $ --           $ --           $ --
                                       ====           ====          ====           ====           ====
PREDECESSOR

NINE MONTHS ENDED SEPTEMBER 30,
  1997
  Allowance for possible losses
     on premiums receivable....        $ --           $ --          $ --           $ --           $ --
                                       ====           ====          ====           ====           ====
  Allowance for possible losses
     on reinsurance
     receivable................        $ --           $ --          $ --           $ --           $ --
                                       ====           ====          ====           ====           ====
YEAR ENDED DECEMBER 31, 1996
  Allowance for possible losses
     on premiums receivable....        $ --           $ --          $ --           $ --           $ --
                                       ====           ====          ====           ====           ====
  Allowance for possible losses
     on reinsurance
     receivable................        $ --           $ --          $ --           $ --           $ --
                                       ====           ====          ====           ====           ====
YEAR ENDED DECEMBER 31, 1995
  Allowance for possible losses
     on premiums receivable....        $ --           $ --          $ --           $ --           $ --
                                       ====           ====          ====           ====           ====
  Allowance for possible losses
     on reinsurance
     receivable................        $ --           $ --          $ --           $ --           $ --
                                       ====           ====          ====           ====           ====

---------------

(1) Acquired balance of Capsure Holdings Corp. on September 30, 1997.

(2) Accounts charged against allowance.

                                                                     SCHEDULE VI

            CNA SURETY CORPORATION AND SUBSIDIARIES AND PREDECESSOR
             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
           CNA SURETY CORPORATION AS OF DECEMBER 31, 1997 AND FOR THE
  PERIOD SEPTEMBER 30, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997 AND
     PREDECESSOR AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                             SEPTEMBER 30,                 PREDECESSOR
                                                DATE OF       -------------------------------------
                                              INCEPTION,          NINE              YEAR ENDED
                                                THROUGH       MONTHS ENDED         DECEMBER 31,
                                             DECEMBER 31,     SEPTEMBER 30,    --------------------
                                                 1997             1997           1996        1995
                                             -------------    -------------    --------    --------
Deferred policy acquisition costs........      $ 64,144         $ 37,740       $ 37,689    $ 42,727
                                               ========         ========       ========    ========
Reserves for unpaid claims and claim
  adjustment expenses....................      $130,381         $ 88,914       $119,151    $138,657
                                               ========         ========       ========    ========
Discount (if any) deducted...............      $     --         $     --       $     --    $     --
                                               ========         ========       ========    ========
Unearned premiums........................      $173,836         $ 94,577       $ 95,677    $101,059
                                               ========         ========       ========    ========
Net earned premiums......................      $ 65,433         $108,564       $149,069    $130,603
                                               ========         ========       ========    ========
Net investment income....................      $  5,766         $     --       $     --    $     --
                                               ========         ========       ========    ========
Net claims and claim adjustment expenses
  incurred related to:
     Current year........................      $ 12,781         $ 23,484       $ 42,748    $ 43,286
                                               ========         ========       ========    ========
     Prior years.........................      $   (647)        $(35,000)      $ (9,742)   $(10,846)
                                               ========         ========       ========    ========
Amortization of deferred policy
  acquisition costs......................      $ 25,881         $ 48,075       $ 66,382    $ 58,243
                                               ========         ========       ========    ========
Net paid claims and claim adjustment
  expenses...............................      $  4,417         $  8,087       $ 43,448    $ 18,142
                                               ========         ========       ========    ========
Net premiums written.....................      $ 73,989         $108,630       $143,904    $122,012
                                               ========         ========       ========    ========

(A)(3)EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
2(1)     Reorganization Agreement dated as of December 19, 1996 among
         Capsure Holdings Corp., Continental Casualty Company, CNA
         Surety Corporation, Surety Acquisition Company and certain affiliates of Continental Casualty Company (filed on
         December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
         Form 8-K, and incorporated herein by reference).
2(2)     First Amendment to the Reorganization Agreement dated as of
         July 14, 1997 among Capsure Holdings Corp., Continental
         Casualty Company, CNA Surety Corporation, Surety Acquisition
         Company and certain affiliates of Continental Casualty
         Company (filed on July 16, 1997 as Exhibit 2 to Capsure
         Holdings Corp.'s Form 8-K, and incorporated herein by
         reference).
3(1)     Certificate of Incorporation of CNA Surety Corporation dated
         December 10, 1996 (filed as Exhibit 3.1 to CNA Surety
         Corporation's S-4 dated August 15, 1997, and incorporated
         herein by reference).
3(2)     Amendment to Certificate of Incorporation of CNA Surety
         Corporation dated May 27, 1997 (filed as Exhibit 3.2 to CNA
         Surety Corporation's S-4 dated August 15, 1997, and
         incorporated herein by reference).
3(3)     Bylaws of CNA Surety Corporation (filed as Exhibit 3.3 to
         CNA Surety Corporation's S-4 dated August 15, 1997, and
         incorporated herein by reference).
3(4)     Amendment to Bylaws of CNA Surety Corporation dated March 3,
         1998.
4(1)     Specimen certificate of CNA Surety Corporation (filed as
         Exhibit 4.1 to CNA Surety Corporation's S-4 dated August 15,
         1997, and incorporated herein by reference).
4(2)     Form of Registration Rights Agreement, between CNA Surety
         Corporation and Equity Capsure Limited Partnership (filed as
         Exhibit 4.2 to CNA Surety Corporation's S-4 dated August 15,
         1997, and incorporated herein by reference).
9        Not applicable.
10(1)    Employment Agreement dated as of September 22, 1994 by and among Universal Surety Holdings Corp., Universal Surety of
         America, Capsure Financial Group, Inc., Capsure Holdings
         Corp. and John Knox, Jr. (filed as Exhibit 10.5 to CNA
         Surety Corporation's S-4 dated August 15, 1997, and
         incorporated herein by reference).
10(2)    Agreement dated as of June 30, 1997 by and among John Knox,
         Jr., Capsure Holdings Corp. and CNA Surety Corporation
         (filed as Exhibit 10.6 to CNA Surety Corporation's S-4 dated
         August 15, 1997, and incorporated herein by reference).
10(3)    Employment Agreement dated as of April 26, 1996 (effective as of April 15, 1996) by and between Western Surety Company and Steven T. Pate (filed as Exhibit 10.7 to CNA Surety
         Corporation's S-4 dated August 15, 1997, and incorporated
         herein by reference).
10(4)    Stock Purchase Agreement among John Knox, Jr., Universal
         Surety Holding Corp., Capsure Financial Group, Inc. and
         Capsure Holdings Corp. dated July 26, 1994 (filed on October
         6, 1994 as Exhibit 2 to Capsure Holdings Corp.'s Current
         Report on Form 8-K, and incorporated herein by reference).
10(5)    Non-Competition and Non-Solicitation Agreement between
         Capsure Holdings Corp. and Frontier Insurance Company, dated as of May 22, 1996 (filed as Exhibit 10.9 to CNA Surety
         Corporation's S-4 dated August 15, 1997, and incorporated
         herein by reference).
10(6)    Contract Surety Bond Reinsurance Agreement dated as of
         September 22, 1994 between Western Surety Company, a South
         Dakota corporation, and Universal Surety of America, a Texas corporation (filed on March 30, 1995 as Exhibit 10.23 to
         Capsure Holdings Corp.'s Annual Report on Form 10-K, and
         incorporated herein by reference).
10(7)    Co-Employee Agreement dated as of September 22, 1994 between
         Western Surety Company and Universal Surety of America
         (filed on March 30, 1995 as Exhibit 10.24 to Capsure
         Holdings Corp.'s Annual Report on Form 10-K, and
         incorporated herein by reference).
10(8)    Form of The CNA Surety Corporation Replacement Stock Option
         Plan (filed as Exhibit 10.12 to CNA Surety Corporation's S-4 dated August 15, 1997, and incorporated herein by
         reference).
10(9)    Form of CNA Surety Corporation 1997 Long-Term Equity
         Compensation Plan (filed as Exhibit 10.13 to CNA Surety
         Corporation's S-4 dated August 15, 1997, and incorporated
         herein by reference).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10(10)   Form of Aggregate Stop Loss Reinsurance Contract by and
         between Western Surety Company, Universal Surety of America,
         Surety Bonding Company of America and Continental Casualty
         Company (filed on December 27, 1996 as Exhibit 2 to Capsure
         Holdings Corp.'s Form 8-K, and incorporated herein by
         reference).
10(11)   Form of Surety Excess of Loss Reinsurance Contract by and
         between Western Surety Company, Universal Surety of America,
         Surety Bonding Company of America and Continental Casualty
         Company (filed on December 27, 1996 as Exhibit 2 to Capsure
         Holdings Corp.'s Form 8-K, and incorporated herein by
         reference).
10(12)   Form of Surety Quota Share Treaty by and between Western
         Surety Company and Continental Casualty Company (filed on
         December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
         Form 8-K, and incorporated herein by reference).
10(13)   Employment Agreement dated as of October 1, 1997 by and
         between CNA Surety Corporation and Dan L. Kirby.
10(14)   Employment Agreement dated as of October 3, 1997 by and
         between CNA Surety Corporation and Mark C. Vonnahme.
11       Earnings per share computation.
12       Not Applicable.
21       Subsidiaries of the Registrant.
22       Not Applicable.
23       Consent of Deloitte & Touche LLP dated March 20, 1997.
24       Not Applicable.
27       Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNA SURETY CORPORATION


                                          By:    /s/ MARK C. VONNAHME
                                             -----------------------------------

                                                      Mark C. Vonnahme
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)


                                          By:    /s/ JOHN S. HENEGHAN
                                             -----------------------------------

                                                      John S. Heneghan
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)

DATED: MARCH 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     DATE                        TITLE                                    SIGNATURE
     ----                        -----                                    ---------
March 20, 1998     Chairman of the Board and Director             /s/ ROBERT T. VAN GIESON
                                                        ---------------------------------------------
                                                                    Robert T. Van Gieson

March 20, 1998                  Director                             /s/ GIORGIO BALZER
                                                        ---------------------------------------------
                                                                       Giorgio Balzer

March 20, 1998                  Director                             /s/ PHILIP H. BRITT
                                                        ---------------------------------------------
                                                                        Philip Britt

March 20, 1998                  Director                            /s/ DAVID T. CUMMING
                                                        ---------------------------------------------
                                                                      David T. Cumming

March 20, 1998                  Director                             /s/ ROD F. DAMMEYER
                                                        ---------------------------------------------
                                                                       Rod F. Dammeyer

March 20, 1998                  Director                           /s/ BRUCE A. ESSELBORN
                                                        ---------------------------------------------
                                                                     Bruce A. Esselborn

March 20, 1998                  Director                               /s/ MELVIN GRAY
                                                        ---------------------------------------------
                                                                         Melvin Gray

March 20, 1998                  Director                              /s/ JOE P. KIRBY
                                                        ---------------------------------------------
                                                                        Joe P. Kirby

March 20, 1998                  Director                              /s/ ROY E. POSNER
                                                        ---------------------------------------------
                                                                        Roy E. Posner

March 20, 1998                  Director                            /s/ ADRIAN M. TOCKLIN
                                                        ---------------------------------------------
                                                                      Adrian M. Tocklin

March 20, 1998                  Director                            /s/ MARK C. VONNAHME
                                                        ---------------------------------------------
                                                                      Mark C. Vonnahme