Form 10-Q
period 1998-03-31
CNA SURETY CORP
filed 1998-05-15
CIK 1044566

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 1-13277


                             CNA SURETY CORPORATION
             (Exact name of Registrant as specified in its Charter)


                               DELAWARE                                                           36-4144905
    (State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)

                     CNA PLAZA, CHICAGO, ILLINOIS                                                    60685
               (Address of principal executive offices)                                           (Zip Code)

                                 (312) 822-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      43,380,119 shares of Common Stock, $.01 par value as of May 8, 1998.

                     CNA SURETY CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                                                                         Page
                                                                                                                         ----
Part I.   Financial Information (Unaudited):

           Item 1.      Condensed Consolidated Financial Statements:

                        Independent Accountant's Report ...............................................................     3

                        Condensed Consolidated Balance Sheets at March 31, 1998 and
                        at December 31, 1997...........................................................................     4

                        Condensed Consolidated Statement of Income for the Three Months Ended
                        March 31, 1998 and Condensed Statement of Certain Revenues and
                        Direct Operating Expenses of Predecessor for the Three Months Ended
                        March 31, 1997.................................................................................     5

                        Condensed Consolidated Statement of Stockholders' Equity.......................................     6

                        Condensed Consolidated Statement of Cash Flows for the Three Months Ended
                        March 31, 1998.................................................................................     7

                        Notes to Condensed Consolidated Financial Statements at March 31, 1998 ........................     8

           Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                        Operations and the Condensed Statement of Certain Revenues and Direct
                        Operating Expenses of Predecessor .............................................................    13

Part II.  Other Information:

           Item 1.      Legal Proceedings..............................................................................    21

           Item 2.      Changes in the Rights of the Company's Security Holders........................................    21

           Item 3.      Defaults Upon Senior Securities................................................................    21

           Item 4.      Submission of Matters to a Vote of Security Holders............................................    21

           Item 5.      Other Information..............................................................................    21

           Item 6.   Exhibits and Reports on Form 8-K .................................................................    21

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, IL

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month period ended March 31, 1998. We have also reviewed the accompanying special-purpose statements of certain revenues and direct operating expenses of CCC Surety Operations ("Predecessor"), a business unit of CNA Financial Corporation, for the three-month period ended March 31, 1997. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows from September 30, 1997 (date of inception) through December 31, 1997 (not presented herein); and in our report dated February 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
May 12, 1998

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                       (Unaudited)
                                                                         March 31,  December 31,
                                                                           1998         1997
                                                                       -----------  ------------
                                      ASSETS

Invested assets and cash:
 Fixed income securities, at fair value (amortized cost: $389,050
      and $265,545) ................................................     $389,396     $266,301
 Short-term investments, at cost which approximates fair value .....       28,734      147,235
 Other investments, at fair value ..................................        6,045        6,001
 Cash ..............................................................        3,424          130
                                                                         --------     --------
                                                                          427,599      419,667
Deferred policy acquisition costs ..................................       67,520       64,144
Insurance receivables:
 Premiums ..........................................................       10,473        9,683
 Reinsurance, including receivable from affiliates of $46,819 at
 March 31, 1998 and $47,856 at December 31, 1997 ...................       55,008       55,151
Intangible assets, net of accumulated amortization .................      160,487      161,962
Prepaid reinsurance premiums .......................................        4,742        4,150
Other assets .......................................................       15,042       12,423
                                                                         --------     --------
      Total assets .................................................     $740,871     $727,180
                                                                         ========     ========

                                    LIABILITIES

Reserves:
 Unpaid losses and loss adjustment expenses ........................     $132,100     $130,381
 Unearned premiums .................................................      177,520      173,836
                                                                         --------     --------
                                                                          309,620      304,217
Long-term debt .....................................................      118,000      118,000
Deferred income taxes, net .........................................        1,624           --
Payable for securities purchased ...................................        7,527       10,609
Other liabilities ..................................................       37,577       37,622
                                                                         --------     --------
      Total liabilities ............................................      474,348      470,448
                                                                         --------     --------

Commitments and contingencies (Note 6)

                               STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 20,000 shares authorized;
 none issued and outstanding .......................................           --           --
Common stock, par value $.01 per share, 100,000 shares authorized;
 43,379 and 43,320 shares issued and outstanding at March 31, 1998
 and at December 31, 1997, respectively ............................      245,567      245,262
Retained earnings ..................................................       20,811       10,996
Accumulated other comprehensive income .............................          145          474
                                                                         --------     --------
      Total stockholders' equity ...................................      266,523      256,732
                                                                         --------     --------
      Total liabilities and stockholders' equity ...................     $740,871     $727,180
                                                                         ========     ========



   The accompanying notes are an integral part of these financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND CONDENSED STATEMENT OF
         CERTAIN REVENUES AND DIRECT OPERATING EXPENSES OF PREDECESSOR
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                               -------------------------------
                                                                                                   1998              1997
                                                                                               -------------    --------------
                                                                                                                (Predecessor)
Revenues:
   Net earned premiums....................................................................     $      58,745    $       33,829
   Net investment income..................................................................             6,789                --
   Net realized investment gains..........................................................                --                --
                                                                                               -------------    --------------
                                                                                                      65,534            33,829
                                                                                               -------------    --------------

Expenses:
   Net losses and loss adjustment expenses................................................            11,218           (27,612)
   Net commissions, brokerage and other underwriting expenses.............................            35,039            19,563
   Interest expense.......................................................................             1,821                --
   Amortization of intangible assets......................................................             1,475                --
                                                                                               -------------    --------------
                                                                                                      49,553            (8,049)
                                                                                               -------------    --------------

Income before income taxes (Excess of net earned premiums over direct
   operating expenses, before income taxes, for Predecessor)..............................            15,981            41,878
Income taxes..............................................................................             6,166            14,690
                                                                                               -------------    --------------
Net income (Excess of net earned premiums over direct operating
   expenses, net of income taxes, for Predecessor)........................................     $       9,815    $       27,188
                                                                                               =============    ==============


Basic net income per share................................................................     $        0.23
                                                                                               =============

Diluted net income per share..............................................................     $        0.23
                                                                                               =============

Basic weighted average shares outstanding.................................................            43,348
                                                                                               =============

Diluted weighted average shares outstanding...............................................            43,570
                                                                                               =============






   The accompanying notes are an integral part of these financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                                                          Accumulated
                                                                             Other         Total
                                  Common      Comprehensive  Retained    Comprehensive  Stockholders'
                                  Stock       Income (Loss)  Earnings    Income (Loss)     Equity
                                ---------     ------------- ---------    -------------  -------------
Balance, January 1, 1998 .....  $ 245,262                   $  10,996      $     474     $ 256,732

Comprehensive income:
 Net income ..................                 $   9,815        9,815                        9,815
 Change in unrealized gains
  on investments,
   net of income taxes .......                      (329)                       (329)         (329)
                                               ---------
Comprehensive income .........                 $   9,486
                                               =========
Stock options exercised ......        305                                                      305
                                ---------                   ---------      ---------     ---------
Balance, March 31, 1998 ......  $ 245,567                   $  20,811      $     145     $ 266,523
                                =========                   =========      =========     =========




   The accompanying notes are an integral part of these financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                               Three Months
                                                                  Ended
                                                                 March 31,
                                                                   1998
                                                               ------------
OPERATING ACTIVITIES:
   Net income .................................................  $   9,815
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization ...........................      1,942
      Accretion of bond discount, net .........................        384
      Net realized investment gains ...........................         --
   Changes in:
      Insurance receivables ...................................       (647)
      Reserve for unearned premiums ...........................      3,684
      Reserve for unpaid losses and loss adjustment expenses ..      1,719
      Deferred income taxes, net ..............................      1,709
      Other assets and liabilities ............................     (6,141)
                                                                 ---------
Net cash provided by operating activities .....................     12,465
                                                                 ---------

INVESTING ACTIVITIES:
   Securities available-for-sale:
      Purchases - fixed income securities .....................   (135,963)
      Maturities - fixed income securities ....................      8,994
      Sales - fixed income securities .........................         --
   Change in short-term investments ...........................    118,501
   Other, net .................................................       (880)
                                                                 ---------
Net cash used in investing activities .........................     (9,348)
                                                                 ---------

FINANCING ACTIVITIES:
   Stock options exercised ....................................        177
                                                                 ---------
Net cash provided by financing activities .....................        177
                                                                 ---------

Increase (decrease) in cash ...................................      3,294
Cash at beginning of period ...................................        130
                                                                 ---------
Cash at end of period .........................................  $   3,424
                                                                 =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest ................................................  $   1,727
      Income taxes ............................................  $   1,500


   The accompanying notes are an integral part of these financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

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

     Pursuant to a reorganization agreement, CCC Surety Operations and Capsure merged their respective operations at the close of business on September 30, 1997 ("Merger Date"). CNAF, through its property and casualty subsidiaries, CCC and CIC, contributed $52.25 million of capital to CNA Surety. Through reinsurance agreements, CCC and CIC ceded to Western Surety all of their net unearned premiums and loss and loss adjustment expense reserves, as of the Merger Date, and will cede to Western Surety all surety business written or renewed by CCC and CIC for a period of five years thereafter. Further, CCC and CIC have agreed to assume the obligation for any adverse development on recorded reserves for CCC Surety Operations as of the Merger Date, to limit the loss ratio on certain defined business written by CNA Surety through December 31, 2000 and to provide certain additional excess of loss reinsurance. CCC also agreed to provide certain administrative services at specified rates, subject to inflationary increases, for three years after the Merger, if CNA Surety chooses to purchase such services.

     Immediately after the Merger, the CNAF operating subsidiaries owned, on a diluted basis, 61.75% of CNA Surety's common stock and the stockholders and option holders of Capsure owned 38.25% of CNA Surety's common stock on a diluted basis. The reorganization agreement provided a mechanism, referred to as the "Lookback Adjustment", which could adjust the number of shares of CNA Surety common stock owned by the CNAF operating subsidiaries in the event that either or both of Capsure's and the CCC Surety Operations' actual net written premiums for 1997 varied from certain targets. Application and interpretation of the provisions of the Lookback Adjustment were completed in April 1998 with no adjustment to the 61.75% ownership percentage of the CNAF operating subsidiaries.

Principles of Consolidation

     The consolidated financial statements include the accounts of CNA Surety Corporation and all majority-owned subsidiaries. The consolidated financial statements include the combined consolidated operating results of CCC Surety Operations and Capsure since the Merger Date.

Predecessor Financial Information

     The accompanying Condensed Statement of Certain Revenues and Direct Operating Expenses of Predecessor for the quarter ended March 31, 1997 reflects premiums earned, losses incurred, loss adjustment expenses (allocated and unallocated) and other direct operating expenses of CCC Surety Operations. Such operating revenues and costs as investment income, realized gains and losses on investments and certain general and administrative expenses, which are indirect or overhead in nature, are not reflected in operating results since such items were not historically allocated to CCC Surety Operations by CNAF or its subsidiaries.

     Since the accompanying Predecessor financial statement excludes certain revenues and expenses, as described in the preceding paragraph, this financial statement is not intended to be a complete presentation of CCC Surety Operations. The revenues and costs that are reflected in the accompanying financial statement have been determined in accordance with generally accepted accounting principles.

Basis of Presentation

     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1997 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted as it is not required for interim reporting. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 1997 Predecessor Financial Statements to conform with the presentation in the 1998 Condensed Consolidated Financial Statements.

Accounting Changes

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes accounting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has adopted this standard in these Condensed Consolidated Financial Statements ended March 31, 1998.

2.   CAPSURE ACQUISITION

     The merger of CCC Surety Operations and Capsure has been accounted for by CNA Surety as an acquisition of Capsure, using purchase accounting. The purchase price for Capsure has been allocated to Capsure's assets that were acquired and to Capsure's liabilities that were assumed based on the estimated fair value of such assets and liabilities at the Merger Date. The purchase price for the outstanding shares of Capsure common stock was $182.1 million and has been allocated as follows (dollars in thousands):

     Capsure net assets at historical cost.....................................................     $     100,875
     Fair value adjustments:
          Purchased intangibles................................................................           (73,844)
          Intangibles arising from Merger......................................................           155,031
                                                                                                    -------------
     Purchase price............................................................................     $     182,062
                                                                                                    =============

Unaudited Pro Forma Results

     The following table of unaudited pro forma information has been prepared as if the acquisition of Capsure had been consummated on January 1, 1996. This unaudited pro forma financial information gives effect to the following: (i) adjustment to the Capsure statement of operations, as reported, to reflect the income effects as if the $10 per share special distribution was made on January 1, 1996; (ii) consummation of the Merger and the related transactions and the contribution of capital to and the incurrence of additional debt by CNA Surety;
(iii) purchase accounting adjustments to reflect Capsure's assets and liabilities at fair value; (iv) estimated indirect and overhead expenses for the CCC Surety Operations; and (v) estimated interest expense related to the additional debt (dollars in thousands, except per share amounts):

                                                                                (Unaudited)
                                                                            Three Months Ended
                                                                                 March 31,
                                                                                   1997
                                                                            ------------------
                    Revenues...............................................     $   56,128
                    Net income.............................................     $   29,411
                    Basic net income per share.............................     $     0.68

     The foregoing unaudited pro forma operating results include $35.0 million ($22.8 million net of income taxes or $0.53 per share) of favorable loss reserve development of Predecessor.

     This unaudited pro forma financial information is intended for information purposes only and is not necessarily indicative of the results of operations which would have been achieved and reported had the Merger and related transactions been consummated on the dates assumed, nor is it necessarily indicative of the future consolidated operating results of CNA Surety.

3.   INVESTMENTS

     The estimated fair value and amortized cost of fixed income securities held by CNA Surety at March 31, 1998, by investment category, were as follows (dollars in thousands):

                                                                    Amortized       Gross         Gross         Estimated
                                                                      Cost       Unrealized    Unrealized          Fair
                                                                     or Cost        Gains        Losses           Value
                                                                 ------------   -----------    -----------   -------------
Fixed income securities:
  U.S. Treasury securities and obligations of
     government corporations and agencies.....................   $    189,510   $       772    $      (221)  $     190,061
  Obligations of states and political subdivisions............         79,784           206           (525)         79,465
  Corporate bonds.............................................         58,706           331           (362)         58,675
  Non-agency collateralized mortgage obligations..............         29,391            40           (120)         29,311
  Asset-backed securities.....................................         31,659           234             (9)         31,884
                                                                 ------------   -----------    -----------   -------------
        Total fixed income securities.........................   $    389,050   $     1,583    $    (1,237)  $     389,396
                                                                 ============   ===========    ===========   =============

4.   REINSURANCE

     The effect of reinsurance on the Company's and Predecessor's written and earned premium was as follows (dollars in thousands):

                                                                             Three Months Ended March 31,
                                                                -------------------------------------------------------
                                                                          1998                          1997
                                                                -------------------------    --------------------------
                                                                   Written       Earned        Written         Earned
                                                                -----------   -----------    -----------    -----------
                                                                                                   (Predecessor)
Direct........................................................  $    27,994   $    24,306    $    32,611   $     36,148
Assumed from affiliates.......................................       35,854        36,040             --             --
Assumed from non-affiliates...................................           --            --            431            545
Ceded.........................................................       (2,012)       (1,601)        (2,562)        (2,864)
                                                                -----------   -----------    -----------    -----------
                                                                $    61,836   $    58,745    $    30,480    $    33,829
                                                                ===========   ===========    ===========    ===========

     The effect of reinsurance on the Company's and Predecessor's provision for loss and loss adjustment expenses was as follows (dollars in thousands):

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                           --------------------------
                                                                                              1998            1997
                                                                                           -----------    -----------
                                                                                                         (Predecessor)
Gross loss and loss adjustment expense..................................................   $    13,117    $   (25,995)
Ceded amounts...........................................................................        (1,899)        (1,617)
                                                                                           -----------    -----------
Net loss and loss adjustment expense....................................................   $    11,218    $   (27,612)
                                                                                           ===========    ===========

5.   LOOKBACK ADJUSTMENT

     The reorganization agreement provided a mechanism, referred to as the "Lookback Adjustment", which could adjust the number of shares of CNA Surety common stock owned by CNAF operating companies in the event that either or both of Capsure's and the CCC Surety Operations' actual net written premiums for 1997 varied from certain targets. Application and interpretation of the provisions of the Lookback Adjustment were completed in April 1998 with no adjustment to the 61.75% ownership percentage of the CNAF operating companies.

6.   LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to numerous lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CNA SURETY CORPORATION AND CONDENSED
         STATEMENT OF CERTAIN REVENUES AND DIRECT OPERATING EXPENSES OF
                                  PREDECESSOR
                                 MARCH 31, 1998

GENERAL

     The following is a discussion and analysis of CNA Surety Corporation ("CNA Surety" or the "Company") and its insurance subsidiaries' operating results, financial condition, liquidity and capital resources as well as a discussion of CCC Surety Operations' ("Predecessor") Condensed Statement of Certain Revenues and Direct Operating Expenses. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements of CNA Surety and notes thereto and the Condensed Statement of Certain Revenues and Direct Operating Expenses and the related notes thereto of CCC Surety Operations.

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

     Pursuant to a reorganization agreement, CCC Surety Operations and Capsure merged their respective operations at the close of business on September 30, 1997 ("Merger Date"). CNAF, through its property and casualty subsidiaries, CCC and CIC, contributed $52.25 million of capital to CNA Surety. Through reinsurance agreements, CCC and CIC ceded to Western Surety all of their net unearned premiums and loss and loss adjustment expense reserves, as of the Merger Date, and will cede to Western Surety all surety business written or renewed by CCC and CIC for a period of five years thereafter. Further, CCC and CIC have agreed to assume the obligation for any adverse development on recorded reserves for CCC Surety Operations as of the Merger Date, to limit the loss ratio on certain defined business written by CNA Surety through December 31, 2000 and to provide certain additional excess of loss reinsurance. CCC also agreed to provide certain administrative services at specified rates, subject to inflationary increases, for three years after the Merger, if CNA Surety chooses to purchase such services.

     Immediately after the Merger, the CNAF operating subsidiaries owned, on a diluted basis, 61.75% of CNA Surety's common stock and the stockholders and option holders of Capsure owned 38.25% of CNA Surety's common stock on a diluted basis. The reorganization agreement provided a mechanism, referred to as the "Lookback Adjustment," which could adjust the number of shares of CNA Surety common stock owned by the CNAF operating subsidiaries in the event that either or both of Capsure's and the CCC Surety Operations' actual net written premiums for 1997 varied from certain targets. Application and interpretation of the provisions of the Lookback Adjustment were completed in April 1998 with no adjustment to the 61.75% ownership percentage of the CNAF operating subsidiaries.

BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 37,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. Western Surety writes, on a direct basis or as business assumed from CCC and CIC, small fidelity and noncontract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; international surety and credit insurance; and errors and omissions ("E&O") liability insurance, as a licensed insurer in all 50 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), writes principally small commercial surety business and is licensed in 23 states. USA specializes in the underwriting of small contract and commercial surety bonds. USA is licensed in 42 states and the District of Columbia with most of its business generated in Texas.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

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

RESULTS OF OPERATIONS

     CNA SURETY RESULTS FOR FIRST QUARTER 1998 COMPARED TO PREDECESSOR FIRST QUARTER 1997

     As set forth in Note 1 to the Condensed Consolidated Financial Statements, the results of operations of the Predecessor did not reflect investment income and investment gains and losses. Additionally, certain general and administrative expenses, which were indirect or overhead in nature, were not allocated to the Predecessor by CNAF or its subsidiaries. As a result of these factors and because the merger with Capsure significantly affected the combined organization, it is not useful to compare CNA Surety operations to Predecessor operations.

     Accordingly, the remainder of this discussion and analysis is formatted to compare information for CNA Surety's first quarter ended March 31, 1998 to the first quarter of 1997 as if the merger had been consummated on January 1, 1996. The results for the quarter ended March 31, 1997 that were determined on this basis are therefore marked pro forma. This unaudited pro forma financial information gives effect to the following: (i) adjustment to the Capsure statement of operations, as reported, to reflect the income effects as if the $10 per share special distribution was made on January 1, 1996; (ii) consummation of the Merger and the related transactions and the contribution of capital to and the incurrence of additional debt by CNA Surety; (iii) purchase accounting adjustments to reflect Capsure's assets and liabilities at fair value; (iv) estimated indirect and overhead expenses for the CCC Surety Operations; and (v) estimated interest expense related to the additional debt. The unaudited pro forma financial information does not include the estimated net investment income resulting from investment of merger-related cash flows, including (i) the $50 million debt proceeds, (ii) the $52.25 million capital contribution from CCC, and (iii) collection of the receivable from CCC.

     ANALYSIS OF CNA SURETY'S RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     The components of income for the Company for the three months ended March 31, 1998 and 1997 are summarized as follows (dollars in thousands):

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                          ----------------------------
                                                                                               1998           1997
                                                                                          -------------   ------------
                                                                                                           (Pro Forma)
     Total revenues...................................................................    $      65,534   $     59,338
                                                                                          =============   ============

     Underwriting income (1)..........................................................    $      12,488   $     46,181
     Net investment income............................................................            6,789          3,126
     Net investment gains.............................................................               --             87
     Interest expense.................................................................            1,821          1,765
     Amortization of intangible assets................................................            1,475          1,447
                                                                                          -------------   ------------
     Income before income taxes.......................................................           15,981         46,182
     Income taxes.....................................................................            6,166         16,771
                                                                                          -------------   ------------
     Net income.......................................................................    $       9,815   $     29,411
                                                                                          =============   ============

     Basic net income per share.......................................................    $        0.23   $       0.68
                                                                                          =============   ============


     (1) Includes $36.9 million of favorable reserve development for the three months ended March 31, 1997 of which $35.0 million is related to Predecessor and is principally related to accident years prior to 1996.

     Insurance Underwriting

     Underwriting results for the Company for the three months ended March 31, 1998 and 1997 are summarized in the following table (dollars in thousands):

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                          ----------------------------
                                                                                               1998           1997
                                                                                          -------------   ------------
                                                                                                           (Pro Forma)
     Gross written premiums...........................................................    $      63,848   $     59,779
                                                                                          =============   ============

     Net written premiums.............................................................    $      61,836   $     56,128
                                                                                          =============   ============

     Net earned premiums..............................................................    $      58,745   $     56,125
     Net losses and loss adjustment expenses (1)......................................           11,218        (26,384)
     Net commissions, brokerage and other.............................................           35,039         36,328
                                                                                          -------------   ------------
     Underwriting income..............................................................    $      12,488   $     46,181
                                                                                          =============   ============

     Loss ratio(1)....................................................................             19.1%         (47.0)%
     Expense ratio....................................................................             59.6           64.7
                                                                                          -------------   ------------
     Combined ratio(1)................................................................             78.7%          17.7%
                                                                                          =============   ============

     (1) Includes $36.9 million of favorable reserve development for the three months ended March 31, 1997 of which $35.0 million is related to Predecessor and is principally related to accident years prior to 1996.

     Premiums Written

     Gross written premiums are shown in the table below (dollars in thousands):

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          ---------------------------
                                                                                               1998         1997
                                                                                          -------------  ------------
                                                                                                          (Pro Forma)
     Commercial.......................................................................    $      30,689  $     28,166
     Contract.........................................................................           26,200        25,120
     Fidelity.........................................................................            4,434         4,241
     E&O and other....................................................................            2,525         2,252
                                                                                          -------------  ------------
                                                                                          $      63,848  $     59,779
                                                                                          =============  ============

     Gross written premiums increased 6.8%, or $4.1 million, in the first quarter ended March 31, 1998 compared to the pro forma first quarter of 1997. Commercial surety gross written premiums were up 9.0% in the first quarter of 1998 compared to pro forma first quarter 1997. The increase in commercial surety premium was largely due to the Company's continued international expansion which began in 1997. The Company assumed $2.5 million of international surety and credit premium in the first quarter of 1998 under a quota share reinsurance treaty with an affiliate of CCC, CNA Reinsurance Company Ltd. (London). Exclusive of the international surety and credit business, commercial surety gross written premiums were comparable to first quarter 1997. The contract business increased by 4.3% over first quarter 1997 results. The fidelity and other business, primarily written by Western Surety, increased 7.2% in the first quarter of 1998. These increases are primarily due to growth in the small contract surety and other businesses marketed through the Western Surety agency force.

     Net written premiums are shown in the table below (dollars in thousands):

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          ---------------------------
                                                                                               1998         1997
                                                                                          -------------  ------------
                                                                                                          (Pro Forma)
     Commercial.......................................................................    $      30,257  $     26,213
     Contract.........................................................................           25,240        23,963
     Fidelity.........................................................................            4,411         4,230
     E&O and other....................................................................            1,928         1,722
                                                                                          -------------  ------------
                                                                                          $      61,836  $     56,128
                                                                                          =============  ============

      For the quarter ended March 31, 1998, net written premiums increased 10.2%, or $5.7 million over the comparable period in 1997. Net written premiums were up primarily due to a 15.4% increase in commercial surety business in the first quarter of 1998. The increase in commercial net written premiums includes the aforementioned $2.5 million of assumed international surety and credit business as well as the effects of increased net retentions of commercial surety risks effective October 1, 1997. Net written premiums, exclusive of the international business, increased 5.7% for the three months ended March 31, 1998. Net written premiums for contract surety increased 5.3%, or $1.3 million, for the first quarter of 1998. Net written premiums for fidelity and other lines increased 6.5% for the quarter to $6.3 million. These increases are primarily due to growth in the small contract surety and other businesses marketed through the Western Surety agency force.

     Underwriting Income

     Underwriting income was $12.5 million in the first quarter of 1998 compared to $46.2 million in the pro forma first quarter of 1997. The first quarter 1997 results include a significant amount of favorable loss reserve development as more fully described below.

     Loss Ratio

     The loss ratio for the first quarter 1998 was 19.1% compared to (47.0)% for the pro forma first quarter of 1997. Excluding the impact of the favorable reserve development of $0.6 million and $36.9 million in the first quarter of 1998 and 1997, respectively, the loss ratios would have been 20.1% and 18.7%, respectively. The increase in the adjusted loss ratio is primarily associated with the addition of the international surety and credit business. Approximately $35.0 million in favorable reserve development in the first quarter of 1997 relates to the Predecessor. Based on CCC Surety Operations' study of reserves, management determined that it had been overly cautious in interpreting claim data and had discounted favorable trends. Consistent with the CCC Surety Operations' regular study of reserve levels, the CCC Surety Operations released $35.0 million of prior year reserves in the first quarter of 1997. Approximately $33 million of this reserve development related to CIC and principally to accident years prior to 1996.

     Expense Ratio

     The expense ratio decreased to 59.6% in the first quarter of 1998 compared to 64.7% in the pro forma first quarter of 1997. The decline in the Company's expense ratio for the quarter was largely due to the larger scale of the combined organization as net earned premiums advanced 4.7% for the quarter while total underwriting expenses decreased 3.5%. The $1.3 million decline in underwriting expenses on a pro forma basis for the quarter is not necessarily indicative of a trend management expects to continue near term.

     Investment Income

     Net investment income was $6.8 million for the first quarter of 1998 compared to $3.1 million for the pro forma first quarter of 1997. The increase in investment income for the first quarter of 1998 is the direct result of higher invested cash balances in the first quarter of 1998 which reflects the investment of merger-related cash flows. However, as described below, pro forma investment income for the first quarter of 1997 does not include any estimate of net investment income resulting from investment of merger-related cash flows. The average pretax yield was 6.5% for the three months ended March 31, 1998.

     The unaudited pro forma financial information for the first quarter of 1997 does not include the estimated net investment income resulting from investment of merger-related cash flows, including (i) the $50 million debt proceeds, (ii) the $52.25 million capital contribution from CCC, and (iii) collection of the receivable from CCC. Investment earnings are an integral part of an insurance entity's operations. If proceeds from these sources of funds were assumed to be invested in high-quality, taxable fixed income securities with an average duration of approximately 3 years, yielding 6.4%, net investment income would increase approximately $3.7 million ($2.4 million net of income taxes, or $0.05 in pro forma earnings per share) for the three months ended March 31, 1997.

     Analysis of Other Operations

     Amortization of intangible assets was $1.5 million for the first quarter of 1998, compared to $1.4 million for pro forma first quarter ended March 31, 1997. Intangible assets represent goodwill and identified intangibles arising from the acquisition of Capsure and goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC. Intangible assets are generally amortized over 30 years.

     Interest expense for the first quarter of 1998 increased 3.2% compared to the pro forma first quarter 1997. The weighted average interest rate was 5.8% compared to 5.7% in the first quarter of 1997.

     Income Taxes

     Income tax expense was $6.2 million for the first quarter ended March 31, 1998 compared to $16.8 million for the pro forma first quarter of 1997 (which includes approximately $12.9 million of income tax expense related to the $36.9 million favorable reserve development). The effective income tax rates for the three months ended March 31, 1998 and 1997 were 38.6% and 36.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the liquidity requirements of CNA Surety will be met primarily by funds generated from operations. The principal cash flow sources are premiums, investment income, and sales and maturities of investments. CNA Surety also may generate funds from additional borrowings under the credit facility described below. The primary cash flow uses are payments for claims, operating expenses, debt service on the credit facility, as well as dividends, if any, to CNA Surety stockholders. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including income tax sharing payments of its insurance subsidiaries. At March 31, 1998, the carrying value of the Company's insurance subsidiaries invested assets and cash was $418.8 million.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses. At March 31, 1998, the parent company's invested assets and cash were $8.8 million.

     The Company's consolidated net cash flow provided by operating activities was $12.5 million for the three months ended March 31, 1998. Consolidated operating cash flow (pretax income excluding net investment gains and amortization of intangibles assets) for the three months ended March 31, 1998 was $17.5 million.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of $130 million. The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. At March 31, 1998, the weighted average interest rate was 5.9% on the $118.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of March 31, 1998, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

     As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay cash dividends, if any, as well as to pay operating expenses and meet debt service requirements. The payment of dividends by the insurance subsidiaries are subject to varying degrees of supervision by the insurance regulatory authorities in South Dakota and Texas. All dividends must be reported to and approved by the appropriate insurance department prior to payment. The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Accordingly, dividend capacity for 1998 does not fully reflect the effects of the Merger. Dividend capacity for 1998 is based on statutory surplus and income for the year ended December 31, 1997 which only includes the results of the CCC Surety Operations for the period from September 30, 1997 (date of merger) through December 31, 1997. Dividend capacity for 1999 will be based on statutory surplus and income at and for the year ended December 31, 1998 which will include the effects of the CCC Surety Operations for all of 1998. Without prior regulatory approval in 1998, CNA Surety's insurance subsidiaries may pay to the Company in 1998 dividends of $16.3 million in the aggregate.

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

     At March 31, 1998, the insurance subsidiaries had combined policyholders' surplus of approximately $144.9 million, determined on the statutory basis of accounting, which generated a net written premium to surplus ratio of approximately 1.9 to 1. Regulatory guidelines suggest that this net written premium to surplus ratio for property and casualty insurers, in general, should not exceed 3 to 1.

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

ITEM 4.        Submission of Matters to a Vote of Security Holders - None.

ITEM 5.        Other Information - None.

ITEM 6.        Exhibits and Reports on Form 8-K:
               (a)    Exhibits:
                      27. Financial Data Schedule.

               (b)    Reports on Form 8-K:
                      February 23, 1998; CNA Surety Corporation Press Release issued on February 18, 1998.

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



Date:    May 14, 1998