Form 10-Q
period 1998-06-30
CNA SURETY CORP
filed 1998-08-14
CIK 1044566

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

    44,079,338 shares of Common Stock, $.01 par value as of August 7, 1998.

                    CNA SURETY CORPORATION AND SUBSIDIARIES



                                     INDEX

                                                                       Page
                                                                       ----

Part I.  Financial Information (Unaudited):

         Item 1.  Condensed Consolidated Financial Statements:

         Independent Accountants' Report ............................    3

         Condensed Consolidated Balance Sheets at June 30, 1998 and
         at December 31, 1997 .......................................    4

         Condensed Consolidated Statements of Income for the
         Periods Ended June 30, 1998 and Condensed Statements
         of Certain Revenues and Direct Operating Expenses of
         Predecessor for the Periods Ended June 30, 1997.............    5

         Condensed Consolidated Statement of Stockholders' Equity ...    6

         Condensed Consolidated Statement of Cash Flows for the
         Six Months Ended June 30, 1998 .............................    7

         Notes to Condensed Consolidated Financial Statements
         at June 30, 1998 ...........................................    8

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations and the Condensed
         Statement of Certain Revenues and Direct Operating Expenses
         of Predecessor .............................................   12

Part II. Other Information:

         Item 1. Legal Proceedings ..................................   21

         Item 2. Changes in the Rights of the Company's
                 Security Holders ...................................   21

         Item 3. Defaults Upon Senior Securities ....................   21

         Item 4. Submission of Matters to a Vote of
                 Security Holders ...................................   21

         Item 5. Other Information ..................................   22

         Item 6.  Exhibits and Reports on Form 8-K ..................   22



INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------



To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, IL

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of June 30, 1998 and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1998 and related condensed consolidated statements of stockholders' equity and cash flows for the six-month period ended June 30, 1998. We have also reviewed the accompanying special-purpose statements of certain revenues and direct operating expenses of CCC Surety Operations ("Predecessor"), a business unit of CNA Financial Corporation, for the three- and six-month periods ended June 30, 1997. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows from September 30, 1997 (date of inception) through December 31, 1997 (not presented herein); and in our report dated February 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
August 3, 1998


                    CNA SURETY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        (Unaudited)
                                                                          June 30,   December 31,
                                                                           1998         1997
                                                                         ---------   ------------
                                     ASSETS
Invested assets and cash:
 Fixed income securities, at fair value (amortized cost: $401,357
   and $265,545) ...................................................     $402,772      $266,301
 Short-term investments, at cost (which approximates fair value) ...       28,447       147,235
 Other investments, at fair value ..................................        5,621         6,001
 Cash ..............................................................        2,105           130
                                                                         --------      --------
                                                                          438,945       419,667
Deferred policy acquisition costs ..................................       71,832        64,144
Insurance receivables:
 Premiums ..........................................................       10,538         9,683
 Reinsurance, including receivable from affiliates of $55,990 at
 June 30, 1998 and $47,856 at December 31, 1997 ....................       64,080        55,151
Intangible assets, net of accumulated amortization .................      159,012       161,962
Prepaid reinsurance premiums .......................................        5,459         4,150
Other assets .......................................................       16,252        12,423
                                                                         --------      --------
   Total assets ......................................................   $766,118      $727,180
                                                                         ========      ========

                                  LIABILITIES

Reserves:
 Unpaid losses and loss adjustment expenses ........................     $135,175      $130,381
 Unearned premiums .................................................      188,067       173,836
                                                                         --------      --------
                                                                          323,242       304,217
Long-term debt .....................................................      118,000       118,000
Deferred income taxes, net .........................................        3,945            --
Payable for securities purchased ...................................        7,527        10,609
Other liabilities ..................................................       34,703        37,622
                                                                         --------      --------
   Total liabilities ...............................................      487,417       470,448
                                                                         --------      --------

Commitments and contingencies (Note 5)

                              STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 20,000 shares authorized;
 none issued and outstanding .......................................           --            --
Common stock, par value $.01 per share, 100,000 shares authorized;
 43,446 and 43,320 shares issued and outstanding at June 30, 1998
 and at December 31, 1997, respectively ............................      245,827       245,262
Retained earnings ..................................................       31,968        10,996
Accumulated other comprehensive income .............................          906           474
                                                                         --------      --------
   Total stockholders' equity ......................................      278,701       256,732
                                                                         --------      --------
   Total liabilities and stockholders' equity ......................     $766,118      $727,180
                                                                         ========      ========


   The accompanying notes are an integral part of these financial statements.





                    CNA SURETY CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND CONDENSED STATEMENTS OF
         CERTAIN REVENUES AND DIRECT OPERATING EXPENSES OF PREDECESSOR
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                    Three Months Ended    Six Months Ended
                                          June 30,            June 30,
                                       1998      1997      1998       1997
                                    --------   -------   --------   --------
                                            (Predecessor)         (Predecessor)
Revenues:
  Net earned premiums.............   $63,278   $36,155   $122,023   $ 69,984
  Net investment income...........     6,077         -     12,866          -
  Net realized investment gains...        44         -         44          -
                                     -------   -------   --------   --------
                                      69,399    36,155    134,933     69,984

Expenses:
   Net losses and loss adjustment
      expenses                        10,558     7,874     21,776    (19,738)
   Net commissions, brokerage and
      other underwriting
      expenses ...................    37,729    20,107     72,768     39,670
   Interest expense...............     1,837         -      3,658          -
   Amortization of
      intangible assets ..........     1,475         -      2,950          -
                                     -------   -------   --------   --------
                                      51,599    27,981    101,152     19,932
                                     -------   -------   --------   --------

Income before income taxes
   (Excess of net earned premiums
   over direct operating
   expenses, before income taxes,
   for Predecessor)                   17,800     8,174     33,781     50,052
Income taxes......................     6,643     2,894     12,809     17,584
                                     -------   -------   --------   --------
Net income (Excess of net
earned premiums over direct
operating expenses, net of
income taxes, for Predecessor)....   $11,157   $ 5,280   $20,972    $ 32,468
                                     =======   =======   =======    ========

Basic net income per share .......   $  0.25             $  0.48
                                     =======             =======

Diluted net income per share .....   $  0.25             $  0.48
                                     =======             =======

Basic weighted average
   shares outstanding.............    43,405              43,377
                                     =======             =======
Diluted weighted average shares
   outstanding....................    43,566              43,567
                                     =======             =======


   The accompanying notes are an integral part of these financial statements.


                    CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 Accumulated
                                                                                    Other         Total
                                            Common    Comprehensive  Retained  Comprehensive  Stockholders'
                                             Stock        Income     Earnings      Income        Equity
                                            --------  -------------  --------  -------------  -------------
Balance, January 1, 1998 .................  $245,262                 $10,996       $  474       $256,732

Comprehensive income:
  Net income .............................               $20,972      20,972                      20,972
  Unrealized gains on securities
  (after income taxes), net
  of reclassification adjustment
  of $29..................................                   432                      432            432
                                                         -------
Comprehensive income .....................               $21,404
                                                         =======

Stock options exercised ..................       565                                                 565
                                            --------                 -------       ------       --------

Balance, June 30, 1998 ...................  $245,827                 $31,968       $  906       $278,701
                                            ========                 =======       ======       ========



   The accompanying notes are an integral part of these financial statements.


                    CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    Six Months
                                                                      Ended
                                                                     June 30,
                                                                       1998
                                                                   -----------
OPERATING ACTIVITIES:
  Net income...................................................    $  20,972
  Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization ............................        3,891
     Accretion of bond discount, net ..........................          906
     Net realized investment gains ............................          (44)
  Changes in:
     Insurance receivables ....................................       (9,784)
     Reserve for unearned premiums ............................       14,231
     Reserve for unpaid losses and loss adjustment expenses ...        4,794
     Deferred acquisition costs................................       (7,688)
     Deferred income taxes, net ...............................        4,030
     Other assets and liabilities .............................       (7,252)
                                                                   ---------
Net cash provided by operating activities .....................       24,056
                                                                   ---------

INVESTING ACTIVITIES:
  Securities available-for-sale:
     Purchases - fixed income securities ......................     (183,735)
     Maturities - fixed income securities .....................       24,714
     Sales - fixed income securities ..........................       19,266
  Change in short-term investments ............................      118,788
  Other, net ..................................................       (1,532)
                                                                   ---------
Net cash used in investing activities .........................      (22,499)
                                                                   ---------

FINANCING ACTIVITIES:
  Stock options exercised .....................................          418
                                                                   ---------
Net cash provided by financing activities .....................          418
                                                                   ---------

Increase in cash ..............................................        1,975
Cash at beginning of period ...................................          130
                                                                   ---------
Cash at end of period .........................................    $   2,105
                                                                   =========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest ....................................................    $   3,658
  Income taxes ................................................    $  10,500



   The accompanying notes are an integral part of these financial statements.



                    CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

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

Predecessor Financial Information
     The accompanying Condensed Statement of Certain Revenues and Direct Operating Expenses of Predecessor for the periods ended June 30, 1997 reflects premiums earned, losses incurred, loss adjustment expenses (allocated and unallocated) and other direct operating expenses of CCC Surety Operations. Such operating revenues and costs such as investment income, realized gains and losses on investments and certain general and administrative expenses, which are indirect or overhead in nature, are not reflected in operating results since such items were not historically allocated to CCC Surety Operations by CNAF or its subsidiaries.



     Since the accompanying Predecessor financial statements exclude certain revenues and expenses, as described in the preceding paragraph, these financial statements are not intended to be a complete presentation of CCC Surety Operations. The revenues and costs that are reflected in the accompanying financial statements have been determined in accordance with generally accepted accounting principles.

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

Accounting Changes
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes accounting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has adopted this standard in these Condensed Consolidated Financial Statements.

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

     Capsure net assets at historical cost ...  $100,875
     Fair value adjustments:
      Purchased intangibles ..................   (73,844)
      Intangibles arising from Merger ........   155,031
                                                --------
     Purchase price ..........................  $182,062
                                                ========




Unaudited Pro Forma Results
     The following table of unaudited pro forma information has been prepared as if the acquisition of Capsure had been consummated on January 1, 1996. This unaudited pro forma financial information gives effect to the following: (i) adjustment to the Capsure statement of operations, as reported, to reflect the income effects as if a $10 per share special cash distribution was made on January 1, 1996; (ii) consummation of the Merger and the related transactions and the contribution of capital to and the incurrence of additional debt by CNA Surety; (iii) purchase accounting adjustments to reflect Capsure's assets and liabilities at fair value; (iv) estimated indirect and overhead expenses for the CCC Surety Operations; and (v) estimated interest expense related to the additional debt (dollars in thousands, except per share data):

                                         (Unaudited)            (Unaudited)
                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                            1997                   1997
                                           -------               --------
           Revenues ....................  $62,464                $121,802
           Net income ..................  $ 7,400                $ 36,811
           Basic net income per share ..  $  0.17                $   0.85



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

3. INVESTMENTS

     The estimated fair value and amortized cost of fixed income securities held by CNA Surety at June 30, 1998, by investment category, were as follows (dollars in thousands):

                                                      Amortized       Gross          Gross      Estimated
                                                         Cost      Unrealized     Unrealized       Fair
                                                       or Cost        Gains         Losses         Value
                                                      ---------    ----------     ---------      ---------
Fixed income securities:
 U.S. Treasury securities and obligations of
   government corporations and agencies ...........    $161,988      $  936       $   (127)      $162,797
 Obligations of states and political subdivisions .     115,494         315           (377)       115,432
 Corporate bonds ..................................      64,774         612            (82)        65,304
 Non-agency collateralized mortgage obligations ...      25,423          33            (97)        25,359
 Asset-backed securities ..........................      33,678         240            (38)        33,880
                                                       --------      ------       --------       --------
   Total fixed income securities ..................    $401,357      $2,136       $   (721)      $402,772
                                                       ========      ======       ========       ========



4. REINSURANCE

     The effect of reinsurance on the Company's and Predecessor's written and earned premium was as follows (dollars in thousands):


                                                 Six Months Ended June 30,
                                        ----------------------------------------
                                               1998                  1997
                                        ------------------    ------------------
                                        Written    Earned     Written    Earned
                                        --------  --------    -------    -------
                                                                 (Predecessor)
Direct ..............................   $ 55,184  $ 49,734    $73,065    $73,908
Assumed from affiliates .............     83,809    78,828         --         --
Assumed from non-affiliates .........         --        --        503        957
Ceded ...............................     (4,048)   (6,539)    (4,803)    (4,881)
                                        --------  --------    -------    -------
                                        $134,945  $122,023    $68,765    $69,984
                                        ========  ========    =======    =======



     The effect of reinsurance on the Company's and Predecessor's provision for loss and loss adjustment expenses was as follows (dollars in thousands):

                                                        Six Months Ended
                                                            June 30,
                                                      -------------------
                                                        1998       1997
                                                      -------    --------
                                                               (Predecessor)
       Gross loss and loss adjustment expense ..      $25,091    $(19,473)
       Ceded amounts ...........................       (3,315)       (265)
                                                      -------    --------
       Net loss and loss adjustment expense ....      $21,776    $(19,738)
                                                      =======    ========


5. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to numerous lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.


                    CNA SURETY CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS OF CNA SURETY CORPORATION AND CONDENSED STATEMENT OF CERTAIN
             REVENUES AND DIRECT OPERATING EXPENSES OF PREDECESSOR
                                 JUNE 30, 1998

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

FORMATION OF CNA SURETY CORPORATION AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corp. ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), which are owned by a newly-formed holding company, CNA Surety Corporation. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. Immediately after the Merger, the CNAF operating subsidiaries owned, on a diluted basis, 61.75% of CNA Surety's common stock and the stockholders and option holders of Capsure owned 38.25% of CNA Surety's common stock on a diluted basis. Loews Corporation owns approximately 84% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations.

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



BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 36,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. Western Surety writes, on a direct basis or as business assumed from CCC and CIC, small fidelity and noncontract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; international surety and credit insurance; and errors and omissions ("E&O") liability insurance, as a licensed insurer in all 50 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), writes principally small commercial surety business and is licensed in 23 states. USA specializes in the underwriting of small contract and commercial surety bonds. USA is licensed in 42 states and the District of Columbia with most of its business generated in Texas.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     The statements which are not historical facts contained in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to, the impact of competitive products and other competitive factors, the effect of controlling stockholders and conflicts of interest, the effect of economic conditions, including interest rates, investment portfolio developments and the reaction to market conditions, the impact of adverse legislation, the effects of CNA Surety's holding company structure, rating agency policies and practices, the ability of CNA Surety to effectively integrate the businesses of the CCC Surety Operations with Western Surety and USA, regulatory changes and conditions, development of claims and the effect on loss reserves, compliance with year 2000 issues by the Company and its suppliers, insureds, and bond obligees, risk of insolvency of CNA Surety's insurance subsidiaries, limitations on change in control of CNA Surety, the impact of shares eligible for future sale, product and policy demand and market response risks, policies and pricing, product and policy development, the performance of reinsurance companies under reinsurance contracts with CNA Surety's insurance subsidiaries, the results of financing efforts, the identification of potential transactions and the actual consummation of contemplated transactions or agreements, and other risks. All such statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements and no assurance can be given that the actual results of operations and financial condition will conform to forward-looking statements herein. Undue reliance should not be placed upon forward-looking statements. CNA Surety does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

     CNA SURETY RESULTS FOR SECOND QUARTER 1998 COMPARED TO PREDECESSOR SECOND QUARTER 1997

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


     Accordingly, the remainder of this discussion and analysis is formatted to compare information for CNA Surety's three- and six-month periods ended June 30, 1998 to the comparable periods of 1997 as if the Merger had been consummated on January 1, 1996. The results for the periods ended June 30, 1997 that were determined on this basis are therefore marked pro forma. This unaudited pro forma financial information gives effect to the following: (i) adjustment to the Capsure statement of operations, as reported, to reflect the income effects as if a $10 per share special cash distribution was made on January 1, 1996;
(ii) consummation of the Merger and the related transactions and the contribution of capital to and the incurrence of additional debt by CNA Surety;
(iii) purchase accounting adjustments to reflect Capsure's assets and liabilities at fair value; (iv) estimated indirect and overhead expenses for the CCC Surety Operations; and (v) estimated interest expense related to the additional debt. The unaudited pro forma financial information does not include the estimated net investment income resulting from investment of Merger-related cash flows, including (i) the $50 million debt proceeds, (ii) the $52.25 million capital contribution from CCC, and (iii) collection of the receivable from CCC.

     ANALYSIS OF CNA SURETY'S RESULTS FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 1998 AND 1997

     The components of income for the Company for each period are summarized as follows (dollars in thousands, except per share data):


                                        Three Months Ended  Six Months Ended
                                              June 30,           June 30,
                                           1998     1997      1998     1997
                                        -------- -------- --------- ----------
                                                 (Pro Forma)        (Pro Forma)
Total revenues........................  $ 69,399 $ 62,464 $ 134,933 $ 121,802
                                        ======== ======== ========= =========

Underwriting income (1) ..............  $ 14,991 $ 11,944 $  27,479 $  58,125
Net investment income ................     6,077    2,798    12,866     5,924
Net investment gains .................        44      549        44       636
Interest expense .....................     1,837    1,800     3,658     3,565
Amortization of intangible assets ....     1,475    1,447     2,950     2,894
                                        -------- -------- --------- ---------
Income before income taxes ...........    17,800   12,044    33,781    58,226
Income taxes .........................     6,643    4,644    12,809    21,415
                                        -------- -------- --------- ---------
Net Income ...........................  $ 11,157 $  7,400 $  20,972 $  36,811
                                        ======== ======== ========= =========

Basic net income per share ...........  $   0.25 $   0.17 $    0.48 $    0.85
                                        -------- -------- --------- ---------



(1) Includes $1.1 million and $1.8 million of favorable reserve development for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, favorable reserve development was $1.7 million and $38.7 million ($35.0 million was related to Predecessor and was principally related to accident years prior to 1996), respectively.



Insurance Underwriting

Underwriting results for the Company are summarized in the following table (dollars in thousands):

                                                      Three Months Ended     Six Months Ended
                                                           June 30,               June 30,
                                                     --------------------  ---------------------
                                                        1998       1997       1998       1997
                                                     --------   --------   ---------   ---------
                                                               (Pro Forma)            (Pro Forma)
Gross written premiums............................   $ 75,145   $ 66,291   $ 138,993   $ 126,070
                                                     ========   ========   =========   =========
Net written premiums .............................   $ 73,109   $ 63,003   $ 134,945   $ 119,131
                                                     ========   ========   =========   =========
Net earned premiums ..............................   $ 63,278   $ 59,117   $ 122,023   $ 115,242
Net losses and loss adjustment expenses (1).......     10,558      9,805      21,776     (16,579)
Net commissions, brokerage and other .............     37,729     37,368      72,768      73,696
                                                     --------   --------   ---------   ---------
Underwriting income ..............................   $ 14,991   $ 11,944   $  27,479   $  58,125
                                                     ========   ========   =========   =========

Loss ratio(1) ....................................       16.7%      16.6%       17.9%      (14.4)%
Expense ratio ....................................       59.6       63.2        59.6        64.0
                                                     --------   --------   ---------   ---------
Combined ratio(1) ................................       76.3%      79.8%       77.5%       49.6%
                                                     ========   ========   =========   =========

(1) Includes $1.1 million and $1.8 million of favorable reserve development for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, favorable reserve development was $1.7 million and $38.7 million ($35.0 million was related to Predecessor and was principally related to accident years prior to 1996), respectively.


Premiums Written

     Gross written premiums are shown in the table below (dollars in thousands):

                                                      Three Months Ended     Six Months Ended
                                                           June 30,               June 30,
                                                     --------------------  ---------------------
                                                        1998       1997       1998       1997
                                                     --------   --------   ---------   ---------
                                                               (Pro Forma)            (Pro Forma)
Commercial .......................................   $ 32,480   $ 27,179   $  63,169   $  55,346
Contract..........................................     36,886     33,731      63,086      58,850
Fidelity .........................................      4,072      3,952       8,506       8,193
E&O and other ....................................      1,707      1,429       4,232       3,681
                                                     --------   --------   ---------   ---------
                                                     $ 75,145   $ 66,291   $ 138,993   $ 126,070
                                                     ========   ========   =========   =========


     Gross written premiums increased 13.4%, or $8.9 million, for the three months ended June 30, 1998 compared to the pro forma second quarter of 1997. Commercial surety gross written premiums were up 19.5%, or $5.3 million, in the second quarter of 1998 compared to the pro forma second quarter of 1997. The increase in commercial surety premium was due in part to the Company's international expansion which began in 1997. The Company assumed an additional $2.5 million of international surety and credit premium


                                      15-
in the second quarter of 1998 under a quota share reinsurance treaty with CNA Reinsurance Company Limited (London), an affiliate of CCC. Excluding the international surety and credit business, commercial surety gross written premiums increased 10.3% compared to the pro forma second quarter of 1997. The contract business increased by 9.4%, or $3.2 million, over second quarter 1997 results. These increases in the commercial and contract surety segments were driven by strong premium growth from large national brokers. The fidelity and other business increased 7.4% in the second quarter of 1998 to $5.8 million.

     Gross written premiums for the first half of 1998 increased 10.3%, or $12.9 million, compared to the pro forma period in 1997. Commercial surety and contract surety gross written premiums increased 14.1% and 7.2%, respectively, for the first half of 1998. The increase in commercial surety includes the addition of $5.0 million of assumed international surety and credit business.

     Net written premiums are shown in the table below (dollars in thousands):


                                                      Three Months Ended     Six Months Ended
                                                           June 30,               June 30,
                                                     --------------------  ---------------------
                                                        1998       1997       1998       1997
                                                     --------   --------   ---------   ---------
                                                               (Pro Forma)            (Pro Forma)
Commercial .......................................   $ 32,696   $ 25,526   $  62,953   $  51,739
Contract..........................................     35,092     32,531      60,332      56,494
Fidelity .........................................      4,065      3,935       8,476       8,165
E&O and other ....................................      1,256      1,011       3,184       2,733
                                                     --------   --------   ---------   ---------
                                                     $ 73,109   $ 63,003   $ 134,945   $ 119,131
                                                     ========   ========   =========   =========


     For the three months ended June 30, 1998, net written premiums increased 16.0%, or $10.1 million, over the comparable period in 1997. The increase in net written premiums was attributable to the aforementioned increases in gross written premiums, as well as the effects of increased net retentions of commercial surety risks effective October 1, 1997. Excluding $2.5 million in international surety and credit business, net written premiums increased 12.1% for the three months ended June 30, 1998. Net written premiums of the commercial surety segment, including international surety and credit business, were up 28.1% in the second quarter of 1998. Net written premiums for contract surety increased 7.9%, or $2.6 million, for the second quarter of 1998. Net written premiums for fidelity and other lines increased 7.6% for the quarter to $5.3 million.

     For the first half of 1998, net written premiums increased 13.3%, or $15.8 million, over the comparable pro forma period with commercial surety and contract surety up 21.6% and 6.7%, respectively. The increase in commercial surety includes the addition of $5.0 million of assumed international surety and credit business.


     Underwriting Income

     Underwriting income was $15.0 million for the three months ended June 30, 1998 up $3.0 million, or 25.5%, over the comparable pro forma period of 1997. Underwriting income was $27.5 million for the six months ended June 30, 1998 compared to $58.1 million for the pro forma six months ended June 30, 1997. The pro forma 1997 six months results include a significant amount of favorable loss reserve development as more fully described below.

     Loss Ratio

     The loss ratio for the second quarter 1998 was 16.7% compared to 16.6% for the pro forma second quarter of 1997. Excluding the impact of the favorable reserve development of $1.1 million and $1.8 million in the second quarter of 1998 and 1997, respectively, the loss ratios would have been 18.4% and 19.6%, respectively. The decrease in the adjusted loss ratio is primarily associated with changes in the mix of business. For the six months ended June 30, 1998, the loss ratio was 17.9% compared to (14.4%) on a pro forma basis for the same period in 1997. The pro forma six months results include $35.0 million favorable reserve development related to the Predecessor. Excluding the impact of all favorable reserve development, of $1.7 million and $38.7 million for the six months periods ended June 30, 1998 and 1997, respectively, the loss ratio would have been 19.2% for both periods.

     Expense Ratio

     The expense ratio decreased to 59.6% in the second quarter of 1998 compared to 63.2% in the pro forma second quarter of 1997. The decline in the Company's expense ratio for the quarter was due to a 7.0% increase in net earned premiums and virtually no increase in operating expenses over the prior period. For the six months ended June 30, 1998 the expense ratio decreased to 59.6% from 64.0% for the pro forma in 1997 due to a increase in net earned premiums along with a slight decrease in operating expenses.

     Investment Income

     Net investment income for the three months ended June 30, 1998 and the comparable pro forma period ended June 30, 1997 was $6.1 million and $2.8 million, respectively. The average pretax yields of the portfolio for the three months ended June 30, 1998 and 1997 were 5.7% and 6.8% respectively. Net investment income for the six months ended June 30, 1998 and 1997 was $12.9 million and $5.9 million, respectively. The average pretax yield was 6.1% for the six months ended June 30, 1998 compared to 6.9% for the pro forma period in 1997. The decline in investment yields in 1998 compared to 1997 primarily relates to a higher proportion of the portfolio being invested in tax exempt securities during 1998. The increases in investment income in 1998 are the direct result of higher invested cash balances in 1998 which reflects the investment of Merger-related cash flows. However, as described below, pro forma investment income for the pro forma periods of 1997 does not include any estimate of net investment income resulting from investment of Merger-related cash flows.

     The unaudited pro forma financial information for the second quarter of 1997 does not include the estimated net investment income resulting from investment of Merger-related cash flows, including (i) the $50 million debt proceeds, (ii) the $52.25 million capital contribution from CCC, and (iii) collection of the receivable from CCC. Investment earnings are an integral part of an insurance entity's operations. If proceeds from these sources of funds were assumed to be invested in high-quality, taxable fixed income securities with an average duration of approximately 3 years, yielding 6.4%, net investment





                                      17-
income would increase approximately $3.7 million ($2.4 million net of income taxes, or $0.06 in pro forma earnings per share) for the three months ended June 30, 1997. For the six months ended June 30, 1997, investment income would increase $7.4 million ($4.8 million net of income taxes or $0.11 in pro forma earnings per share).

     Analysis of Other Operations

     Amortization of intangible assets was $1.5 million for the second quarter of 1998 and the pro forma second quarter ended June 30, 1997. For the six months ended June 30, 1998 and 1997, amortization of intangibles was $3.0 million and $2.9 million, respectively. Intangible assets represent goodwill and identified intangibles arising from the acquisition of Capsure and goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC. Intangible assets are generally amortized over 30 years.

     Interest expense for the second quarter of 1998 increased 2.1% compared to the pro forma second quarter of 1997. The weighted average interest rate was 5.9% in both periods. Interest expense for the six months ended June 30, 1998 increased 2.6% compared to the pro forma six months ended June 30, 1997. The weighted average interest rate was 5.9% for the six months ended June 30, 1998 and 1997.

     Income Taxes

     Income tax expense was $6.6 million for the second quarter ended June 30, 1998 compared to $4.6 million for the pro forma second quarter of 1997. The effective income tax rates for the quarters ended June 30, 1998 and 1997 were 37.3% and 38.6%, respectively. Income tax expense was $12.8 million and $21.4 million for the six months ended June 30, 1998 and 1997, respectively. The effective income tax rates for the six months ended June 30, 1998 and 1997 were 37.9% and 36.8%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the liquidity requirements of CNA Surety will be met primarily by funds generated from operations. The principal cash flow sources are premiums, investment income, and sales and maturities of investments. CNA Surety also may generate funds from additional borrowings under the credit facility described below. The primary cash flow uses are payments for claims, operating expenses, debt service on the credit facility, as well as dividends, if any, to CNA Surety stockholders. On May 19, 1998, the CNA Surety Board of Directors adopted a dividend policy under which the Company intends to pay a quarterly dividend beginning in the fourth quarter of 1998. Although not yet declared, the Company currently expects that the initial quarterly dividend will be 8 cents per share. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including income tax sharing payments of its insurance subsidiaries. At June 30, 1998, the carrying value of the Company's insurance subsidiaries invested assets and cash was $429.4 million.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses. At June 30, 1998, the parent company's invested assets and cash were $9.6 million.




     The Company's consolidated net cash flow provided by operating activities was $24.1 million for the six months ended June 30, 1998. Consolidated operating cash flow (pretax income excluding net investment gains and amortization of intangibles assets) for the six months ended June 30, 1998 was $36.7 million.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings up to $130 million. The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. At June 30, 1998, the weighted average interest rate was 5.9% on the $118.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of June 30, 1998, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

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

     In South Dakota, where Western Surety is domiciled, insurance companies may pay dividends only from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. In Texas, where USA is domiciled, an insurance company may declare or pay dividends to stockholders only from the insurer's earned surplus. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer's surplus to policyholders and (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the appropriate insurance department prior to payment.

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulae that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Accordingly, dividend capacity for 1998 does not fully reflect the effects of the Merger. Dividend capacity for 1998 is based on statutory surplus and income at and for the year ended December 31, 1997 which will only include the results of the CCC Surety Operations for the period from September 30, 1997 (date of inception) through December 31, 1997. Dividend capacity for 1999 will be based on statutory surplus and income at and for the year ended December 31, 1998 which will include the effects of the CCC Surety Operations for all of 1998. Without prior regulatory approval in 1998, CNA Surety's insurance subsidiaries may pay dividends to the Company of $16.3 million in the aggregate. CNA Surety received $4.4 million in dividends from its insurance subsidiaries for the six month period ended June 30, 1998.
Because the CCC Surety Operations were conducted through several wholly-owned insurance subsidiaries of CNAF, and the surety business only represented a small portion





                                      19-
of the business of such subsidiaries, dividends paid by the insurance subsidiaries to CNAF were not allocated among lines of insurance. Accordingly, the amounts of dividends paid by the insurance subsidiaries to CNAF attributable to the CCC Surety Operations cannot be determined for years prior to the Merger.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability, as calculated in accordance with the Internal Revenue Code of 1986, as amended (the "Code"). Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $13.4 million for the six month period ended June 30, 1998.

     At June 30, 1998, the insurance subsidiaries had combined policyholders' surplus of approximately $150.6 million, determined on the statutory basis of accounting, which generated a net written premium to surplus ratio of approximately 1.8 to 1. Regulatory guidelines suggest that this net written premium to surplus ratio for property and casualty insurers, in general, should not exceed 3 to 1.

     In July 1998, the Company issued an additional 628,219 shares of common stock to cover the over-allotment option granted to the underwriters in connection with a secondary offering of 4.2 million shares of its common stock owned by certain stockholders formerly associated with Capsure. The Company estimates that the net proceeds (after deducting underwriting commissions and offering related expenses) from this issuance will be approximately $7.5 million.

     CNA Surety management believes that it will have sufficient available resources to meet its present capital needs.


IMPACT OF YEAR 2000 ON THE COMPANY

     The widespread use of computer programs, both in the United States and internationally, that rely on two digit fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates after 1999. Such malfunction could lead to business delays and disruptions. The Company is in the process of replacing or upgrading its systems to accommodate business for the year 2000, and anticipates that by December 31, 1998 it will have substantially completed its program of replacements and the necessary upgrades to accommodate year 2000 processing of its business. However, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether it or other entities not affiliated with the Company (vendors and business partners) address this issue successfully. The cost of achieving year 2000 compliance is estimated to be less than $1.0 million in excess of the cost of normal software upgrades and replacements and will primarily be incurred in 1998 and internally funded. The Company is in the process of developing a comprehensive contingency plan to address the continuation of key business processes in the unlikely event that any of the Company's critical systems malfunction as related to year 2000 deficiencies.

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


         At the Annual Meeting of Shareholders of CNA Surety Corporation held on May 19, 1998, the Company's shareholders voted on the following proposals. The number of shares issued, outstanding and eligible to vote as of the record date of March 23, 1998 were 43,378,181. Proxies representing 40,429,358 shares or 93.20 percent of the eligible voting shares were tabulated.

         PROPOSAL 1
         Election of Directors.


                                         Number of Shares/Votes
                                         ----------------------
                                    For               Authority Withheld
                                    ----------        ------------------
         Giorgio Balzer             40,350,783        78,575
         Philip H. Britt            40,350,783        78,575
         David T. Cumming           40,350,983        78,375
         Rod F. Dammeyer            40,350,744        78,614
         Bruce A. Esselborn         40,350,983        78,375
         Melvin Gray                40,350,483        78,875
         Joe P. Kirby               40,350,927        78,431
         Roy E. Posner              40,349,977        79,381
         Adrian M. Tocklin          40,349,927        79,431
         Robert T. Van Gieson       40,350,583        78,775
         Mark C. Vonnahme           40,350,832        78,526

         PROPOSAL II


         To approve the CNA Surety Corporation Non-Employee Directors Deferred Compensation Plan.

         For                        40,224,401
         Against                       162,580
         Abstain                        42,277
         Broker Non-Vote                   100


PROPOSAL III

         To ratify the Board of Directors' appointment of the Company's independent auditors, Deloitte & Touche LLP for fiscal year 1998.

         For                    40,377,037
         Against                    34,821
         Abstain                    17,400
         Broker Non-Vote               100

ITEM 5.  Other Information   -

         If a stockholder proposal is introduced at the 1999 Annual Meeting without any discussion of the proposal in the proxy statement, and if the proponent does not notify the Company on or before February 10, 1999, as required by Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, of the intent to raise such proposal at the Annual Meeting, then proxies received by the Company for the 1999 Annual Meeting will be voted by the persons named as proxies in their discretion in regard to such proposal. Notice is to be given to the Company in writing at its principal office, CNA Plaza, Chicago, Illinois 60685, directed to the attention of the Secretary.

ITEM 6.  Exhibits and Reports on Form 8-K:
         (a) Exhibits:
             27. Financial Data Schedule.

         (b) Reports on Form 8-K:
             May 7, 1998; CNA Surety Corporation Press Release issued on May 4, 1998.




                                   SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CNA SURETY CORPORATION
                                 (Registrant)




                                 /s/  John S. Heneghan
                                 ------------------------------------------
                                 John S. Heneghan
                                 Vice President and Chief Financial Officer









Date: August 13, 1998





