Form 10-Q
period 1998-09-30
CNA SURETY CORP
filed 1998-11-13
CIK 1044566

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1998

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
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)


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


      44,085,838 shares of Common Stock, $.01 par value as of November 5 , 1998.

                     CNA SURETY CORPORATION AND SUBSIDIARIES



                                     INDEX


                                                                                                                          Page
 Part I.   Financial Information (Unaudited):

           Item 1.      Condensed Consolidated Financial Statements:

                        Independent Accountants' Report................................................................     3

                        Condensed Consolidated Balance Sheets at September 30, 1998 and
                        at December 31, 1997...........................................................................     4

                        Condensed Consolidated Statements of Income for the Periods Ended
                        September 30, 1998 and Condensed Statements of Certain Revenues and
                        Direct Operating Expenses of Predecessor for the Periods Ended
                        September 30, 1997.............................................................................     5

                        Condensed Consolidated Statement of Stockholders' Equity.......................................     6

                        Condensed Consolidated Statement of Cash Flows for the Nine Months Ended
                        September 30, 1998.............................................................................     7

                        Notes to Condensed Consolidated Financial Statements at September 30, 1998 ....................     8

           Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                        Operations and the Condensed Statement of Certain Revenues and Direct
                        Operating Expenses of Predecessor .............................................................    12

 Part II.  Other Information:

           Item 1.      Legal Proceedings..............................................................................    24

           Item 2.      Changes in the Rights of the Company's Security Holders........................................    24

           Item 3.      Defaults Upon Senior Securities................................................................    24

           Item 4.      Submission of Matters to a Vote of Security Holders............................................    24

           Item 5.      Other Information..............................................................................    24

           Item 6.      Exhibits and Reports on Form 8-K ..............................................................    24

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of September 30, 1998 and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1998 and related condensed consolidated statements of stockholders' equity and cash flows for the nine-month period ended September 30, 1998. We have also reviewed the accompanying special-purpose statements of certain revenues and direct operating expenses of CCC Surety Operations ("Predecessor"), a business unit of CNA Financial Corporation, for the three- and nine-month periods ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows from September 30, 1997 (date of inception) through December 31, 1997 (not presented herein). In our report dated February 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Chicago, Illinois
November 11, 1998

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           (Unaudited)
                                                                                          September 30,            December 31,
                                                                                              1998                    1997
                                                                                          -------------            ------------
                                      ASSETS
Invested assets and cash:
 Fixed income securities, at fair value (amortized cost: $422,821
      and $265,545)..................................................................    $     432,964           $     266,301
 Short-term investments, at cost (which approximates fair value).....................           46,807                 147,235
 Other investments, at fair value....................................................            5,624                   6,001
 Cash ...............................................................................            1,569                     130
                                                                                         -------------           -------------
                                                                                               486,964                 419,667
Deferred policy acquisition costs....................................................           72,446                  64,144
Insurance receivables:
 Premiums............................................................................            9,386                   9,683
 Reinsurance, including receivable from affiliates of $62,642 at
 September 30, 1998 and $47,856 at December 31, 1997.................................           70,125                  55,151
Intangible assets, net of accumulated amortization...................................          157,537                 161,962
Prepaid reinsurance premiums.........................................................            2,363                   2,101
Other assets.........................................................................           16,432                  12,423
                                                                                         -------------           -------------
      Total assets...................................................................    $     815,253           $     725,131
                                                                                         =============           =============

                                    LIABILITIES

Reserves:
 Unpaid losses and loss adjustment expenses..........................................    $     146,581           $     130,381
 Unearned premiums...................................................................          185,061                 171,787
                                                                                         -------------           -------------
                                                                                               331,642                 302,168
Long-term debt.......................................................................          118,000                 118,000
Deferred income taxes, net...........................................................            8,134                      --
Payable for securities purchased.....................................................           15,325                  10,609
Other liabilities....................................................................           38,631                  37,622
                                                                                         -------------           -------------
      Total liabilities..............................................................          511,732                 468,399
                                                                                         -------------           -------------

Commitments and contingencies (Note 5)

                               STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 20,000 shares authorized;
 none issued and outstanding.........................................................               --                      --
Common stock, par value $.01 per share, 100,000 shares authorized;
 44,086 and 43,320 shares issued and outstanding at September 30, 1998
 and at December 31, 1997, respectively..............................................          253,620                 245,262
Retained earnings....................................................................           43,450                  10,996
Accumulated other comprehensive income...............................................            6,451                     474
                                                                                         -------------           -------------
      Total stockholders' equity.....................................................          303,521                 256,732
                                                                                         -------------           -------------
      Total liabilities and stockholders' equity.....................................    $     815,253           $     725,131
                                                                                         =============           =============





   The accompanying notes are an integral part of these financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND CONDENSED STATEMENTS OF
         CERTAIN REVENUES AND DIRECT OPERATING EXPENSES OF PREDECESSOR
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                                     Three Months Ended        Nine Months Ended
                                                                                        September 30,             September 30,
                                                                                     1998         1997          1998       1997
                                                                                  ---------  -----------    --------   ---------
                                                                                      (Predecessor)            (Predecessor)
Revenues:
   Net earned premiums ........................................................   $  69,781  $   38,580    $ 191,804   $ 108,564
   Net investment income ......................................................       5,366          --       18,232          --
   Net realized investment gains ..............................................         178          --          222          --
                                                                                  ---------   ---------    ---------   ---------
                                                                                     75,325      38,580      210,258     108,564

Expenses:
   Net losses and loss adjustment expenses ....................................      12,552       8,222       34,328     (11,516)
   Net commissions, brokerage and
         other underwriting expenses ..........................................      40,944      20,004      113,712      59,674
   Interest expense ...........................................................       1,847          --        5,505          --
   Amortization of intangible assets ..........................................       1,475          --        4,425          --
                                                                                  ---------   ---------    ---------   ---------
                                                                                     56,818      28,226      157,970      48,158
                                                                                  ---------   ---------    ---------   ---------

Income before income taxes (Excess of net earned premiums over direct operating
   expenses, before income taxes, for Predecessor) ............................      18,507      10,354       52,288      60,406
Income taxes ..................................................................       7,025       3,657       19,834      21,241
                                                                                  ---------   ---------    ---------   ---------
Net income (Excess of net earned premiums
   over direct operating expenses, net of
   income taxes, for Predecessor) .............................................   $  11,482   $   6,697    $  32,454   $  39,165
                                                                                  =========   =========    =========   =========


Basic net income per share ....................................................   $    0.26                $    0.74
                                                                                  =========                =========

Diluted net income per share ..................................................   $    0.26                $    0.74
                                                                                  =========                =========

Basic weighted average shares outstanding .....................................      44,033                   43,598
                                                                                  =========                =========

Diluted weighted average shares outstanding ...................................      44,155                   43,764
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                                         Accumulated
                                                                            Other          Total
                                     Common  Comprehensive   Retained   Comprehensive  Stockholders'
                                     Stock      Income       Earnings       Income         Equity
                                     -----   -------------   --------   -------------  -------------

Balance, January 1, 1998 ........   $245,262                 $ 10,996      $    474     $ 256,732

Comprehensive income:
   Net income                                  $ 32,454        32,454                      32,454
   Unrealized gains on securities
   (after income taxes), net
   of reclassification adjustment
   of $121 ......................                 5,977                       5,977         5,977
                                               --------
Comprehensive income ............              $ 38,431
                                               ========

Issuance of common stock ........      7,532                                                7,532

Stock options exercised .........        826                                                  826
                                    --------                 --------      --------      --------

Balance, September 30, 1998 .....   $253,620                 $ 43,450      $  6,451      $303,521
                                    ========                 ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          Nine Months
                                                                                             Ended
                                                                                         September 30,
                                                                                             1998
                                                                                         -------------
OPERATING ACTIVITIES:
   Net income...................................................................    $       32,454
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization.............................................             5,869
      Amortization of bond premium, net.........................................             1,455
      Net realized investment gains.............................................              (222)
   Changes in:
      Insurance receivables.....................................................           (14,677)
      Reserve for unearned premiums.............................................            11,225
      Reserve for unpaid losses and loss adjustment expenses....................            16,200
      Deferred policy acquisition costs.........................................            (8,302)
      Deferred income taxes, net................................................             4,762
      Other assets and liabilities..............................................               445
                                                                                    --------------
Net cash provided by operating activities.......................................            49,209
                                                                                    --------------

INVESTING ACTIVITIES:
   Securities available-for-sale:
      Purchases - fixed income securities.......................................          (237,149)
      Maturities - fixed income securities......................................            40,464
      Sales - fixed income securities...........................................            42,895
   Change in short-term investments.............................................           100,428
   Other, net...................................................................            (2,419)
                                                                                    --------------
Net cash used in investing activities...........................................           (55,781)
                                                                                    --------------

FINANCING ACTIVITIES:
   Issuance of common stock.....................................................             7,532
   Stock options exercised .....................................................               479
                                                                                    --------------
Net cash provided by financing activities.......................................             8,011
                                                                                    --------------

Increase in cash................................................................             1,439
Cash at beginning of period.....................................................               130
                                                                                    --------------
Cash at end of period...........................................................    $        1,569
                                                                                    ==============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest..................................................................    $        5,415
      Income taxes..............................................................    $       12,500


   The accompanying notes are an integral part of these financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

Predecessor Financial Information
     The accompanying Condensed Statement of Certain Revenues and Direct Operating Expenses of Predecessor for the periods ended September 30, 1997 reflects premiums earned, losses incurred, loss adjustment expenses (allocated and unallocated) and other direct operating expenses of CCC Surety Operations. Such operating revenues and costs such as investment income, realized gains and losses on investments and certain general and administrative expenses, which are indirect or overhead in nature, are not reflected in operating results since such items were not historically allocated to CCC Surety Operations by CNAF or its subsidiaries.

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


     Capsure net assets at historical cost..................     $     100,875
     Fair value adjustments:
          Purchased intangibles.............................           (73,844)
          Intangibles arising from Merger...................           155,031
                                                                 -------------
     Purchase price.........................................     $     182,062
                                                                 =============

Unaudited Pro Forma Results
     The following table of unaudited pro forma information includes the surety business of CNAF subsidiaries, Western Surety and USA as if these businesses, which were merged on September 30, 1997; had been combined for all of 1997. This unaudited pro forma financial information gives effect to the following: (i) consummation of the Merger and the related transactions and the contribution of capital to and the incurrence of additional debt by CNA Surety; (ii) purchase accounting adjustments to reflect Capsure's assets and liabilities at fair value; (iii) estimated indirect and overhead expenses for the CCC Surety Operations; and (iv) estimated interest expense related to the additional debt (dollars in thousands, except per share data):



                                                                                (Unaudited)                (Unaudited)
                                                                            Three Months Ended          Nine Months Ended
                                                                               September 30,               September 30,
                                                                                   1997                        1997
                                                                                ----------                 ------------
                    Revenues...............................................     $  65,596                 $    187,398
                    Net income.............................................     $ (13,432)                $     23,379
                    Basic net income per share.............................     $   (0.31)                $       0.54


     The foregoing unaudited pro forma operating results for the nine month period include $35.0 million ($22.8 million net of income taxes or $0.53 per share) of favorable loss reserve development of Predecessor. Net income per share for the pro forma periods of 1997 also include 51 cents per share in non-recurring merger costs.

     This unaudited pro forma financial information is intended for information purposes only and is not necessarily indicative of the results of operations which would have been achieved and reported had the Merger and related transactions been consummated on the dates assumed, nor is it necessarily indicative of the future consolidated operating results of CNA Surety.

3.   INVESTMENTS

     The estimated amortized cost and fair value of fixed income securities held by CNA Surety at September 30, 1998, by investment category, were as follows (dollars in thousands):



                                                                    Amortized       Gross         Gross           Estimated
                                                                      Cost       Unrealized    Unrealized            Fair
                                                                     or Cost        Gains        Losses             Value
                                                                    ---------   -----------    ----------        ----------
Fixed income securities:
  U.S. Treasury securities and obligations of
     government corporations and agencies.....................   $    139,079   $     3,897    $       (97)  $     142,879
  Obligations of states and political subdivisions............        152,860         3,308            (49)        156,119
  Corporate bonds.............................................         77,848         2,487            (70)         80,265
  Non-agency collateralized mortgage obligations..............         21,809            92            (32)         21,869
  Asset-backed securities.....................................         31,225           608             (1)         31,832
                                                                 ------------   -----------    -----------   -------------
        Total fixed income securities.........................   $    422,821   $    10,392    $      (249)  $     432,964
                                                                 ============   ===========    ===========   =============

4.   REINSURANCE

     The effect of reinsurance on the Company's and Predecessor's written and earned premium was as follows (dollars in thousands):



                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                          1998                          1997
                                                                -------------------------    --------------------------
                                                                  Written       Earned        Written         Earned
                                                                -----------   -----------    -----------   ------------
                                                                                                    (Predecessor)
Direct........................................................  $    80,495   $    76,699    $   114,969   $    112,751
Assumed from affiliates.......................................      130,381       120,902             --             --
Assumed from non-affiliates...................................           --            --          1,106          2,034
Ceded.........................................................       (6,060)       (5,797)        (7,445)        (6,221)
                                                                -----------   -----------    -----------    -----------
                                                                $   204,816   $   191,804    $   108,630    $   108,564
                                                                ===========   ===========    ===========    ===========



     The effect of reinsurance on the Company's and Predecessor's provision for loss and loss adjustment expenses was as follows (dollars in thousands):



                                                                      Nine Months Ended
                                                                        September 30,
                                                                      -----------------
                                                                     1998           1997
                                                                 -----------    -----------
                                                                               (Predecessor)
Gross loss and loss adjustment expense.......................   $    39,497    $    (7,265)
Ceded amounts................................................        (5,169)        (4,251)
                                                                -----------    -----------
Net loss and loss adjustment expense.........................   $    34,328    $   (11,516)
                                                                ===========    ===========


5.   LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to numerous lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       OF OPERATIONS OF CNA SURETY CORPORATION AND CONDENSED STATEMENT OF
         CERTAIN REVENUES AND DIRECT OPERATING EXPENSES OF PREDECESSOR
                               SEPTEMBER 30, 1998

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

RESULTS OF OPERATIONS

     CNA SURETY RESULTS FOR THIRD QUARTER 1998 COMPARED TO PREDECESSOR THIRD QUARTER 1997

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

     Accordingly, the remainder of this discussion and analysis is formatted to compare information for CNA Surety's three- and nine-month periods ended September 30, 1998 to the comparable periods of

1997 as if these businesses, which were merged on September 30, 1997, had been combined for all of 1997. The results for the periods ended September 30, 1997 that were determined on this basis are therefore marked pro forma. This unaudited pro forma financial information gives effect to the following: (i) consummation of the Merger and the related transactions and the contribution of capital to and the incurrence of additional debt by CNA Surety; (ii) purchase accounting adjustments to reflect Capsure's assets and liabilities at fair value; (iii) estimated indirect and overhead expenses for the CCC Surety Operations; and (iv) estimated interest expense related to the additional debt. The unaudited pro forma financial information does not include the estimated net investment income resulting from investment of Merger-related cash flows, including (i) the $50 million debt proceeds, (ii) the $52.25 million capital contribution from CCC, and (iii) collection of the receivable from CCC.

   ANALYSIS OF CNA SURETY'S RESULTS FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     The components of income for the Company for each period are summarized as follows (dollars in thousands, except per share data):



                                                                  Three Months Ended             Nine Months Ended
                                                                    September 30,                   September 30,
                                                              1998             1997             1998            1997
                                                              ----             ----             ----            ----
                                                                            (Pro Forma)                      (Pro Forma)
Total revenues ........................................   $  75,325         $  65,596       $ 210,258       $ 187,398
                                                          =========         =========       =========       =========


Underwriting income (1) ...............................   $  16,285         $  13,935       $  43,764       $  72,060
Net investment income .................................       5,366             2,844          18,232           8,768
Net investment gains ..................................         178                 2             222             638
Interest expense ......................................       1,847             1,836           5,505           5,401
Non-recurring charges and merger costs (2) ............          --            12,087              --          12,087
Amortization of intangible assets .....................       1,475             1,447           4,425           4,341
                                                          ---------         ---------       ---------       ---------
Income before income taxes ............................      18,507             1,411          52,288          59,637
Income taxes (2) ......................................       7,025            14,843          19,834          36,258
                                                          ---------         ---------       ---------       ---------
Net Income ............................................   $  11,482         $ (13,432)      $  32,454       $  23,379
                                                          =========         =========       =========       =========

Basic net income per share ............................   $    0.26         $   (0.31)      $    0.74       $    0.54
                                                          ---------         ---------       ---------       ---------




     (1) Includes $0.3 million and $1.5 million of favorable reserve development for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, favorable reserve development was $1.9 million and $40.2 million ($35.0 million was related to Predecessor and was principally related to accident years prior to 1996), respectively.

     (2) The Company incurred $22.0 million, after applicable income taxes, or $0.51 per share in non-recurring merger costs. Such costs include adjustments to the provision for income taxes to reflect the effects of limitations placed on the Company's ability to utilize Capsure's available net operating tax loss carry forwards.

     Insurance Underwriting

     Underwriting results for the Company are summarized in the following table (dollars in thousands):



                                                                 Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                             --------------------------        -----------------------------
                                                               1998              1997             1998               1997
                                                             --------          --------        ---------           --------
                                                                               (Pro Forma)                        (Pro Forma)
Gross written premium .....................                  $ 71,883          $ 67,593        $  210,876         $  193,663
                                                             ========          ========        ==========         ==========

Net written premiums ......................                  $ 69,871          $ 63,947        $  204,816         $  183,078
                                                             ========          ========        ==========         ==========


Net earned premiums .......................                  $ 69,781          $ 62,750        $  191,804         $  177,992
Net losses and loss adjustment
  expenses (1).............................                    12,552            10,093            34,328             (6,486)
Net commissions, brokerage and other ......                    40,944            38,722           113,712            112,418
                                                             --------          --------        ----------         ----------
Underwriting income........................                  $ 16,285          $ 13,935        $   43,764         $   72,060
                                                             ========          ========        ==========         ==========

Loss ratio(1) .............................                      18.0%             16.1%             17.9%              (3.6)%
Expense ratio .............................                      58.7              61.7              59.3               63.2
                                                             --------          --------        ----------         ----------
Combined ratio(1)..........................                      76.7%             77.8%             77.2%              59.6%
                                                             ========          ========        ==========         ==========




      (1)Includes $0.3 million and $1.5 million of favorable reserve development for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, favorable reserve development was $1.9 million and $40.2 million ($35.0 million was related to Predecessor and was principally related to accident years prior to 1996), respectively.


     Premiums Written

     Gross written premiums are shown in the table below (dollars in thousands):


                                                                  Three Months Ended                  Nine Months Ended
                                                                    September 30,                       September 30,
                                                             ---------------------------             ---------------------
                                                                1998              1997             1998            1997
                                                             ----------        ---------        ----------      ----------
                                                                               (Pro Forma)                       (Pro Forma)
Contract................................................     $   36,718        $  34,828        $   99,804      $   93,678
Commercial..............................................         29,316           27,076            91,993          81,882
Fidelity................................................          4,349            4,354            13,347          13,087
E&O and other...........................................          1,500            1,335             5,732           5,016
                                                             ----------        ---------        ----------      ----------
                                                             $   71,883        $  67,593        $  210,876      $  193,663
                                                             ==========        =========        ==========      ==========


     Gross written premiums increased 6.3%, or $4.3 million, for the three months ended September 30, 1998 compared to the pro forma third quarter of 1997. Commercial surety gross written premiums were up 8.3%, or $2.2 million, in the third quarter of 1998 compared to the pro forma third quarter of 1997. The increase in commercial surety premium was largely due to the Company's international expansion which began in 1997. The Company assumed an additional $2.5 million of international surety and credit premium in the third quarter of 1998 under a quota share reinsurance treaty with CNA Reinsurance Company Limited (London), an affiliate of CCC. Excluding the international surety and credit business, commercial surety gross written premiums decreased by 1.0% compared to the pro forma third quarter of 1997. The contract business increased by 5.4%, or $1.9 million, over third quarter 1997 results. The increase in the contract surety segment was driven primarily by premium growth from the larger contractor segment. The fidelity and other business increased 2.8% in the third quarter of 1998 to $5.8 million.

     Gross written premiums for the first nine months of 1998 increased 8.9%, or $17.2 million, compared to the pro forma period in 1997. Commercial surety and contract surety gross written premiums increased 12.3% and 6.5%, respectively, for the first nine months of 1998. The increase in commercial surety includes the addition of $7.5 million of assumed international surety and credit business.

     Net written premiums are shown in the table below (dollars in thousands):





                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                                  ------------------                  -----------------
                                                                1998              1997             1998            1997
                                                                ----              ----             ----            ----
                                                                             (Pro Forma)                     (Pro Forma)
Contract................................................      $ 35,218         $ 33,794       $  95,550       $  90,288
Commercial..............................................        29,262           24,885          91,723          76,084
Fidelity................................................         4,339            4,349          13,307          13,054
E&O and other  .........................................         1,052              919           4,236           3,652
                                                              --------         --------       ---------       ---------
                                                              $ 69,871         $ 63,947       $ 204,816       $ 183,078
                                                              ========         ========       =========       =========



     For the three months ended September 30, 1998, net written premiums increased 9.3%, or $5.9 million, over the comparable period in 1997. The increase in net written premiums was attributable to the aforementioned changes in gross written premiums, as well as the effects of increased net retentions of commercial surety risks effective October 1, 1997. Excluding $2.5 million in international surety and credit business, net written premiums increased 5.4% for the three months ended September 30, 1998. Net written premiums of the commercial surety segment, including international surety and credit business, were up 17.6% in the third quarter of 1998. Net written premiums for contract surety increased 4.2%, or $1.4 million, for the third quarter of 1998. Net written premiums for fidelity and other lines increased 2.3% for the quarter to $5.4 million.

     For the first nine months of 1998, net written premiums increased 11.9%, or $21.7 million, over the comparable pro forma period with commercial surety and contract surety up 20.6% and 5.8%, respectively. The increase in commercial surety includes $7.5 million of assumed international surety and credit business.

     Underwriting Income

     Underwriting income was $16.3 million for the three months ended September 30, 1998 up $2.4 million, or 16.9%, over the comparable pro forma period of 1997. Underwriting income was $43.8 million for the nine months ended September 30, 1998 compared to $72.1 million for the pro forma nine months ended September 30, 1997. The pro forma 1997 nine months results include a significant amount of favorable loss reserve development as more fully described below.

     Loss Ratio

     The loss ratio for the third quarter 1998 was 18.0% compared to 16.1% for the pro forma third quarter of 1997. Excluding the impact of the favorable reserve development of $0.3 million and $1.5 million in the third quarter of 1998 and 1997, respectively, the loss ratios would have been 18.4% and 18.5%, respectively For the nine months ended September 30, 1998, the loss ratio was 17.9% compared to (3.6%) on a pro forma basis for the same period in 1997. The pro forma nine months results include $35.0 million favorable reserve development related to the Predecessor. Excluding the impact of all favorable reserve development of $1.9 million and $40.2 million ($35.0 million was related to Predecessor and was principally related to accident years prior to 1996) for the nine months periods ended September 30, 1998 and 1997, respectively, the loss ratio would have been 18.9% for both periods.

     Expense Ratio

     The expense ratio decreased to 58.7% in the third quarter of 1998 compared to 61.7% in the pro forma third quarter of 1997. For the nine months ended September 30, 1998 the expense ratio decreased to 59.3% from 63.2% for the pro forma in 1997 due to a 7.8% increase in net earned premiums along with a modest 1.2% increase in operating expenses.

      Investment Income

     Net investment income for the three months ended September 30, 1998 and the comparable pro forma period ended September 30, 1997 was $5.4 million and $2.8 million, respectively. The average pretax yields of the portfolio for the three months ended September 30, 1998 and 1997 were 4.7% and 7.1% respectively. Net investment income for the nine months ended September 30, 1998 and 1997 was $18.2 million and $8.8 million, respectively. The average pretax yield was 5.5% for the nine months ended September 30, 1998 compared to 7.1% for the pro forma period in 1997.

     The decline in investment yields in 1998 compared to 1997 primarily relates to a higher proportion of the portfolio being invested in tax exempt securities during 1998 and a general decline in interest rates since January 1, 1997. The increases in investment income in 1998 are the direct result of higher invested cash balances in 1998 which reflects the investment of Merger-related cash flows. However, pro forma investment income for the pro forma periods of 1997 does not include any estimate of net investment income resulting from investment of Merger-related cash flows, including (i) the $50 million debt proceeds, (ii) the $52.25 million capital contribution from CCC, and (iii) collection of the receivable from CCC. Investment earnings are an integral part of an insurance entity's operations. If proceeds from these sources of funds were assumed to be invested in high-quality, taxable fixed income securities with an average duration of approximately 3 years, yielding 6.4%, net investment income would increase approximately $3.9 million ($2.5 million net of income taxes, or $0.06 in pro forma earnings per share) for the three months ended September 30, 1997. For the nine months ended September 30, 1997, investment income would increase $11.3 million ($7.3 million net of income taxes or $0.17 in pro forma earnings per share).

     Analysis of Other Operations

     Amortization of intangible assets for the third quarter of 1998 and the pro forma third quarter ended September 30, 1997 was $1.5 million and $1.4 million, respectively. For the nine months ended September 30, 1998 and 1997, amortization of intangibles was $4.4 million and $4.3 million, respectively. Intangible assets represent goodwill and identified intangibles arising from the acquisition of Capsure and goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC.

Intangible assets are generally amortized over 30 years.

     Interest expense for the third quarter of 1998 increased 0.6% compared to the pro forma third quarter of 1997. The weighted average interest rate was 5.9% in both periods. Interest expense for the nine months ended September 30, 1998 increased 1.9% compared to the pro forma nine months ended September 30, 1997. The weighted average interest rate was 5.9% for the nine months ended September 30, 1998 and 1997.

     Capsure incurred $22.0 million, after applicable income taxes, or $0.51 per share, in non-recurring merger costs in 1997. Such costs include adjustments to the provision for income taxes to reflect the effects of limitations placed on the Company's ability to utilize Capsure's available net operating tax loss carry forwards ("NOLs").

     Income Taxes

     Income tax expense was $7.0 million for the third quarter ended September 30, 1998 compared to $14.8 million for the pro forma third quarter of 1997 Income tax expense was $19.8 million and $36.3 million for the nine months ended September 30, 1998 and the proforma nine months ended September 30, 1997, respectively. The effective income tax rates for the nine months ended September 30, 1998 and 1997 were 37.9% and 60.8%, respectively. The effective rate for the nine months ended September 30, 1997 reflects the effects of limitations placed on the Company's ability to utilize Capsure's available NOLs to offset future taxable income.


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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including income tax sharing payments of its insurance subsidiaries. At September 30, 1998, the carrying value of the Company's insurance subsidiaries invested assets and cash was $467.8 million.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses. At September 30, 1998, the parent company's invested assets and cash were $19.2 million.

     The Company's consolidated net cash flow provided by operating activities was $49.2 million for the nine months ended September 30, 1998.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings up to $130 million. The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or nine months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. At September 30, 1998, the weighted average interest rate was 5.9% on the $118.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of September 30, 1998, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulae that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Accordingly, dividend capacity for 1998 does not fully reflect the effects of the Merger. Dividend capacity for 1998 is based on statutory surplus and income at and for the year ended December 31, 1997 which only includes the results of the CCC Surety Operations for the period from September 30, 1997 (date of inception) through December 31, 1997. Dividend capacity for 1999 will be based on statutory surplus and income at and for the year ended December 31, 1998 which will include the effects of the CCC Surety Operations for all of 1998. Without prior regulatory approval in 1998, CNA Surety's insurance subsidiaries may pay dividends to the Company of $16.3 million in the aggregate. CNA Surety received $4.4 million in dividends from its insurance subsidiaries for the nine month period ended September 30, 1998. Because the CCC Surety Operations were conducted through several wholly-owned insurance subsidiaries of CNAF, and the surety business only represented a small portion of the business of such subsidiaries, dividends paid by the insurance subsidiaries to CNAF were not allocated among lines of insurance. Accordingly, the amounts of dividends paid by the insurance subsidiaries to CNAF attributable to the CCC Surety Operations cannot be determined for years prior to the Merger.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability, as calculated in accordance with the Internal Revenue Code of 1986, as amended (the "Code"). Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $19.8 million for the nine month period ended September 30, 1998.

     At September 30, 1998, the insurance subsidiaries had combined policyholders' surplus of approximately $158.1 million, determined on the statutory basis of accounting, which generated a net written premium to surplus ratio of approximately 1.8 to 1. Regulatory guidelines suggest that this net written premium to surplus ratio for property and casualty insurers, in general, should not exceed 3 to 1.

     In July 1998, the Company issued an additional 628,219 shares of common stock to cover the over-allotment option granted to the underwriters in connection with a secondary offering of 4.2 million shares of its common stock owned by certain stockholders formerly associated with Capsure. The Company received the net proceeds (after deducting underwriting commissions and offering related expenses) from this issuance of approximately $7.5 million.

     CNA Surety management believes that it will have sufficient available resources to meet its present capital needs.


IMPACT OF YEAR 2000 ON THE COMPANY

     The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning in 1999. Such malfunctions could lead to business delays and disruptions.

     For several years prior to the Merger, CNAF and Western Surety had each, as a matter of normal maintenance and system development practices, begun to address Year 2000 considerations. The Company has continued to participate in CNAF's Year 2000 activities following the Merger. The Company's internal target for achieving Year 2000 internal substantial readiness generally coincides with CNAF's December 1, 1998 target substantial readiness date. Company management is not aware currently of any material impediments to the completion of its Year 2000 readiness plan during the fourth quarter of 1998.

     Independent Assessment of Year 2000 Readiness

     In December 1997, the Company engaged an independent information consulting firm of national standing to perform a limited review and assessment of the Company's Year 2000 plans. This engagement included collecting and reviewing existing enterprise-wide and business unit Year 2000 plans and supporting documentation, reviewing the process for managing critical external agents and business partners, and determining if timing and coordination efforts appear reasonable with respect to program testing and enterprise certification. Based upon the Company's internal examination and the foregoing review and assessment, the Company has been and is currently in the process of implementing various resulting recommendations, including the designation of a Year 2000 project manager with broad authority for the management and coordination of all Year 2000 efforts and the establishment of regular Year 2000 status reporting by the project manager to senior management and the board of directors of CNA Surety.

     Non-IT Systems Remediation Status

     The Company considers its non-information technology ("non-IT") systems to consist of essentially two elements: office facilities and communications systems, including telephone and facsimile systems.

     The Company leases space for home office and branch locations from various parties, including the Company's Chicago home office and various branch locations from CNAF pursuant to the Administrative Services Agreement ("ASA"). The Company has confirmed with CNAF and building management for each building location that reasonable efforts are being undertaken to ensure timely Year 2000 readiness for such facilities and continues to monitor the progress of third party landlords.

     Telephone switching equipment and facsimile server systems are essential to the business operations of CNA Surety. CNAF has informed the Company that all communications systems provided by CNAF pursuant to the ASA are anticipated to be Year 2000 ready, and management believes that USA and Western's separate communications systems will also be Year 2000 ready on a timely basis.

     IT Systems Remediation Status

     The Company has confirmed that information technology ("IT") systems provided by CNAF pursuant to the ASA have been certified by CNAF as Year 2000 ready.

      With respect to its internal systems, the Company has created separate plans to monitor the Year 2000 renovation or replacement of the Company's IT systems. Of these plans, several systems are deemed to be obsolete and will not be used in a Year 2000 ready business environment. The remaining plans are in various stages of renovation, many of which either have undergone or currently are undergoing Year 2000 certification testing. As a result of a post-Merger Company initiative to consolidate and centralize disparate technology systems, Company management decided to combine any needed Year 2000 renovation effort with Western Surety's modification efforts.

     Year 2000 Readiness

     Management believes that all existing IT systems undergoing renovation will have been internally certified as Year 2000 ready during the fourth quarter of 1998.

     Year 2000 and IT Expenditures

     The Company's enterprise-wide Year 2000 readiness efforts are currently estimated to cost approximately $540,000 in excess of the cost of ordinary software upgrades and replacements and will primarily be incurred in 1998 and funded through working capital. As of September 30, 1998, approximately $380,000 had been incurred in Year 2000-related expenditures. The former amount includes expenses incurred or anticipated to be incurred for third party remediation and testing and additional equipment hardware purchases to facilitate further testing. The Year 2000 estimated readiness costs comprise approximately 5% of the Company's total 1998 IT budget.

     Business Partner Identification and Communication

     The Company believes that it has identified and established communication regarding Year 2000 issues with substantially all of the business partners management considers to be significant to its operations. Management has not yet identified any one business partner whose expected failure to achieve timely Year 2000 readiness will materially and adversely impact the Company's ability to continue its business operations. However, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether it or other entities not affiliated with the Company (vendors and other business partners) address Year 2000 issues successfully.

     Year 2000-related Risks

     Management believes that the most reasonably likely worst case Year 2000 scenarios involve either failure of all or part of either or both the nation's telephonic and/or electrical power distribution systems. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the Year 2000 compliance of third parties, the Company is unable to determine with any degree of certainty the specific potential consequences of the Year 2000 problem. The failure of a third party to correct a material Year 2000 problem, which affects the Company's business operations, however, could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

     Contingency Plan

     The Company has been and continues to be in the process of revising its overall enterprise contingency plan to address the continuation of key business processes. This planning considers disruptions in addition to Year 2000-related failures, such as fire, vandalism, and other perils.

     Company management has concluded that it is not reasonably possible to continue the Company's business operations without the use of automation and information technology, such as computers and telephones. Management, for contingency planning, is considering using, as a back up for its main frame computer capability, an existing computer application that can be operated at stand-alone computer stations. Management believes that this particular application may provide a short-term solution that will enable the Company to process, record, and invoice for transactions, and to store such transactional data until main frame processing capability is restored. Through Western Surety, the Company also subscribes to a third party disaster recovery site, although access is subject to certain conditions and potential allocation among other subscribers. Further, as part of its contingency planning process, the Company is currently exploring the development of additional restoration alternatives.

     Company Products and Services' Year 2000 Exposures

     Although the Company has not received any claims based on alleged losses resulting from the Year 2000 issues, there can be no assurance that bond obligees or insureds will not suffer losses of this type and seek compensation under the Company's bonds or policies. If any claims are made, the Company's obligations, if any, will depend upon the facts and circumstances of the claims and provisions of the bond or policy. At this time, the Company is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material to the Company's results of operations, financial condition and liquidity.

ACCOUNTING STANDARDS:

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, and that the enterprises reconcile the total of those amounts to the general -purpose financial statements. It also establishes standards for the related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. The Company's segment disclosures are not anticipated to change in connection with the adoption of this standard.

     In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for costs of computer software developed or obtained for internal use and for determining whether computer software is for internal use. For the purposes of the SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Accounting treatment for costs associated with software developed or obtained for internal use, as defined by this SOP, is based upon a number of factors, including the point in time during the project that costs are incurred as well as the types of costs incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of this SOP.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, and available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement is not anticipated to have a material impact on the financial position and results of operations of the Company.

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

ITEM 3.     Defaults Upon Senior Securities - None.

ITEM 4.     Submission of Matters to a Vote of Security Holders - None.

ITEM 5.     Other Information - None.

ITEM 6.     Exhibits and Reports on Form 8-K:
            (a)    Exhibits:
                   27.  Financial Data Schedule.

            (b)    Reports on Form 8-K:
                   August 13, 1998; CNA Surety Corporation Press Release issued on August 3, 1998.

                                   SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     CNA SURETY CORPORATION
                                     (Registrant)




                                     /s/ John S. Heneghan
                                     --------------------
                                     John S. Heneghan
                                     Vice President and Chief Financial Officer









Date:  November 13, 1998