Form 10-K
period 1998-12-31
CNA SURETY CORP
filed 1999-03-26
CIK 1044566

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-13277
                            ------------------------

                             CNA SURETY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       DELAWARE                                            36-4144905
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR           (I.R.S. EMPLOYER IDENTIFICATION NO.)
                      ORGANIZATION)

             CNA PLAZA, CHICAGO, ILLINOIS                                    60685
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

                                 (312) 822-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates was $221.1 million based upon the closing price of $13.00 per share on March 15, 1999, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

     At March 15, 1999, 44,101,463 shares of the Registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I
 Item 1.   Business.......................................................      3
              General.....................................................      3
              Formation of CNA Surety and Merger..........................      3
              Description of Business.....................................      3
              A.M. Best Ratings...........................................      4
              Product Information.........................................      4
              Marketing...................................................      6
              Underwriting................................................      8
              Competition.................................................      8
              Reinsurance.................................................      8
              Reserves for Unpaid Losses and Loss Adjustment Expenses.....      9
              Asbestos and Environmental Claims...........................     12
              Regulation..................................................     12
              Investments.................................................     13
              Employees...................................................     13
 Item 2.   Properties.....................................................     13
 Item 3.   Legal Proceedings..............................................     14
 Item 4.   Submission of Matters to a Vote of Security Holders............     14

PART II
 Item 5.   Market for the Registrant's Common Stock and Related
           Stockholder Matters............................................     14
 Item 6.   Selected Financial Data........................................     14
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................     17
 Item 7a.  Quantitative and Qualitative Discussions About Market
           Risk...........................................................     17
 Item 8.   Financial Statements and Supplementary Data....................     17
 Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.......................................     17

PART III
 Item 10.  Directors and Executive Officers of the Registrant.............     18
 Item 11.  Executive Compensation.........................................     18
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.....................................................     18
 Item 13.  Certain Relationships and Related Transactions.................     18

PART IV
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K............................................................     18

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                     PART I

ITEM 1. BUSINESS

GENERAL

     CNA Surety Corporation ("CNA Surety" or "Company") is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation with Capsure Holdings Corp.'s ("Capsure") insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with approximately an 8.9% market share. Its wide selection of products range from very small commercial bonds to large contract bonds.

FORMATION OF CNA SURETY AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into a newly-formed holding company, CNA Surety Corporation. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 61% of the outstanding common stock of CNA Surety. Loews Corporation owns approximately 85% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations ("Predecessor").

     Pursuant to a reorganization agreement, CCC Surety Operations and Capsure merged their respective operations at the close of business on September 30, 1997 ("Merger Date"). CNAF, through its property and casualty subsidiaries, CCC and CIC, contributed $52.25 million of capital to CNA Surety. Through reinsurance agreements, CCC and CIC ceded to Western Surety all of their net unearned premiums and loss and loss adjustment expense reserves, as of the Merger Date, and will cede to Western Surety all surety business written or renewed by CCC and CIC for a period of five years thereafter. Further, CCC and CIC have agreed to assume the obligation for any adverse development on recorded reserves for CCC Surety Operations as of the Merger Date, to limit the loss ratio on certain defined business written by CNA Surety through December 31, 2000, and to provide certain additional excess of loss reinsurance. CCC also agreed to provide certain administrative services at specified rates, subject to inflationary increases, for three years after the Merger, if CNA Surety chooses to purchase such services.

DESCRIPTION OF BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 37,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. Western Surety writes, on a direct basis or as business assumed from CCC and CIC, small fidelity and noncontract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; international surety and credit insurance; and errors and omissions ("E&O") liability insurance, as a licensed insurer in all 50 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), writes principally small commercial surety business and is licensed in 23 states. USA specializes in the underwriting of small contract and commercial surety bonds. USA is licensed in 43 states and the District of Columbia with most of its business generated in Texas.

     The Company's strategy is to continue the underwriting focus of each of its operating units and to achieve growth from cross-marketing opportunities and building upon the established traditions of high-quality service and long-term relationships.

A.M. BEST RATINGS

     Western Surety and USA are currently rated A+ (Superior) and A (Excellent), respectively, by A.M. Best Company, Inc. ("A.M. Best"). Through intercompany reinsurance and related agreements, CNA Surety's customers will continue to have access to CCC's broader underwriting capacity. CCC is currently rated A by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to D (Poor) with A++ being highest. An A+ (Superior) rating is assigned to those companies which A.M. Best believes have achieved superior overall performance when compared to the norms of the property and casualty insurance industry. A+ (Superior) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. A rating of A (Excellent) is assigned to those companies which A.M. Best believes have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations.

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

     In 1997, CNA Surety expanded into the international surety and credit insurance market through a 50% U.S. dollar denominated quota share treaty with an affiliate of CCC, CNA Reinsurance Company Limited (London). Western Surety assumed $10.0 million and $10.1 million of premium through this relationship in 1998 and 1997, respectively. The assumed business is predominately European based risks, approximately 86% of which is credit insurance and 14% is surety and fidelity. Credit insurance provides protection against abnormal losses from unpaid accounts receivable.

     CNA Surety also writes E&O policies through its subsidiary Western Surety for three classes of insureds: notaries public, tax preparers and insurance agents and brokers. The notary public E&O policy is marketed as a companion product to the notary public bond and the tax preparer E&O policy is marketed to small tax return preparation firms. Western Surety introduced an insurance agents' and brokers' E&O insurance product in 1994 and expanded this product to 41 states as of December 31, 1998.

     The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of bonds and policies in force and the respective percentages of the total for the past three years. All tables in this section contain information reflecting the pro forma combined operations of CNA Surety, including Western Surety and USA results prior to the Merger Date. As such, the financial information is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety (amounts in thousands, except average bond amounts):

                                                               GROSS WRITTEN PREMIUMS
                                        ---------------------------------------------------------------------
                                                                                  PRO FORMA
                                                                 --------------------------------------------
                                                      % OF                     % OF                     % OF
                                          1998        TOTAL        1997        TOTAL        1996        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................      $132,242       47.5%     $123,014       46.2%     $124,477       49.6%
Commercial:
  License and permit..............        66,394       23.9        64,614       24.3        61,163       24.3
  Judicial and fiduciary..........        26,557        9.5        26,555       10.0        25,512       10.1
  Public official.................        16,430        5.9        16,705        6.3        15,830        6.3
  International and other.........        11,665        4.2        11,788        4.4         1,907        0.8
                                        --------      -----      --------      -----      --------      -----
  Total commercial................       121,046       43.5       119,662       45.0       104,412       41.5
                                        --------      -----      --------      -----      --------      -----
Fidelity..........................        17,113        6.2        16,760        6.2        16,123        6.4
E&O policies and other............         7,823        2.8         6,982        2.6         6,402        2.5
                                        --------      -----      --------      -----      --------      -----
                                        $278,224      100.0%     $266,418      100.0%     $251,414      100.0%
                                        ========      =====      ========      =====      ========      =====

                                                                NET WRITTEN PREMIUMS
                                        ---------------------------------------------------------------------
                                                                                  PRO FORMA
                                                                 --------------------------------------------
                                                      % OF                     % OF                     % OF
                                          1998        TOTAL        1997        TOTAL        1996        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................      $127,114       47.0%     $118,138       45.9%     $118,268       50.3%
Commercial........................       120,638       44.6       117,162       45.6        96,421       41.0
Fidelity..........................        17,096        6.3        16,748        6.5        16,076        6.8
E&O policies and other............         5,754        2.1         5,019        2.0         4,421        1.9
                                        --------      -----      --------      -----      --------      -----
                                        $270,602      100.0%     $257,067      100.0%     $235,186      100.0%
                                        ========      =====      ========      =====      ========      =====

                                                           DOMESTIC BOND/POLICIES IN FORCE
                                        ---------------------------------------------------------------------
                                                                                  PRO FORMA
                                                                 --------------------------------------------
                                                      % OF                     % OF                     % OF
                                          1998        TOTAL        1997        TOTAL        1996        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................           200       11.1%           30        1.7%           26        1.5%
Commercial........................         1,276       70.7         1,471       82.0         1,466       83.9
Fidelity..........................            98        5.4            99        5.5            98        5.6
E&O policies and other............           232       12.8           193       10.8           157        9.0
                                        --------      -----      --------      -----      --------      -----
                                           1,806      100.0%        1,793      100.0%        1,747      100.0%
                                        ========      =====      ========      =====      ========      =====
Average domestic bond
  penalty/policy limit(1).........      $ 29,377                 $ 25,802                 $ 24,883
                                        ========                 ========                 ========

-------------------------

(1) The average bond penalty is a measure of the average limit of liability associated with in force contract and commercial surety bonds at each reporting period.

     In 1998, the agency with which CNA Surety did the most business generated approximately $3.0 million of gross written premiums, or 1.1% of aggregate gross written premiums. The ten agencies which did the most business with CNA Surety produced a total of $17.5 million or 6.3% of aggregate gross written premiums. In addition, $46.5 million of gross written premiums were generated from national brokers during 1998 with the largest national broker generating $14.6 million of gross written premiums.

MARKETING

     The Company principally markets its products in all 50 states, as well as the District of Columbia and Puerto Rico. Its products are marketed primarily through independent producers, including multi-line agents and brokers such as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CNA Surety enjoys broad national distribution of its products, which are marketed through approximately 37,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. In addition, the Company employs 58 full-time salaried marketing representatives to continually service its vast producer network. Relationships with these independent producers are maintained through the Company's 47 local branch offices.

     The following table sets forth the distribution of the domestic business of CNA Surety, by state based upon gross written premiums in each of the last three years:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                                   PRO FORMA
                                                          ---------------------------
                                                          1998       1997       1996
                                                          ----       ----       ----
Gross Written Premiums by State:
  Texas...............................................     13.1%      12.7%      13.3%
  California..........................................      7.4        7.0        7.8
  Florida.............................................      5.5        5.6        5.8
  Illinois............................................      4.9        4.0        4.1
  New York............................................      4.5        4.5        4.8
  Pennsylvania........................................      3.8        3.8        3.6
  Michigan............................................      3.2        3.3        3.1
  All Other...........................................     57.6       59.1       57.5
                                                          -----      -----      -----
     Total............................................    100.0%     100.0%     100.0%
                                                          =====      =====      =====

     Contract Surety

     With respect to the contract surety business, the core focus for the Company is contractors with less than $50 million in contracted work in progress. This segment is comprised of small contractors (less than $5 million in work in progress), medium contractors ($5-$25 million) and the lower end of the large contractors (greater than $25 million). These small and medium contractors, as a group, represent a significant portion of the United States construction market. The Company has a small number of accounts with contracted work in progress in excess of $150 million, the majority of which have been clients of the Company's predecessor for more than ten years. Some of these accounts are maintained on a "co-surety" or joint insurer basis with other sureties in order to manage aggregate exposure.

     The Company's USA unit continues to focus its marketing efforts on serving the needs of small and specialty contractors. Contract bonds underwritten by USA are primarily contractor performance and payment bonds in amounts under $3.0 million. The Company utilizes Western Surety's diverse agency relationships and its nationwide branch structure to expand the geographic and agency distribution of USA's small and specialty contract surety business.

     CNA Surety also participates in the non-standard contract surety market, utilizing the federal government's Small Business Administration ("SBA") surety bond guarantee programs. These programs provide that the SBA assumes 70% -- 90% of the coverage in exchange for 10% -- 30% of the premium.

     Commercial Surety

     A large portion of the commercial surety market is comprised of small obligations represented by licenses and permits that are routine in nature and require minimal underwriting. Customers are focused principally on prompt and efficient service.

     The Company continues to focus its marketing efforts on this small commercial bond market through its Sioux Falls service center. In this market segment, CNA Surety emphasizes one-day response service, easy-to-use forms and an extensive array of commercial bond products. In addition, independent agents are provided pre-executed bond forms, powers of attorney, and facsimile authorizations that allow them to issue many standard bonds in their offices.

     While a large portion of the commercial surety market is represented by small entities, CNA Surety also seeks to service the bonding needs of larger, "Fortune 1000" firms, where a high level of technical and underwriting skill is required. These larger customers are sophisticated, professional buyers of commercial surety bonds who demand exceptional service and business expertise at a reasonable cost. CNA Surety maintains a specific underwriting staff in its Chicago home office and other underwriting centers across the country dedicated to the "Fortune 1000" market.

     CNA Surety's insurance subsidiaries direct their marketing to particular industries or classes of bonds on a broad basis. For instance, the Company maintains programs directed at notary bonds, mortgage broker compliance bonds, games of chance bonds (guaranteeing payment of prizes from promotional games) and grain warehouse dealer bonds (protecting funds associated with grain storage).

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

     CNA Surety also targets various products in the surety and fidelity bond market which are characterized by relatively low-risk exposure and small bond amounts. The underwriting criteria, including the extent of bonding authority granted to independent agents, varies depending on the class of business and the type of bond. For example, relatively little underwriting information is typically required of certain low-exposure risks such as notary bonds.

COMPETITION

     The surety and fidelity market is highly competitive. According to 1997 data from A.M. Best, the U.S. market aggregates approximately $3.6 billion in direct written premiums, comprised of approximately $2.7 billion in surety premiums and approximately $0.9 billion in fidelity premiums. The large diversified insurance companies hold the largest market shares. For example, the 20 largest surety companies account for nearly 73% of the surety market. On a pro forma basis for 1997, CNA Surety was the largest surety provider with an 8.9% market share.

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

REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies to limit their exposure to loss. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not ordinarily relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance contracts. The Company only places its insurance subsidiaries' reinsurance with qualified carriers after conducting a detailed review of the nature of the obligation and a thorough assessment of the reinsurers' credit qualifications and claims settlement performance and capabilities. The reinsurance coverages and terms are tailored to the specific risk characteristics of the underlying products of the Company.

     For contract and commercial surety business an excess of loss reinsurance program is in effect. The Excess of Loss Contract provides the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provides $75 million of coverage in excess of the $55 million of coverage provided to the insurance subsidiaries by third party reinsurers, which is in turn in excess of the $5 million of coverage per principal to be retained by the CNA Surety insurance subsidiaries. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provides additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. The Excess of Loss Contracts collectively provide coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written, renewed or assumed during the term of the Excess of Loss Contracts. CCC is also obligated to act as a joint insurer, or "co-surety," for business covered by the Excess of Loss Contract when requested by the CNA Surety insurance subsidiaries. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries pay to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The CNA Surety insurance subsidiaries paid $80,000 for all minimum quarterly premiums due through September 30, 1998 during the period from September 30, 1997 (date of inception) through December 31, 1997. CNA Surety insurance subsidiaries paid the remaining $20,000 in premium for 1998 for Excess of Loss Contract and the $20,000 in minimum quarterly premiums for the Second Excess of Loss Contract during the year ended December 31, 1998. There were no amounts due to CCC under the Excess of Loss Contract and Second Excess of Loss Contract as of December 31, 1998. Both Excess of Loss Contracts have been made effective immediately following the Merger Date and continue for a period of five years from the Merger Date. For the USA business only, the Company has per principal reinsurance coverage of 85% of losses up to $4.9 million in excess of $100,000. The Company limits its net retention on its insurance agents and brokers E&O liability insurance product to 20% through a third party quota share reinsurance agreement.

     At December 31, 1998, CNA Surety's largest reinsurance receivable, including prepaid reinsurance premiums of $1.0 million, was approximately $3.4 million with a company rated A++ (Superior) by A.M. Best.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     CNA Surety's insurance subsidiaries employ generally accepted reserving approaches in establishing the estimated liability for unpaid loss and loss adjustment expenses that give consideration to the inherent difficulty and variability in the estimation process. In addition, CNA Surety utilizes an independent actuarial firm of national standing to conduct periodic reviews of claim procedures and loss reserving practices, and annually obtains actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of its principal insurance subsidiaries.

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

     A table is included in Note 8 to the Consolidated Financial Statements of the 1998 Annual Report to Shareholders which presents a table of the activity in the reserves for unpaid losses and loss adjustment expenses for the Company and the Predecessor. This table highlights the impact of revisions to the estimated liability established in prior years.

     The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting principles ("SAP") for the year ended December 31, 1998 (dollars in thousands):

Net reserves at end of year, GAAP basis.....................    $142,034
Ceded reinsurance, net of salvage and subrogation...........       7,986
                                                                --------
Gross reserves at end of year, GAAP basis...................     150,020
Estimated salvage and subrogation recoverable (gross of
  reinsurance), not anticipated under SAP...................      11,931
Estimated reinsurance recoverable netted against gross
  reserves for SAP..........................................     (13,710)
                                                                --------
Gross reserves at end of year, SAP basis....................    $148,241
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

     The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The loss reserve development table reflects, on a pro forma basis, the reserves of the Predecessor and Capsure since 1988 and CIC since its acquisition in May of 1995. Such historical development is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety nor of future operating results.

                                                       AS OF DECEMBER 31,
                         ------------------------------------------------------------------------------
                          1988      1989      1990      1991      1992      1993      1994       1995
                          ----      ----      ----      ----      ----      ----      ----       ----
                                                     (DOLLARS IN THOUSANDS)
Net reserves for losses
  and loss adjustment
  expenses.............  $60,959   $58,685   $69,733   $60,425   $61,998   $64,627   $70,398   $147,911
Net Paid (Cumulative)
  as of:
  One year later.......   11,700     7,618    13,456    16,287    17,636    12,923    12,018     42,552
  Two years later......   15,221    13,540    22,330    24,295    25,854    19,671    18,149     43,179
  Three years later....   17,823    18,033    26,835    29,857    29,495    21,990    21,229     46,782
  Four years later.....   20,723    20,758    31,591    31,273    30,582    23,070    22,313         --
  Five years later.....   22,575    22,089    32,133    31,909    30,817    23,864        --         --
  Six years later......   23,271    25,441    32,352    32,354    32,150        --        --         --
  Seven years later....   24,515    23,457    32,993    32,419        --        --        --         --
  Eight years later....   24,529    23,849    33,033        --        --        --        --         --
  Nine years later.....   24,877    23,839        --        --        --        --        --         --
  Ten years later......   24,858        --        --        --        --        --        --         --
Net Reserves
  Re-estimated as of:
  End of initial
    year...............   60,959    58,685    69,733    60,425    61,998    64,627    70,398    147,911
  One year later.......   49,285    53,486    50,822    58,644    58,603    54,568    51,471    132,267
  Two years later......   44,495    39,131    51,330    51,511    54,585    44,749    44,135    103,466
  Three years later....   36,635    39,978    46,439    46,826    47,911    38,972    38,829    101,745
  Four years later.....   37,200    34,357    42,946    42,212    42,542    28,094    38,628         --
  Five years later.....   32,134    31,405    40,747    39,945    33,699    30,335        --         --
  Six years later......   29,816    31,777    38,131    36,164    37,188        --        --         --
  Seven years later....   29,392    26,646    36,179    37,695        --        --        --         --
  Eight years later....   26,831    25,464    37,853        --        --        --        --         --
  Nine years later.....   25,514    28,027        --        --        --        --        --         --
  Ten years later......   27,842        --        --        --        --        --        --         --
                         =======   =======   =======   =======   =======   =======   =======   ========
Total net (deficiency)
  redundancy...........  $33,117   $30,658   $31,880   $22,730   $24,810   $34,292   $31,770   $ 46,166
                         =======   =======   =======   =======   =======   =======   =======   ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original estimate....     54.3%     52.2%     45.7%     37.6%     40.0%     53.1%     45.1%      31.2%
                         =======   =======   =======   =======   =======   =======   =======   ========

                               AS OF DECEMBER 31,
                         ------------------------------
                           1996       1997       1998
                           ----       ----       ----
                             (DOLLARS IN THOUSANDS)
Net reserves for losses
  and loss adjustment
  expenses.............  $137,064   $122,725   $142,034
Net Paid (Cumulative)
  as of:
  One year later.......     9,866     19,595         --
  Two years later......    20,171         --         --
  Three years later....        --         --         --
  Four years later.....        --         --         --
  Five years later.....        --         --         --
  Six years later......        --         --         --
  Seven years later....        --         --         --
  Eight years later....        --         --         --
  Nine years later.....        --         --         --
  Ten years later......        --         --         --
Net Reserves
  Re-estimated as of:
  End of initial
    year...............   137,064    122,725    142,034
  One year later.......    96,178    118,373         --
  Two years later......    90,796         --         --
  Three years later....        --         --         --
  Four years later.....        --         --         --
  Five years later.....        --         --         --
  Six years later......        --         --         --
  Seven years later....        --         --         --
  Eight years later....        --         --         --
  Nine years later.....        --         --         --
  Ten years later......        --         --         --
                         ========   ========   ========
Total net (deficiency)
  redundancy...........  $ 46,268   $  4,352   $     --
                         ========   ========   ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original estimate....      33.8%       3.7%        --
                         ========   ========   ========

ASBESTOS AND ENVIRONMENTAL CLAIMS

     The Company does not typically bond contractors that specialize in hazardous environmental remediation work. The Company does however bond several accounts that have incidental environmental exposure with respect to which the Company provides limited bonding programs. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights in the completion of a defaulted project or through salvage recovery.

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

     Western Surety is domiciled in South Dakota and licensed in all 50 states and the District of Columbia. SBCA is domiciled in South Dakota and licensed in 23 states. USA is domiciled in Texas and licensed in 43 states and the District of Columbia.

     Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the Consolidated Financial Statements of the 1998 Annual Report to Shareholders. Without prior regulatory approval in 1999, CNA Surety's insurance subsidiaries may pay stockholder dividends of $32.7 million in the aggregate. For the year ended December 31, 1998, CNA Surety received $6.6 million in dividends from its insurance subsidiaries.

     CNA Surety's insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities. The South Dakota Department of Commerce and Regulation -- Division of Insurance (the "South Dakota Department") conducted its financial and market conduct examination of Western Surety for the five year period ended December 31, 1996. The South Dakota Department made a finding of non-compliance with respect to the Company's practices regarding return of premiums and recommended that Western Surety change its current procedures regarding the return of premiums. The regulation in question was subsequently amended to exclude surety products which eliminated any non-compliance by the Company. The Texas

Department of Insurance conducted its last examination of USA's financial matters as of December 31, 1996. There were no significant issues noted which required corrective action by any of the insurance subsidiaries.

     Certain states in which CNA Surety's insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety's results of operations in 1998.

     Western Surety and USA each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. The underwriting limitations of Western Surety and USA, based on each insurer's statutory surplus, are currently $12.5 million and $1.4 million, respectively. Through intercompany reinsurance and related agreements with CCC, CNA Surety has access to CCC's $452.2 million U.S. Treasury underwriting limitation.

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

EMPLOYEES

     As of December 31, 1998, the Company employed 848 persons. Since its emergence from bankruptcy in 1986, Capsure has not experienced any work stoppages nor has CCC Surety Operations ever experienced a work stoppage. Management of CNA Surety believes its relations with its employees are good.

ITEM 2. PROPERTIES

     CNA Surety leases its executive offices and its shared branch locations with CCC under an Administrative Services Agreement. CNA Surety currently uses approximately 109,000 square feet and related personal property at 42 branch locations and its home and executive offices (17,748 square feet), in Chicago, Illinois. CNA Surety's annual rent for this space is approximately $2.0 million. CNA Surety may terminate its use of these locations as set forth in the Administrative Services Agreement, without penalty, by providing CCC with 60 days written notice.

     Western Surety leases office space for its executive offices at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2002. Western Surety's office space, consisting of approximately 81,600 square feet, is leased from a partnership in which Western Surety owns a 50% interest. The annual rent, which is subject to annual adjustments, was $1.5 million as of December 31, 1998. Western Surety also leases a 7,900 square foot branch office in Dallas, Texas. Annual rent for the branch office was $0.2 million and the lease expires in 1999. USA leases office space for its executive offices at 950 Echo Lane, Suite 250, Houston,

Texas, under a lease terminating in 2001 with an annual rent of $0.2 million. USA also leases space for 4 branch offices for an additional annual rent of approximately $0.1 million.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") trades on the New York Stock Exchange under the symbol SUR. On March 15, 1999, the last reported sale price for the Common Stock was $13.00 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 1998 and the fourth quarter of 1997. Prior to September 30, 1997 the Company was not publicly traded.

                                                                 HIGH      LOW
                                                                 ----      ---
1998
  1st Quarter...............................................    $16.38    $14.38
  2nd Quarter...............................................    $16.75    $13.00
  3rd Quarter...............................................    $15.19    $12.56
  4th Quarter...............................................    $15.88    $13.06
1997
  4th Quarter...............................................    $16.50    $12.88

     The number of stockholders of record of Common Stock on March 15, 1999, was approximately 2,000.

DIVIDENDS

     On May 19, 1998, the CNA Surety Board of Directors adopted a dividend policy under which the Company intends to pay a quarterly dividend beginning in the fourth quarter of 1998. The initial quarterly dividend was 8 cents per share and was paid on December 28, 1998. The declaration and payment of dividends to holders of Common Stock, including the amount and frequency of such dividends, is at the discretion of the board and depends upon many factors, including CNA Surety's financial condition, operating characteristics, projected earnings and growth, capital requirements of its insurance subsidiaries, debt service obligations and such other factors as the Board deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial information has been derived from the Consolidated Financial Statements and notes thereto which appear in the 1998 Annual Report to Shareholders and are incorporated herein by reference.

     CNA Surety Corporation is a newly formed holding company for the combined surety business of CNAF and Capsure. Pursuant to a reorganization agreement, CNAF and Capsure merged their respective operations at the close of business on September 30, 1997. The surety operations of CNAF are referred to as CCC Surety Operations ("Predecessor"). For a more detailed description of the merger transactions and their effects on the Company's financial data, see the Consolidated Financial Statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 1998 Annual Report to Shareholders which are incorporated herein by reference.

     The following information presented for CNA Surety is for the year ended December 31, 1998 and the period from September 30, 1997 (date of inception) through December 31, 1997 and as of December 31, 1998 and 1997. Selected financial data of the Predecessor is presented on the following page.

                                                                  1998          1997
                                                                  ----          ----
                                                                (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Total revenues(1)...........................................    $283,840      $ 71,284
                                                                ========      ========
Gross written premiums......................................    $278,224      $ 72,755
                                                                ========      ========
Net written premiums........................................    $270,602      $ 73,989
                                                                ========      ========
Net earned premiums.........................................    $258,737      $ 65,433
                                                                ========      ========
Underwriting income(2)......................................    $ 61,773      $ 15,086
Net investment income.......................................      24,259         5,766
Net realized investment gains...............................         844            85
Interest expense............................................       7,218         1,831
Amortization of intangible assets...........................       5,900         1,447
                                                                --------      --------
Income before income taxes..................................      73,758        17,659
Income taxes................................................      28,243         6,663
                                                                --------      --------
Net income..................................................    $ 45,515      $ 10,996
                                                                ========      ========
Basic and diluted earnings per common share.................    $   1.04      $   0.25
                                                                ========      ========
Loss ratio(2)...............................................        17.4%         18.5%
Expense ratio...............................................        58.7          58.4
                                                                --------      --------
Combined ratio(2)...........................................        76.1%         76.9%
                                                                ========      ========
Invested assets and cash....................................    $505,355      $419,667
Intangible assets, net of amortization......................     156,062       161,962
Total assets................................................     819,370       725,131
Insurance reserves..........................................     333,728       302,168
Long-term debt..............................................     113,000       118,000
Total liabilities...........................................     509,473       468,399
Stockholders' equity........................................     309,897       256,732
Book value per share........................................    $   7.03      $   5.93
Dividends paid per share....................................    $   0.08      $     --

-------------------------
(1) Includes investment income and investment gains for CNA Surety for the year ended December 31, 1998 and for the period from September 30, 1997 (date of inception) through December 31, 1997.

(2) Includes the effect of recording revisions of prior year reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions, all of which were favorable, were $4,352, or 1.7%, for the year ended December 31, 1998 and $647, or 1.0%, for the period from September 30, 1997 (date of inception) through December 31, 1997.

     The following information of the Predecessor is presented for the three months ended December 31, 1996, for the nine months ended September 30, 1997 and 1996 and for the years ended December 31, 1996, 1995 and 1994. The selected financial information of the Predecessor does not include data with respect to assets, liabilities (other than insurance reserves) and equity because CNAF did not customarily allocate the investment portfolio or equity of its operating subsidiaries to its business units like CCC Surety Operations.

                                    THREE        NINE MONTHS ENDED
                                    MONTHS         SEPTEMBER 30,             YEARS ENDED DECEMBER 31,
                                    ENDED      ----------------------    --------------------------------
                                   12/31/96      1997          1996        1996      1995(1)       1994
                                   --------      ----          ----        ----      -------       ----
                                                           (DOLLARS IN THOUSANDS)
Gross written premiums.........    $ 40,654    $116,075      $114,554    $155,208    $136,605    $ 94,182
                                   ========    ========      ========    ========    ========    ========
Net written premiums...........    $ 37,641    $108,630      $106,263    $143,904    $122,012    $ 82,064
                                   ========    ========      ========    ========    ========    ========
Net earned premiums............    $ 36,767    $108,564      $112,302    $149,069    $130,603    $ 77,981
Net loss and LAE(2)............       9,394     (11,516)       23,612      33,006      32,440       8,580
Amortization of deferred policy
  acquisition costs(3).........      16,665      48,075        49,717      66,382      58,243      34,202
Other direct expenses..........       4,631      10,173         8,637      13,268      11,840       6,716
Policyholders' dividends.......         324       1,426         1,641       1,965       1,508       1,009
                                   --------    --------      --------    --------    --------    --------
Excess of net earned premiums
  over direct operating
  expenses before income
  taxes(2) (3).................    $  5,753    $ 60,406      $ 28,695    $ 34,448    $ 26,572    $ 27,474
                                   ========    ========      ========    ========    ========    ========
Loss ratio(2)..................        25.6%      (10.6)%        21.0%       22.1%       24.8%       11.0%
Expense ratio(3)...............        58.8        55.0          53.4        54.8        54.8        53.8
                                   --------    --------      --------    --------    --------    --------
Combined ratio(2)(3)...........        84.4%       44.4%         74.4%       76.9%       79.6%       64.8%
                                   ========    ========      ========    ========    ========    ========
Insurance reserves(4)..........    $214,828    $183,491      $210,340    $214,828    $239,716    $111,695

-------------------------
(1) CNAF acquired The Continental Insurance Company ("Continental") in May 1995. Results include the surety operations of Continental since its acquisition in May 1995 which affects the comparability of financial information.

(2) Includes the effect of recording releases of prior year loss reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions, all of which were net reductions, were $1,232, or 3.4%, for the three months ended December 31, 1996, $35,000, or 32.2%, and $8,510, or 7.6%, for the nine months ended September 30, 1997 and 1996, respectively, and $9,742, or 6.5%, $10,846, or 8.3%, and $8,454, or 10.8%,
    for the years ended December 31, 1996, 1995, and 1994, respectively.

(3) Does not include the effects of certain general and administrative expenses, which are indirect or overhead in nature, since such costs were not historically allocated to the CCC Surety Operations by CNAF or its subsidiaries. Accordingly, the comparability of this data to other data that include such costs is affected.

(4) The insurance reserves include both loss and loss adjustment expense and unearned premium reserves. These reserves are shown before the effects of ceded reinsurance. In accordance with the reorganization and related reinsurance agreements, these reserves, as of the Merger Date, were transferred to Western Surety, net of reinsurance which totaled $9,979 and $23,876 for the nine months ended September 30, 1997 and 1996 and $21,779, $31,060, and $21,098 at December 31, 1996, 1995, and 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from pages 13 through 28 of the 1998 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

     Incorporated herein by reference from page 23 of the 1998 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL:

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Income for the Year Ended December 31, 1998 and the
     Period from September 30, 1997 (date of inception) through December 31, 1997 and Statements of Certain Revenues and Direct Operating Expenses of the Predecessor for the Nine Months Ended September 30, 1997 and Year Ended December 31, 1996

Consolidated Statements of Changes in Stockholders' Equity for the Year Ended
     December 31, 1998 and the Period from September 30, 1997 (date of inception) through December 31, 1997

Consolidated Statements of Cash Flows for the Year Ended December 31, 1998 and
     the Period from September 30, 1997 (date of inception) through December 31, 1997

Notes to Consolidated Financial Statements

Independent Auditors' Report

     The above Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and the Independent Auditors' Report are incorporated herein by reference from pages 29 through 49 of the 1998 Annual Report to Shareholders.

                                                                PAGE
                                                                ----
FINANCIAL STATEMENT SCHEDULES:
Schedule I -- Summary of Investments........................     20
Schedule II -- Condensed Financial Information of
  Registrant................................................     21
Schedule III -- Supplementary Insurance Information.........     24
Schedule IV -- Reinsurance..................................     25
Schedule V -- Valuation and Qualifying Accounts.............     26
Schedule VI -- Supplemental Information Concerning
  Property -- Casualty Insurance Operations.................     27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                          EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 11, 1999, not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                PAGE
                                                                ----
     (a)(1) Financial Statements:
             A separate index to the Consolidated Financial
             Statements is presented in Part II, Item 8. ...     17

     (a)(2) Financial Statement Schedules:
             Independent Auditors' Report...................     19
             Schedule I -- Summary of Investments...........     20
             Schedule II -- Condensed Financial Information
             of Registrant..................................     21
             Schedule III -- Supplementary Insurance
             Information....................................     24
             Schedule IV -- Reinsurance.....................     25
             Schedule V -- Valuation and Qualifying
             Accounts.......................................     26
             Schedule VI -- Supplemental Information
             Concerning Property -- Casualty Insurance
             Operations.....................................     27

     (a)(3) Exhibits........................................     28

     (b) Reports on Form 8-K:

     November 13, 1998: CNA Surety announces 17% increase in quarterly underwriting income.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
CNA Surety Corporation

     We have audited the consolidated balance sheets of CNA Surety Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1998 and for the period from September 30, 1997 (date of inception) through December 31, 1997, and have also audited the special-purpose statements of certain revenues and direct operating expenses of CCC Surety Operations, a business unit of CNA Financial Corporation, for the year ended December 31, 1996 and for the nine month period ended September 30, 1997, and have issued our report thereon dated February 8, 1999. Such consolidated financial statements and report are included in the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedules listed in the Index at Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Chicago, Illinois
February 8, 1999

                                                                      SCHEDULE I

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                        AS OF DECEMBER 31, 1998 AND 1997

                                                                    AS OF DECEMBER 31, 1998
                                                                --------------------------------
                                                                              FAIR      CARRYING
                                                                  COST       VALUE       VALUE
                                                                  ----       -----      --------
                                                                     (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...    $130,506    $133,280    $133,280
  States, municipalities and political subdivisions.........     206,264     208,238     208,238
  All other corporate bonds.................................      82,096      82,396      82,396
                                                                --------    --------    --------
       Total fixed income securities........................     418,866    $423,914     423,914
                                                                --------    ========    --------
Short-term investments......................................      57,865                  57,865
Other investments...........................................       5,867                   5,830
                                                                --------                --------
       Total investments....................................    $482,598                $487,609
                                                                ========                ========

                                                                    AS OF DECEMBER 31, 1997
                                                                --------------------------------
                                                                              FAIR      CARRYING
                                                                  COST       VALUE       VALUE
                                                                  ----       -----      --------
                                                                     (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...    $182,238    $182,721    $182,721
  States, municipalities and political subdivisions.........       3,556       3,570       3,570
  All other corporate bonds.................................      79,751      80,010      80,010
                                                                --------    --------    --------
       Total fixed income securities........................     265,545    $266,301     266,301
                                                                --------    ========    --------
Short-term investments......................................     147,235                 147,235
Other investments...........................................       6,027                   6,001
                                                                --------                --------
       Total investments....................................    $418,807                $419,537
                                                                ========                ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                                 BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                         ----------------------
                                                                           1998         1997
                                                                           ----         ----
                                                                         (AMOUNTS IN THOUSANDS)
                           ASSETS
Investments in and advances to subsidiaries............................  $405,141     $368,843
Short-term investments.................................................    14,492        7,021
Cash...................................................................    15,919           26
Other assets...........................................................     1,303        1,421
                                                                         --------     --------
     Total assets......................................................  $436,855     $377,311
                                                                         ========     ========
                        LIABILITIES
Long-term debt.........................................................  $113,000     $118,000
Other liabilities......................................................    13,958        2,579
                                                                         --------     --------
     Total liabilities.................................................   126,958      120,579
                                                                         ========     ========
                    STOCKHOLDERS' EQUITY
Common stock...........................................................       441          433
Additional paid-in capital.............................................   253,215      244,829
Retained earnings......................................................    52,984       10,996
Accumulated other comprehensive income.................................     3,257          474
                                                                         --------     --------
     Total stockholders' equity........................................   309,897      256,732
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $436,855     $377,311
                                                                         ========     ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                              STATEMENTS OF INCOME

                                                                                SEPTEMBER 30,
                                                                                  (DATE OF
                                                                                 INCEPTION),
                                                                 YEAR ENDED        THROUGH
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    -------------
                                                                   (AMOUNTS IN THOUSANDS)
Revenues:
  Net investment income.....................................      $   695          $    33
                                                                  -------          -------
     Total revenues.........................................          695               33
                                                                  -------          -------
Expenses:
  Interest expense..........................................        7,218            1,831
  Corporate expense.........................................        3,062            1,364
                                                                  -------          -------
     Total expenses.........................................       10,280            3,195
                                                                  -------          -------
Loss from operations before income taxes and equity in net
  income of subsidiaries....................................       (9,585)          (3,162)
Income taxes................................................       (3,399)          (1,107)
                                                                  -------          -------
Net loss before equity in net income of
  subsidiaries -- Parent Company only.......................       (6,186)          (2,055)
Equity in net income of subsidiaries........................       51,701           13,051
                                                                  -------          -------
Net income..................................................      $45,515          $10,996
                                                                  =======          =======

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS

                                                                                SEPTEMBER 30,
                                                                                  (DATE OF
                                                                                 INCEPTION),
                                                                 YEAR ENDED        THROUGH
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    -------------
                                                                   (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss before equity in net income of subsidiaries --
     Parent Company only....................................      $ (6,186)       $  (2,055)
     Cash dividends from subsidiaries.......................         6,610            4,970
     Tax payments received from subsidiaries................        28,499            2,449
     Federal and state income tax payments..................       (17,750)              --
     Adjustments to reconcile net loss to net cash provided
      by operating activities:
       Other assets and liabilities.........................           749           (1,368)
                                                                  --------        ---------
Net cash provided by operating activities...................        11,922            3,996
                                                                  --------        ---------
INVESTING ACTIVITIES:
  Net advances from (to) subsidiaries.......................        11,935          (65,075)
  Capital contribution to Western Surety Company............            --          (50,000)
  Changes in short-term investments.........................        (7,471)          (7,021)
                                                                  --------        ---------
Net cash provided by (used in) investing activities.........         4,464         (122,096)
                                                                  --------        ---------
FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................            --          118,000
  Principal payments on long-term debt......................        (5,000)              --
  Proceeds from issuance of common stock....................         7,531               --
  Dividend to stockholders..................................        (3,527)              --
  Other.....................................................           503              126
                                                                  --------        ---------
Net cash (used in) provided by financing activities.........          (493)         118,126
                                                                  --------        ---------
Increase in cash............................................        15,893               26
Cash at beginning of period.................................            26               --
                                                                  --------        ---------
Cash at end of period.......................................      $ 15,919        $      26
                                                                  ========        =========

                                                                    SCHEDULE III

            CNA SURETY CORPORATION AND SUBSIDIARIES AND PREDECESSOR

                      SUPPLEMENTARY INSURANCE INFORMATION
              CNA SURETY CORPORATION AS OF AND FOR THE YEAR ENDED
                    DECEMBER 31, 1998 AND FOR THE YEAR ENDED
            DECEMBER 31, 1997 AND FOR THE PERIOD SEPTEMBER 30, 1997
                          (DATE OF INCEPTION) THROUGH
                  DECEMBER 31, 1997 AND PREDECESSOR AS OF AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                        AND YEAR ENDED DECEMBER 31, 1996

                                                                                          PREDECESSOR
                                                                SEPTEMBER 30,    -----------------------------
                                                                  (DATE OF           NINE
                                                                 INCEPTION)         MONTHS
                                                 YEAR ENDED        THROUGH           ENDED         YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,
                                                    1998            1997             1997             1996
                                                ------------    -------------    -------------    ------------
                                                                    (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs...........      $ 74,488        $ 64,144         $ 37,740         $ 37,689
                                                  ========        ========         ========         ========
Future policy benefits, losses, claims and
  loss expenses.............................      $150,020        $130,381         $ 88,914         $119,151
                                                  ========        ========         ========         ========
Unearned premiums...........................      $183,708        $171,787         $ 94,577         $ 95,677
                                                  ========        ========         ========         ========
Other policy claims and benefits payable....      $     --        $     --         $     --         $     --
                                                  ========        ========         ========         ========
Net premium revenue.........................      $258,737        $ 65,433         $108,564         $149,069
                                                  ========        ========         ========         ========
Net investment income.......................      $ 24,259        $  5,766         $     --         $     --
                                                  ========        ========         ========         ========
Benefits, claims, losses and settlement
  expenses..................................      $ 44,998        $ 12,134         $(11,516)        $ 33,006
                                                  ========        ========         ========         ========
Amortization of deferred policy acquisition
  costs.....................................      $105,420        $ 25,881         $ 48,075         $ 66,382
                                                  ========        ========         ========         ========
Other operating expenses....................      $ 46,546        $ 12,332         $ 11,599         $ 15,233
                                                  ========        ========         ========         ========
Net premiums written........................      $270,602        $ 73,989         $108,630         $143,904
                                                  ========        ========         ========         ========

                                                                     SCHEDULE IV

            CNA SURETY CORPORATION AND SUBSIDIARIES AND PREDECESSOR

                                  REINSURANCE
      CNA SURETY CORPORATION FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD SEPTEMBER 30, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
      AND PREDECESSOR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND THE
                          YEAR ENDED DECEMBER 31, 1996

                                                                                                 PERCENTAGE
                                                          CEDED TO      ASSUMED                  OF AMOUNT
                                               GROSS        OTHER      FROM OTHER      NET        ASSUMED
                                               AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
                                               ------     ---------    ----------     ------     ----------
                                                                 (AMOUNTS IN THOUSANDS)
CNA SURETY CORPORATION
YEAR ENDED DECEMBER 31, 1998
Premiums:
  Property and casualty insurance.........    $103,298     $ 7,564      $163,003     $258,737      63.0%
                                              --------     -------      --------     --------      -----
     Total premiums.......................    $103,298     $ 7,564      $163,003     $258,737      63.0%
                                              ========     =======      ========     ========      =====
SEPTEMBER 30, 1997 (DATE OF INCEPTION)
  THROUGH DECEMBER 31, 1997
Premiums:
  Property and casualty insurance.........    $ 27,159     $ 2,379      $ 40,653     $ 65,433      62.1%
                                              --------     -------      --------     --------      -----
     Total premiums.......................    $ 27,159     $ 2,379      $ 40,653     $ 65,433      62.1%
                                              ========     =======      ========     ========      =====
PREDECESSOR
NINE MONTHS ENDED SEPTEMBER 30, 1997
Premiums:
  Property and casualty insurance.........    $112,751     $ 6,221      $  2,034     $108,564       1.9%
                                              --------     -------      --------     --------      -----
     Total premiums.......................    $112,751     $ 6,221      $  2,034     $108,564       1.9%
                                              ========     =======      ========     ========      =====
YEAR ENDED DECEMBER 31, 1996
Premiums:
  Property and casualty insurance.........    $158,160     $11,520      $  2,429     $149,069       1.6%
                                              --------     -------      --------     --------      -----
     Total premiums.......................    $158,160     $11,520      $  2,429     $149,069       1.6%
                                              ========     =======      ========     ========      =====

                                                                      SCHEDULE V

            CNA SURETY CORPORATION AND SUBSIDIARIES AND PREDECESSOR

                       VALUATION AND QUALIFYING ACCOUNTS
        CNA SURETY CORPORATION FOR THE YEAR ENDED DECEMBER 31, 1998 AND
THE PERIOD SEPTEMBER 30, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997 AND
        PREDECESSOR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND THE
                          YEAR ENDED DECEMBER 31, 1996

                                                                   ADDITIONS
                                                            ------------------------
                                          BALANCE AT        CHARGED TO    CHARGED TO                      BALANCE
                                         BEGINNING OF       COSTS AND       OTHER                        AT END OF
                                            PERIOD           EXPENSES      ACCOUNTS     DEDUCTIONS(2)     PERIOD
                                         ------------       ----------    ----------    -------------    ---------
                                                                  (AMOUNTS IN THOUSANDS)
CNA SURETY CORPORATION
YEAR ENDED DECEMBER 31, 1998
  Allowance for possible losses on
     premiums receivable.............        $968             $1,041          $--           $(544)        $1,465
                                             ====             ======          ==            =====         ======
  Allowance for possible losses on
     reinsurance receivable..........        $ --             $   --          $--           $  --         $   --
                                             ====             ======          ==            =====         ======
SEPTEMBER 30, 1997 (DATE OF
  INCEPTION) THROUGH DECEMBER 31,
  1997
  Allowance for possible losses on
     premiums receivable.............        $893(1)          $  250          $--           $(175)        $  968
                                             ====             ======          ==            =====         ======
  Allowance for possible losses on
     reinsurance receivable..........        $ --             $   --          $--           $  --         $   --
                                             ====             ======          ==            =====         ======
PREDECESSOR
NINE MONTHS ENDED SEPTEMBER 30, 1997
  Allowance for possible losses on
     premiums receivable.............        $ --             $   --          $--           $  --         $   --
                                             ====             ======          ==            =====         ======
  Allowance for possible losses on
     reinsurance receivable..........        $ --             $   --          $--           $  --         $   --
                                             ====             ======          ==            =====         ======
YEAR ENDED DECEMBER 31, 1996
  Allowance for possible losses on
     premiums receivable.............        $ --             $   --          $--           $  --         $   --
                                             ====             ======          ==            =====         ======
  Allowance for possible losses on
     reinsurance receivable..........        $ --             $   --          $--           $  --         $   --
                                             ====             ======          ==            =====         ======

-------------------------
(1) Acquired balance of Capsure Holdings Corp. on September 30, 1997.

(2) Accounts charged against allowance.

                                                                     SCHEDULE VI

            CNA SURETY CORPORATION AND SUBSIDIARIES AND PREDECESSOR

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
     CNA SURETY CORPORATION AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998
          AND FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE PERIOD
        SEPTEMBER 30, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
              AND PREDECESSOR AS OF AND FOR THE NINE MONTHS ENDED
            SEPTEMBER 30, 1997 AND THE YEAR ENDED DECEMBER 31, 1996

                                                                SEPTEMBER 30,             PREDECESSOR
                                                                  (DATE OF       -----------------------------
                                                                 INCEPTION)       NINE MONTHS
                                                 YEAR ENDED        THROUGH           ENDED         YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,
                                                    1998            1997             1997             1996
                                                ------------    -------------    -------------    ------------
                                                                    (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs...........      $ 74,488        $ 64,144         $ 37,740         $ 37,689
                                                  ========        ========         ========         ========
Reserves for unpaid claims and claim
  adjustment expenses.......................      $150,020        $130,381         $ 88,914         $119,151
                                                  ========        ========         ========         ========
Discount (if any) deducted..................      $     --        $     --         $     --         $     --
                                                  ========        ========         ========         ========
Unearned premiums...........................      $183,708        $171,787         $ 94,577         $ 95,677
                                                  ========        ========         ========         ========
Net premium revenue.........................      $258,737        $ 65,433         $108,564         $149,069
                                                  ========        ========         ========         ========
Net investment income.......................      $ 24,259        $  5,766         $     --         $     --
                                                  ========        ========         ========         ========
Net claims and claim expenses incurred
  related to:
  Current year..............................      $ 49,350        $ 12,781         $ 23,484         $ 42,748
                                                  ========        ========         ========         ========
  Prior years...............................      $ (4,352)       $   (647)        $(35,000)        $ (9,742)
                                                  ========        ========         ========         ========
Amortization of deferred policy acquisition
  costs.....................................      $105,420        $ 25,881         $ 48,075         $ 66,382
                                                  ========        ========         ========         ========
Net paid claims and claim adjustment
  expenses..................................      $ 25,689        $  4,417         $  8,087         $ 43,448
                                                  ========        ========         ========         ========
Net premiums written........................      $270,602        $ 73,989         $108,630         $143,904
                                                  ========        ========         ========         ========

(A)(3) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2(1)     Reorganization Agreement dated as of December 19, 1996 among
          Capsure Holdings Corp., Continental Casualty Company, CNA
          Surety Corporation, Surety Acquisition Company and certain affiliates of Continental Casualty Company (filed on
          December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
          Form 8-K, and incorporated herein by reference).
 2(2)     First Amendment to the Reorganization Agreement dated as of
          July 14, 1997 among Capsure Holdings Corp., Continental
          Casualty Company, CNA Surety Corporation, Surety Acquisition
          Company and certain affiliates of Continental Casualty
          Company (filed on July 16, 1997 as Exhibit 2 to Capsure
          Holdings Corp.'s Form 8-K, and incorporated herein by
          reference).
 3(1)     Certificate of Incorporation of CNA Surety Corporation dated
          December 10, 1996 (filed on August 15, 1997 as Exhibit 3(1)
          to CNA Surety Corporation's Registration Statement on Form
          S-4 (Registration No. 333-33753), and incorporated herein by reference).
 3(2)     Amendment to Certificate of Incorporation of CNA Surety
          Corporation dated May 27, 1997 (filed on August 15, 1997 as
          Exhibit 3(2) to CNA Surety Corporation's Registration
          Statement on Form S-4 (Registration No. 333-33753), and
          incorporated herein by reference).
 3(3)     Bylaws of CNA Surety Corporation (filed on August 15, 1997 as Exhibit 3(3) to CNA Surety Corporation's Registration
          Statement on Form S-4 (Registration No. 333-33753), and
          incorporated herein by reference).
 3(4)     Amendment to Bylaws of CNA Surety Corporation (filed on
          September 23, 1998 as Exhibit 4(3) to CNA Surety
          Corporation's Registration Statement on Form S-8
          (Registration No. 333-64135), and incorporated herein by
          reference).
 4(1)     Specimen certificate of CNA Surety Corporation (filed on
          August 15, 1997 as Exhibit 4(1) to CNA Surety Corporation's
          Registration Statement on Form S-4 (Registration No.
          333-33753), and incorporated herein by reference).
 4(2)     Form of Registration Rights Agreement, between CNA Surety
          Corporation and Equity Capsure Limited Partnership (filed on
          August 15, 1997 as Exhibit 4(2) to CNA Surety Corporation's
          Registration Statement on Form S-4 (Registration No.
          333-33753), and incorporated herein by reference).
 9        Not applicable.
10(1)     Non-Competition and Non-Solicitation Agreement between
          Capsure Holdings Corp. and Frontier Insurance Company, dated as of May 22, 1996 (filed on August 15, 1997 as Exhibit
          10(9) to CNA Surety Corporation's Registration Statement on
          Form S-4 (Registration No. 333-33753), and incorporated
          herein by reference).
10(2)     Contract Surety Bond Reinsurance Agreement dated as of
          September 22, 1994 between Western Surety Company, a South
          Dakota corporation, and Universal Surety of America, a Texas corporation (filed on March 30, 1995 as Exhibit 10(23) to
          Capsure Holding Corp.'s Annual Report on Form 10-K, and
          incorporated herein by reference).
10(3)     Co-Employee Agreement dated as of September 22, 1994 between
          Western Surety Company and Universal Surety of America
          (filed on March 30, 1995 as Exhibit 10(24) to Capsure
          Holding Corp.'s Annual Report on Form 10-K, and incorporated herein by reference).
10(4)     Form of The CNA Surety Corporation Replacement Stock Option
          Plan (filed on August 15, 1997 as Exhibit 10(12) to CNA
          Surety Corporation's Registration Statement on Form S-4
          (Registration No. 333-33753), and incorporated herein by
          reference).
10(5)     Form of CNA Surety Corporation 1997 Long-Term Equity
          Compensation Plan (filed on August 15, 1997 as Exhibit
          10(13) to CNA Surety Corporation's Registration Statement on
          Form S-4 (Registration No. 333-33753), and incorporated
          herein by reference).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10(6)     Form of Aggregate Stop Loss Reinsurance Contract by and
          between Western Surety Company, Universal Surety of America,
          Surety Bonding Company of America and Continental Casualty
          Company (filed on December 27, 1996 as Exhibit 2 to Capsure
          Holdings Corp.'s Form 8-K, and incorporated herein by
          reference).
10(7)     Form of Surety Excess of Loss Reinsurance Contract by and
          between Western Surety Company, Universal Surety of America,
          Surety Bonding Company of America and Continental Casualty
          Company (filed on December 27, 1996 as Exhibit 2 to Capsure
          Holdings Corp.'s Form 8-K, and incorporated herein by
          reference).
10(8)     Form of Surety Quota Share Treaty by and between Western
          Surety Company and Continental Casualty Company (filed on
          December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
          Form 8-K, and incorporated herein by reference).
10(9)     Employment Agreement dated as of October 1, 1997 by and
          between CNA Surety Corporation and Dan L. Kirby (filed on
          March 20, 1998 as Exhibit 10(13) to CNA Surety Corporation's
          Annual Report on Form 10-K, and incorporated herein by
          reference).
10(10)    Employment Agreement dated as of October 3, 1997 by and
          between CNA Surety Corporation and Mark C. Vonnahme (filed on March 20, 1998 as Exhibit 10(13) to CNA Surety
          Corporation's Annual Report on Form 10-K, and incorporated herein by reference).
10(11)    Credit Agreement dated as of September 30, 1997, among CNA
          Surety Corporation, the lenders party thereto, and Chase
          Manhattan Bank, as Administrative Agent (filed on July 9,
          1998 as Exhibit 10(13) to CNA Surety Corporation's
          Registration Statement on Form S-1 (Registration No.
          333-56063), and incorporated herein by reference).
10(12)    Surety Second Excess of Loss Reinsurance Contract by and
          between Western Surety Company, Universal Surety of America,
          Surety Bonding Company of America and Continental Casualty
          Company (filed on July 9, 1998 as Exhibit 10(14) to CNA
          Surety Corporation's Registration Statement on Form S-1
          (Registration No. 333-56063), and incorporated herein by
          reference).
10(13)    Form of CNA Surety Corporation Non-Employee Directors
          Deferred Compensation Plan (filed on July 9, 1998 as Exhibit
          10(15) to CNA Surety Corporation's Registration Statement on
          Form S-1 (Registration No. 333-56063), and incorporated
          herein by reference).
11        Earnings per share computation.
12        Not Applicable.
13        1998 Annual Report to Shareholders.
21        Subsidiaries of the Registrant.
22        Not Applicable.
23        Consent of Deloitte & Touche LLP dated March 22, 1999.
24        Not Applicable.
27        Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNA SURETY CORPORATION

                                                /s/ MARK C. VONNAHME
                                           -------------------------------------
                                                     Mark C. Vonnahme
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

                                                /s/ JOHN S. HENEGHAN
                                           -------------------------------------
                                                     John S. Heneghan
                                            Vice President and Chief Financial
                                                         Officer
                                           (Principal Financial and Accounting
                                                         Officer)

Dated: March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     DATE                TITLE                             SIGNATURE
     ----                -----                             ---------

March 22, 1999   Chairman of the Board             /s/ ROBERT T. VAN GIESON
                 and Director            ---------------------------------------------
                                                     Robert T. Van Gieson

March 22, 1999         Director                       /s/ GIORGIO BALZER
                                         ---------------------------------------------
                                                        Giorgio Balzer

March 22, 1999         Director                       /s/ PHILIP H. BRITT
                                         ---------------------------------------------
                                                         Philip Britt

March 22, 1999         Director                       /s/ ROD F. DAMMEYER
                                         ---------------------------------------------
                                                        Rod F. Dammeyer

March 22, 1999         Director                        /s/ EDWARD DUNLOP
                                         ---------------------------------------------
                                                         Edward Dunlop

March 22, 1999         Director                         /s/ MELVIN GRAY
                                         ---------------------------------------------
                                                          Melvin Gray

March 22, 1999         Director                        /s/ JOE P. KIRBY
                                         ---------------------------------------------
                                                         Joe P. Kirby

March 22, 1999         Director                       /s/ WILLIAM C. PATE
                                         ---------------------------------------------
                                                        William C. Pate

     DATE                TITLE                             SIGNATURE
     ----                -----                             ---------
March 22, 1999         Director                        /s/ ROY E. POSNER
                                         ---------------------------------------------
                                                         Roy E. Posner

March 22, 1999         Director                      /s/ ADRIAN M. TOCKLIN
                                         ---------------------------------------------
                                                       Adrian M. Tocklin

March 22, 1999         Director                      /s/ MARK C. VONNAHME
                                         ---------------------------------------------
                                                       Mark C. Vonnahme