Form 10-Q
period 1999-03-31
CNA SURETY CORP
filed 1999-05-12
CIK 1044566

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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

                                 (312) 822-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             44,091,088 shares of Common Stock, $.01 par value as of May 7, 1999.

                     CNA SURETY CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                          Page
                                                                          ----
 Part I.   Financial Information (Unaudited):

           Item 1.    Condensed Consolidated Financial Statements:

                      Independent Accountants' Report....................    3

                      Condensed Consolidated Balance Sheets at
                      March 31, 1999 and at December 31, 1998............    4

                      Condensed Consolidated Statements of Income for
                      the Three Months Ended March 31, 1999 and 1998.....    5

                      Condensed Consolidated Statements of
                      Stockholders' Equity for the Three Months Ended
                      March 31, 1999 and 1998............................    6

                      Condensed Consolidated Statements of Cash Flows
                      for the Three Months Ended March 31, 1999
                      and 1998...........................................    7

                      Notes to Condensed Consolidated Financial
                      Statements at March 31, 1999 ......................    8

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations......   11

 Part II.  Other Information:

           Item 1.    Legal Proceedings..................................   20

           Item 2.    Changes in the Rights of the Company's
                      Security Holders...................................   20

           Item 3.    Defaults Upon Senior Securities....................   20

           Item 4.    Submission of Matters to a Vote of
                      Security Holders...................................   20

           Item 5.    Other Information..................................   20

           Item 6.    Exhibits and Reports on Form 8-K ..................   20

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------


To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Chicago, Illinois
May 7, 1999

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    (Unaudited)
                                                     March 31,     December 31,
                                                        1999           1998
                                                     ----------     ----------


ASSETS
Invested assets and cash:
  Fixed income securities, at fair value
    (amortized cost: $412,411 and $418,866).......   $  413,492     $  423,914
  Short-term investments, at cost (approximates
    fair value)...................................       52,092         57,865
  Other investments, at fair value................        5,553          5,830
  Cash............................................       29,019         17,746
                                                     ----------     ----------
       Total invested assets and cash.............      500,156        505,355
Deferred policy acquisition costs.................       77,290         74,488
Insurance receivables:
  Premiums........................................       10,042          8,950
  Reinsurance, including $53,509 and $47,175
    from affiliates...............................       61,110         55,350
Intangible assets (net of accumulated
  amortization of $8,823 and $7,347)..............      154,586        156,062
Prepaid reinsurance premiums......................        2,581          2,157
Other assets......................................       16,765         17,008
                                                     ----------     ----------
       Total assets...............................   $  822,530     $  819,370
                                                     ==========     ==========


LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses......   $  158,117     $  150,020
  Unearned premiums...............................      185,623        183,708
                                                     ----------     ----------
       Total reserves.............................      343,740        333,728
Long-term debt....................................      100,000        113,000
Current income taxes payable......................       10,666          6,726
Deferred income taxes, net........................       10,468         10,649
Payable for securities purchased..................        3,435          8,517
Other liabilities.................................       37,550         36,853
                                                     ----------     ----------
       Total liabilities..........................   $  505,859     $  509,473
                                                     ----------     ----------

Commitments and contingencies (See Note 5)


STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share,
  20,000 shares authorized; none issued
  and outstanding.................................           --             --
Common stock, par value $.01 per share, 100,000
  shares authorized; 44,101 shares issued and
  outstanding at March 31, 1999 and 44,093
  issued and outstanding at December 31, 1998.....          441            441
Additional paid-in capital........................      253,255        253,215
Retained earnings.................................       62,499         52,984
Accumulated other comprehensive income............          476          3,257
                                                     ----------     ----------
       Total stockholders' equity.................      316,671        309,897
                                                     ----------     ----------
       Total liabilities and stockholders' equity.   $  822,530     $  819,370
                                                     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                        1999           1998
                                                     ----------     ----------

Revenues:
  Net earned premium..............................   $   67,870     $   58,745
  Net investment income...........................        6,341          6,789
  Net realized investment gains...................          396             --
                                                     ----------     ----------
                                                         74,607         65,534
                                                     ----------     ----------

Expenses:
  Net losses and loss adjustment expenses.........       11,914         11,218
  Net commissions, brokerage and other
    underwriting..................................       39,978         35,039
  Interest expense................................        1,489          1,821
  Amortization of intangible assets...............        1,475          1,475
                                                     ----------     ----------
                                                         54,856         49,553
                                                     ----------     ----------

Income before income taxes........................       19,751         15,981
Income taxes......................................        6,708          6,166
                                                     ----------     ----------
Net income........................................   $   13,043     $    9,815
                                                     ==========     ==========

Earnings per share................................   $     0.30     $     0.23
                                                     ==========     ==========

Earnings per share, assuming dilution.............   $     0.30     $     0.23
                                                     ==========     ==========

Weighted average shares outstanding...............       44,100         43,348
                                                     ==========     ==========

Weighted average shares outstanding,
  assuming dilution...............................       44,213         43,570
                                                     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                                   Common Stock                     Additional
                                                                      Shares          Common         Paid-In       Comprehensive
                                                                      Issued          Stock          Capital           Income
                                                                  --------------- --------------- --------------- ---------------

  Balance, December 31, 1997...................................     43,320       $     433       $ 244,829
  Comprehensive income:
    Net income.................................................         --              --              --           9,815
  Other comprehensive income:
    Change in unrealized gains on securities (after income
       taxes), net of reclassification adjustment of $0........         --              --              --            (329)
                                                                                                                 ---------
       Total comprehensive income..............................                                                  $   9,486
                                                                                                                 =========

  Stock options exercised......................................         59              --             305
                                                                 ---------       ---------       ---------
  Balance, March 31, 1998......................................     43,379       $     433       $ 245,134
                                                                 =========       =========       =========

  Balance, December 31, 1998...................................     44,093       $     441       $ 253,215
  Comprehensive income:
    Net income.................................................         --              --              --         $13,043
  Other comprehensive income:
    Change in unrealized gains on securities (after income
       taxes), net of reclassification adjustment of $361......         --              --              --          (2,781)
                                                                                                                 ----------
       Total comprehensive income..............................                                                  $  10,262
                                                                                                                 =========

  Issuance of common stock.....................................         --              --              --
  Stock options exercised......................................          8              --              40
  Dividends paid to stockholders...............................         --              --              --
                                                                 ---------       ---------       ---------
  Balance, March 31, 1999......................................     44,101       $     441       $ 253,255
                                                                 =========       =========       =========



                                                                                      Accumulated
                                                                                         Other
                                                                    Retained         Comprehensive        Total
                                                                    Earnings             Income       Stockholders'Equity
                                                                 ----------------- -----------------  -------------------
  Balance, December 31, 1997...................................   $  10,996            $     474         $ 256,732
  Comprehensive income:
    Net income.................................................       9,815                   --             9,815
  Other comprehensive income:
    Change in unrealized gains on securities (after income
       taxes), net of reclassification adjustment of $0........          --                 (329)             (329)

       Total comprehensive income..............................


  Stock options exercised......................................          --                   --               305
                                                                  ---------            ---------         ---------
  Balance, March 31, 1998......................................   $  20,811            $     145         $ 266,523
                                                                  =========            =========         =========

  Balance, December 31, 1998...................................   $  52,984            $   3,257         $ 309,897
  Comprehensive income:
    Net income.................................................      13,043                   --            13,043
  Other comprehensive income:
    Change in unrealized gains on securities (after income
       taxes), net of reclassification adjustment of $361......          --               (2,781)           (2,781)

       Total comprehensive income..............................


  Issuance of common stock.....................................          --                   --                --
  Stock options exercised......................................          --                   --                40
  Dividends paid to stockholders...............................      (3,528)                  --            (3,528)
                                                                  ---------            ---------         ---------
  Balance, March 31, 1999......................................   $  62,499            $     476         $ 316,671
                                                                  =========            =========         =========





   The accompanying notes are an integral part of these financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)
                                                         Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                        1999           1998
                                                     ----------     ----------

OPERATING ACTIVITIES:
  Net income......................................   $   13,043     $    9,815
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization................        2,045          1,942
     Accretion of bond discount, net..............          566            384
     Net realized investment gains................         (396)           --
  Changes in:
     Insurance receivables........................       (6,852)          (647)
     Reserve for unearned premiums................        1,915          3,684
     Reserve for unpaid losses and loss
       adjustment expenses........................        8,097          1,719
     Deferred policy acquisition costs............       (2,802)        (3,376)
     Deferred income taxes, net...................        1,303          1,709
     Other assets and liabilities.................        4,459         (2,765)
                                                     ----------     ----------

       Net cash provided by operating activities..       21,378         12,465
                                                     ----------     ----------

INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases....................................      (60,731)      (135,963)
     Maturities...................................       25,670          8,994
     Sales........................................       41,346             --
  Changes in short-term investments...............        5,773        118,501
  Other, net......................................       (5,658)          (880)
                                                     ----------     ----------

       Net cash provided by (used in)
         investing activities.....................        6,400         (9,348)
                                                     ----------     ----------

FINANCING ACTIVITIES:
  Principal payments on long-term debt............      (13,000)            --
  Dividends to stockholders.......................       (3,528)            --
  Other...........................................           23            177
                                                     ----------     ----------

       Net cash (used in) provided by financing
         activities...............................      (16,505)           177
                                                     ----------     ----------

Increase in cash..................................       11,273          3,294
Cash at beginning of period.......................       17,746            130
                                                     ----------     ---------
Cash at end of period.............................   $   29,019     $    3,424
                                                     ==========     ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest.....................................   $    2,013     $    1,727
     Income taxes.................................   $    1,300     $    1,500

   The accompanying notes are an integral part of these financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)
1.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
     The consolidated financial statements include the accounts of CNA Surety Corporation and all majority-owned subsidiaries.

Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation
     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1998 Annual Report to Shareholders. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted as it is not required for interim reporting. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 1998 Financial Statements to conform with the presentation in the 1999 Condensed Consolidated Financial Statements.

Accounting Changes
     In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for costs of computer software developed or obtained for internal use and for determining whether computer software is for internal use. For the purposes of the SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Accounting treatment for costs associated with software developed or obtained for internal use, as defined by this SOP, is based upon a number of factors, including the point in time during the project that costs are incurred as well as the types of costs incurred. The Company has adopted this standard effective January 1, 1999 and such adoption did not have a material impact on the Company's financial position and results of operations as of and for the three months ended March 31, 1999.

     In April 1998, AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. It requires that costs of start-up activities and organization costs, as defined, be expensed as incurred. The Company has adopted this standard effective January 1, 1999 and such adoption did not have a material impact on the

Company's financial position and results of operations as of and for the three months ended March 31, 1999.

     In October 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," which provides accounting guidance for insurance and reinsurance contracts that do not transfer insurance risk, excluding long-duration life and health insurance contracts. The Company has adopted this standard effective January 1, 1999 and such adoption did not have a material impact on the Company's financial position and results of operations as of and for the three months ended March 31, 1999.

3.   INVESTMENTS

     The estimated amortized cost and fair value of fixed income securities held by CNA Surety at March 31, 1999 and December 31, 1998, by investment category, were as follows (dollars in thousands):


                                                                            Gross               Gross
                                                      Amortized Cost     Unrealized         Unrealized        Estimated Fair
March 31, 1999                                          or Cost             Gains               Losses              Value
--------------------------------------------------    -----------------  ----------------    ---------------    -----------------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
     U.S. Treasury.............................       $   16,965         $      277          $       --         $   17,242
     U.S. Agencies.............................           42,936                433                (114)            43,255
     Collateralized mortgage obligations.......            5,016                 41                  (3)             5,054
     Mortgage pass-through securities..........           41,730                265                 (84)            41,911
Obligations of states and political subdivisions         229,865              1,782              (1,086)           230,561
Corporate bonds................................           36,567                175                (692)            36,050
Non-agency collateralized mortgage obligations.           15,446                 18                (131)            15,333
Other asset-backed securities:
  Second mortgages/home equity loans...........           11,044                212                  (3)            11,253
  Credit card receivables......................            3,509                 17                  --              3,526
  Other........................................            9,333                 21                 (47)             9,307
                                                      ----------         ----------          -----------        ----------
     Total fixed income securities.............       $  412,411         $    3,241          $   (2,160)        $  413,492
                                                      ==========         ==========          ===========        ==========

                                                                             Gross               Gross
                                                    Amortized Cost         Unrealized         Unrealized        Estimated Fair
December 31, 1998                                       or Cost              Gains               Losses             Value
--------------------------------------------------  -----------------  ----------------    ---------------    -----------------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
     U.S. Treasury.............................       $   19,009         $      412          $       --         $   19,421
     U.S. Agencies.............................           68,922              2,189                  --             71,111
     Collateralized mortgage obligations.......           17,741                 78                 (76)            17,743
     Mortgage pass-through securities..........           24,834                172                  (1)            25,005
Obligations of states and political subdivisions         206,264              2,329                (355)           208,238
Corporate bonds................................           36,538                686                (465)            36,759
Non-agency collateralized mortgage obligations.           18,811                 32                (149)            18,694
Other asset-backed securities:
  Second mortgages/home equity loans...........           12,169                219                  (1)            12,387
  Credit card receivables......................            4,896                  5                  (3)             4,898
  Other........................................            9,682                 24                 (48)             9,658
                                                      ----------         ----------          -----------        ----------
     Total fixed income securities.............       $  418,866         $    6,146          $   (1,098)        $  423,914
                                                      ==========         ==========          ===========        ==========


4.   REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):



                                                    Three Months Ended March 31,
                                     -------------------------------------------------------
                                               1999                          1998
                                     -------------------------    --------------------------
                                        Written       Earned        Written         Earned
Direct.............................  $    28,757   $    25,109    $    27,994   $     24,306
Assumed from affiliates............       42,767        44,509         35,854         36,040
Assumed from non-affiliates........           --            --             --             --
Ceded..............................       (2,162)       (1,748)        (2,012)        (1,601)
                                     -----------   -----------    -----------    -----------
                                     $    69,362   $    67,870    $    61,836    $    58,745
                                     ===========   ===========    ===========    ===========


     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses was as follows (dollars in thousands):


                                                                      Three Months Ended
                                                                           March 31,
                                                                  --------------------------
                                                                     1999            1998
                                                                  -----------    -----------

Gross loss and loss adjustment expense.........................   $    13,847    $    13,117
Ceded amounts..................................................        (1,933)        (1,899)
                                                                  -----------    -----------
Net loss and loss adjustment expense...........................   $    11,914    $    11,218
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

     The following is a discussion and analysis of CNA Surety Corporation ("CNA Surety" or the "Company") and its insurance subsidiaries' operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements of CNA Surety and notes thereto.

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

BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 37,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. Western Surety writes, on a direct basis or as business assumed from CCC and CIC, small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; international surety and credit insurance; and errors and omissions ("E&O") liability insurance, as a licensed insurer in all 50 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), writes principally small commercial surety business and is licensed in 23 states. USA specializes in the underwriting of small contract and commercial surety bonds. USA is licensed in 43 states and the District of Columbia with most of its business generated in Texas.

     The Company's corporate objective is to be the leading provider of surety and surety-related products in the United States and in selected international markets and to be the surety of choice for its customers and independent agents and brokers.

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

RESULTS OF OPERATIONS

     CNA SURETY RESULTS FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     The components of income for the Company for the three months ended March 31, 1999 and 1998 are summarized as follows (dollars in thousands):

                                                   Three Months Ended March 31,
                                                        1999           1998
                                                     ----------     ----------


     Total revenues...............................   $   74,607     $   65,534
                                                     ==========     ==========

     Underwriting income..........................   $   15,978     $   12,488
     Net investment income........................        6,341          6,789
     Net investment gains.........................          396             --
     Interest expense.............................        1,489          1,821
     Amortization of intangible assets............        1,475          1,475
                                                     ----------     ----------
     Income before income taxes...................       19,751         15,981
     Income taxes.................................        6,708          6,166
                                                     ----------     ----------
     Net income...................................   $   13,043     $    9,815
                                                     ==========     ==========

     Net income per share.........................   $     0.30     $     0.23
                                                     ==========     ==========

     Insurance Underwriting

     Underwriting results for the Company for the three months ended March 31, 1999 and 1998 are summarized in the following table (dollars in thousands):

                                                   Three Months Ended March 31,
                                                         1999          1998
                                                     ----------     ----------

     Gross written premiums.......................   $   71,524     $   63,848
                                                     ==========     ==========

     Net written premium..........................   $   69,362     $   61,836
                                                     ==========     ==========

     Net earned premium...........................   $   67,870     $   58,745
     Net losses and loss adjustment expenses......       11,914         11,218
     Net commissions, brokerage and other.........       39,978         35,039
                                                     ----------     ----------
     Underwriting income..........................   $   15,978     $   12,488
                                                     ==========     ==========

     Loss ratio...................................         17.6%          19.1%
     Expense ratio................................         58.9           59.6
                                                     ----------     ----------
     Combined ratio...............................         76.5%          78.7%
                                                     ==========     ==========

     Premiums Written

     CNA Surety primarily markets contract and commercial surety bonds. Contract bonds guarantee obligations covered by a written agreement between two parties. The most common types include bid, performance and payment bonds. The commercial surety market includes numerous types of bonds categorized as court judicial, court fiduciary, public official, license and permit and many miscellaneous bonds that include guarantees of financial performance. The Company also writes fidelity bonds which cover losses arising from employee dishonesty and E&O liability insurance.

     Gross written premiums are shown in the table below (dollars in thousands):

                                                   Three Months Ended March 31,
                                                        1999           1998
                                                     ----------     ----------

     Contract.....................................   $   30,713     $   26,200
     Commercial...................................       33,365         30,404
     Fidelity.....................................        4,914          4,719
     E&O and other................................        2,532          2,525
                                                     ----------     ----------
                                                     $   71,524     $   63,848
                                                     ==========     ==========

     Gross written premiums increased 12.0%, or $7.7 million, for the three months ended March 31, 1999 over the comparable period in 1998. Contract surety accounted for most of this increase with growth of 17.2%, or $4.5 million, in gross written premiums as compared to 1998. This increase reflects increased volume from new accounts added during 1998 and generally healthy economic conditions for public construction nationwide. The highway/bridge sector has shown particular strength since the United States Congressional passage of The Transportation Equity Act for the 21st Century (TEA-21). TEA-21 authorizes a 40% increase in total Federal funding for highway and transit systems to over $200 billion in the six year period from 1998 to 2004. Commercial surety increased 9.7%, or $3.0 million, for the three months ended March 31, 1999 reflecting increased business with key national and regional distribution partners. CNA Surety assumed $2.3 million and $2.5 million of international surety and credit business for the three months ended March 31, 1999 and 1998, respectively, through a quota share reinsurance treaty with an affiliate of CCC, CNA Reinsurance Company Limited (London) ("CNA Re"). Commercial surety, exclusive of international surety and credit business, increased 11.5% for the first three months in 1999 as compared to the same period in 1998. The fidelity, E&O and other book of business increased 2.8%, or $0.2 million, to $7.4 million for the three months ended March 31, 1999 as compared to the same period in 1998.

     Net written premiums are shown in the table below (dollars in thousands):

                                                   Three Months Ended March 31,
                                                        1999           1998
                                                     ----------     ----------

     Contract.....................................   $   29,659     $   25,240
     Commercial...................................       32,884         29,972
     Fidelity.....................................        4,914          4,696
     E&O and other................................        1,905          1,928
                                                     ----------     ----------
                                                     $   69,362     $   61,836
                                                      ==========     ==========

     For the three months ended March 31, 1999, net written premiums increased 12.2%, or $7.5 million, over the comparable period in 1998, consistent with the changes in gross written premiums described above. Net written premiums increased 17.5%, or $4.4, million for the contract surety business. Commercial surety net written premiums increased 9.7%, or $2.9, million for the first three months in 1999 with domestic commercial surety up 11.5%. The fidelity, E&O and other book of business increased 2.9%, or $0.2 million, for the first three months in 1999 as compared to the same period in 1998.

     Underwriting Income

     Underwriting income increased 28.0% to $16.0 million for the three months ended March 31, 1999 compared to the same period in 1998. The period to period changes in underwriting income primarily reflect the 15.5% increase in earned premiums along with improved loss experience.

     Loss Ratio

     The loss ratios for the three months ended March 31, 1999 and 1998 were 17.6% and 19.1%, respectively. The loss ratios included $1.7 million and $0.6 million of favorable reserve development for the three months ended March 31, 1999 and 1998, respectively. Excluding the impact of the favorable reserve development, the loss ratios would have been 20.1% for both the period ended March 31, 1999 and March 31,1998.

     Expense Ratio

     The expense ratio decreased to 58.9% for the three months ended March 31, 1999 compared to 59.6% for the same period in 1998. The 1999 decline is primarily due to the increased scale of the Company as net earned premiums increased 15.5% and operating expenses increased at a lower rate of 14.1%.

     Investment Income

     For the three months ended March 31, 1999, net investment income was $6.3 million compared to net investment income for the three months ended March 31, 1998 of $6.8 million. The decrease in investment income is a result of a higher proportion of the portfolio being invested in tax exempt securities during the latter half of 1998 and continuing into 1999 and a general decline in interest rates since January 1, 1997. The average pretax yields were 5.4% and 6.5% for the three months ended March 31, 1999 and 1998, respectively.

     Net realized investment gains were $0.4 million for the three months ended March 31, 1999 compared to $0 net realized investment gains for the same period in 1998.

     Analysis of Other Operations

     Amortization expense was $1.5 million for the three months ended March 31, 1999 compared to $1.5 million for the three months ended March 31, 1998. Intangible assets represent goodwill and identified intangibles arising from the acquisition of Capsure and goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC. Intangible assets are generally amortized over 30 years.

     Interest expense for the three months ended March 31, 1999 decreased 18.2% for the first quarter of 1999 as compared to the first quarter in 1998, primarily due to lower debt levels. Average debt outstanding was $111.7 million for the first quarter in 1999 compared to $118.0 million in the first quarter of 1998. The weighted average interest rate for the three months ended March 31, 1999 was 5.3% compared to 5.9% for the same period in 1998.

     Income Taxes

     Income tax expense was $6.7 million and $6.2 million and the effective income tax rates were 34.0% and 38.6% for the three months ended March 31, 1999 and 1998, respectively. The decline in the effective income tax rate primarily relates to the aforementioned increased investments in tax exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the liquidity requirements of CNA Surety will be met primarily by funds generated from operations. The principal operating cash flow sources are premiums, investment income, and sales and maturities of investments. CNA Surety also may generate funds from additional borrowings under the credit facility described below. The primary cash flow uses are payments for claims, operating expenses, federal income taxes, debt service on the credit facility and dividends to CNA Surety stockholders. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including income tax sharing payments of its insurance subsidiaries. At March 31, 1999, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $413.5 million of fixed income securities, $43.3 million of short-term investments, $5.6 million of other investments and $1.2 million of cash. At December 31, 1998, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $423.9 million of fixed income securities, $43.4 million of short-term investments, $5.8 million of other investments and $1.8 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses and pay dividends to stockholders. At March 31, 1999, the parent company's invested assets consisted of $8.8 million of short-term investments and $27.8 million of cash. At December 31, 1998, the parent company's invested assets consisted of $14.5 million of short-term investments and $15.9 million of cash.

     The Company's consolidated net cash flow provided by operating activities was $21.4 million for the three months ended March 31, 1999 and $12.5 million for the comparable period in 1998.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of up to $130 million. CNA Surety borrowed $105 million as of September 30, 1997 and used the proceeds to retire the existing Capsure debt of approximately $54 million and to make a $50 million capital contribution to Western Surety. On October 6, 1997, CNA Surety borrowed an additional $13 million to pay the $10.6 million closing dividend to Capsure stockholders and other merger-related costs. As of March 31, 1999, CNA Surety has repaid $18 million of this debt.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. As of March 31, 1999, the weighted average interest rate was 5.1% on the $100.0 million of outstanding borrowings. As of December 31, 1998, the weighted average interest rate was 5.9% on the $113.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of March 31, 1999, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

     As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay cash dividends, if any, as well as to pay operating expenses and meet debt service requirements. The payment of dividends by the insurance subsidiaries are subject to varying degrees of supervision by the insurance regulatory authorities in South Dakota and Texas. In South Dakota, where Western Surety and SBCA are domiciled, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. In Texas, where USA is domiciled, an insurance company may only declare or pay dividends to stockholders from the insurer's earned surplus. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer's surplus to policyholders or (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the appropriate insurance department prior to payment.

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 1999 is based on statutory surplus and income at and for the year ended December 31, 1998. Without prior regulatory approval in 1999, CNA Surety's insurance subsidiaries may pay stockholder dividends of $32.7 million in the aggregate. CNA Surety received $15.0 million in dividends from its insurance subsidiaries during the first three months of 1999 and $4.4 million in the first three months of 1998.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability, as calculated in accordance with the Internal Revenue Code of 1986 (the "Code") as amended. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $0.5 million for the three months ended March 31, 1999 and $1.6 million for the same period in 1998.

     CNA Surety management believes that it will have sufficient available resources to meet its present capital needs.

IMPACT OF YEAR 2000 ON THE COMPANY

     The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning after 1999. Such malfunctions could lead to business delays and disruptions.

     For several years prior to the Merger, CNAF and Western Surety had each, as a matter of normal maintenance and system development practices, begun to address Year 2000 considerations. The Company has continued to participate in CNAF's Year 2000 activities following the Merger. The Company's internal target for achieving Year 2000 internal substantial readiness generally coincided with CNAF's December 1, 1998 target substantial readiness date. Based upon internal certification achieved as part of the CNAF Year 2000 activities, the Company's management believes that the Company has accomplished the December 1, 1998 target date for its internal systems requiring renovation.

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

     Non-IT Systems Remediation Status

     The Company considers its non-information technology ("non-IT") systems to consist of essentially two elements: office facilities and communication systems, including telephone and facsimile systems.

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

     Communication systems, i.e., telephone switching equipment and facsimile server systems, are essential to the business operations of CNA Surety. CNAF has informed the Company that all communications systems provided by CNAF pursuant to the ASA are anticipated to be Year 2000 ready, and management believes that USA and Western Surety's separate communication systems will also be Year 2000 ready on a timely basis.

     IT Systems Remediation Status

     The Company has confirmed that information technology ("IT") systems provided by CNAF pursuant to the ASA have been certified by CNAF as Year 2000 ready.

     With respect to its internal systems, the Company has created plans to monitor the Year 2000 renovation or replacement of the Company's IT systems. Several of these systems are deemed to be obsolete and will not be used in a Year 2000 ready business environment. As a result of a post-Merger Company initiative to consolidate and centralize disparate technology systems, Company management decided to combine any needed Year 2000 renovation effort with Western Surety's modification efforts.

     Year 2000 Readiness

     All existing IT systems undergoing renovation have been internally certified as Year 2000 ready during the fourth quarter of 1998. In addition to having accomplished the December 1, 1998 target date for its internal systems requiring renovation, the Company is currently developing and will be implementing several new IT systems that it anticipates will become operational before January 1, 2000. The development and implementation of these systems will involve design and testing to confirm their Year 2000 readiness on a timely basis. In the event that ongoing development of a new enterprise-wide claims system is not completed and tested for readiness within the time required for such confirmation, the Company intends to renovate its non-compliant claim system for timely readiness.

     Year 2000 and IT Expenditures

     The Company's enterprise-wide Year 2000 readiness efforts are currently estimated to cost approximately $650,000 in excess of the cost of ordinary software upgrades and replacements and will be funded through working capital. As of March 31, 1999, approximately $407,000 had been incurred in Year 2000-related expenditures. The estimated amount includes expenses incurred or anticipated to be incurred for third party remediation and testing and additional equipment hardware purchases to facilitate further testing. The Year 2000 estimated readiness costs comprised approximately 5% of the Company's total 1998 IT budget, and the remaining Year 2000 estimated readiness costs anticipated to be expended in 1999 comprise approximately $110,000, or approximately one percent of the Company's total 1999 IT budget.

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

     Company management has concluded that it is not reasonably possible to continue the Company's business operations without the use of automation and information technology, such as computers and telephones. Management, for contingency planning, is considering using, as a back up for its main frame computer capability, an existing computer application that can be operated at stand-alone computer stations. Management believes that this particular application may provide a short-term solution that will enable the Company to process, record, and invoice for transactions, and to store such transactional data until main frame processing capability is restored. Through Western Surety, the Company also subscribes to a third party disaster recovery site, although access is subject to certain conditions and potential allocation among other subscribers. The Company is taking steps to assure itself of a greater likelihood of efficient access to the site in the event of a Year 2000-related disruption of its main frame computer capability.

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

ITEM 3.  Defaults Upon Senior Securities   -   None.

ITEM 4.  Submission of Matters to a Vote of Security Holders   -   None.

ITEM 5.  Other Information   -   None.

ITEM 6.  Exhibits and Reports on Form 8-K:
         (a)    Exhibits:
                27.    Financial Data Schedule.

         (b)    Reports on Form 8-K:
                March 10, 1999; CNA Surety Corporation Press Release issued on March 3, 1999.

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









Date:  May 12, 1999