Form 10-Q
period 1999-06-30
CNA SURETY CORP
filed 1999-08-11
CIK 1044566

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 1-13277


                             CNA SURETY CORPORATION
             (Exact name of Registrant as specified in its Charter)


           DELAWARE                                     36-4144905
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

      CNA PLAZA, CHICAGO, ILLINOIS                               60685
(Address of principal executive offices)                       (Zip Code)

                                 (312) 822-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     44,101,985 shares of Common Stock, $.01 par value as of August 6, 1999.

                     CNA SURETY CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                                                    Page
 Part I. Financial Information (Unaudited):

         Item 1.  Condensed Consolidated Financial Statements:

                  Independent Accountants' Report..................................................   3

                  Condensed Consolidated Balance Sheets at June 30, 1999 and
                  at December 31, 1998.............................................................   4

                  Condensed Consolidated Statements of Income for the Three- and Six- Months
                  Ended June 30, 1999 and 1998.....................................................   5

                  Condensed Consolidated Statements of Stockholders' Equity for the Six
                  Months Ended June 30, 1999 and 1998..............................................   6

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 1999 and 1998...........................................................   7

                  Notes to Condensed Consolidated Financial Statements at June 30, 1999 ...........   8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................  11

 Part II.  Other Information:

         Item 1.Legal Proceedings..................................................................  21

         Item 2.Changes in the Rights of the Company's Security Holders............................  21

         Item 3.Defaults Upon Senior Securities....................................................  21

         Item 4.Submission of Matters to a Vote of Security Holders................................  21

         Item 5.Other Information..................................................................  22

         Item 6.Exhibits and Reports on Form 8-K ..................................................  22

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and related condensed consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Chicago, Illinois
August 6, 1999

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              (Unaudited)
                                                                                                June 30,           December 31,
                                                                                                  1999                 1998
                                                                                           -----------------    -----------------

  ASSETS Invested assets and cash:
    Fixed income securities, at fair value (amortized cost: $416,181 and $418,866)            $  405,716           $  423,914
    Equity securities, at fair value (cost: $5,984 and $0)                                         6,117                   --
    Short-term investments, at cost (approximates fair value)......................               48,178               57,865
    Other investments, at fair value...............................................                5,203                5,830
    Cash                                                                                           9,985               17,746
                                                                                              ----------           ----------
       Total invested assets and cash..............................................              475,199              505,355
  Deferred policy acquisition costs................................................               80,831               74,488
  Insurance receivables:
    Premiums.......................................................................               10,830                8,950
    Reinsurance, including $69,872 and $47,175 from affiliates.....................               79,119               55,350
  Intangible assets (net of accumulated amortization of $10,297 and $7,347)........              153,111              156,062
  Prepaid reinsurance premiums.....................................................                2,546                2,157
  Other assets.....................................................................               20,410               17,008
                                                                                              ----------           ----------
         Total assets..............................................................           $  822,046           $  819,370
                                                                                              ==========           ==========


  LIABILITIES
  Reserves:
    Unpaid losses and loss adjustment expenses.....................................           $  158,477           $  150,020
    Unearned premiums..............................................................              192,074              183,708
                                                                                              ----------           ----------
       Total reserves..............................................................              350,551              333,728
  Long-term debt...................................................................              100,000              113,000
  Current income taxes payable.....................................................                9,238                6,726
  Deferred income taxes, net.......................................................                6,679               10,649
  Payable for securities purchased.................................................                1,453                8,517
  Other liabilities................................................................               35,656               36,853
                                                                                              ----------           ----------
       Total liabilities...........................................................           $  503,577           $  509,473
                                                                                              ----------           ----------

  Commitments and contingencies (See Note 5)


  STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share, 20,000 shares authorized; none issued
    and outstanding................................................................                   --                   --
  Common stock, par value $.01 per share, 100,000 shares authorized; 44,115 shares issued and 44,102 shares outstanding at June 30, 1999 and 44,093 issued and
    outstanding at December 31, 1998 ..............................................                  441                  441
  Treasury stock, at cost..........................................................                 (163)                  --
  Additional paid-in capital.......................................................              253,326              253,215
  Retained earnings................................................................               71,808               52,984
  Accumulated other comprehensive income...........................................               (6,943)               3,257
                                                                                              ----------           ----------
       Total stockholders' equity..................................................              318,469              309,897
                                                                                              ----------           ----------
       Total liabilities and stockholders' equity..................................           $  822,046           $  819,370
                                                                                              ==========           ==========


The accompanying notes are an integral part of these condensed financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                    --------------------------     --------------------------
                                                                       1999            1998           1999            1998
                                                                    ----------      ----------     ----------      ----------
  Revenues:
    Net earned premium..........................................    $   69,688      $   63,278     $  137,558      $  122,023
    Net investment income.......................................         6,172           6,077         12,513          12,866
    Net realized investment gains...............................            24              44            420              44
                                                                    ----------      ----------     ----------      ----------
                                                                        75,884          69,399        150,491         134,933
                                                                    ----------      ----------     ----------      ----------

  Expenses:
    Net losses and loss adjustment expenses.....................        11,758          10,558         23,672          21,776
    Net commissions, brokerage and other underwriting...........        41,838          37,729         81,816          72,768
    Interest expense............................................         1,331           1,837          2,820           3,658
    Amortization of intangible assets...........................         1,475           1,475          2,950           2,950
                                                                    ----------      ----------     ----------      ----------
                                                                        56,402          51,599        111,258         101,152
                                                                    ----------      ----------     ----------      ----------

  Income before income taxes....................................        19,482          17,800         39,233          33,781
  Income taxes..................................................         6,644           6,643         13,352          12,809
                                                                    ----------      ----------     ----------      ----------
  Net income....................................................    $   12,838      $   11,157     $   25,881      $   20,972
                                                                    ==========      ==========     ==========      ==========

  Earnings per share............................................    $     0.29      $     0.25     $     0.59      $     0.48
                                                                    ==========      ==========     ==========      ==========

  Earnings per share, assuming dilution.........................    $     0.29      $     0.25     $     0.59      $     0.48
                                                                    ==========      ==========     ==========      ==========

  Weighted average shares outstanding...........................        44,098          43,405         44,099          43,377
                                                                    ==========      ==========     ==========      ==========

  Weighted average shares outstanding, assuming dilution........        44,267          43,566         44,238          43,567
                                                                    ==========      ==========     ==========      ==========


The accompanying notes are an integral part of these condensed financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                      Common
                                                                      Stock                             Additional
                                                                      Shares      Common     Treasury     Paid-In    Comprehensive
                                                                   Outstanding    Stock       Stock       Capital        Income
                                                                   ------------- --------- ----------- ------------ ---------------
Balance, December 31, 1997......................................... $ 43,320      $   433    $     --    $ 244,829
Comprehensive income:
  Net income.......................................................       --           --          --           --        20,972
Other comprehensive income:
  Change in unrealized gains on securities (after income taxes),
    net of reclassification adjustment of $29......................       --           --          --           --           432
                                                                                                                       ---------
     Total comprehensive income....................................                                                    $  21,404
                                                                                                                       =========

Stock options exercised............................................      126            1          --          564
                                                                     -------      -------    --------    ---------
Balance, June 30, 1998.............................................   43,446      $   434    $     --    $ 245,393
                                                                     =======      =======    ========    =========

Balance, December 31, 1998.........................................   44,093      $   441    $     --    $ 253,215
Comprehensive income:
  Net income.......................................................       --           --          --           --       $25,881
Other comprehensive income:
  Change in unrealized gains on securities (after income taxes),
    net of reclassification adjustment of $775.....................       --           --          --           --       (10,200)
                                                                                                                       ---------
     Total comprehensive income....................................                                                    $  15,681
                                                                                                                       =========

Issuance of common stock...........................................       --           --          --           --
Purchase of treasury stock.........................................      (13)          --        (163)          --
Stock options exercised............................................       22           --          --          111
Dividends paid to stockholders.....................................       --           --          --           --
                                                                     -------      -------    --------    ---------
Balance, June 30, 1999.............................................   44,102      $   441    $   (163)   $ 253,326
                                                                     =======      =======    ========    =========



                                                                                     Accumulated
                                                                                        Other            Total
                                                                        Retained    Comprehensive    Stockholders'
                                                                        Earnings        Income           Equity
                                                                     -------------- --------------  ----------------
Balance, December 31, 1997.........................................     $ 10,996      $     474         $ 256,732
Comprehensive income:
  Net income.......................................................       20,972             --            20,972
Other comprehensive income:
  Change in unrealized gains on securities (after income taxes),
    net of reclassification adjustment of $29......................           --            432               432

     Total comprehensive income....................................


Stock options exercised............................................           --             --               565
                                                                        --------      ---------         ---------
Balance, June 30, 1998.............................................     $ 31,968      $     906         $ 278,701
                                                                        ========      =========         =========

Balance, December 31, 1998.........................................     $ 52,984      $   3,257         $ 309,897
Comprehensive income:
  Net income.......................................................       25,881             --            25,881
Other comprehensive income:
  Change in unrealized gains on securities (after income taxes),
    net of reclassification adjustment of $775.....................           --        (10,200)          (10,200)

     Total comprehensive income....................................


Issuance of common stock...........................................           --             --                --
Purchase of treasury stock.........................................           --             --              (163)
Stock options exercised............................................           --             --               111
Dividends paid to stockholders.....................................       (7,057)            --            (7,057)
                                                                        --------      ---------         ---------
Balance, June 30, 1999.............................................     $ 71,808      $  (6,943)        $ 318,469
                                                                        ========      ==========        =========

The accompanying notes are an integral part of these condensed financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                           --------------------------------------
                                                                                                  1999                 1998
                                                                                           -----------------    -----------------
  OPERATING ACTIVITIES:
    Net income.....................................................................           $   25,881           $   20,972
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...............................................                4,032                3,891
       Accretion of bond discount, net.............................................                1,117                  906
       Net realized investment gains...............................................                 (420)                 (44)
    Changes in:
       Insurance receivables.......................................................              (25,649)              (9,784)
       Reserve for unearned premiums...............................................                8,366               14,231
       Reserve for unpaid losses and loss adjustment expenses......................                8,457                4,794
       Deferred policy acquisition costs...........................................               (6,343)              (7,688)
       Deferred income taxes, net..................................................                1,487                4,030
       Other assets and liabilities................................................                 (923)              (7,252)
                                                                                              ----------           ----------

         Net cash provided by operating activities.................................               16,005               24,056
                                                                                              ----------           ----------

  INVESTING ACTIVITIES:
    Fixed income securities:
       Purchases...................................................................             (117,535)            (180,653)
       Maturities..................................................................               23,207               24,714
       Sales.......................................................................               96,317               19,266
    Purchase of equity securities..................................................               (6,035)                  --
    Proceeds from sale of equity securities........................................                   51                   --
    Changes in short-term investments..............................................                9,687              118,788
    Change in payable for securities purchased.....................................               (7,064)              (3,082)
    Other, net.....................................................................               (2,238)              (1,532)
                                                                                              ----------           ----------

         Net cash (used in) investing activities...................................               (3,610)             (22,499)
                                                                                              -----------          ----------

  FINANCING ACTIVITIES:
    Principal payments on long-term debt...........................................              (13,000)                  --
    Dividends to stockholders......................................................               (7,057)                  --
    Purchase of treasury stock.....................................................                 (163)                  --
    Other..........................................................................                   64                  418
                                                                                              ----------           ----------

         Net cash (used in) provided by financing activities.......................              (20,156)                 418
                                                                                              -----------          ----------

  (Decrease) Increase in cash......................................................               (7,761)               1,975
  Cash at beginning of period......................................................               17,746                  130
                                                                                              ----------           ----------
  Cash at end of period............................................................           $    9,985           $    2,105
                                                                                              ==========           ==========

  Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest....................................................................           $    3,375           $    3,658
       Income taxes................................................................           $    8,800           $   10,500

The accompanying notes are an integral part of these condensed financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
     These condensed consolidated financial statements include the accounts of CNA Surety Corporation and all majority-owned subsidiaries.

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

Accounting Changes
     In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for costs of computer software developed or obtained for internal use and for determining whether computer software is for internal use. For the purposes of the SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Accounting treatment for costs associated with software developed or obtained for internal use, as defined by this SOP, is based upon a number of factors, including the point in time during the project that costs are incurred as well as the types of costs incurred. The Company has adopted this standard effective January 1, 1999; such adoption did not have a material impact on the Company's financial position and results of operations.

     In April 1998, AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. It requires that costs of start-up activities and organization costs, as defined, be expensed as incurred. The Company has adopted this standard effective January 1, 1999; such adoption did not have a material impact on the

Company's financial position and results of operations.

     In October 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," which provides accounting guidance for insurance and reinsurance contracts that do not transfer insurance risk, excluding long-duration life and health insurance contracts. The Company has adopted this standard effective January 1, 1999; such adoption did not have a material impact on the Company's financial position and results of operations.

3.   INVESTMENTS

     The amortized cost and estimated fair value of fixed income and equity securities held by CNA Surety at June 30, 1999 and December 31, 1998, by investment category, were as follows (dollars in thousands):


                                                                               Gross               Gross
                                                      Amortized Cost or      Unrealized         Unrealized        Estimated Fair
  June 30, 1999                                              Cost              Gains               Losses             Value
  --------------------------------------------------- -------------------------------------- ------------------ -------------------
  Fixed income securities:
  U.S. Treasury securities and obligations of U.S.
    Government and agencies:
       U.S. Treasury.............................       $   15,591         $       95          $       --         $   15,686
       U.S. Agencies.............................           42,934                 --                (830)            42,104
       Collateralized mortgage obligations.......            3,462                 27                  (4)             3,485
       Mortgage pass-through securities..........           49,466                  3                (771)            48,698
  Obligations of states and political subdivisions         215,608                 --              (7,155)           208,453
  Corporate bonds................................           38,164                 --              (1,749)            36,415
  Non-agency collateralized mortgage obligations.           13,825                  1                (191)            13,635
  Other asset-backed securities:
    Second mortgages/home equity loans...........           24,976                120                  (8)            25,088
    Credit card receivables......................            3,506                 20                  --              3,526
    Other........................................            8,649                 20                 (43)             8,626
                                                        ----------         ----------          -----------        ----------
       Total fixed income securities.............          416,181                286             (10,751)           405,716

  Equity securities..............................            5,984                269                (136)             6,117
                                                        ----------         ----------          -----------        ----------
       Total.....................................       $  422,165         $      555          $  (10,887)        $  411,833
                                                        ==========         ==========          ==========         ==========

                                                                               Gross               Gross
                                                      Amortized Cost or      Unrealized         Unrealized        Estimated Fair
  December 31, 1998                                          Cost              Gains               Losses             Value
  --------------------------------------------------- -------------------------------------- ------------------ -------------------
  Fixed income securities:
  U.S. Treasury securities and obligations of U.S.
    Government and agencies:
       U.S. Treasury.............................       $   19,009         $      412          $       --         $   19,421
       U.S. Agencies.............................           68,922              2,189                  --             71,111
       Collateralized mortgage obligations.......           17,741                 78                 (76)            17,743
       Mortgage pass-through securities..........           24,834                172                  (1)            25,005
  Obligations of states and political subdivisions         206,264              2,329                (355)           208,238
  Corporate bonds................................           36,538                686                (465)            36,759
  Non-agency collateralized mortgage obligations.           18,811                 32                (149)            18,694
  Other asset-backed securities:
    Second mortgages/home equity loans...........           12,169                219                  (1)            12,387
    Credit card receivables......................            4,896                  5                  (3)             4,898
    Other........................................            9,682                 24                 (48)             9,658
                                                        ----------         ----------          -----------        ----------
       Total fixed income securities.............          418,866              6,146              (1,098)           423,914

  Equity securities..............................               --                 --                  --                 --
                                                        ----------         ----------          ----------         ----------
       Total.....................................       $  418,866         $    6,146          $   (1,098)        $  423,914
                                                        ==========         ==========          ==========         ==========

4.   REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                                                                   Six Months Ended June 30,
                                                                          1999                          1998
                                                                -------------------------    --------------------------
                                                                   Written       Earned        Written         Earned
                                                                -----------   -----------    -----------    -----------
Direct........................................................  $    56,127   $    50,548    $    55,184   $     49,734
Assumed from affiliates.......................................       93,578        90,103         83,809         78,828
Ceded.........................................................       (4,170)       (3,093)        (4,048)        (6,539)
                                                                -----------   -----------    -----------    -----------
                                                                $   145,535   $   137,558    $   134,945    $   122,023
                                                                ===========   ===========    ===========    ===========


     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses was as follows (dollars in thousands):

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                           --------------------------
                                                                                              1999            1998
                                                                                           -----------    -----------
Gross loss and loss adjustment expense..................................................   $    27,406    $    25,091
Ceded amounts...........................................................................        (3,734)        (3,315)
                                                                                           -----------    -----------
Net loss and loss adjustment expense....................................................   $    23,672    $    21,776
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

FORMATION OF CNA SURETY AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into a newly-formed holding company, CNA Surety Corporation. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 61% of the outstanding common stock of CNA Surety. Loews Corporation owns approximately 86% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations ("Predecessor").

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

RESULTS OF OPERATIONS

     CNA SURETY RESULTS FOR THREE- AND SIX-MONTHS ENDED JUNE 30, 1999 AND 1998

     The components of net income for the Company for the three and six months ended June 30, 1999 and 1998 are summarized as follows (dollars in thousands, except per share amounts):

                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                             ------------------------------ -------------------------------
                                                                   1999           1998            1999            1998
                                                             ------------------------------ --------------- ---------------
      Total revenues................................            $   75,884     $   69,399      $  150,491      $  134,933
                                                                ==========     ==========      ==========      ==========

      Underwriting income...........................            $   16,092     $   14,991      $   32,070      $   27,479
      Net investment income.........................                 6,172          6,077          12,513          12,866
      Net investment gains..........................                    24             44             420              44
      Interest expense..............................                 1,331          1,837           2,820           3,658
      Amortization of intangible assets.............                 1,475          1,475           2,950           2,950
                                                                ----------     ----------      ----------      ----------
      Income before income taxes....................                19,482         17,800          39,233          33,781
      Income taxes..................................                 6,644          6,643          13,352          12,809
                                                                ----------     ----------      ----------      ----------
      Net income....................................            $   12,838     $   11,157      $   25,881      $   20,972
                                                                ==========     ==========      ==========      ==========

      Net income per share..........................            $     0.29     $     0.25      $     0.59      $     0.48
                                                                ==========     ==========      ==========      ==========

     Insurance Underwriting

     Underwriting results for the Company for the three and six months ended June 30, 1999 and 1998 are summarized in the following table (dollars in thousands):

                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                             ------------------------------ -------------------------------
                                                                   1999           1998            1999            1998
                                                             --------------  -------------- --------------  ---------------

      Gross written premiums........................            $  78,181      $  75,145       $ 149,705       $ 138,993
                                                                =========      =========       =========       =========

      Net written premium...........................            $  76,173      $  73,109       $ 145,535       $ 134,945
                                                                =========      =========       =========       =========

      Net earned premium............................            $  69,688      $  63,278       $ 137,558       $ 122,023
      Net losses and loss adjustment expenses.......               11,758         10,558          23,672          21,776
      Net commissions, brokerage and other..........               41,838         37,729          81,816          72,768
                                                                ---------      ---------       ---------       ---------
      Underwriting income...........................            $  16,092      $  14,991       $  32,070       $  27,479
                                                                =========      =========       =========       =========

      Loss ratio....................................                 16.9%          16.7%           17.2%           17.9%
      Expense ratio.................................                 60.0           59.6            59.5            59.6
                                                                ---------      ---------       ---------       ---------
      Combined ratio................................                 76.9%          76.3%           76.7%           77.5%
                                                                =========      =========       =========       =========

     Premiums Written

     CNA Surety primarily markets contract and commercial surety bonds. Contract bonds guarantee obligations covered by a written agreement between two parties. The most common types include bid, performance and payment bonds. The commercial surety market includes numerous types of bonds categorized as court judicial, court fiduciary, public official, license and permit and many miscellaneous bonds that include guarantees of financial performance. The Company also writes fidelity bonds which cover losses arising from employee dishonesty and errors and omissions ("E&O") liability insurance.

     Gross written premiums are shown in the table below (dollars in thousands):

                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                             ------------------------------ -------------------------------
                                                                   1999           1998            1999            1998
                                                             -------------  --------------- --------------  ---------------

      Contract......................................            $   39,004     $   36,886      $   69,717      $   63,086
      Commercial....................................                32,902         32,273          66,267          62,677
      Fidelity......................................                 4,494          4,279           9,408           8,998
      E&O and other.................................                 1,781          1,707           4,313           4,232
                                                                ----------     ----------      ----------      ----------
                                                                $   78,181     $   75,145      $  149,705      $  138,993
                                                                ==========     ==========      ==========      ==========

     Gross written premiums increased 4.0%, or $3.0 million, for the three months ended June 30, 1999 over the comparable period in 1998. Contract surety accounted for most of this increase with growth of 5.7%, or $2.1 million, in gross written premiums as compared to 1998. This increase reflects increased volume from new accounts added during 1998 and generally healthy economic conditions for public construction nationwide. The highway/bridge sector has shown particular strength since the United States Congressional passage of The Transportation Equity Act for the 21st Century (TEA-21). TEA-21 authorizes a 40% increase in total Federal funding for highway and transit systems to over $200 billion in the six year period from 1998 to 2004. Commercial surety increased 1.9%, or $0.6 million, for the three months ended June 30, 1999 primarily reflecting increased premiums from the Company's international surety and credit reinsurance contract. CNA Surety assumed $3.0 million and $2.5 million of international surety and credit business for the three months ended June 30, 1999 and 1998, respectively, through a quota share reinsurance treaty with an affiliate of CCC, CNA Reinsurance Company Limited (London) ("CNA Re"). Commercial surety, exclusive of international surety and credit business, increased 0.4% for the three months ended June 30, 1999 as compared to the same period in 1998. This slower quarterly growth rate for core direct commercial surety was primarily due to a $1.5 million decline in quarterly premiums for renewal business and increased competitive conditions in the large commercial account segment. The decline in renewal premiums primarily relates to quarterly fluctuations in processing. The growth in renewal premiums for the first half was consistent with the 5.8% growth for the entire core domestic commercial book on a year to date basis. The fidelity, E&O and other book of business increased 4.8%, or $0.3 million, to $6.3 million for the three months ended June 30, 1999 as compared to the same period in 1998.

     Gross written premiums for the first half of 1999 increased 7.7%, or $10.7 million, compared to the same period in 1998. Contract surety and commercial surety gross written premiums increased 10.5% and 5.7%, respectively, for the first half of 1999. CNA Surety assumed $5.3 million and $5.0 million of international surety and credit business for the six months ended June 30, 1999 and 1998, respectively, through a quota share reinsurance treaty with an affiliate of CCC, CNA Re.

     Net written premiums are shown in the table below (dollars in thousands):


                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                             ------------------------------ -------------------------------
                                                                   1999           1998            1999            1998
                                                             --------------  -------------- --------------  ---------------
      Contract......................................            $   37,838     $   35,092      $   67,497      $   60,332
      Commercial....................................                32,511         32,489          65,395          62,461
      Fidelity......................................                 4,494          4,272           9,408           8,968
      E&O and other.................................                 1,330          1,256           3,235           3,184
                                                                ----------     ----------      ----------      ----------
                                                                $   76,173     $   73,109      $  145,535      $  134,945
                                                                ==========     ==========      ==========      ==========

     For the three months ended June 30, 1999, net written premiums increased 4.2%, or $3.1 million, over the comparable period in 1998, consistent with the changes in gross written premiums described above. Net written premiums increased 7.8%, or $2.7, million for the contract surety business. Commercial surety net written premiums remained flat at $32.5 million for the three months ended June 30, 1999 compared to the same period in 1998, with domestic commercial surety down 1.6% offset by the increased assumed international surety and credit business from CNA Re. The fidelity, E&O and other book of business increased 5.4%, or $0.3 million, for the three months ended June 30, 1999 as compared to the same period in 1998.

     For the first half of 1999, net written premiums increased 7.8%, or $10.6 million, over the comparable period in 1998 with contract surety and commercial surety up 11.9% and 4.7%, respectively. The increase in commercial surety for the first half of 1999 is primarily attributable to increased business with key national and regional distribution partners. The fidelity, E&O and other book of business increased 4.0%, or $0.5 million, for the six months ended June 30, 1999 as compared to the same period in 1998.


     Underwriting Income

     Underwriting income increased 7.3% to $16.1 million for the three months ended June 30, 1999 compared to the same period in 1998 primarily reflecting a 10.1% period to period increase in earned premiums. Underwriting income increased 16.7% to $32.1 million for the six months ended June 30, 1999 compared to the same period in 1998. The six month period to period change in underwriting income primarily reflects the 12.7% increase in earned premiums along with the changes in loss experience discussed below.

     Loss Ratio

     The loss ratios for the three months ended June 30, 1999 and 1998 were 16.9% and 16.7%, respectively. The loss ratios included $2.4 million and $1.1 million of favorable reserve development for the three months ended June 30, 1999 and 1998, respectively. Excluding the impact of the favorable reserve development, the loss ratios would have been 20.4% and 18.4% for the three month periods ended June 30, 1999 and June 30, 1998, respectively. For the six months ended June 30, 1999 and 1998, the loss ratios were 17.2% and 17.9%, respectively. The loss ratios included $4.1 million and $1.7 million of favorable reserve development for the six months ended June 30, 1999 and 1998, respectively. Excluding the impact of the favorable reserve development, the loss ratios would have been 20.2% and 19.2% for the six month periods ended June 30, 1999 and June 30, 1998, respectively. The increase in the adjusted loss ratios reflects the change in business mix to a higher proportion of standard contract surety.

     Expense Ratio

     The expense ratio increased to 60.0% for the three months ended June 30, 1999 compared to 59.6% for the same period in 1998. The 1999 increase is primarily due to planned information technology related expenditures and other costs related to back office consolidation efforts. For the six months ended June 30, 1999, the expense ratio decreased to 59.5% from 59.6% for the same period in 1998 due to the increased scale of the Company as net earned premiums increased 12.7% and operating expenses increased at a slightly lower rate of 12.4%.


     Investment Income

     For the three months ended June 30, 1999, net investment income was $6.2 million compared to net investment income for the three months ended June 30, 1998 of $6.1 million. The average pretax yields were 5.4% and 5.7% for the three months ended June 30, 1999 and 1998, respectively. The increase in investment income for the three months ended June 30, 1999 is attributable to higher average invested assets offset by the effects of a higher proportion of the portfolio being invested in tax exempt securities and lower nominal interest rates. Net investment income for the six months ended June 30, 1999 and 1998 was $12.5 million and $12.9 million, respectively. The average pretax yields were 5.3% and 6.1% for the six months ended June 30, 1999 and 1998, respectively. The decrease in investment income for the six months ended June 30, 1999 is a result of a higher proportion of the portfolio being invested in tax exempt securities during the latter half of 1998 and continuing into 1999 and a general decline in interest rates since January 1, 1997.

     Net realized investment gains were $24 thousand for the three months ended June 30, 1999 compared to $44 thousand net realized investment gains for the same period in 1998. For the six months ended June 30, 1999, net realized investment gains were $0.4 million compared to $44 thousand net realized investment gains for the same period in 1998.

     Analysis of Other Operations

     Amortization expense was $1.5 million for the three months ended June 30, 1999 compared to $1.5 million for the three months ended June 30, 1998. For six months ended June 30, 1999 and 1998, amortization of intangibles was $3.0 million. Intangible assets represent goodwill and identified intangibles arising from the acquisition of Capsure and goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC. Intangible assets are generally amortized over 30 years.

     Interest expense decreased 27.6% for the second quarter of 1999 as compared to the second quarter in 1998, primarily due to lower debt levels. Average debt outstanding was $100.0 million for the second quarter in 1999 compared to $118.0 million in the second quarter of 1998. The weighted average interest rate for the three months ended June 30, 1999 was 5.1% compared to 5.9% for the same period in 1998. Interest expense decreased 22.9% for the first six months of 1999 as compared to the same period in 1998, primarily due to lower debt levels. Average debt outstanding was $107.8 million for the first six months in 1999 compared to $118.0 million in the first six months of 1998. The weighted average interest rate for the six months ended June 30, 1999 was 5.2% compared to 5.9% for the same period in 1998.

     Income Taxes

     Income tax expense was $6.6 million and $6.6 million and the effective income tax rates were 34.1% and 37.3% for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, income tax expense was $13.4 million and $12.8 million and the effective income tax rates were 34.0% and 37.9%, respectively. The decline in the effective income tax rate primarily relates to the aforementioned increased investments in tax exempt securities.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including income tax sharing payments of its insurance subsidiaries. At June 30, 1999, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $405.7 million of fixed income securities, $6.1 million of equity securities, $39.6 million of short-term investments, $5.2 million of other investments and $3.4 million of cash. At December 31, 1998, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $423.9 million of fixed income securities, $43.4 million of short-term investments, $5.8 million of other investments and $1.8 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses and pay dividends to stockholders. At June 30, 1999, the parent company's invested assets consisted of $8.6 million of short-term investments and $6.6 million of cash. At December 31, 1998, the parent company's invested assets consisted of $14.5 million of short-term investments and $15.9 million of cash.

     The Company's consolidated net cash flow provided by operating activities was $16.0 million for the six months ended June 30, 1999 and $24.1 million for the comparable period in 1998. The decrease in net cash flow provided by operating activities primarily relates to increased reinsurance receivables from affiliates.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of up to $130 million. CNA Surety borrowed $105 million as of September 30, 1997 and used the proceeds to retire the existing Capsure debt of approximately $54 million and to make a $50 million capital contribution to Western Surety. On October 6, 1997, CNA Surety borrowed an additional $13 million to pay the $10.6 million closing dividend to Capsure stockholders and other merger-related costs. As of June 30, 1999, CNA Surety has repaid $18 million of this debt.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. As of June 30, 1999, the weighted average interest rate was 5.4% on the $100.0 million of outstanding borrowings. As of December 31, 1998, the weighted average interest rate was 5.9% on the $113.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of June 30, 1999, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 1999 is based on statutory surplus and income at and for the year ended December 31, 1998. Without prior regulatory approval in 1999, CNA Surety's insurance subsidiaries may pay stockholder dividends of $32.7 million in the aggregate. CNA Surety received $15.0 million in dividends from its insurance subsidiaries during the first six months of 1999 and $4.4 million in the first six months of 1998.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability, as calculated in accordance with the Internal Revenue Code of 1986 (the "Code") as amended. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $12.9 million for the six months ended June 30, 1999 and $13.4 million for the same period in 1998.

     CNA Surety management believes that it will have sufficient available resources to meet its present capital needs.

     On July 28, 1999, CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange. The Bond Exchange specializes in the distribution of surety and fidelity bonds with 1998 premium production of approximately $4 million. This purchase was primarily funded with working capital.

IMPACT OF YEAR 2000 ON THE COMPANY

     The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning after 1999. Such malfunctions could lead to business delays and disruptions.

     For several years prior to the Merger, CNAF and Western Surety had each, as a matter of normal maintenance and system development practices, begun to address Year 2000 considerations. The Company has continued to participate in CNAF's Year 2000 activities following the Merger. The Company's internal target for achieving Year 2000 internal substantial readiness generally coincided with CNAF's December 1, 1998 target substantial readiness date. Based upon internal certification achieved as part of the CNAF Year 2000 activities, the Company's management believes that the Company has accomplished the December 1, 1998 target date for its internal systems identified prior to that date for anticipated renovation.

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

     With respect to its internal systems, the Company has created plans to monitor the Year 2000 renovation or replacement of the Company's IT systems. Several of these systems are deemed to be obsolete and will not be used in a Year 2000 ready business environment. As a result of a post-Merger Company initiative to consolidate and centralize disparate technology systems at Western Surety, Company management decided to combine any needed Year 2000 renovation effort with Western Surety's modification efforts.

     Year 2000 Readiness

All existing IT systems undergoing renovation prior to December 1, 1998, have been internally certified as Year 2000 ready during the fourth quarter of 1998. In addition to having accomplished the December 1, 1998 target date for its internal systems previously scheduled for renovation, the Company is currently developing and will be implementing several new IT systems that it anticipates will become operational before January 1, 2000. Also, due to delays in the development and testing of a new enterprise wide claims system it had originally intended for implementation prior to January 1, 2000, the Company has decided to renovate a remaining non-compliant component of its existing claim system. The development and implementation of these new systems and the renovation of the one existing claim system component will involve design and testing to confirm their Year 2000 readiness on a timely basis. However, if such renovation cannot be completed on a timely basis, the Company does not anticipate any material adverse impact on the Company's results of operations, financial condition or liquidity.

     Year 2000 and IT Expenditures

     The Company's enterprise-wide Year 2000 readiness efforts are currently estimated to cost approximately $655,000 in excess of the cost of ordinary software upgrades and replacements and will be funded through working capital. As of June 30, 1999, approximately $407,000 had been incurred in Year 2000-related expenditures. The estimated amount includes expenses incurred or anticipated to be incurred for third party remediation and testing and additional equipment hardware purchases to facilitate further testing. The Year 2000 estimated readiness costs comprised approximately five percent of the Company's total 1998 IT budget, and the remaining Year 2000 estimated readiness costs anticipated to be expended in 1999 comprise approximately $110,000, or approximately one percent of the Company's total 1999 IT budget.

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

     Company management has concluded that it is not reasonably possible to continue the Company's business operations without the use of automation and information technology, such as computers and telephones. Management, for contingency planning, is considering using, as a back up for its main frame computer capability, an existing and/or new computer application(s) that can be operated at stand-alone computer stations. Management believes that such particular application(s) may provide a short-term solution that will enable the Company to process, record, and invoice for transactions, and to store such transactional data until main frame processing capability is restored. Through Western Surety, the Company also subscribes to a third party disaster recovery site, although access is subject to certain conditions and potential allocation among other subscribers. The Company is taking steps to assure itself of a greater likelihood of efficient access to the site in the event of a Year 2000-related disruption of its main frame computer capability. The Company has also entered into a contract for the purchase and installation of a back up emergency power generator for its Sioux Falls facility that it believes will become operational prior to January 1, 2000.

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

ITEM 1.    Legal Proceedings - None.

ITEM 2.    Changes in the Rights of the Company's Security Holders - None.

ITEM 3.    Defaults Upon Senior Securities - None.

ITEM 4.    Submission of Matters to a Vote of Security Holders -

           At the Annual Meeting of Shareholders of CNA Surety Corporation held on May 11, 1999, the Company's shareholders voted on the following proposals. The number of shares issued, outstanding and eligible to vote as of the record date of March 15, 1999 were 44,101,463. Proxies representing 40,041,045 shares or 90.79 percent of the eligible voting shares were tabulated.

           PROPOSAL 1
           Election of Directors.

                                            Number of Shares/Votes

                                         For                 Authority Withheld
           Giorgio Balzer                39,997,957          43,088
           Philip H. Britt               39,998,811          42,234
           Rod F. Dammeyer               39,998,422          42,623
           Edward Dunlop                 39,997,961          43,084
           Melvin Gray                   39,998,661          42,384
           Joe P. Kirby                  39,998,811          42,234
           William C. Pate               39,998,461          42,584
           Roy E. Posner                 39,998,811          42,234
           Adrian M. Tocklin             39,997,961          43,084
           Robert T. Van Gieson          39,998,461          42,584
           Mark C. Vonnahme              39,998,811          42,234

           PROPOSAL II
           To ratify the Board of Directors' appointment of the Company's independent auditors, Deloitte & Touche LLP for fiscal year 1999.

           For                           40,035,277
           Against                            1,738
           Abstain                            4,030

ITEM 5.    Other Information   -   None.

ITEM 6.    Exhibits and Reports on Form 8-K:
           (a)    Exhibits:
                  27.  Financial Data Schedule.

           (b)    Reports on Form 8-K:
                  May 12, 1999; CNA Surety Corporation Press Release issued on May 3, 1999.
                  May 19, 1999; CNA Surety Corporation Press Release issued on May 11, 1999.
                  June 18, 1999; CNA Surety Corporation Press Release issued on June 17, 1999.

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









Date:  August 11, 1999