Form 10-Q
period 1999-09-30
CNA SURETY CORP
filed 1999-11-12
CIK 1044566

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ---------------------



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    43,583,085 shares of Common Stock, $.01 par value as of November 5, 1999.

                     CNA SURETY CORPORATION AND SUBSIDIARIES



                                                              INDEX

                                                                                                                         Page
                                                                                                                         ----
 Part I.   Financial Information (Unaudited):

           Item 1.      Condensed Consolidated Financial Statements:

                        Independent Accountants' Report................................................................     3

                        Condensed Consolidated Balance Sheets at September 30, 1999 and
                        at December 31, 1998...........................................................................     4

                        Condensed Consolidated Statements of Income for the Three- and Nine-Months
                         Ended September 30, 1999 and 1998.............................................................     5

                        Condensed Consolidated Statements of Stockholders' Equity for the Nine
                        Months Ended September 30, 1999 and 1998.......................................................     6

                        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                        September 30, 1999 and 1998....................................................................     7

                        Notes to Condensed Consolidated Financial Statements at September 30, 1999 ....................     8

           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..........................................................................    11

 Part II.  Other Information:

           Item 1.      Legal Proceedings..............................................................................    21

           Item 2.      Changes in the Rights of the Company's Security Holders........................................    21

           Item 3.      Defaults Upon Senior Securities................................................................    21

           Item 4.      Submission of Matters to a Vote of Security Holders............................................    21

           Item 5.      Other Information..............................................................................    21

           Item 6.      Exhibits and Reports on Form 8-K ..............................................................    21


INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998 and related condensed consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Chicago, Illinois
November 8, 1999

                    CNA SURETY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              (Unaudited)
                                                                                             September 30,         December 31,
                                                                                                  1999                 1998
                                                                                           -----------------    -----------------
  ASSETS Invested assets and cash:
    Fixed income securities, at fair value (amortized cost: $442,411 and $418,866)            $  428,353           $  423,914
    Equity securities, at fair value (cost: $14,986 and $0)........................               14,222                   --
    Short-term investments, at cost (approximates fair value)......................               63,373               57,865
    Other investments, at fair value...............................................                5,294                5,830
    Cash                                                                                           5,832               17,746
                                                                                              ----------           ----------
       Total invested assets and cash..............................................              517,074              505,355
  Deferred policy acquisition costs................................................               84,326               74,488
  Insurance receivables:
    Premiums.......................................................................                9,148                8,950
    Reinsurance, including $45,499 and $47,175 from affiliates.....................               53,952               55,350
  Intangible assets (net of accumulated amortization of $11,805 and $7,347)........              157,504              156,062
  Prepaid reinsurance premiums.....................................................                2,275                2,157
  Other assets.....................................................................               20,092               17,008
                                                                                              ----------           ----------
         Total assets..............................................................           $  844,371           $  819,370
                                                                                              ==========           ==========


  LIABILITIES
  Reserves:
    Unpaid losses and loss adjustment expenses.....................................           $  150,192           $  150,020
    Unearned premiums..............................................................              198,762              183,708
                                                                                              ----------           ----------
       Total reserves..............................................................              348,954              333,728
  Long-term debt...................................................................              101,900              113,000
  Current income taxes payable.....................................................               11,550                6,726
  Deferred income taxes, net.......................................................                5,648               10,649
  Reinsurance payables to affiliates...............................................               10,164                1,424
  Payable for securities purchased.................................................                7,128                8,517
  Other liabilities................................................................               32,112               35,429
                                                                                              ----------           ----------
       Total liabilities...........................................................           $  517,456           $  509,473
                                                                                              ----------           ----------

  Commitments and contingencies (See Note 5)


  STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share, 20,000 shares authorized; none issued
    and outstanding................................................................                   --                   --
  Common stock, par value $.01 per share, 100,000 shares authorized; 44,115 shares issued and 44,077 shares outstanding at September 30, 1999 and 44,093 issued
  and outstanding at December 31, 1998.............................................                  441                  441
  Additional paid-in capital.......................................................              253,325              253,215
  Retained earnings................................................................               83,484               52,984
  Accumulated other comprehensive income...........................................               (9,862)               3,257
  Treasury stock, at cost..........................................................                 (473)                   -
                                                                                              ----------            ---------
       Total stockholders' equity..................................................              326,915              309,897
                                                                                              ----------            ---------
       Total liabilities and stockholders' equity..................................           $  844,371           $  819,370
                                                                                              ==========           ==========

The accompanying notes are an integral part of these condensed financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        Three Months Ended                 Nine Months Ended
                                                                          September 30,                      September 30,
                                                                 ------------------------------     ------------------------------
                                                                       1999            1998               1999            1998
                                                                 --------------- --------------     -------------    -------------
  Revenues:
    Net earned premium..........................................    $   72,009      $   69,781        $  209,567      $  191,804
    Net investment income.......................................         6,387           5,366            18,900          18,232
    Net realized investment gains...............................             6             178               426             222
                                                                    ----------      ----------        ----------      ----------
                                                                        78,402          75,325           228,893         210,258
                                                                    ----------      ----------        ----------      ----------

  Expenses:
    Net losses and loss adjustment expenses.....................         9,447          12,552            33,119          34,328
    Net commissions, brokerage and other underwriting...........        42,661          40,944           124,477         113,712
    Interest expense............................................         1,464           1,847             4,284           5,505
    Amortization of intangible assets...........................         1,508           1,475             4,458           4,425
                                                                    ----------      ----------        ----------      ----------
                                                                        55,080          56,818           166,338         157,970
                                                                    ----------      ----------        ----------      ----------

  Income before income taxes....................................        23,322          18,507            62,555          52,288
  Income taxes..................................................         8,118           7,025            21,470          19,834
                                                                    ----------      ----------        ----------      ----------
  Net income....................................................    $   15,204      $   11,482        $   41,085      $   32,454
                                                                    ==========      ==========        ==========      ==========

  Earnings per share............................................    $     0.34      $     0.26        $     0.93      $     0.74
                                                                    ==========      ==========        ==========      ==========

  Earnings per share, assuming dilution.........................    $     0.34      $     0.26        $     0.93      $     0.74
                                                                    ==========      ==========        ==========      ==========

  Weighted average shares outstanding...........................        44,102          44,033            44,100          43,598
                                                                    ==========      ==========        ==========      ==========

  Weighted average shares outstanding, assuming dilution........        44,261          44,155            44,245          43,764
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

                    CNA SURETY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                     Common
                                                                     Stock                     Additional
                                                                     Shares        Common       Paid-In      Comprehensive
                                                                  Outstanding      Stock        Capital          Income
                                                                  -------------  -----------   -----------   ---------------
Balance, December 31, 1997 ....................................       43,320      $     433      $ 244,829
Comprehensive income:
  Net income ..................................................           --             --             --       32,454
Other comprehensive income:
  Change in unrealized gains on securities (after incometaxes),
  net of reclassification adjustment of $121 ..................           --             --             --        5,977
                                                                                                              ---------
     Total comprehensive income ...............................                                               $  38,431
                                                                                                              =========

Issuance of common stock ......................................          628              6          7,526
Stock options exercised .......................................          138              2            824
                                                                   ---------      ---------      ---------
Balance, September 30, 1998 ...................................       44,086      $     441      $ 253,179
                                                                   =========      =========      =========

Balance, December 31, 1998 ....................................       44,093      $     441      $ 253,215
Comprehensive income:
  Net income ..................................................           --             --             --    $  41,085
Other comprehensive income:
  Change in unrealized gains (losses) on securities (after
income taxes), net of reclassification adjustment of $813 .....           --             --             --      (13,119)
                                                                                                              ---------
     Total comprehensive income ...............................                                               $  27,966
                                                                                                              =========

Issuance of common stock ......................................           --             --             --
Purchase of treasury stock ....................................          (38)            --             --
Stock options exercised .......................................           22             --            110
Dividends paid to stockholders ................................           --             --             --
                                                                   ---------      ---------      ---------
Balance, September 30, 1999 ...................................       44,077      $     441      $ 253,325
                                                                   =========      =========      =========




                                                                               Accumulated
                                                                                 Other                          Total
                                                                  Retained   Comprehensive    Treasury      Stockholders'
                                                                  Earnings       Income        Stock           Equity
                                                                 --------------------------- ----------- --------------
Balance, December 31, 1997 ....................................   $  10,996    $    474      $       --     $ 256,732
Comprehensive income:
  Net income ..................................................      32,454          --              --        32,454
Other comprehensive income:
  Change in unrealized gains on securities (after incometaxes),
  net of reclassification adjustment of $121 ..................          --       5,977              --         5,977

     Total comprehensive income ...............................

Issuance of common stock ......................................          --          --              --         7,532
Stock options exercised .......................................          --          --              --           826
                                                                  ---------    --------       ---------      --------
Balance, September 30, 1998 ...................................   $  43,450    $  6,451              --     $ 303,521
                                                                  =========    ========       =========     =========

Balance, December 31, 1998 ....................................   $  52,984       3,257      $       --     $ 309,897
Comprehensive income:
  Net income ..................................................      41,085          --              --        41,085
Other comprehensive income:
  Change in unrealized gains (losses) on securities (after
income taxes), net of reclassification adjustment of $813 .....          --     (13,119)             --       (13,119)

     Total comprehensive income ...............................

Issuance of common stock ......................................          --          --              --            --
Purchase of treasury stock ....................................          --          --            (473)         (473)
Stock options exercised .......................................          --          --              --           110
Dividends paid to stockholders ................................     (10,585)         --              --       (10,585)
                                                                  ---------    --------       ---------     ---------
Balance, September 30, 1999 ...................................    $ 83,484    $ (9,862)      $    (473)    $ 326,915
                                                                  =========    ========       =========     =========


The accompanying notes are an integral part of these condensed financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                           ------------------------------------
                                                                                                  1999                 1998
                                                                                           -----------------    ---------------
  OPERATING ACTIVITIES:

    Net income.....................................................................           $   41,085           $   32,454
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...............................................                5,939                5,869
       Accretion of bond discount, net.............................................                1,630                1,455
       Net realized investment gains...............................................                 (426)                (222)
    Changes in:
       Insurance receivables.......................................................                1,200              (14,677)
       Reserve for unearned premiums...............................................               15,054               11,225
       Reserve for unpaid losses and loss adjustment expenses......................                  172               16,200
       Deferred policy acquisition costs...........................................               (9,838)              (8,302)
       Deferred income taxes, net..................................................                2,027                4,762
       Reinsurance payables........................................................                8,740                  892
       Other assets and liabilities................................................                  775                 (447)
                                                                                              ----------           ----------

         Net cash provided by operating activities.................................               66,358               49,209
                                                                                              ----------           ----------

  INVESTING ACTIVITIES:
    Fixed income securities:
       Purchases...................................................................             (154,212)            (237,149)
       Maturities..................................................................               31,195               40,464
       Sales.......................................................................               98,267               42,895
    Purchase of equity securities..................................................              (15,145)                  --
    Proceeds from sale of equity securities........................................                  161                   --
    Changes in short-term investments..............................................               (5,508)             100,428
    Acquisition of businesses, net of cash acquired................................               (5,900)                  --
    Other, net.....................................................................               (5,036)              (2,419)
                                                                                              ----------           ----------

         Net cash (used in) investing activities...................................              (56,178)             (55,781)
                                                                                              ----------           ----------

  FINANCING ACTIVITIES:
    Principal payments on long-term debt...........................................              (13,000)                  --
    Proceeds from long-term debt...................................................                1,900                   --
    Issuance of common stock.......................................................                   --                7,532
    Dividends to stockholders......................................................              (10,585)                  --
    Purchase of treasury stock.....................................................                 (473)                  --
    Other..........................................................................                   64                  479
                                                                                              ----------           ----------

         Net cash (used in) provided by financing activities.......................              (22,094)               8,011
                                                                                              ----------           ----------

  (Decrease) Increase in cash......................................................              (11,914)               1,439
  Cash at beginning of period......................................................               17,746                  130
                                                                                              ----------           ----------
  Cash at end of period............................................................           $    5,832           $    1,569
                                                                                              ==========           ==========

  Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest....................................................................           $    4,853           $    5,415
       Income taxes................................................................           $   13,800           $   12,500

The accompanying notes are an integral part of these condensed financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

3.   INVESTMENTS

     The amortized cost and estimated fair value of fixed income and equity securities held by CNA Surety at September 30, 1999 and December 31, 1998, by investment category, were as follows (dollars in thousands):




                                                                               Gross               Gross
                                                      Amortized Cost or      Unrealized         Unrealized        Estimated Fair
  September 30, 1999                                         Cost              Gains               Losses             Value
  --------------------------------------------------- -------------------------------------- ------------------ -------------------
  Fixed income securities:
  U.S. Treasury securities and obligations of U.S.
    Government and agencies:
       U.S. Treasury.............................       $   17,103         $       62          $       (4)        $   17,161
       U.S. Agencies.............................           48,167                  6              (1,001)            47,172
       Collateralized mortgage obligations.......            2,513                 10                  (7)             2,516
       Mortgage pass-through securities..........           47,297                  1              (1,056)            46,242
  Obligations of states and political subdivisions         229,713                 19              (8,965)           220,767
  Corporate bonds................................           43,155                 --              (2,451)            40,704
  Non-agency collateralized mortgage obligations.           13,957                 --                (217)            13,740
  Other asset-backed securities:
    Second mortgages/home equity loans...........           24,255                 69                 (71)            24,253
    Credit card receivables......................            7,999                  8                (176)             7,831
    Other........................................            8,252                 --                (285)             7,967
                                                        ----------         ----------          ----------         ----------
       Total fixed income securities.............          442,411                175             (14,233)           428,353

  Equity securities..............................           14,986                419              (1,183)            14,222
                                                        ----------         ----------          ----------         ----------
       Total.....................................       $  457,397         $      594          $  (15,416)        $  442,575
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
                                                        ==========         ==========          ==========         ==========


4.   REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):



                                                                            Nine Months Ended September 30,
                                                                -------------------------------------------------------
                                                                          1999                          1998
                                                                -------------------------    --------------------------
                                                                   Written       Earned        Written         Earned
                                                                -----------   -----------    -----------   ------------
Direct........................................................  $    82,453   $    76,982    $    80,495   $     76,699
Assumed from affiliates.......................................      147,970       137,743        130,381        120,902
Ceded.........................................................       (5,920)       (5,158)        (6,060)        (5,797)
                                                                -----------   -----------    -----------    -----------
                                                                $   224,503   $   209,567    $   204,816    $   191,804
                                                                ===========   ===========    ===========    ===========


     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses was as follows (dollars in thousands):


                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                           --------------------------
                                                                                              1999            1998
                                                                                           -----------    -----------
Gross loss and loss adjustment expense..................................................   $    39,063    $    39,497
Ceded amounts...........................................................................        (5,944)        (5,169)
                                                                                           -----------    -----------
Net loss and loss adjustment expense....................................................   $    33,119    $    34,328
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

BUSINESS

     The Company primarily operates in the surety and fidelity segment of the domestic property and casualty insurance industry. CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 37,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. Western Surety writes, on a direct basis or as business assumed from CCC and CIC, small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; international surety and credit insurance; and errors and omissions ("E&O") liability insurance, as a licensed insurer in all 50 states and the District of

Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), writes principally small commercial surety business and is licensed in 23 states. USA specializes in the underwriting of small contract and commercial surety bonds. USA is licensed in 43 states and the District of Columbia with most of its business generated in Texas.

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

RESULTS OF OPERATIONS

CNA SURETY RESULTS FOR THE THREE- AND NINE- MONTH PERIODS
ENDED SEPTEMBER 30, 1999 AND 1998

     The components of net income for the Company for the three and nine months ended September 30, 1999 and 1998 are summarized as follows (dollars in thousands, except per share amounts):


                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                             ------------------------------ -------------------------------
                                                                   1999           1998            1999            1998
                                                             ------------------------------ --------------- ---------------
      Total revenues................................            $   78,402     $   75,325      $  228,893      $  210,258
                                                                ==========     ==========      ==========      ==========

      Underwriting income...........................            $   19,901     $   16,285      $   51,971      $   43,764
      Net investment income.........................                 6,387          5,366          18,900          18,232
      Net investment gains..........................                     6            178             426             222
      Interest expense..............................                 1,464          1,847           4,284           5,505
      Amortization of intangible assets.............                 1,508          1,475           4,458           4,425
                                                                ----------     ----------      ----------      ----------
      Income before income taxes....................                23,322         18,507          62,555          52,288
      Income taxes..................................                 8,118          7,025          21,470          19,834
                                                                ----------     ----------      ----------      ----------
      Net income....................................            $   15,204     $   11,482      $   41,085      $   32,454
                                                                ==========     ==========      ==========      ==========

      Net income per share..........................            $     0.34     $     0.26      $     0.93      $     0.74
                                                                ==========     ==========      ==========      ==========

     Insurance Underwriting

     Underwriting results for the Company for the three and nine months ended September 30, 1999 and 1998 are summarized in the following table (dollars in thousands):


                                                                  Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                             ------------------------------ -------------------------------
                                                                   1999           1998            1999            1998
                                                             -------------- --------------- --------------- ---------------
      Gross written premiums........................            $  80,718      $  71,883       $ 230,423       $ 210,876
                                                                =========      =========       =========       =========

      Net written premium...........................            $  78,968      $  69,871       $ 224,503       $ 204,816
                                                                =========      =========       =========       =========

      Net earned premium............................            $  72,009      $  69,781       $ 209,567       $ 191,804
      Net losses and loss adjustment expenses.......                9,447         12,552          33,119          34,328
      Net commissions, brokerage and other..........               42,661         40,944         124,477         113,712
                                                                ---------      ---------       ---------       ---------
      Underwriting income...........................            $  19,901      $  16,285       $  51,971       $  43,764
                                                                =========      =========       =========       =========

      Loss ratio....................................                 13.1%          18.0%           15.8%           17.9%
      Expense ratio.................................                 59.3           58.7            59.4            59.3
                                                                ---------      ---------       ---------       ---------
      Combined ratio................................                 72.4%          76.7%           75.2%           77.2%
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

     Gross written premiums are shown in the table below (dollars in thousands):


                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                             ------------------------------ -------------------------------
                                                                   1999           1998            1999            1998
                                                             ------------------------------ --------------- ---------------
      Contract......................................            $   43,835     $   36,718      $  113,552      $   99,804
      Commercial....................................                30,680         29,316          96,947          91,993
      Fidelity......................................                 4,601          4,349          14,009          13,347
      E&O and other.................................                 1,602          1,500           5,915           5,732
                                                                ----------     ----------      ----------      ----------
                                                                $   80,718     $   71,883      $  230,423      $  210,876
                                                                ==========     ==========      ==========      ==========

     Gross written premiums increased 12.3%, or $8.8 million, for the three months ended September 30, 1999 over the comparable period in 1998. Contract surety accounted for most of this increase with growth of 19.4%, or $7.1 million, in gross written premiums as compared to 1998. This increase reflects increased volume from new accounts added during the prior eighteen months, increased direct international premium of $4.4 million and generally healthy economic conditions for public construction nationwide. The highway/bridge sector has shown particular strength since the United States Congressional passage of The Transportation Equity Act for the 21st Century (TEA-21). TEA-21 authorizes a 40% increase in total Federal funding for highway and transit systems to over $200 billion in the nine year period from 1998 to 2004. Commercial surety increased 4.7%, or $1.4 million, for the three months ended September 30, 1999 primarily reflecting increased premiums from the Company's international surety and credit reinsurance business. CNA Surety assumed $3.0 million and $2.5 million of international surety and credit business for the three months ended September 30, 1999 and 1998, respectively, through a quota share reinsurance treaty with an affiliate of CCC, CNA Reinsurance Company Limited (London) ("CNA Re"). Commercial surety, exclusive of international surety and credit business, increased 3.2% for the three months ended September 30, 1999 as compared to the same period in 1998. The fidelity, E&O and other book of business increased 6.1%, or $0.4 million, to $6.2 million for the three months ended September 30, 1999 as compared to the same period in 1998.

     Gross written premiums for the first nine months of 1999 increased 9.3%, or $19.5 million, compared to the same period in 1998. Contract surety and commercial surety gross written premiums increased 13.8% and 5.4%, respectively, for the first nine months of 1999. CNA Surety assumed $8.3 million and $7.5 million of international surety and credit business for the nine months ended September 30, 1999 and 1998, respectively, through a quota share reinsurance treaty with CNA Re. The fidelity E&O and other book of business increased 4.4%, or $0.8 million, for the nine months ended September 30, 1999 as compared to the same period in 1998.

     Net written premiums are shown in the table below (dollars in thousands):


                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                             ------------------------------ -------------------------------
                                                                   1999           1998            1999            1998
                                                             ------------------------------ --------------- ---------------
      Contract......................................            $   42,469     $   35,218      $  109,966      $   95,550
      Commercial....................................                30,722         29,262          96,117          91,723
      Fidelity......................................                 4,601          4,339          14,009          13,307
      E&O and other.................................                 1,176          1,052           4,411           4,236
                                                                ----------     ----------      ----------      ----------
                                                                $   78,968     $   69,871      $  224,503      $  204,816
                                                                ==========     ==========      ==========      ==========

     For the three months ended September 30, 1999, net written premiums increased 13.0%, or $9.1 million, over the comparable period in 1998, consistent with the changes in gross written premiums described above. Net written premiums increased 20.6%, or $7.3 million, for the contract surety business. Commercial surety net written premiums increased 5.0%, or $1.5 million, for the three months ended September 30, 1999 compared to the same period in 1998, with domestic commercial surety up 3.6%. The fidelity, E&O and other book of business increased 7.2%, or $0.4 million, for the three months ended September 30, 1999 as compared to the same period in 1998.

     For the first nine months of 1999, net written premiums increased 9.6%, or $19.7 million, over the comparable period in 1998 with contract surety and commercial surety up 15.1% and 4.8%, respectively. The fidelity, E&O and other book of business increased 5.0%, or $0.9 million, for the nine months ended September 30, 1999 as compared to the same period in 1998.


     Underwriting Income

     Underwriting income increased 22.2% to $19.9 million for the three months ended September 30, 1999 compared to the same period in 1998 primarily reflecting favorable loss experience. Underwriting income increased 18.8% to $52.0 million for the nine months ended September 30, 1999 compared to the same period in 1998. The nine month period to period change in underwriting income primarily reflects the 9.3% increase in earned premiums along with the favorable loss experience discussed below.

     Loss Ratio

     The loss ratios for the three months ended September 30, 1999 and 1998 were 13.1% and 18.0%, respectively. The loss ratios included $4.7 million and $0.3 million of favorable reserve development for the three months ended September 30, 1999 and 1998, respectively. Excluding the impact of the favorable reserve development, the loss ratios would have been 19.7% and 18.4% for the three month periods ended September 30, 1999 and September 30, 1998, respectively. For the nine months ended September 30, 1999 and 1998, the loss ratios were 15.8% and 17.9%, respectively. The loss ratios included $8.8 million and $1.9 million of favorable reserve development for the nine months ended September 30, 1999 and 1998, respectively. Excluding the impact of the favorable reserve development, the loss ratios would have been 20.0% and 18.9% for the nine months periods ended September 30, 1999 and September 30, 1998, respectively. The increase in the adjusted loss ratios for the three- and nine-month periods ended September 30, 1999 reflects the change in business mix due to a higher proportion of standard contract surety. The increased favorable reserve development for the three- and nine-month periods in 1999 primarily relates to reserve development for accident years prior to 1997 and reflects higher salvage and subrogation recoveries received. This recent trend of increased salvage and subrogation recoveries will be monitored as part of our regular review of loss reserve levels.

     Expense Ratio

     The expense ratio increased to 59.3% for the three months ended September 30, 1999 compared to 58.7% for the same period in 1998. This increase in the expense ratio reflects lower net earned premium growth of 3.2% for the third quarter of 1999 compared to 11.2% in 1998. Operating expenses increased at a higher rate of 4.2% for the third quarter of 1999. For the nine months ended September 30, 1999, the expense ratio increased slightly to 59.4% from 59.3% for the same period in 1998, as net earned premiums increased 9.3% and operating expenses increased at a slightly higher rate of 9.5%.


     Investment Income

     For the three months ended September 30, 1999, net investment income was $6.4 million compared to net investment income for the three months ended September 30, 1998 of $5.4 million. The average pretax yields were 5.1% and 4.7% for the three months ended September 30, 1999 and 1998, respectively. The increase in investment income for the three months ended September 30, 1999 is attributable to higher average invested assets and general interest rate increases offset by the effects of a higher proportion of the portfolio being invested in tax exempt securities. Net investment income for the nine months ended September 30, 1999 and 1998 was $18.9 million and $18.2 million, respectively. The average pretax yields were 5.1% and 5.5% for the nine months ended September 30, 1999 and 1998, respectively. The increase in investment income for the nine months ended September 30, 1999 is a result of a higher level of invested assets in 1999.

     Net realized investment gains were $6 thousand for the three months ended September 30, 1999 compared to $178 thousand net realized investment gains for the same period in 1998. For the nine months ended September 30, 1999, net realized investment gains were $0.4 million compared to $0.2 million net realized investment gains for the same period in 1998.

     Analysis of Other Operations

     Amortization expense was $1.5 million for the three months ended September 30, 1999 and 1998. For nine months ended September 30, 1999 and 1998, amortization of intangibles was $4.5 and $4.4 million, respectively. Intangible assets represent goodwill and identified intangibles arising from the acquisition of Capsure, goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC and goodwill arising from a subsequent acquisition. Intangible assets are generally amortized over 30 years.

     On July 28, 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange. The Bond Exchange specializes in the distribution of surety and fidelity bonds with 1998 premium production of approximately $4 million. Goodwill arising from this acquisition was $5.9 million and will be amortized over 30 years.

     Interest expense decreased 20.7% for the third quarter of 1999 as compared to the third quarter in 1998, primarily due to lower debt levels. Average debt outstanding was $101.3 million for the third quarter in 1999 compared to $118.0 million in the third quarter of 1998. The weighted average interest rate for the three months ended September 30, 1999 was 5.4% compared to 5.9% for the same period in 1998. Interest expense decreased 22.2% for the first nine months of 1999 as compared to the same period in 1998, primarily due to lower debt levels. Average debt outstanding was $104.3 million for the first nine months in 1999 compared to $118.0 million in the first nine months of 1998. The weighted average interest rate for the nine months ended September 30, 1999 was 5.3% compared to 5.9% for the same period in 1998.

     Income Taxes

     Income tax expense was $8.1 million and $7.0 million and the effective income tax rates were 34.8% and 38.0% for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, income tax expense was $21.5 million and $19.8 million and the effective income tax rates were 34.3% and 37.9%, respectively. The decline in the effective income tax rate primarily relates to the aforementioned relative increase in investments in tax exempt securities.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including income tax sharing payments of its insurance subsidiaries. At September 30, 1999, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $428.4 million of fixed income securities, $14.2 million of equity securities, $50.0 million of short-term investments, $5.3 million of other investments and $3.4 million of cash. At December 31, 1998, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $423.9 million of fixed income securities, $43.4 million of short-term investments, $5.8 million of other investments and $1.8 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses and pay dividends to stockholders. At September 30, 1999, the parent company's invested assets consisted of $13.4 million of short-term investments and $2.4 million of cash. At December 31, 1998, the parent company's invested assets consisted of $14.5 million of short-term investments and $15.9 million of cash.

     The Company's consolidated net cash flow provided by operating activities was $66.4 million for the nine months ended September 30, 1999 and $49.2 million for the comparable period in 1998.

     On July 28, 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of up to $130 million. CNA Surety borrowed $105 million as of September 30, 1997 and used the proceeds to retire the existing Capsure debt of approximately $54 million and to make a $50 million capital contribution to Western Surety. On October 6, 1997, CNA Surety borrowed an additional $13 million to pay the $10.6 million closing dividend to Capsure stockholders and other merger-related costs. As of September 30, 1999, CNA Surety has repaid $18 million of this debt.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or nine months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. As of September 30, 1999, the weighted average interest rate was 5.6% on the $100.0 million of outstanding borrowings. As of December 31, 1998, the weighted average interest rate was 5.5% on the $113.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of September 30, 1999, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 1999 is based on statutory surplus and income at and for the year ended December 31, 1998. Without prior regulatory approval in 1999, CNA Surety's insurance subsidiaries may pay stockholder dividends of $32.7 million in the aggregate. CNA Surety received $20.0 million in dividends from its insurance subsidiaries during the first nine months of 1999 and $4.4 million in the first nine months of 1998.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability, as calculated in accordance with the Internal Revenue Code of 1986 (the "Code") as amended. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $20.7 million for the nine months ended September 30, 1999 and $19.8 million for the same period in 1998.

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

     Independent Assessment of Year 2000 Readiness

     In December 1997, the Company engaged an independent information consulting firm of national standing to perform a limited review and assessment of the Company's Year 2000 plans. This engagement included collecting and reviewing existing enterprise-wide and business unit Year 2000 plans and supporting documentation, reviewing the process for managing critical external agents and business partners, and determining if timing and coordination efforts appear reasonable with respect to program testing and enterprise certification. Based upon the Company's internal examination and the foregoing review and assessment, the Company has implemented various resulting recommendations, including the designation of a Year 2000 project manager with broad authority for the management and coordination of all Year 2000 efforts and the establishment of regular Year 2000 status reporting by the project manager to senior management and the board of directors of CNA Surety.

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

     Year 2000 Readiness

     All existing IT systems undergoing renovation prior to December 1, 1998, have been internally certified as Year 2000 ready during the fourth quarter of 1998. Nevertheless, due to delays in the development and testing of a new enterprise wide claims system it had originally intened for implementation prior to January 1, 2000, the Company has decided to renovate a remaining non-compliant component of its existing claim system. The renovation of the one existing claim system component will involve design and testing to confirm its Year 2000 readiness on a timely basis. However, if such renovation cannot be completed on a timely basis, the Company does not anticipate any material adverse impact on the Company's results of operations, financial condition or liquidity. Likewise, should the Company decide to develop and implement any new IT systems before January 1, 2000, any such systems will also involve design and testing to confirm Year 2000 readiness on a timely basis.

     Year 2000 and IT Expenditures

     The Company's enterprise-wide Year 2000 readiness efforts are currently estimated to cost approximately $655,000 in excess of the cost of ordinary software upgrades and replacements and will be funded through working capital. As of September 30, 1999, approximately $464,000 had been incurred in Year 2000-related expenditures. The estimated amount includes expenses incurred or anticipated to be incurred for third party remediation and testing and additional equipment hardware purchases to facilitate further testing. The Year 2000 estimated readiness costs comprised approximately five percent of the Company's total 1998 IT budget, and the remaining Year 2000 estimated readiness costs anticipated to be expended in 1999 comprise approximately $110,000, or approximately one percent of the Company's total 1999 IT budget.

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

     Company management has concluded that it is not reasonably possible to continue the Company's business operations without the use of automation and information technology, such as computers and telephones. Management, for contingency planning, is developing, as a back up for its main frame computer capability, existing computer applications that can be operated at stand-alone computer stations. Management believes that such particular application(s) may provide a short-term solution that will enable the Company to process, record, and invoice for transactions, and to store such transactional data until main frame processing capability is restored. Through Western Surety, the Company also subscribes to a third party disaster recovery site, although access is subject to certain conditions and potential allocation among other subscribers. The Company is taking steps to assure itself of a greater likelihood of efficient access to the site in the event of a Year 2000-related disruption of its main frame computer capability. The Company is also having installed a back up emergency power generator for its Sioux Falls facility that it believes will become operational prior to January 1, 2000.

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

ITEM 3. Defaults Upon Senior Securities - None.

ITEM 4. Submission of Matters to a Vote of Security Holders - None.

ITEM 5. Other Information - None.

ITEM 6. Exhibits and Reports on Form 8-K:
        (a) Exhibits:
            27. Financial Data Schedule.

        (b) Reports on Form 8-K:
            August 4, 1999; CNA Surety Corporation Press Release issued on July 28, 1999.
            August 4, 1999; CNA Surety Corporation Press Release issued on August 2, 1999.
            August 23, 1999; CNA Surety Corporation Press Release issued on August 17, 1999.

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









Date:  November 12, 1999