Form 10-K
period 1999-12-31
CNA SURETY CORP
filed 2000-03-24
CIK 1044566

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates was $174.3 million based upon the closing price of $11.00 per share on March 10, 2000, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

     At March 10, 2000, 42,942,660 shares of the Registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I
 Item 1.      Business....................................................      3
              General.....................................................      3
              Formation of CNA Surety and Merger..........................      3
              Description of Business.....................................      3
              Financial Strength Ratings..................................      4
              Product Information.........................................      4
              Marketing...................................................      7
              Underwriting................................................      8
              Competition.................................................      8
              Reinsurance.................................................      9
              Reserves for Unpaid Losses and Loss Adjustment Expenses.....      9
              Claims......................................................     11
              Asbestos and Environmental Claims...........................     12
              Regulation..................................................     12
              Investments.................................................     13
              Employees...................................................     13
 Item 2.      Properties..................................................     13
 Item 3.      Legal Proceedings...........................................     14
 Item 4.      Submission of Matters to a Vote of Security Holders.........     14
PART II
 Item 5.      Market for the Registrant's Common Stock and Related
              Stockholder Matters.........................................     14
 Item 6.      Selected Financial Data.....................................     15
 Item 7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     17
 Item 7a      Quantitative and Qualitative Discussions About Market
              Risk........................................................     17
 Item 8.      Financial Statements and Supplementary Data.................     17
 Item 9.      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     17
PART III
 Item 10.     Directors and Executive Officers of the Registrant..........     18
 Item 11.     Executive Compensation......................................     18
 Item 12.     Security Ownership of Certain Beneficial Owners and
              Management..................................................     18
 Item 13.     Certain Relationships and Related Transactions..............     18
PART IV
 Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................     18

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                     PART I

ITEM 1. BUSINESS

GENERAL

     CNA Surety Corporation ("CNA Surety" or "Company") is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation with Capsure Holdings Corp.'s ("Capsure") insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with approximately an 8.6% market share (based upon A.M. Best data). Its wide selection of products range from very small commercial bonds to large contract bonds.

FORMATION OF CNA SURETY AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into a newly-formed holding company, CNA Surety Corporation. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 63% of the outstanding common stock of CNA Surety. Loews Corporation owns approximately 86% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations ("Predecessor").

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

DESCRIPTION OF BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 37,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and CIC, small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; international surety and credit insurance; and errors and omissions ("E&O") liability insurance. Western Surety is a licensed insurer in all 50 states and the District of Columbia. USA is licensed in 44 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), is licensed in 24 states.

FINANCIAL STRENGTH RATINGS

     A.M. BEST COMPANY, INC. ("A.M. BEST")

     Western Surety and USA are currently rated A+ (Superior) and A (Excellent), respectively, by A.M. Best. Through intercompany reinsurance and related agreements, CNA Surety's customers will continue to have access to CCC's broader underwriting capacity. CCC is currently rated A by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to D (Poor) with A++ being highest. An A+ (Superior) rating is assigned to those companies which A.M. Best believes have achieved superior overall performance when compared to the norms of the property and casualty insurance industry. A+ (Superior) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. A rating of A (Excellent) is assigned to those companies which A.M. Best believes have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations.

     STANDARD AND POOR'S ("S&P")

     Western Surety and USA are both currently rated A (Strong), by S&P. CCC is currently rated A by S&P. S&P's letter ratings range from AAA+ (Extremely Strong) to CC (Extremely Weak) with AAA+ being highest. An insurer rated 'A' has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

PRODUCT INFORMATION

     According to the Surety Association of America ("SAA") industry estimates, approximately 80% of the $3.0 billion United States surety market is represented by bonds required by federal statutes, state laws, and local ordinances. These bonding requirements range from federal construction projects, where the contractor is required to post performance and payment bonds which guarantee performance of contracts to the government as well as payment of bills to subcontractors and suppliers, to license and permit bonds which guarantee compliance with legal requirements for business operations.

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

     There are two broad types of surety products -- contract surety and commercial surety bonds. Contract surety bonds secure a contractor's performance and/or payment obligation generally with respect to a construction project. Contract surety bonds are generally required by federal, state and local governments for public works projects. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation.

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

          International and Other: in 1997, CNA Surety expanded into the international surety and credit insurance market through a 50% U.S. dollar denominated quota share treaty with an affiliate of CCC, CNA Reinsurance Company Limited (London). CNA Surety assumed $11.3 million and $10.0 million of premium through this relationship in 1999 and 1998, respectively. The assumed business is predominately European based risks, approximately 74% of which is credit insurance and 26% is surety and fidelity. Credit insurance provides protection against abnormal losses from unpaid accounts receivable.

          CNA Surety also writes direct contract and commercial surety bonds for international risks. Such bonds are written to satisfy the international bond requirements of our domestic customers and for foreign clients.

     In addition, the Company markets surety related products such as fidelity bonds and errors and omissions ("E&O") insurance. Fidelity bonds cover losses arising from employee dishonesty. Examples of purchasers of fidelity bonds are law firms, insurance agencies and janitorial service companies. CNA Surety writes E&O policies for three classes of insureds: notaries public, tax preparers and insurance agents and brokers. The notary public E&O policy is marketed as a companion product to the notary public bond and the tax preparer E&O policy is marketed to small tax return preparation firms. The insurance agents' and brokers' E&O insurance product is marketed directly to the Company's independent agency force.

     Although all of its products are sold through the same independent insurance agent and broker distribution network, the Company's underwriting and management reporting are organized by the two broad types of surety products -- contract surety and commercial surety, which also includes fidelity bonds and other insurance products for these purposes. These two operating segments have been aggregated into one reportable business segment for financial reporting purposes because of their similar economic and operating characteristics.

     The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years. All tables in this section contain information reflecting the 1997 pro forma combined operations of CNA Surety, including Western Surety and USA results prior to the Merger Date. As such, the 1997 pro forma financial information is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety (amounts in thousands, except average bond amounts):

                                                               GROSS WRITTEN PREMIUMS
                                        ---------------------------------------------------------------------
                                                                                               PRO FORMA
                                                                                          -------------------
                                                      % OF                     % OF                     % OF
                                          1999        TOTAL        1998        TOTAL        1997        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................      $150,022       48.9%     $132,242       47.5%     $123,014       46.2%
Commercial:
  License and permit..............        80,413       26.2        66,394       23.9        64,614       24.3
  Judicial and fiduciary..........        29,485        9.6        26,557        9.5        26,555       10.0
  Public official.................        17,658        5.7        16,430        5.9        16,705        6.3
  International and other.........         2,946        1.0        11,665        4.2        11,788        4.3
                                        --------      -----      --------      -----      --------      -----
  Total commercial................       130,502       42.5       121,046       43.5       119,662       44.9
                                        --------      -----      --------      -----      --------      -----
Fidelity and other................        26,335        8.6        24,936        9.0        23,742        8.9
                                        --------      -----      --------      -----      --------      -----
                                        $306,859      100.0%     $278,224      100.0%     $266,418      100.0%
                                        ========      =====      ========      =====      ========      =====
Domestic..........................      $286,253       93.3%     $266,998       96.0%     $255,635       96.0%
International.....................        20,606        6.7        11,226        4.0        10,783        4.0
                                        --------      -----      --------      -----      --------      -----
                                        $306,859      100.0%     $278,224      100.0%     $266,418      100.0%
                                        ========      =====      ========      =====      ========      =====

                                                                NET WRITTEN PREMIUMS
                                        ---------------------------------------------------------------------
                                                                                               PRO FORMA
                                                                                          -------------------
                                                      % OF                     % OF                     % OF
                                          1999        TOTAL        1998        TOTAL        1997        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................      $145,616       48.7%     $127,114       47.0%     $118,138       46.0%
Commercial........................       128,834       43.1       120,638       44.6       117,162       45.6
Fidelity and other................        24,537        8.2        22,850        8.4        21,767        8.4
                                        --------      -----      --------      -----      --------      -----
                                        $298,987      100.0%     $270,602      100.0%     $257,067      100.0%
                                        ========      =====      ========      =====      ========      =====
Domestic..........................      $280,463       93.8%     $260,506       96.3%     $246,923       96.1%
International.....................        18,524        6.2        10,096        3.7        10,144        3.9
                                        --------      -----      --------      -----      --------      -----
                                        $298,987      100.0%     $270,602      100.0%     $257,067      100.0%
                                        ========      =====      ========      =====      ========      =====

                                                           DOMESTIC BOND/POLICIES IN FORCE
                                        ---------------------------------------------------------------------
                                                                                               PRO FORMA
                                                                                          -------------------
                                                      % OF                     % OF                     % OF
                                          1999        TOTAL        1998        TOTAL        1997        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................           153        8.1%          200       11.1%           30        1.7%
Commercial........................         1,368       72.2         1,276       70.7         1,471       82.0
Fidelity and other................           374       19.7           330       18.2           292       16.3
                                        --------      -----      --------      -----      --------      -----
                                           1,895      100.0%        1,806      100.0%        1,793      100.0%
                                        ========      =====      ========      =====      ========      =====
Average domestic bond
  penalty/policy limit(1).........      $ 32,224                 $ 29,377                 $ 25,802
                                        ========                 ========                 ========

-------------------------
(1) The average bond penalty is a measure of the average limit of liability associated with in force contract and commercial surety bonds at each reporting period. The increase in the average domestic policy limit reflects the change in business to a higher proportion of contract surety bonds.

     In 1999, the agency with which CNA Surety did the most business generated approximately $4.5 million of gross written premiums, or 1.5% of aggregate gross written premiums. The ten agencies which did the most business with CNA Surety produced a total of $25.9 million or 8.5% of aggregate gross written premiums. In addition, $57.9 million, or 18.9%, of gross written premiums were generated from national brokers during 1999 with the largest national broker generating $21.7 million, or 7.1%, of gross written premiums.

MARKETING

     The Company principally markets its products in all 50 states, as well as the District of Columbia and Puerto Rico. Its products are marketed primarily through independent producers, including multi-line agents and brokers such as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CNA Surety enjoys broad national distribution of its products, which are marketed through approximately 37,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. In addition, the Company employs 57 full-time salaried marketing representatives to continually service its vast producer network. Relationships with these independent producers are maintained through the Company's 48 local branch offices.

     The following table sets forth the distribution of the domestic business of CNA Surety, by state based upon gross written premiums in each of the last three years:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                        -------------------------------
                                                                              PRO FORMA
                                                        1999       1998         1997
                                                        ----       ----       ---------
Gross Written Premiums by State:
  Texas.............................................     12.6%      13.1%        12.7%
  California........................................      8.4        7.4          7.0
  Florida...........................................      5.6        5.5          5.6
  New York..........................................      4.8        4.5          4.5
  Illinois..........................................      4.5        4.9          4.0
  Pennsylvania......................................      3.5        3.8          3.8
  Michigan..........................................      3.0        3.2          3.3
  All Other.........................................     57.6       57.6         59.1
                                                        -----      -----        -----
     Total..........................................    100.0%     100.0%       100.0%
                                                        =====      =====        =====

     Contract Surety

     With respect to standard contract surety, the core focus for the Company is contractors with less than $50 million in contracted work in progress. This segment is comprised of small contractors (less than $5 million in work in progress), medium contractors ($5-$25 million) and the lower end of the large contractors (greater than $25 million). These small and medium contractors, as a group, represent a significant portion of the United States construction market. The Company has a small number of accounts with contracted work in progress in excess of $150 million, the majority of which have been clients of the Company for more than ten years. Some of these accounts are maintained on a "co-surety" or joint insurer basis with other sureties in order to manage aggregate exposure.

     In addition to standard contract surety, the Company has underwriters that focus on serving the bond requirements of small and emerging and specialty contractors. These contractors typically have limited operating history, financial resources or other special characteristics that require different underwriting techniques than standard contract surety. For example, CNA Surety participates in the non-standard contract surety market, through the federal government's Small Business Administration ("SBA") surety bond guarantee programs. These programs provide that the SBA assumes 70% -- 90% of the coverage in exchange for 10% -- 30% of the premium.

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

COMPETITION

     The surety and fidelity market is highly competitive. According to 1998 data from A.M. Best, the U.S. market aggregates approximately $3.8 billion in direct written premiums, comprised of approximately $3.0 billion in surety premiums and approximately $0.8 billion in fidelity premiums. The large diversified insurance companies hold the largest market shares. For example, the 20 largest surety companies account for nearly 74% of the domestic surety market and 88% of the domestic fidelity market. In 1998, CNA Surety was the second largest surety provider with an 8.6% market share.

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

     For contract and commercial surety business an excess of loss reinsurance program is in effect. The Excess of Loss Contract provides the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provides $75 million of coverage in excess of the $55 million of coverage provided to the insurance subsidiaries by third party reinsurers, which is in turn in excess of the $5 million of coverage per principal to be retained by the CNA Surety insurance subsidiaries. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provides additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. The two Excess of Loss Contracts collectively provide coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. CCC is also obligated to act as a joint insurer, or "co-surety," for business covered by the Excess of Loss Contracts when requested by the CNA Surety insurance subsidiaries. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries pay to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The CNA Surety insurance subsidiaries paid $80,000 for all minimum quarterly premiums due in 1999 for the Excess of Loss Contract and $20,000 in minimum quarterly premiums for the Second Excess of Loss Contract during the year ended December 31, 1999. There were no amounts due to CCC under the Excess of Loss Contract and Second Excess of Loss Contract as of December 31, 1999. Both Excess of Loss Contracts have been made effective immediately following the Merger Date and continue for a period of five years from the Merger Date.

     At December 31, 1999, CNA Surety's largest reinsurance receivable, including prepaid reinsurance premiums of $0.8 million, was approximately $8.5 million with a company rated A++ (Superior) by A.M. Best.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     CNA Surety's insurance subsidiaries employ generally accepted reserving approaches in establishing the estimated liability for unpaid loss and loss adjustment expenses that give consideration to the inherent difficulty and variability in the estimation process. In addition, CNA Surety utilizes an independent actuarial firm of national standing to conduct periodic reviews of loss reserving practices, and annually obtains actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of its principal insurance subsidiaries.

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

     A table is included in Note 8 to the Consolidated Financial Statements of the 1999 Annual Report to Shareholders which presents a table of the activity in the reserves for unpaid losses and loss adjustment expenses for the Company and the Predecessor. This table highlights the impact of revisions to the estimated liability established in prior years.

     The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting principles ("SAP") for the year ended December 31, 1999 (dollars in thousands):

Net reserves at end of year, GAAP basis.....................    $137,469
Ceded reinsurance, net of salvage and subrogation...........      20,464
                                                                --------
Gross reserves at end of year, GAAP basis...................     157,933
Estimated salvage and subrogation recoverable (gross of
  reinsurance), not anticipated under SAP...................      12,856
Estimated reinsurance recoverable netted against gross
  reserves for SAP..........................................     (26,856)
                                                                --------
Gross reserves at end of year, SAP basis....................    $143,933
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

     The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The loss reserve development table reflects, on a pro forma basis, the reserves of the CCC Surety Operations and Capsure since 1989 and CIC since its acquisition in May of 1995. Such historical development is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety nor of future operating results.

                                                      AS OF DECEMBER 31,
                        -------------------------------------------------------------------------------
                         1989      1990      1991      1992      1993      1994       1995       1996
                         ----      ----      ----      ----      ----      ----       ----       ----
                                                    (DOLLARS IN THOUSANDS)
Net reserves for
  losses and loss
  adjustment
  expenses............  $58,685   $69,733   $60,425   $61,998   $64,627   $70,398   $147,911   $137,064
Net Paid (Cumulative)
  as of:
  One year later......    7,618    13,456    16,287    17,636    12,923    12,018     42,552      9,866
  Two years later.....   13,540    22,330    24,295    25,854    19,671    18,149     43,179     20,171
  Three years later...   18,033    26,835    29,857    29,495    21,990    21,229     46,782     25,206
  Four years later....   20,758    31,591    31,273    30,582    23,070    22,313     48,960         --
  Five years later....   22,089    32,133    31,909    30,817    23,864    24,776         --         --
  Six years later.....   25,441    32,352    32,354    32,150    24,706        --         --         --
  Seven years later...   23,457    32,993    32,419    32,811        --        --         --         --
  Eight years later...   23,849    33,033    34,344        --        --        --         --         --
  Nine years later....   23,839    34,805        --        --        --        --         --         --
  Ten years later.....   25,684        --        --        --        --        --         --         --
Net Reserves
  Re-estimated as of:
  End of initial
    year..............   58,685    69,733    60,425    61,998    64,627    70,398    147,911    137,064
  One year later......   53,486    50,822    58,644    58,603    54,568    51,471    132,267     96,178
  Two years later.....   39,131    51,330    51,511    54,585    44,749    44,135    103,466     90,796
  Three years later...   39,978    46,439    46,826    47,911    38,972    38,829    101,745     77,086
  Four years later....   34,357    42,946    42,212    42,542    28,094    38,628     89,348         --
  Five years later....   31,405    40,747    39,945    33,699    30,335    31,362         --         --
  Six years later.....   31,777    38,131    36,164    37,188    27,842        --         --         --
  Seven years later...   26,646    36,179    37,695    34,966        --        --         --         --
  Eight years later...   25,464    37,853    37,014        --        --        --         --         --
  Nine years later....   28,027    37,252        --        --        --        --         --         --
  Ten years later.....   27,812        --        --        --        --        --         --         --
                        =======   =======   =======   =======   =======   =======   ========   ========
Total net (deficiency)
  redundancy..........  $30,873   $32,481   $23,411   $27,032   $36,785   $39,036   $ 58,563   $ 59,978
                        =======   =======   =======   =======   =======   =======   ========   ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original estimate...     52.6%     46.6%     38.7%     43.6%     56.9%     55.5%      39.6%      43.8%
                        =======   =======   =======   =======   =======   =======   ========   ========

                              AS OF DECEMBER 31,
                        ------------------------------
                          1997       1998       1999
                          ----       ----       ----
                            (DOLLARS IN THOUSANDS)
Net reserves for
  losses and loss
  adjustment
  expenses............  $122,725   $142,034   $137,469
Net Paid (Cumulative)
  as of:
  One year later......    19,595     32,428         --
  Two years later.....    30,775         --         --
  Three years later...        --         --         --
  Four years later....        --         --         --
  Five years later....        --         --         --
  Six years later.....        --         --         --
  Seven years later...        --         --         --
  Eight years later...        --         --         --
  Nine years later....        --         --         --
  Ten years later.....        --         --         --
Net Reserves
  Re-estimated as of:
  End of initial
    year..............   122,725    142,034    137,469
  One year later......   118,373    128,949         --
  Two years later.....   102,304         --         --
  Three years later...        --         --         --
  Four years later....        --         --         --
  Five years later....        --         --         --
  Six years later.....        --         --         --
  Seven years later...        --         --         --
  Eight years later...        --         --         --
  Nine years later....        --         --         --
  Ten years later.....        --         --         --
                        ========   ========   ========
Total net (deficiency)
  redundancy..........  $ 20,421   $ 13,085   $     --
                        ========   ========   ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original estimate...      16.6%       9.2%        --
                        ========   ========   ========

CLAIMS

     Proactive claims management is an important factor for the profitable underwriting of surety and fidelity products. The Company maintains an experienced and dedicated staff of in-house claim specialists. All claim handling is centralized in the three principal underwriting locations -- Chicago, Sioux Falls and Houston. The disposition of claims and other claim-related activity is done in accordance with established policies, procedures and expense controls designed to minimize loss costs and maximize salvage and subrogation recoveries. Indemnity and subrogation rights exist on a significant portion of the business written, enabling the Company to pursue loss recovery from the principal.

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

     Western Surety is domiciled in South Dakota and licensed in all 50 states and the District of Columbia. SBCA is domiciled in South Dakota and licensed in 24 states. USA is domiciled in Texas and licensed in 44 states and the District of Columbia.

     Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the Consolidated Financial Statements of the 1999 Annual Report to Shareholders. Without prior regulatory approval in 2000, CNA Surety's insurance subsidiaries may pay stockholder dividends of $60.5 million in the aggregate. For the year ended December 31, 1999, CNA Surety received $33.3 million in dividends from its insurance subsidiaries.

     In 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"). The states of South Dakota and Texas have not yet adopted the Codification. The Company has not yet quantified the effects of Codification on its statutory financial statements. The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001 if adopted by the domiciliary state.

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

     Certain states in which CNA Surety's insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety's results of operations in 1999.

     Western Surety and USA each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. The underwriting limitations of Western Surety and USA, based on each insurer's statutory surplus, are currently $15.0 million and $1.7 million, respectively. Through intercompany reinsurance and related agreements with CCC, CNA Surety has access to CCC's $454.3 million U.S. Treasury underwriting limitation.

INVESTMENTS

     Insurance company investment practices must comply with insurance laws and regulations and must also comply with certain covenants under CNA Surety's $130 million revolving credit facility. Generally, insurance laws and regulations prescribe the nature and quality of, and set limits on, the various types of investments which may be made by CNA Surety's insurance subsidiaries.

     The Company's investment portfolio generally is managed to maximize after-tax investment return, while minimizing credit risk with investments concentrated in high quality income securities. CNA Surety's portfolio is managed to provide diversification by limiting exposures to any one industry, issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolio is structured to support CNA Surety's insurance underwriting operations and to consider the expected duration of liabilities and short-term cash needs.

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

EMPLOYEES

     As of December 31, 1999, the Company employed 828 persons. CNA Surety has not experienced any work stoppages. Management of CNA Surety believes its relations with its employees are good.

ITEM 2. PROPERTIES

     CNA Surety leases its executive offices and its shared branch locations with CCC under an Administrative Services Agreement. CNA Surety currently uses approximately 110,000 square feet and related personal property at 43 branch locations and its home and executive offices (24,261 square feet), in Chicago, Illinois. CNA Surety's annual rent for this space is approximately $2.0 million. CNA Surety may terminate its use of these locations as set forth in the Administrative Services Agreement, without penalty, by providing CCC with 60 days written notice.

     CNA Surety leases office space for its primary processing and service center at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2002. CNA Surety's office space, consisting of approximately 81,600 square feet, is leased from a partnership in which the Company owns a 50% interest. The annual rent, which is subject to annual adjustments, was $1.3 million as of December 31, 1999. CNA Surety also leases space for large contract and commercial branch offices in Dallas, Texas and New York, New York. Annual rent for these offices was $0.3 million with leases terminating in 2004 and 2007, respectively. CNA Surety leases office space for its small and specialty contract home office at 950 Echo Lane, Suite 250, Houston, Texas, under a lease terminating in 2001 with an annual rent of $0.2 million. The Company also leases space for 3 small and specialty contract branch offices for an additional annual rent of approximately $0.1 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") trades on the New York Stock Exchange under the symbol SUR. On March 10, 2000, the last reported sale price for the Common Stock was $13.00 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 1999 and 1998.

                                                                 HIGH      LOW
                                                                 ----      ---
1999
1st Quarter.................................................    $16.00    $10.19
2nd Quarter.................................................    $15.56    $12.31
3rd Quarter.................................................    $15.50    $12.13
4th Quarter.................................................    $13.00    $ 9.75
1998
1st Quarter.................................................    $16.38    $14.38
2nd Quarter.................................................    $16.75    $13.00
3rd Quarter.................................................    $15.19    $12.56
4th Quarter.................................................    $15.88    $13.06

     The number of stockholders of record of Common Stock on March 10, 2000, was approximately 988.

DIVIDENDS

     On May 19, 1998, the CNA Surety Board of Directors adopted a dividend policy under which the Company intends to pay a quarterly dividend beginning in the fourth quarter of 1998. The current quarterly dividend rate is 8 cents per share or 32 cents on an annual basis. The declaration and payment of dividends to holders of Common Stock, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including CNA Surety's financial condition, operating characteristics, projected earnings and growth, capital requirements of its insurance subsidiaries, debt service obligations and such other factors as the Board deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial information has been derived from the Consolidated Financial Statements and Notes thereto which appear in the 1999 Annual Report to Shareholders and are incorporated herein by reference.

     CNA Surety Corporation is a holding company for the combined surety business of CNAF and Capsure. Pursuant to a reorganization agreement, CNAF and Capsure merged their respective operations at the close of business on September 30, 1997. The surety operations of CNAF are referred to as CCC Surety Operations ("Predecessor"). For a more detailed description of the merger transactions and their effects on the Company's financial data, see the Consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 1999 Annual Report to Shareholders which are incorporated herein by reference.

     The following information presented for CNA Surety is for the years ended December 31, 1999 and 1998 and the period from September 30, 1997 (date of inception) through December 31, 1997 and as of December 31, 1999, 1998 and 1997. Selected financial data of the Predecessor is presented on the following page.

                                                                  1999        1998        1997
                                                                  ----        ----        ----
                                                                     (DOLLARS IN THOUSANDS,
                                                                     EXCEPT PER SHARE DATA)
Total revenues(1)...........................................    $309,405    $283,840    $ 71,284
                                                                ========    ========    ========
Gross written premiums......................................    $306,859    $278,224    $ 72,755
                                                                ========    ========    ========
Net written premiums........................................    $298,987    $270,602    $ 73,989
                                                                ========    ========    ========
Net earned premiums.........................................    $283,540    $258,737    $ 65,433
                                                                ========    ========    ========
Underwriting income(2)......................................    $ 71,894    $ 61,773    $ 15,086
Net investment income.......................................      25,850      24,259       5,766
Net realized investment gains...............................          15         844          85
Interest expense............................................       5,846       7,218       1,831
Amortization of intangible assets...........................       5,982       5,900       1,447
                                                                --------    --------    --------
Income before income taxes..................................      85,931      73,758      17,659
Income taxes................................................      29,433      28,243       6,663
                                                                --------    --------    --------
Net income..................................................    $ 56,498    $ 45,515    $ 10,996
                                                                ========    ========    ========
Basic and diluted earnings per common share.................    $   1.28    $   1.04    $   0.25
                                                                ========    ========    ========
Loss ratio(2)...............................................        15.7%       17.4%       18.5%
Expense ratio...............................................        58.9        58.7        58.4
                                                                --------    --------    --------
Combined ratio(2)...........................................        74.6%       76.1%       76.9%
                                                                ========    ========    ========
Invested assets and cash....................................    $499,400    $505,355    $419,667
Intangible assets, net of amortization......................     155,980     156,062     161,962
Total assets................................................     851,575     819,370     725,131
Insurance reserves..........................................     357,233     333,728     302,168
Debt........................................................     101,900     113,000     118,000
Total liabilities...........................................     525,271     509,473     468,399
Stockholders' equity........................................     326,304     309,897     256,732
Book value per share........................................    $   7.59    $   7.03    $   5.93
Dividends paid per share....................................    $   0.32    $   0.08    $     --

-------------------------
(1) Includes investment income and investment gains for CNA Surety for the year ended December 31, 1999, 1998 and for the period from September 30, 1997 (date of inception) through December 31, 1997.

(2) Includes the effect of recording revisions of prior year reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions, all of which were favorable, were $13,085, or 4.6%, for the year ended December 31, 1999, $4,352, or 1.7%, for the year ended December 31, 1998 and $647, or 1.0%, for the period from September 30, 1997 (date of inception) through December 31, 1997.

     The following information of the Predecessor is presented for the three months ended December 31, 1996, for the nine months ended September 30, 1997 and 1996 and for the years ended December 31, 1996 and 1995. The selected financial information of the Predecessor does not include data with respect to assets, liabilities (other than insurance reserves) and equity because CNAF did not customarily allocate the investment portfolio or equity of its operating subsidiaries to its business units like CCC Surety Operations.

                                              THREE        NINE MONTHS ENDED           YEARS ENDED
                                              MONTHS         SEPTEMBER 30,             DECEMBER 31,
                                              ENDED      ----------------------    --------------------
                                             12/31/96      1997          1996        1996      1995(1)
                                             --------      ----          ----        ----      -------
                                                               (DOLLARS IN THOUSANDS)
Gross written premiums...................    $ 40,654    $116,075      $114,554    $155,208    $136,605
                                             ========    ========      ========    ========    ========
Net written premiums.....................    $ 37,641    $108,630      $106,263    $143,904    $122,012
                                             ========    ========      ========    ========    ========
Net earned premiums......................    $ 36,767    $108,564      $112,302    $149,069    $130,603
Net loss and LAE(2)......................       9,394     (11,516)       23,612      33,006      32,440
Amortization of deferred policy
  acquisition costs(3)...................      16,665      48,075        49,717      66,382      58,243
Other direct expenses....................       4,631      10,173         8,637      13,268      11,840
Policyholders' dividends.................         324       1,426         1,641       1,965       1,508
                                             --------    --------      --------    --------    --------
Excess of net earned premiums over direct
  operating expenses before income
  taxes(2)(3)............................    $  5,753    $ 60,406      $ 28,695    $ 34,448    $ 26,572
                                             ========    ========      ========    ========    ========
Loss ratio(2)............................        25.6%      (10.6)%        21.0%       22.1%       24.8%
Expense ratio(3).........................        58.8        55.0          53.4        54.8        54.8
                                             --------    --------      --------    --------    --------
Combined ratio(2)(3).....................        84.4%       44.4%         74.4%       76.9%       79.6%
                                             ========    ========      ========    ========    ========
Insurance reserves(4)....................    $214,828    $183,491      $210,340    $214,828    $239,716

-------------------------
(1) CNAF acquired The Continental Insurance Company ("Continental") in May 1995. Results include the surety operations of Continental since its acquisition in May 1995 which affects the comparability of financial information.

(2) Includes the effect of recording releases of prior year loss reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions, all of which were net reductions, were $1,232, or 3.4%, for the three months ended December 31, 1996, $35,000, or 32.2%, and $8,510, or 7.6%, for the nine months ended September 30, 1997 and 1996, respectively, and $9,742, or 6.5%, and $10,846, or 8.3%, for the years ended December 31, 1996 and 1995, respectively.

(3) Does not include the effects of certain general and administrative expenses, which are indirect or overhead in nature, since such costs were not historically allocated to the CCC Surety Operations by CNAF or its subsidiaries. Accordingly, the comparability of this data to other data that include such costs is affected.

(4) The insurance reserves include both loss and loss adjustment expense and unearned premium reserves. These reserves are shown before the effects of ceded reinsurance. In accordance with the reorganization and related reinsurance agreements, these reserves, as of the Merger Date, were transferred to Western Surety, net of reinsurance which totaled $9,979 and $23,876 for the nine months ended September 30, 1997 and 1996 and $21,779 and $31,060 at December 31, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from pages 13 through 25 of the 1999 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

     Incorporated herein by reference from pages 21 through 22 of the 1999 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL:

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Income for the Years Ended December 31, 1999 and 1998 and the Period from September 30, 1997 (date of inception) through December 31, 1997 and Statement of Certain Revenues and Direct Operating Expenses of the Predecessor for the Nine Months Ended September 30, 1997

Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
     1999 and 1998 and the Period from September 30, 1997 (date of inception) through December 31, 1997

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and
     1998 and the Period from September 30, 1997 (date of inception) through December 31, 1997

Notes to Consolidated Financial Statements

Independent Auditors' Report

     The above Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and the Independent Auditors' Report are incorporated herein by reference from pages 26 through 47 of the 1999 Annual Report to Shareholders.

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

     The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 16, 2000, not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                PAGE
                                                                ----
     (a)(1) Financial Statements:
             A separate index to the Consolidated Financial
             Statements is presented in Part II, Item 8 ....     17

     (a)(2) Financial Statement Schedules:
             Independent Auditors' Report...................     19
             Schedule I -- Summary of Investments...........     20
             Schedule II -- Condensed Financial Information
             of Registrant..................................     21
             Schedule III -- Supplementary Insurance
             Information....................................     24
             Schedule IV -- Reinsurance.....................     25
             Schedule V -- Valuation and Qualifying
             Accounts.......................................     26
             Schedule VI -- Supplemental Information
             Concerning Property -- Casualty Insurance
             Operations.....................................     27

     (a)(3) Exhibits........................................     28

     (b) Reports on Form 8-K:

     November 12, 1999: CNA Surety announces 32% increase in third quarter net income.

     November 18, 1999: CNA Surety announces quarterly dividend.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
CNA Surety Corporation

     We have audited the consolidated balance sheets of CNA Surety Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and for the period from September 30, 1997 (date of inception) through December 31, 1997. We have also audited the special-purpose statement of certain revenues and direct operating expenses of CCC Surety Operations, a business unit of CNA Financial Corporation, for the nine month period ended September 30, 1997, and have issued our report thereon dated February 22, 2000. Such consolidated financial statements and report are included in the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedules listed in the Index at Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Chicago, Illinois
February 22, 2000

                                                                      SCHEDULE I

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                        AS OF DECEMBER 31, 1999 AND 1998

                                                                    AS OF DECEMBER 31, 1999
                                                                --------------------------------
                                                                              FAIR      CARRYING
                                                                  COST       VALUE       VALUE
                                                                  ----       -----      --------
                                                                     (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...    $116,185    $112,739    $112,739
  States, municipalities and political subdivisions.........     229,499     218,153     218,153
  All other corporate bonds.................................      91,006      87,064      87,064
                                                                --------    --------    --------
       Total fixed income securities........................     436,690    $417,956     417,956
                                                                --------    ========    --------
Equity securities...........................................      23,968      25,897      25,897
Short-term investments......................................      43,033                  43,033
Other investments...........................................       5,626                   5,277
                                                                --------                --------
       Total investments....................................    $509,317                $492,163
                                                                ========                ========

                                                                    AS OF DECEMBER 31, 1998
                                                                --------------------------------
                                                                              FAIR      CARRYING
                                                                  COST       VALUE       VALUE
                                                                  ----       -----      --------
                                                                     (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...    $130,506    $133,280    $133,280
  States, municipalities and political subdivisions.........     206,264     208,238     208,238
  All other corporate bonds.................................      82,096      82,396      82,396
                                                                --------    --------    --------
       Total fixed income securities........................     418,866    $423,914     423,914
                                                                --------    ========    --------
Equity securities...........................................          --          --          --
Short-term investments......................................      57,865                  57,865
Other investments...........................................       5,867                   5,830
                                                                --------                --------
       Total investments....................................    $482,598                $487,609
                                                                ========                ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1999         1998
                                                                  ----         ----
                                                                (AMOUNTS IN THOUSANDS)
ASSETS
Investments in and advances to subsidiaries.................    $428,232     $405,141
Short-term investments......................................      11,618       14,492
Cash........................................................       1,437       15,919
Other assets................................................       1,543        1,303
                                                                --------     --------
     Total assets...........................................    $442,830     $436,855
                                                                ========     ========
LIABILITIES
Debt........................................................    $100,000     $113,000
Other liabilities...........................................      16,526       13,958
                                                                --------     --------
     Total liabilities......................................     116,526      126,958
                                                                --------     --------
STOCKHOLDERS' EQUITY
Common stock................................................         441          441
Additional paid-in capital..................................     253,366      253,215
Retained earnings...........................................      95,419       52,984
Accumulated other comprehensive income (loss)...............     (11,150)       3,257
Treasury stock, at cost.....................................     (11,772)          --
                                                                --------     --------
     Total stockholders' equity.............................     326,304      309,897
                                                                --------     --------
          Total liabilities and stockholders' equity........    $442,830     $436,855
                                                                ========     ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                              STATEMENTS OF INCOME

                                                                                            SEPTEMBER 30,
                                                                                              (DATE OF
                                                                                             INCEPTION),
                                                             YEAR ENDED      YEAR ENDED        THROUGH
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                1999            1998            1997
                                                            ------------    ------------    -------------
                                                                       (AMOUNTS IN THOUSANDS)
Revenues:
  Net investment income.................................      $   787         $   695          $    33
                                                              -------         -------          -------
     Total revenues.....................................          787             695               33
                                                              -------         -------          -------
Expenses:
  Interest expense......................................        5,806           7,218            1,831
  Corporate expense.....................................        4,100           3,062            1,364
                                                              -------         -------          -------
     Total expenses.....................................        9,906          10,280            3,195
                                                              -------         -------          -------
Loss from operations before income taxes and equity in
  net income of subsidiaries............................       (9,119)         (9,585)          (3,162)
Income taxes............................................       (2,892)         (3,399)          (1,107)
                                                              -------         -------          -------
Loss before equity in net income of
  subsidiaries -- Parent Company only...................       (6,227)         (6,186)          (2,055)
Equity in net income of subsidiaries....................       62,725          51,701           13,051
                                                              -------         -------          -------
Net income..............................................      $56,498         $45,515          $10,996
                                                              =======         =======          =======

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS

                                                                                           SEPTEMBER 30,
                                                                                              (DATE OF
                                                                                            INCEPTION),
                                                            YEAR ENDED      YEAR ENDED        THROUGH
                                                           DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                               1999            1998             1997
                                                           ------------    ------------    -------------
                                                                       (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss.............................................      $ (6,227)       $ (6,186)       $  (2,055)
     Cash dividends from subsidiaries..................        33,300           6,610            4,970
     Tax payments received from subsidiaries...........        28,674          28,499            2,449
     Federal and state income tax payments.............       (20,600)        (17,750)              --
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Other assets and liabilities....................        (5,746)            749           (1,368)
                                                             --------        --------        ---------
Net cash provided by operating activities..............        29,401          11,922            3,996
                                                             --------        --------        ---------
INVESTING ACTIVITIES:
  Net advances from (to) subsidiaries..................        (3,519)         11,935          (65,075)
  Capital contributions to subsidiaries................        (4,500)             --          (50,000)
  Changes in short-term investments....................         2,874          (7,471)          (7,021)
                                                             --------        --------        ---------
Net cash provided by (used in) investing activities....        (5,145)          4,464         (122,096)
                                                             --------        --------        ---------
FINANCING ACTIVITIES:
  Proceeds from debt...................................            --              --          118,000
  Principal payments on debt...........................       (13,000)         (5,000)              --
  Proceeds from issuance of common stock...............            --           7,531               --
  Dividends to stockholders............................       (14,063)         (3,527)              --
  Purchase of treasury stock...........................       (11,772)             --               --
  Other................................................            97             503              126
                                                             --------        --------        ---------
Net cash (used in) provided by financing activities....       (38,738)           (493)         118,126
                                                             --------        --------        ---------
Increase (decrease) in cash............................       (14,482)         15,893               26
Cash at beginning of period............................        15,919              26               --
                                                             --------        --------        ---------
Cash at end of period..................................      $  1,437        $ 15,919        $      26
                                                             ========        ========        =========

                                                                    SCHEDULE III

            CNA SURETY CORPORATION AND SUBSIDIARIES AND PREDECESSOR

                      SUPPLEMENTARY INSURANCE INFORMATION
              CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED
                         DECEMBER 31, 1999 AND 1998 AND
             FOR THE PERIOD SEPTEMBER 30, 1997 (DATE OF INCEPTION)
              THROUGH DECEMBER 31, 1997 AND PREDECESSOR AS OF AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                           SEPTEMBER 30,
                                                                              (DATE OF          PREDECESSOR
                                                                            INCEPTION),      ------------------
                                            YEAR ENDED      YEAR ENDED        THROUGH               NINE
                                           DECEMBER 31,    DECEMBER 31,     DECEMBER 31,        MONTHS ENDED
                                               1999            1998             1997         SEPTEMBER 30, 1997
                                           ------------    ------------    -------------     ------------------
                                                                  (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs......      $ 84,924        $ 74,488         $ 64,144            $ 37,740
                                             ========        ========         ========            ========
Future policy benefits, losses, claims
  and loss expenses....................      $157,933        $150,020         $130,381            $ 88,914
                                             ========        ========         ========            ========
Unearned premiums......................      $199,300        $183,708         $171,787            $ 94,577
                                             ========        ========         ========            ========
Other policy claims and benefits
  payable..............................      $     --        $     --         $     --            $     --
                                             ========        ========         ========            ========
Net premium revenue....................      $283,540        $258,737         $ 65,433            $108,564
                                             ========        ========         ========            ========
Net investment income..................      $ 25,850        $ 24,259         $  5,766            $     --
                                             ========        ========         ========            ========
Benefits, claims, losses and settlement
  expenses.............................      $ 44,672        $ 44,998         $ 12,134            $(11,516)
                                             ========        ========         ========            ========
Amortization of deferred policy
  acquisition costs....................      $119,746        $105,420         $ 25,881            $ 48,075
                                             ========        ========         ========            ========
Other operating expenses...............      $ 47,228        $ 46,546         $ 12,332            $ 11,599
                                             ========        ========         ========            ========
Net premiums written...................      $298,987        $270,602         $ 73,989            $108,630
                                             ========        ========         ========            ========

                                                                     SCHEDULE IV

            CNA SURETY CORPORATION AND SUBSIDIARIES AND PREDECESSOR

                                  REINSURANCE
   CNA SURETY CORPORATION FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
         FOR THE PERIOD SEPTEMBER 30, 1997 (DATE OF INCEPTION) THROUGH
                  DECEMBER 31, 1997 AND PREDECESSOR AS OF AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                                 PERCENTAGE
                                                          CEDED TO      ASSUMED                  OF AMOUNT
                                               GROSS        OTHER      FROM OTHER      NET        ASSUMED
                                               AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
                                               ------     ---------    ----------     ------     ----------
                                                                 (AMOUNTS IN THOUSANDS)
CNA SURETY CORPORATION
YEAR ENDED DECEMBER 31, 1999
Premiums written:
  Property and casualty insurance.........    $108,968     $7,872       $197,891     $298,987      66.2%
                                              --------     ------       --------     --------      -----
     Total premiums.......................    $108,968     $7,872       $197,891     $298,987      66.2%
                                              ========     ======       ========     ========      =====
YEAR ENDED DECEMBER 31, 1998
Premiums written:
  Property and casualty insurance.........    $103,298     $7,564       $163,003     $258,737      63.0%
                                              --------     ------       --------     --------      -----
     Total premiums.......................    $103,298     $7,564       $163,003     $258,737      63.0%
                                              ========     ======       ========     ========      =====
SEPTEMBER 30, 1997 (DATE OF INCEPTION)
  THROUGH DECEMBER 31, 1997
Premiums written:
  Property and casualty insurance.........    $ 27,159     $2,379       $ 40,653     $ 65,433      62.1%
                                              --------     ------       --------     --------      -----
     Total premiums.......................    $ 27,159     $2,379       $ 40,653     $ 65,433      62.1%
                                              ========     ======       ========     ========      =====
PREDECESSOR
NINE MONTHS ENDED SEPTEMBER 30, 1997
Premiums written:
  Property and casualty insurance.........    $112,751     $6,221       $  2,034     $108,564       1.9%
                                              --------     ------       --------     --------      -----
     Total premiums.......................    $112,751     $6,221       $  2,034     $108,564       1.9%
                                              ========     ======       ========     ========      =====

                                                                      SCHEDULE V

            CNA SURETY CORPORATION AND SUBSIDIARIES AND PREDECESSOR

                       VALUATION AND QUALIFYING ACCOUNTS
   CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND FOR THE PERIOD SEPTEMBER 30, 1997 (DATE OF INCEPTION) THROUGH DECEMBER
                                  31, 1997 AND
       PREDECESSOR AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                   ADDITIONS
                                                            ------------------------
                                          BALANCE AT        CHARGED TO    CHARGED TO                      BALANCE
                                         BEGINNING OF       COSTS AND       OTHER                        AT END OF
                                            PERIOD           EXPENSES      ACCOUNTS     DEDUCTIONS(2)     PERIOD
                                         ------------       ----------    ----------    -------------    ---------
                                                                  (AMOUNTS IN THOUSANDS)
CNA SURETY CORPORATION
YEAR ENDED DECEMBER 31, 1999
  Allowance for possible losses on
     premiums receivable.............       $1,465            $1,786          $--           $(425)        $2,826
                                            ======            ======          ==            =====         ======
  Allowance for possible losses on
     reinsurance receivable..........       $   --            $   --          $--           $  --         $   --
                                            ======            ======          ==            =====         ======
YEAR ENDED DECEMBER 31, 1998
  Allowance for possible losses on
     premiums receivable.............       $  968            $1,041          $--           $(544)        $1,465
                                            ======            ======          ==            =====         ======
  Allowance for possible losses on
     reinsurance receivable..........       $   --            $   --          $--           $  --         $   --
                                            ======            ======          ==            =====         ======
SEPTEMBER 30, 1997 (DATE OF
  INCEPTION)
  THROUGH DECEMBER 31, 1997
  Allowance for possible losses on
     premiums receivable.............       $  893(1)         $  250          $--           $(175)        $  968
                                            ======            ======          ==            =====         ======
  Allowance for possible losses on
     reinsurance receivable..........       $   --            $   --          $--           $  --         $   --
                                            ======            ======          ==            =====         ======
PREDECESSOR
NINE MONTHS ENDED SEPTEMBER 30, 1997
  Allowance for possible losses on
     premiums receivable.............       $   --            $   --          $--           $  --         $   --
                                            ======            ======          ==            =====         ======
  Allowance for possible losses on
     reinsurance receivable..........       $   --            $   --          $--           $  --         $   --
                                            ======            ======          ==            =====         ======

-------------------------
(1) Acquired balance of Capsure Holdings Corp. on September 30, 1997.

(2) Accounts charged against allowance.

                                                                     SCHEDULE VI

            CNA SURETY CORPORATION AND SUBSIDIARIES AND PREDECESSOR

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
  CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998
       AND FOR THE PERIOD SEPTEMBER 30, 1997 (DATE OF INCEPTION) THROUGH
                  DECEMBER 31, 1997 AND PREDECESSOR AS OF AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                SEPTEMBER 30,     PREDECESSOR
                                                                                  (DATE OF       -------------
                                                                                 INCEPTION),      NINE MONTHS
                                                 YEAR ENDED      YEAR ENDED        THROUGH           ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     SEPTEMBER 30,
                                                    1999            1998            1997             1997
                                                ------------    ------------    -------------    -------------
                                                                    (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs...........      $ 84,924        $ 74,488        $ 64,144         $ 37,740
                                                  ========        ========        ========         ========
Reserves for unpaid claims and claim
  adjustment expenses.......................      $157,933        $150,020        $130,381         $ 88,914
                                                  ========        ========        ========         ========
Discount (if any) deducted..................      $     --        $     --        $     --         $     --
                                                  ========        ========        ========         ========
Unearned premiums...........................      $199,300        $183,708        $171,787         $ 94,577
                                                  ========        ========        ========         ========
Net premium revenue.........................      $283,540        $258,737        $ 65,433         $108,564
                                                  ========        ========        ========         ========
Net investment income.......................      $ 25,850        $ 24,259        $  5,766         $     --
                                                  ========        ========        ========         ========
Net claims and claim expenses incurred
  related to:
  Current year..............................      $ 57,757        $ 49,350        $ 12,781         $ 23,484
                                                  ========        ========        ========         ========
  Prior years...............................      $(13,085)       $ (4,352)       $   (647)        $(35,000)
                                                  ========        ========        ========         ========
Amortization of deferred policy acquisition
  costs.....................................      $119,746        $105,420        $ 25,881         $ 48,075
                                                  ========        ========        ========         ========
Net paid claims and claim adjustment
  expenses..................................      $ 49,237        $ 25,689        $  4,417         $  8,087
                                                  ========        ========        ========         ========
Net premiums written........................      $298,987        $270,602        $ 73,989         $108,630
                                                  ========        ========        ========         ========

(A)(3) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2(1)     Reorganization Agreement dated as of December 19, 1996 among
           Capsure Holdings Corp., Continental Casualty Company, CNA
           Surety Corporation, Surety Acquisition Company and certain affiliates of Continental Casualty Company (filed on
           December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
           Form 8-K, and incorporated herein by reference).
  2(2)     First Amendment to the Reorganization Agreement dated as of
           July 14, 1997 among Capsure Holdings Corp., Continental
           Casualty Company, CNA Surety Corporation, Surety Acquisition
           Company and certain affiliates of Continental Casualty
           Company (filed on July 16, 1997 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference).
  3(1)     Certificate of Incorporation of CNA Surety Corporation dated
           December 10, 1996 (filed on August 15, 1997 as Exhibit 3(1)
           to CNA Surety Corporation's Registration Statement on Form
           S-4 (Registration No. 333-33753), and incorporated herein by reference).
  3(2)     Amendment to Certificate of Incorporation of CNA Surety
           Corporation dated May 27, 1997 (filed on August 15, 1997 as
           Exhibit 3(2) to CNA Surety Corporation's Registration
           Statement on Form S-4 (Registration No. 333-33753), and
           incorporated herein by reference).
  3(3)     Bylaws of CNA Surety Corporation (filed on August 15, 1997 as Exhibit 3(3) to CNA Surety Corporation's Registration
           Statement on Form S-4 (Registration No. 333-33753), and
           incorporated herein by reference).
  3(4)     Amendment to Bylaws of CNA Surety Corporation (filed on
           September 23, 1998 as Exhibit 4(3) to CNA Surety
           Corporation's Registration Statement on Form S-8
           (Registration No. 333-64135), and incorporated herein by
           reference).
  4(1)     Specimen certificate of CNA Surety Corporation (filed on
           August 15, 1997 as Exhibit 4(1) to CNA Surety Corporation's
           Registration Statement on Form S-4 (Registration No.
           333-33753), and incorporated herein by reference).
  9        Not applicable.
 10(1)     Contract Surety Bond Reinsurance Agreement dated as of
           September 22, 1994 between Western Surety Company, a South
           Dakota corporation, and Universal Surety of America, a Texas corporation (filed on March 30, 1995 as Exhibit 10(23) to
           Capsure Holding Corp.'s Annual Report on Form 10-K, and
           incorporated herein by reference).
 10(2)     Co-Employee Agreement dated as of September 22, 1994 between
           Western Surety Company and Universal Surety of America
           (filed on March 30, 1995 as Exhibit 10(24) to Capsure
           Holding Corp.'s Annual Report on Form 10-K, and incorporated herein by reference).
 10(3)     Form of The CNA Surety Corporation Replacement Stock Option
           Plan (filed on August 15, 1997 as Exhibit 10(12) to CNA
           Surety Corporation's Registration Statement on Form S-4
           (Registration No. 333-33753), and incorporated herein by
           reference).
 10(4)     Form of CNA Surety Corporation 1997 Long-Term Equity
           Compensation Plan (filed on August 15, 1997 as Exhibit
           10(13) to CNA Surety Corporation's Registration Statement on
           Form S-4 (Registration No. 333-33753), and incorporated
           herein by reference).
 10(5)     Form of Aggregate Stop Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on December 27, 1996 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference).
 10(6)     Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on December 27, 1996 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10(8)     Form of Surety Quota Share Treaty by and between Western
           Surety Company and Continental Casualty Company (filed on
           December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
           Form 8-K, and incorporated herein by reference).
 10(9)     Employment Agreement dated as of January 1, 2000 by and
           between CNA Surety Corporation and Mark C. Vonnahme.
 10(10)    Employment Agreement dated as of January 1, 2000 by and
           between CNA Surety Corporation and Robert E. Ayo.
 10(11)    Employment Agreement dated as of January 1, 2000 by and
           between CNA Surety Corporation and Michael A. Dougherty.
 10(12)    Employment Agreement dated as of January 1, 2000 by and
           between CNA Surety Corporation and John S. Heneghan.
 10(13)    Employment Agreement dated as of January 1, 2000 by and
           between CNA Surety Corporation and Stephen T. Pate.
 10(14)    Employment Agreement dated as of January 1, 2000 by and
           between CNA Surety Corporation and David F. Paul.
 10(15)    Credit Agreement dated as of September 30, 1997, among CNA
           Surety Corporation, the lenders party thereto, and Chase
           Manhattan Bank, as Administrative Agent (filed on July 9,
           1998 as Exhibit 10(13) to CNA Surety Corporation's
           Registration Statement on Form S-1 (Registration No.
           333-56063), and incorporated herein by reference).
 10(16)    Surety Second Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on July 9, 1998 as Exhibit 10(14) to CNA
           Surety Corporation's Registration Statement on Form S-1
           (Registration No. 333-56063), and incorporated herein by
           reference).
 10(17)    Form of CNA Surety Corporation Non-Employee Directors
           Deferred Compensation Plan (filed on July 9, 1998 as Exhibit
           10(15) to CNA Surety Corporation's Registration Statement on
           Form S-1 (Registration No. 333-56063), and incorporated
           herein by reference).
 10(18)    Form of CNA Surety Corporation Deferred Compensation Plan.
 11        Earnings per share computation.
 12        Not Applicable.
 13        1999 Annual Report to Shareholders
 21        Subsidiaries of the Registrant.
 22        Not Applicable.
 23        Consent of Deloitte & Touche LLP dated March 24, 2000.
 24        Not Applicable.
 27        Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNA SURETY CORPORATION

                                                 /s/ MARK C. VONNAHME
                                          --------------------------------------
                                                     Mark C. Vonnahme
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

                                                 /s/ JOHN S. HENEGHAN
                                          --------------------------------------
                                                     John S. Heneghan
                                            Vice President and Chief Financial
                                                         Officer
                                           (Principal Financial and Accounting
                                                         Officer)

Dated: March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     DATE                TITLE                             SIGNATURE
     ----                -----                             ---------

March 24, 1999   Chairman of the Board               /s/ THOMAS F. TAYLOR
                     and Director        ---------------------------------------------
                                                       Thomas F. Taylor

March 24, 1999         Director                       /s/ GIORGIO BALZER
                                         ---------------------------------------------
                                                        Giorgio Balzer

March 24, 1999         Director                       /s/ PHILIP H. BRITT
                                         ---------------------------------------------
                                                         Philip Britt

March 24, 1999         Director                       /s/ ROD F. DAMMEYER
                                         ---------------------------------------------
                                                        Rod F. Dammeyer

March 24, 1999         Director                        /s/ EDWARD DUNLOP
                                         ---------------------------------------------
                                                         Edward Dunlop

March 24, 1999         Director                         /s/ MELVIN GRAY
                                         ---------------------------------------------
                                                          Melvin Gray

March 24, 1999         Director                        /s/ JOE P. KIRBY
                                         ---------------------------------------------
                                                         Joe P. Kirby

March 24, 1999         Director                       /s/ WILLIAM C. PATE
                                         ---------------------------------------------
                                                        William C. Pate

     DATE                TITLE                             SIGNATURE
     ----                -----                             ---------
March 24, 1999         Director                        /s/ ROY E. POSNER
                                         ---------------------------------------------
                                                         Roy E. Posner

March 24, 1999         Director                      /s/ ADRIAN M. TOCKLIN
                                         ---------------------------------------------
                                                       Adrian M. Tocklin

March 24, 1999         Director                      /s/ MARK C. VONNAHME
                                         ---------------------------------------------
                                                       Mark C. Vonnahme