Form 10-Q
period 2000-03-31
CNA SURETY CORP
filed 2000-05-15
CIK 1044566

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

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

      42,897,156 shares of Common Stock, $.01 par value as of May 7, 2000.

                     CNA SURETY CORPORATION AND SUBSIDIARIES



                                     INDEX


                                                                                                                        Page
Part I.    Financial Information (Unaudited):

           Item 1.      Condensed Consolidated Financial Statements:

                        Independent Accountants' Report................................................................     3

                        Condensed Consolidated Balance Sheets at March 31, 2000 and
                        at December 31, 1999...........................................................................     4

                        Condensed Consolidated Statements of Income for the Three Months Ended
                        March 31, 2000 and 1999........................................................................     5

                        Condensed Consolidated Statements of Stockholders' Equity for the Three
                        Months Ended March 31, 2000 and 1999...........................................................     6

                        Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                        March 31, 2000 and 1999........................................................................     7

                        Notes to Condensed Consolidated Financial Statements at March 31, 2000 ........................     8

           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..........................................................................    11

 Part II.  Other Information:

           Item 1.      Legal Proceedings..............................................................................    18

           Item 2.      Changes in the Rights of the Company's Security Holders........................................    18

           Item 3.      Defaults Upon Senior Securities................................................................    18

           Item 4.      Submission of Matters to a Vote of Security Holders............................................    18

           Item 5.      Other Information..............................................................................    18

           Item 6.      Exhibits and Reports on Form 8-K ..............................................................    18

INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Chicago, Illinois
May 8, 2000

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              (Unaudited)
                                                                                               March 31,           December 31,
                                                                                                  2000                 1999
                                                                                           -----------------    -----------------

  ASSETS
  Invested assets and cash:
    Fixed income securities, at fair value (amortized cost: $449,025 and $436,690)            $  433,664           $  417,956
    Equity securities, at fair value (cost: $24,436 and $23,968)                                  26,471               25,897
    Short-term investments, at cost (approximates fair value)......................               60,869               43,033
    Other investments, at fair value...............................................                4,889                5,277
    Cash                                                                                           8,422                7,237
                                                                                              ----------           ----------
       Total invested assets and cash..............................................              534,315              499,400
  Deferred policy acquisition costs................................................               88,763               84,924
  Insurance receivables:
    Premiums.......................................................................                9,557                9,822
    Reinsurance, including $49,868 and $57,129 from affiliates.....................               87,463               76,158
  Intangible assets, net of accumulated amortization of $14,854 and $13,329
    at March 31, 2000 and December 31, 1999, respectively..........................              154,455              155,980
  Property and equipment, at cost (less accumulated
    depreciation: $11,723 and $11,094).............................................               16,240               14,769
  Prepaid reinsurance premiums.....................................................                2,099                2,302
  Other assets.....................................................................                7,784                8,220
                                                                                              ----------           ----------
         Total assets..............................................................           $  900,676           $  851,575
                                                                                              ==========           ==========


  LIABILITIES
  Reserves:
    Unpaid losses and loss adjustment expenses.....................................           $  162,948           $  157,933
    Unearned premiums..............................................................              202,589              199,300
                                                                                              ----------           ----------
       Total reserves..............................................................              365,537              357,233
  Debt ..                                                                                        101,900              101,900
  Deferred income taxes, net.......................................................               12,213               10,447
  Payable for securities purchased.................................................                5,891                7,487
  Current income taxes payable.....................................................               12,919                7,076
  Reinsurance and other payables to affiliates.....................................               36,566                7,229
  Other liabilities................................................................               27,694               33,899
                                                                                              ----------           ----------
       Total liabilities...........................................................           $  562,720           $  525,271
                                                                                              ----------           ----------

  Commitments and contingencies (See Note 4)


  STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share, 20,000 shares authorized; none issued
    and outstanding................................................................                   --                   --
  Common stock, par value $.01 per share, 100,000 shares authorized; 44,123 shares issued and 42,896 shares outstanding at March 31, 2000 and 44,123 shares .issued
  and 43,006 shares outstanding at December 31, 1999 ..............................                  441                  441
  Additional paid-in capital.......................................................              253,367              253,366
  Retained earnings................................................................              106,100               95,419
  Accumulated other comprehensive income (loss)....................................              (8,967)             (11,150)
  Treasury stock, at cost..........................................................             (12,985)             (11,772)
                                                                                              ---------            ---------
       Total stockholders' equity..................................................              337,956              326,304
                                                                                              ----------           ----------
       Total liabilities and stockholders' equity..................................           $  900,676           $  851,575
                                                                                              ==========           ==========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                  ----------------------------------
                                                                                         2000             1999
                                                                                  ----------------- ----------------

  Revenues:
    Net earned premium..........................................                     $   75,687        $   67,870
    Net investment income.......................................                          7,201             6,341
    Net realized investment gains (losses)......................                             (4)              396
                                                                                     -----------       ----------
                                                                                         82,884            74,607
                                                                                     ----------        ----------

  Expenses:
    Net losses and loss adjustment expenses.....................                         13,572            11,914
    Net commissions, brokerage and other underwriting...........                         44,808            39,978
    Interest expense............................................                          1,621             1,489
    Amortization of intangible assets...........................                          1,525             1,475
                                                                                     ----------        ----------
                                                                                         61,526            54,856
                                                                                     ----------        ----------

  Income before income taxes....................................                         21,358            19,751
  Income taxes..................................................                          7,245             6,708
                                                                                     ----------        ----------
  Net income....................................................                     $   14,113        $   13,043
                                                                                     ==========        ==========

  Earnings per share............................................                     $     0.33        $     0.30
                                                                                     ==========        ==========

  Earnings per share, assuming dilution.........................                     $     0.33        $     0.30
                                                                                     ==========        ==========

  Weighted average shares outstanding...........................                         42,962            44,100
                                                                                     ==========        ==========

  Weighted average shares outstanding, assuming dilution........                         43,065            44,213
                                                                                     ==========        ==========


     The accompanying notes are an integral part of these condensed consolidated financial statements

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Common
                                                                Stock                 Additional
                                                                Shares      Common      Paid-In   Comprehensive    Retained
                                                             Outstanding    Stock       Capital       Income       Earnings
                                                             ------------------------ --------------------------- ------------
Balance, December 31, 1998...................................   44,093      $   441    $ 253,215                   $ 52,984
Comprehensive income:
  Net income.................................................       --           --           --      $13,043        13,043
Other comprehensive income:
  Change in unrealized gains (losses) on securities (after
income taxes), net of reclassification adjustment of $361....       --           --           --       (2,781)           --
                                                                                                    ----------
     Total comprehensive income..............................                                       $  10,262
                                                                                                    =========

Issuance of common stock.....................................       --           --           --                         --
Purchase of treasury stock...................................       --           --           --                         --
Stock options exercised......................................        8           --           40                         --
Dividends paid to stockholders...............................       --           --           --                     (3,528)
                                                               -------      -------    ---------                   --------
Balance, March 31, 1999......................................   44,101      $   441    $ 253,255                   $ 62,499
                                                               =======      =======    =========                   ========

Balance, December 31, 1999...................................   43,006      $   441    $ 253,366                   $ 95,419
Comprehensive income:
  Net income.................................................       --           --           --       14,113        14,113
Other comprehensive income:
  Change in unrealized gains (losses) on securities (after
income ....taxes), net of reclassification adjustment of $135       --           --           --        2,183            --
                                                                                                    ---------
     Total comprehensive income..............................                                       $  16,296
                                                                                                    =========

Purchase of treasury stock...................................     (110)          --           --                         --
Stock options exercised and other............................       --           --            1                         --
Dividends paid to stockholders...............................       --           --           --                     (3,432)
                                                               -------      -------    ---------                   --------
Balance, March 31, 2000......................................   42,896      $   441    $ 253,367                   $106,100
                                                               =======      =======    =========                   ========
                                                                 Accumulated
                                                                    Other                      Total
                                                                Comprehensive   Treasury   Stockholders'
                                                                   Income         Stock        Equity
                                                             ---------------------------------------------
Balance, December 31, 1998...................................    $   3,257      $     --     $ 309,897
Comprehensive income:
  Net income.................................................           --            --        13,043
Other comprehensive income:
  Change in unrealized gains (losses) on securities (after
income taxes), net of reclassification adjustment of $361....       (2,781)           --        (2,781)

     Total comprehensive income..............................


Issuance of common stock.....................................           --            --            --
Purchase of treasury stock...................................           --            --            --
Stock options exercised......................................           --            --            40
Dividends paid to stockholders...............................           --            --        (3,528)
                                                                 ---------      --------     ---------
Balance, March 31, 1999......................................    $     476      $     --     $ 316,671
                                                                 =========      ========     =========

Balance, December 31, 1999...................................    $ (11,150)     $(11,772)    $326,304
Comprehensive income:
  Net income.................................................           --            --        14,113
Other comprehensive income:
  Change in unrealized gains (losses) on securities (after
income ....taxes), net of reclassification adjustment of $135        2,183            --         2,183

     Total comprehensive income..............................


Purchase of treasury stock...................................           --        (1,213)       (1,213)
Stock options exercised and other............................           --            --             1
Dividends paid to stockholders...............................           --            --        (3,432)
                                                                 ---------      --------     ---------
Balance, March 31, 2000......................................    $  (8,967)     $(12,985)    $ 337,956
                                                                 ==========     =========    =========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                           --------------------------------------
                                                                                                  2000                 1999
                                                                                           -----------------    -----------------
  OPERATING ACTIVITIES:
    Net income.....................................................................           $   14,113           $   13,043
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...............................................                2,284                2,045
       Accretion of bond discount, net.............................................                  319                  566
       Net realized investment (gains) losses......................................                    4                 (396)
    Changes in:
       Insurance receivables.......................................................              (11,040)              (6,852)
       Reserve for unearned premiums...............................................                3,289                1,915
       Reserve for unpaid losses and loss adjustment expenses......................                5,015                8,097
       Deferred policy acquisition costs...........................................               (3,839)              (2,802)
       Deferred income taxes, net..................................................                  591                1,303
       Reinsurance and other payables to affiliates................................               29,337                3,961
       Other assets and liabilities................................................                  346                  498
                                                                                              ----------           ----------

         Net cash provided by operating activities.................................               40,419               21,378
                                                                                              ----------           ----------

  INVESTING ACTIVITIES:
    Fixed income securities:
       Purchases...................................................................              (29,302)             (60,731)
       Maturities..................................................................               12,864               25,670
       Sales.......................................................................                3,119               41,346
    Purchases of equity securities.................................................                 (868)                  --
    Proceeds from the sale of equity securities....................................                  967                   --
    Changes in short-term investments..............................................              (17,742)               5,773
    Purchases of property and equipment............................................               (2,300)                (543)
    Other, net.....................................................................               (1,327)              (5,115)
                                                                                              ----------           ----------

         Net cash provided by (used in) investing activities.......................              (34,589)               6,400
                                                                                              -----------          ----------

  FINANCING ACTIVITIES:
    Principal payments on long-term debt...........................................                   --              (13,000)
    Dividends to stockholders......................................................               (3,432)              (3,528)
    Purchase of treasury stock.....................................................               (1,213)                  --
    Other..........................................................................                   --                   23
                                                                                              ----------           ----------

         Net cash used in financing activities.....................................               (4,645)             (16,505)
                                                                                              -----------          -----------

  Increase in cash.................................................................                1,185               11,273
  Cash at beginning of period......................................................                7,237               17,746
                                                                                              ----------           ----------
  Cash at end of period............................................................           $    8,422           $   29,019
                                                                                              ==========           ==========

  Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest....................................................................           $    2,127           $    2,013
       Income taxes................................................................           $      750           $    1,300


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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

Basis of Presentation
     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1999 Annual Report to Shareholders. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted as it is not required for interim reporting. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 1999 Financial Statements to conform with the presentation in the 2000 Condensed Consolidated Financial Statements.

2.   INVESTMENTS

     The estimated amortized cost and fair value of fixed income securities held by CNA Surety at March 31, 2000 and December 31, 1999, by investment category, were as follows (dollars in thousands):

                                                                               Gross               Gross
                                                      Amortized Cost or      Unrealized         Unrealized        Estimated Fair
  March 31, 2000                                             Cost              Gains               Losses             Value
  --------------------------------------------------- -------------------------------------- ------------------ -------------------
  Fixed income securities:
  U.S. Treasury securities and obligations of U.S.
    Government and agencies:
       U.S. Treasury.............................       $   19,808         $       46          $     (165)        $   19,689
       U.S. Agencies.............................           51,564                 --              (2,177)            49,387
       Collateralized mortgage obligations.......            1,796                  1                 (15)             1,782
       Mortgage pass-through securities..........           45,168                 --              (1,899)            43,269
  Obligations of states and political subdivisions         234,827                738              (8,429)           227,136
  Corporate bonds................................           43,383                 69              (2,536)            40,916
  Non-agency collateralized mortgage obligations            12,326                 --                (286)            12,040
  Other asset-backed securities:
    Second mortgages/home equity loans...........           16,126                 12                (267)            15,871
    Credit card receivables......................           10,592                  1                (309)            10,284
    Manufactured housing.........................            8,186                 82                (232)             8,036
    Other........................................            1,249                  2                 (17)             1,234
  Redeemable preferred stock.....................            4,000                 20                  --              4,020
                                                        ----------         ----------          ----------         ----------
       Total fixed income securities.............          449,025                971             (16,332)           433,664

  Equity securities..............................           24,436              4,226              (2,191)            26,471
                                                        ----------         ----------          ----------         ----------
       Total.....................................       $  473,461         $    5,197          $  (18,523)        $  460,135
                                                        ==========         ==========          ===========        ==========

                                                                               Gross               Gross
                                                      Amortized Cost or      Unrealized         Unrealized        Estimated Fair
  December 31, 1999                                          Cost              Gains               Losses             Value
  --------------------------------------------------- -------------------------------------- ------------------ -------------------
  Fixed income securities:
  U.S. Treasury securities and obligations of U.S.
    Government and agencies:
       U. S. Treasury............................       $   17,575         $        6          $     (129)        $   17,452
       U.S. Agencies.............................           49,786                 58              (1,764)            48,080
       Collateralized mortgage obligations.......            2,123                  3                 (10)             2,116
       Mortgage pass-through securities..........           46,701                 --              (1,610)            45,091
  Obligations of states and political subdivisions         229,499                 56             (11,402)           218,153
  Corporate bonds................................           43,395                  3              (2,934)            40,464
  Non-agency collateralized mortgage obligations            12,845                 --                (278)            12,567
  Other asset-backed securities:
    Second mortgages/home equity loans...........           19,041                 16                (237)            18,820
    Credit card receivables......................            8,101                  1                (323)             7,779
    Other........................................            7,624                  2                (192)             7,434
                                                        ----------         ----------          -----------        ----------
       Total fixed income securities.............          436,690                145             (18,879)           417,956

  Equity securities..............................           23,968              3,274              (1,345)            25,897
                                                        ----------         ----------          ----------         ----------
       Total.....................................       $  460,658         $    3,419          $  (20,224)        $  443,853
                                                        ==========         ==========          ===========        ==========


3.   REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):



                                                                             Three Months Ended March 31,
                                                                -------------------------------------------------------
                                                                          2000                          1999
                                                                -------------------------    --------------------------
                                                                   Written       Earned        Written         Earned
Direct........................................................  $    30,297   $    25,880    $    28,757   $     25,109
Assumed from affiliates.......................................       50,358        52,994         42,767         44,509
Ceded.........................................................       (1,476)       (3,187)        (2,162)        (1,748)
                                                                -----------   -----------    -----------    -----------
                                                                $    79,179   $    75,687    $    69,362    $    67,870
                                                                ===========   ===========    ===========    ===========

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses was as follows (dollars in thousands):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                           --------------------------
                                                                                              2000            1999
                                                                                           -----------    -----------

Gross losses and loss adjustment expenses...............................................   $    36,704    $    13,847
Ceded amounts...........................................................................       (23,132)        (1,933)
                                                                                           -----------    -----------
Net losses and loss adjustment expenses.................................................   $    13,572    $    11,914
                                                                                           ===========    ===========

4.   LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

5.       PROPOSED TENDER OFFER

     On March 20, 2000, Continental Casualty Company ("CCC") proposed a cash tender offer to purchase the remaining common stock of CNA Surety that it and its affiliates do not own for $13.00 per share. On March 21, 2000, the Company's Board of Directors appointed a special committee of independent directors to review the proposed tender offer. The special committee has engaged independent financial advisors and legal counsel to advise the special committee in its review of the proposed tender offer. As of May 12, 2000, the special committee was reviewing the proposal and had not yet made any recommendation to shareholders concerning the proposed tender offer.

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

FORMATION OF CNA SURETY AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into a newly-formed holding company, CNA Surety Corporation. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 63% of the outstanding common stock of CNA Surety. Loews Corporation owns approximately 87% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations ("CCC Surety Operations" or "Predecessor").

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

PROPOSED TENDER OFFER

     On March 20, 2000, CCC proposed a cash tender offer to purchase the remaining common stock of CNA Surety that it and its affiliates do not own for $13.00 per share. On March 21, 2000, the Company's Board of Directors appointed a special committee of independent directors to review the proposed tender offer. The special committee has engaged independent financial advisors and legal counsel to advise the special committee in its review of the proposed tender offer. As of May 12, 2000, the special committee was reviewing the proposal and had not yet made any recommendation to shareholders concerning the proposed tender offer.

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

RESULTS OF OPERATIONS

     CNA SURETY RESULTS FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     The components of income for the Company for the three months ended March 31, 2000 and 1999 are summarized as follows (dollars in thousands):


                                                                                     Three Months Ended March 31,
                                                                                      2000                 1999
                                                                               -----------------    -----------------

     Total revenues................................                                $   82,884           $   74,607
                                                                                   ==========           ==========

     Underwriting income...........................                                $   17,307           $   15,978
     Net investment income.........................                                     7,201                6,341
     Net realized investment gains (losses)........                                        (4)                 396
     Interest expense..............................                                     1,621                1,489
     Amortization of intangible assets.............                                     1,525                1,475
                                                                                   ----------           ----------
     Income before income taxes....................                                    21,358               19,751
     Income taxes..................................                                     7,245                6,708
                                                                                   ----------           ----------
     Net income....................................                                $   14,113           $   13,043
                                                                                   ==========           ==========

     Net income per share..........................                                $     0.33           $     0.30
                                                                                   ==========           ==========

     Insurance Underwriting

     Underwriting results for the Company for the three months ended March 31, 2000 and 1999 are summarized in the following table (dollars in thousands):

                                                                                     Three Months Ended March 31,
                                                                                       2000                 1999
                                                                                -----------------    -----------------

     Gross written premiums........................                                $   80,655           $   71,524
                                                                                   ==========           ==========

     Net written premium...........................                                $   79,179           $   69,362
                                                                                   ==========           ==========

     Net earned premium............................                                $   75,687           $   67,870
     Net losses and loss adjustment expenses.......                                    13,572               11,914
     Net commissions, brokerage and other..........                                    44,808               39,978
                                                                                   ----------           ----------
     Underwriting income...........................                                $   17,307           $   15,978
                                                                                   ==========           ==========

     Loss ratio....................................                                      17.9%                17.6%
     Expense ratio.................................                                      59.2                 58.9
                                                                                   ----------           ----------
     Combined ratio................................                                      77.1%                76.5%
                                                                                   ==========           ==========

     Premiums Written

     CNA Surety primarily markets contract and commercial surety bonds. Contract surety bonds secure a contractor's performance and/or payment obligation generally with respect to a construction project. Contract surety bonds are generally required by federal, state and local governments for public works projects. The most common types include bid, performance and payment bonds. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation. The commercial surety market includes numerous types of bonds categorized as court judicial, court fiduciary, public official, license and permit and many miscellaneous bonds that include guarantees of financial performance. The Company also writes fidelity bonds which cover losses arising from employee dishonesty and other insurance products.

     Gross written premiums are shown in the table below (dollars in thousands):

                                                                                     Three Months Ended March 31,
                                                                                       2000                 1999
                                                                                -----------------    -----------------
     Contract......................................                                $   37,415           $   30,713
     Commercial....................................                                    35,747               33,365
     Fidelity and other............................                                     7,493                7,446
                                                                                   ----------           ----------
                                                                                   $   80,655           $   71,524
                                                                                   ==========           ==========

     Gross written premiums increased 12.8%, or $9.1 million, for the three months ended March 31, 2000 over the comparable period in 1999. Contract surety accounted for most of this increase with growth of 21.8%, or $6.7 million, in gross written premiums as compared to 1999. This increase reflects generally favorable economic conditions for public construction nationwide and an increase of $3.0 million of direct international premium. The highway/bridge sector has shown particular strength in new account and bid activity since the United States Congressional passage of the Transportation Equity Act for the 21st Century ("TEA-21"). TEA-21 authorizes a 40% increase in total federal funding for highway and transit systems to over $200 billion in the six year period from 1998 to 2004. Commercial surety, excluding international reinsurance business assumed from CNA Reinsurance Company, Limited (London) ("CNA Re"), increased 5.2%, or $1.6 million, for the three months ended March 31, 2000. In the first quarter of 2000, the Company experienced increased volume with local and regional distribution partners with respect to small commercial products. CNA Surety assumed $3.0 million and $2.3 million of international surety and credit business for the three months ended March 31, 2000 and 1999, respectively, through a quota share reinsurance treaty with CNA Re, an affiliate of CCC. Fidelity and other products increased 0.6% to $7.5 million for the three months ended March 31, 2000 as compared to the same period in 1999.

     Net written premiums are shown in the table below (dollars in thousands):

                                                                                     Three Months Ended March 31,
                                                                                       2000                 1999
                                                                                -----------------    -----------------

     Contract......................................                                $   35,930           $   29,659
     Commercial....................................                                    35,315               32,884
     Fidelity and other............................                                     7,934                6,819
                                                                                   ----------           ----------
                                                                                   $   79,179           $   69,362
                                                                                   ==========           ==========

     For the three months ended March 31, 2000, net written premiums increased 14.2%, or $9.8 million, over the comparable period in 1999, consistent with the changes in gross written premiums described above. Net written premiums increased 21.1%, or $6.3 million, for the contract surety business. Commercial surety net written premiums increased 7.4%, or $2.4, million for the first three months in 2000 with direct commercial surety up 5.5%. The fidelity and other products increased 16.4%, or $1.1 million, for the first three months in 2000 as compared to the same period in 1999. This increase is primarily due to the cancellation of reinsurance for other products as of September 30, 1999 that increased our retention rate on this business from 20% to 100%.

     In the second half of calendar year 1999, the Company experienced an increase in claim severity in the most recent accident years, primarily with respect to large commercial risks. As a result of this increase in large loss activity where the Company cedes loss amounts in excess of $5 million per principal under its excess of loss reinsurance program, CNA Surety anticipates paying higher costs for reinsurance beginning in the second quarter of 2000. Based upon management's expectations regarding revenue growth in 2000, management does not believe that the expected increase in reinsurance costs will have a materially adverse impact on the Company's results of operations for the year ending December 31, 2000.

     Underwriting Income

     Underwriting income increased 8.3% to $17.3 million for the three months ended March 31, 2000 compared to $16.0 million for the same period in 1999. The period to period changes in underwriting income primarily reflect an 11.5% increase in earned premiums.

     Loss Ratio

     The loss ratios for the three months ended March 31, 2000 and 1999 were 17.9% and 17.6%, respectively. The loss ratios included $2.1 million and $1.7 million of favorable reserve development for the three months ended March 31, 2000 and 1999, respectively. Excluding the impact of the favorable reserve development, the loss ratios would have been 20.7% and 20.1% for the period ended March 31, 2000 and March 31,1999, respectively. The increase in the adjusted loss ratio in 2000 relates primarily to changes in business mix to a higher proportion of contract surety business which carries a higher accident year loss ratio.

     Expense Ratio

     The expense ratio increased to 59.2% for the three months ended March 31, 2000 compared to 58.9% for the same period in 1999. Net earned premiums increased 11.5% and operating expenses increased at a slightly higher rate of 12.1%, primarily due to increased contingent compensation to agents.

     Investment Income

     For the three months ended March 31, 2000, net investment income was $7.2 million compared to net investment income for the three months ended March 31, 1999 of $6.3 million. The increase in investment income reflects higher average invested assets and general interest rate increases since January 1, 1999. The average pretax yields for the Company's equity and fixed income portfolio were 5.5% and 5.4% for the three months ended March 31, 2000 and 1999, respectively.

     Net realized investment losses were minimal for the three months ended March 31, 2000 compared to $0.4 million of net realized investment gains for the same period in 1999.

     Analysis of Other Operations

     Amortization expense was $1.5 million for the three months ended March 31, 2000 and March 31, 1999. Intangible assets represent goodwill and identified intangibles primarily arising from the acquisition of Capsure and goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC. Intangible assets are generally amortized over 30 years.

     Interest expense for the three months ended March 31, 2000 increased $0.1 million, or 8.9%, for the first quarter of 2000 as compared to the first quarter in 1999, primarily due to higher interest rates. Average debt outstanding was $101.9 million for the first quarter in 2000 compared to $111.7 million in the first quarter of 1999. The weighted average interest rate for the three months ended March 31, 2000 was 6.2% compared to 5.3% for the same period in 1999.

     Income Taxes

     Income tax expense was $7.2 million and $6.7 million and the effective income tax rates were 33.9% and 34.0% for the three months ended March 31, 2000 and 1999, respectively.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including income tax sharing payments of its insurance subsidiaries. At March 31, 2000, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of

$433.7 million of fixed income securities, $26.5 million of equity securities, $28.1 million of short-term investments, $4.9 million of other investments and $5.1 million of cash. At December 31, 1999, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $418.0 million of fixed income securities, $25.9 million of equity securities, $31.4 million of short-term investments, $5.3 million of other investments and $5.8 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses and pay dividends to stockholders. At March 31, 2000, the parent company's invested assets consisted of $32.8 million of short-term investments and $3.3 million of cash. At December 31, 1999, the parent company's invested assets consisted of $11.6 million of short-term investments and $1.4 million of cash.

     The Company's consolidated net cash flow provided by operating activities was $40.4 million for the three months ended March 31, 2000 and $21.4 million for the comparable period in 1999. The increase in net cash flow provided by operating activities primarily relates to increases in reinsurance and other payables to affiliates.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of up to $130 million. CNA Surety borrowed $105 million as of September 30, 1997 and used the proceeds to retire the existing Capsure debt of approximately $54 million and to make a $50 million capital contribution to Western Surety. On October 6, 1997, CNA Surety borrowed an additional $13 million to pay the $10.6 million closing dividend to Capsure stockholders and other merger-related costs. As of March 31, 2000, CNA Surety has repaid $18 million of this debt and has unused capacity under the revolver of approximately $30 million.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. As of March 31, 2000, the weighted average interest rate was 6.4% on the $100.0 million of outstanding borrowings. As of December 31, 1999, the weighted average interest rate was 6.3% on the $100.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of March 31, 2000, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

     During 1999, CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2000 is based on statutory surplus and income at and for the year ended December 31, 1999. Without prior regulatory approval in 2000, CNA Surety's insurance subsidiaries may pay stockholder dividends of $60.5 million in the aggregate. CNA Surety received $20.0 million in dividends from its insurance subsidiaries during the first three months of 2000 and $15.0 million in the first three months of 1999.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability, as calculated in accordance with the Internal Revenue Code of 1986 (the "Code") as amended. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $0.8 million for the three months ended March 31, 2000 and $0.5 million for the same period in 1999.

     CNA Surety management believes that it will have sufficient available resources to meet its present capital needs.

                     CNA SURETY CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings:

     The Company, its directors and majority stockholders have been named as defendants in several lawsuits seeking class action status in connection with the proposed cash tender offer by Continental Casualty Company, a subsidiary of CNA Financial Corporation, to purchase the shares of CNA Surety common stock that it or its affiliates do not currently own. These lawsuits were filed within the Delaware Chancery Court and request unspecified damages. The Company cannot reasonably predict any resolution to these lawsuits at this time.

ITEM 2.    Changes in the Rights of the Company's Security Holders   -   None.

ITEM 3.    Defaults Upon Senior Securities   -   None.

ITEM 4.    Submission of Matters to a Vote of Security Holders   -   None.

ITEM 5.    Other Information   -   None.

ITEM 6.    Exhibits and Reports on Form 8-K:
           (a)    Exhibits:
                  27.    Financial Data Schedule.

           (b)    Reports on Form 8-K:
                  March 10, 2000; CNA Surety Corporation Press Release issued on March 3, 2000.

                                   SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     CNA SURETY CORPORATION
                                     (Registrant)




                                     /s/ John S. Heneghan
                                     John S. Heneghan
                                     Vice President and Chief Financial Officer









Date:  May 15, 2000