Form 10-Q
period 2000-06-30
CNA SURETY CORP
filed 2000-08-11
CIK 1044566

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

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

     42,899,656 shares of Common Stock, $.01 par value as of August 4, 2000.

                     CNA SURETY CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                          Page
                                                                          ----
 Part I.   Financial Information (Unaudited):

           Item 1.  Condensed Consolidated Financial Statements:

                    Independent Accountants' Report....................     3

                    Condensed Consolidated Balance Sheets at
                    June 30, 2000 and at December 31, 1999.............     4

                    Condensed Consolidated Statements of Income
                    for the Three- and Six- Months Ended
                    June 30, 2000 and 1999.............................     5

                    Condensed Consolidated Statements of
                    Stockholders' Equity for the Six Months Ended
                    June 30, 2000 and 1999.............................     6

                    Condensed Consolidated Statements of Cash Flows
                    for the Six Months Ended June 30, 2000 and 1999....     7

                    Notes to Condensed Consolidated Financial
                    Statements at June 30, 2000 .......................     8

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................     11

 Part II.  Other Information:

           Item 1.  Legal Proceedings..................................    19

           Item 2.  Changes in the Rights of the Company's
                    Security Holders...................................     19

           Item 3.  Defaults Upon Senior Securities....................     19

           Item 4.  Submission of Matters to a Vote of
                    Security Holders...................................     19

           Item 5.  Other Information..................................     19

           Item 6.  Exhibits and Reports on Form 8-K ..................     19

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------


To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and related condensed consolidated statements of stockholders' equity and of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Chicago, Illinois
August 7, 2000

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     (Unaudited)
                                                       June 30,   December 31,
                                                         2000         1999
                                                      ----------   ----------

ASSETS Invested assets and cash:
  Fixed income securities, at fair value
    (amortized cost: $444,187
    and $436,690).................................    $  430,700   $  417,956
  Equity securities, at fair value
    (cost: $28,453 and $23,968)...................        28,082       25,897
  Short-term investments, at cost
    (approximates fair value).....................        51,205       43,033
  Other investments, at fair value................         4,989        5,277
  Cash............................................        10,538        7,237
                                                      ----------   ----------
     Total invested assets and cash...............       525,514      499,400
Deferred policy acquisition costs.................        93,398       84,924
Insurance receivables:
  Premiums........................................         9,253        9,822
  Reinsurance, including $46,650 and $57,129
    from affiliates...............................        70,110       76,158
Intangible assets, net of accumulated
    amortization of $16,377 and $13,329
    at June 30, 2000 and December 31, 1999,
    respectively..................................       152,931      155,980
Property and equipment, at cost (less accumulated
    depreciation: $12,378 and $11,094)............        15,915       14,769
Prepaid reinsurance premiums......................         4,000        2,302
Other assets......................................         8,687        8,220
                                                      ----------   ----------
       Total assets...............................    $  879,808   $  851,575
                                                      ==========   ==========


LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses......    $  166,169   $  157,933
  Unearned premiums...............................       207,345      199,300
                                                      ----------   ----------
     Total reserves...............................       373,514      357,233
Debt .............................................       101,900      101,900
Deferred income taxes, net........................        13,777       10,447
Payable for securities purchased..................         3,439        7,487
Current income taxes payable......................         5,921        7,076
Reinsurance and other payables to affiliates......         4,125        7,229
Other liabilities.................................        28,821       33,899
                                                      ----------   ----------
     Total liabilities............................    $  531,497   $  525,271
                                                      ----------   ----------

Commitments and contingencies (See Note 4)


STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share,
    20,000 shares authorized; none issued
    and outstanding...............................            --           --
Common stock, par value $.01 per share,
    100,000 shares authorized; 44,126 shares
    issued and 42,899 shares outstanding at
    June 30, 2000 and 44,123 shares issued
    and 43,006 shares outstanding at
    December 31, 1999.............................           441          441
Additional paid-in capital........................       253,389      253,366
Retained earnings.................................       116,776       95,419
Accumulated other comprehensive income (loss).....       (9,313)     (11,150)
Treasury stock, at cost...........................      (12,982)     (11,772)
                                                      ----------   ----------
     Total stockholders' equity...................       348,311      326,304
                                                      ----------   ----------
     Total liabilities and stockholders' equity...    $  879,808   $  851,575
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                             Three Months Ended      Six Months Ended
                                                 June 30,                 June 30,
                                         -------------------------------------------------
                                            2000         1999         2000         1999
                                         ----------   ----------   ----------   ----------
Revenues:
  Net earned premiums................    $   75,554   $   69,688   $  151,241   $  137,558
  Net investment income..............         7,267        6,172       14,468       12,513
  Net realized investment gains......           234           24          230          420
                                         ----------   ----------   ----------   ----------
                                             83,055       75,884      165,939      150,491
                                         ----------   ----------   ----------   ----------

Expenses:
  Net losses and loss
    adjustment expenses..............        13,688       11,758       27,260       23,672
  Net commissions, brokerage and
    other underwriting...............        44,025       41,838       88,833       81,816
  Interest expense...................         1,729        1,331        3,350        2,820
  Non-recurring charge...............           500           --          500           --
  Amortization of intangible assets..         1,523        1,475        3,048        2,950
                                         ----------   ----------   ----------   ----------
                                             61,465       56,402      122,991      111,258
                                         ----------   ----------   ----------   ----------

Income before income taxes...........        21,590       19,482       42,948       39,233
Income taxes.........................         7,483        6,644       14,728       13,352
                                         ----------   ----------   ----------   ----------
Net income...........................    $   14,107   $   12,838   $   28,220   $   25,881
                                         ==========   ==========   ==========   ==========

Earnings per share...................    $     0.33   $     0.29   $     0.66   $     0.59
                                         ==========   ==========   ==========   ==========

Earnings per share, assuming
  dilution...........................    $     0.33   $     0.29   $     0.66   $     0.59
                                         ==========   ==========   ==========   ==========

Weighted average shares outstanding..        42,898       44,098       42,930       44,099
                                         ==========   ==========   ==========   ==========

Weighted average shares outstanding,
  assuming dilution..................        43,080       44,267       43,080       44,238
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                   Common                                                  Accumulated
                                    Stock            Additional                              Other                      Total
                                   Shares    Common    Paid-In   Comprehensive  Retained  Comprehensive   Treasury   Stockholders'
                                Outstanding  Stock     Capital       Income     Earnings     Income        Stock        Equity
                                -----------  -------  ---------  -------------  --------  -------------   --------   -------------
Balance, December 31, 1998......   44,093    $   441  $ 253,215                 $ 52,984   $   3,257      $     --     $ 309,897
Comprehensive income:
  Net income....................       --         --         --    $  25,881      25,881          --            --        25,881
Other comprehensive income:
  Change in unrealized gains
    (losses) on securities (after
    income taxes), net of
    reclassification adjustment
    of $775.....................       --         --         --      (10,200)         --     (10,200)           --       (10,200)
                                                                   ---------
     Total comprehensive
       income...................                                   $  15,681
                                                                   =========

Issuance of common stock........       --         --         --                       --          --            --            --
Purchase of treasury stock......      (13)        --         --                       --          --          (163)         (163)
Stock options exercised.........       22         --        111                       --          --            --           111
Dividends paid to stockholders..       --         --         --                   (7,057)         --            --        (7,057)
                                   ------    -------  ---------                 --------   ---------      --------     ---------
Balance, June 30, 1999..........   44,102    $   441  $ 253,326                 $ 71,808   $  (6,943)     $   (163)    $ 318,469
                                   ======    =======  =========                 ========   =========      ========     =========

Balance, December 31, 1999......   43,006    $   441  $ 253,366                 $ 95,419   $ (11,150)     $(11,772)    $326,304
Comprehensive income:
  Net income....................       --         --         --       28,220      28,220          --            --        28,220
Other comprehensive income:
  Change in unrealized gains
    (losses) on securities
    (after income taxes), net
    of reclassification
    adjustment of $375                 --         --         --        1,837          --       1,837            --         1,837
                                                                   ---------
     Total comprehensive income.                                   $  30,057
                                                                   =========

Purchase of treasury stock......     (110)        --         --                       --          --        (1,210)       (1,210)
Stock options exercised
  and other.....................        3         --         23                       --          --            --            23
Dividends paid to stockholders..       --         --         --                   (6,863)         --            --        (6,863)
                                   ------    -------  ---------                 --------   ---------      --------     ---------
Balance, June 30, 2000..........   42,899    $   441  $ 253,389                 $116,776   $  (9,313)     $(12,982)    $ 348,311
                                   ======    =======  =========                 ========   ==========     =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)
                                                          Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------

OPERATING ACTIVITIES:
  Net income.......................................   $   28,220    $   25,881
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization.................        4,602         4,032
     Accretion of bond discount, net...............          606         1,117
     Net realized investment (gains)...............         (230)         (420)
  Changes in:
     Insurance receivables.........................        6,617       (25,649)
     Reserve for unearned premiums.................        8,045         8,366
     Reserve for unpaid losses and loss
       adjustment expenses.........................        8,236         8,457
     Deferred policy acquisition costs.............       (8,474)       (6,343)
     Deferred income taxes, net....................        2,338         1,487
     Reinsurance and other payables to affiliates..       (3,104)       (5,683)
     Other assets and liabilities..................       (8,225)        4,760
                                                      ----------    ----------

       Net cash provided by operating activities...       38,631        16,005
                                                      ----------    ----------

INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases.....................................      (70,472)     (117,535)
     Maturities....................................       53,048        23,207
     Sales.........................................        7,197        96,317
  Purchases of equity securities...................       (7,961)       (6,035)
  Proceeds from the sale of equity securities......        5,621            51
  Changes in short-term investments................       (7,964)        9,687
  Purchases of property and equipment..............       (2,863)       (7,064)
  Other, net.......................................       (3,880)       (2,238)
                                                      ----------    ----------

       Net cash used in investing activities.......      (27,274)       (3,610)
                                                      ----------    ---------

FINANCING ACTIVITIES:
  Principal payments on long-term debt.............           --       (13,000)
  Dividends to stockholders........................       (6,864)       (7,057)
  Purchase of treasury stock.......................       (1,210)         (163)
  Other............................................           18            64
                                                      ----------    ----------

       Net cash used in financing activities.......       (8,056)      (20,156)
                                                      ----------    ----------

Increase in cash...................................        3,301        (7,761)
Cash at beginning of period........................        7,237        17,746
                                                      ----------    ----------
Cash at end of period..............................   $   10,538    $    9,985
                                                      ==========    ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest......................................   $    3,829    $    3,375
     Income taxes..................................   $   13,050    $    8,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

Basis of Presentation
     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1999 Annual Report to Shareholders. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted as it is not required for interim reporting. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 1999 Financial Statements to conform with the presentation in the 2000 Condensed Consolidated Financial Statements.

2.   INVESTMENTS

     The estimated amortized cost and fair value of fixed income securities held by CNA Surety at June 30, 2000 and December 31, 1999, by investment category, were as follows (dollars in thousands):

                                                                        Gross          Gross
                                                     Amortized Cost   Unrealized     Unrealized      Estimated Fair
June 30, 2000                                           or Cost          Gains         Losses           Value
---------------------------------------------------   -------------   ------------   ----------      --------------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
     U.S. Treasury.............................       $   19,778      $       52     $     (123)      $   19,707
     U.S. Agencies.............................           51,842              --         (1,252)          50,590
     Collateralized mortgage obligations.......            1,563              --            (33)           1,530
     Mortgage pass-through securities..........           43,524              --         (1,656)          41,868
Obligations of states and political subdivisions         232,738           1,469         (7,696)         226,511
Corporate bonds................................           43,379             112         (3,192)          40,299
Non-agency collateralized mortgage obligations            11,763              --           (270)          11,493
Other asset-backed securities:
  Second mortgages/home equity loans...........           15,639              12           (335)          15,316
  Credit card receivables......................           10,561               1           (410)          10,152
  Manufactured housing.........................            7,983              64           (270)           7,777
  Other........................................            1,417              14             (4)           1,427
Redeemable preferred stock.....................            4,000              30             --            4,030
                                                      ----------      ----------     ----------       ----------
     Total fixed income securities.............          444,187           1,754        (15,241)         430,700

Equity securities..............................           28,453           2,817         (3,188)          28,082
                                                      ----------      ----------     ----------       ----------
     Total.....................................       $  472,640      $    4,571     $  (18,429)      $  458,782
                                                      ==========      ==========     ===========      ==========

                                                                        Gross          Gross
                                                     Amortized Cost   Unrealized     Unrealized      Estimated Fair
December 31, 2000                                       or Cost          Gains         Losses           Value
---------------------------------------------------   -------------   ------------   ----------      --------------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
     U.S. Treasury.............................       $   17,575      $        6     $     (129)      $   17,452
     U.S. Agencies.............................           49,786              58         (1,764)          48,080
     Collateralized mortgage obligations.......            2,123               3            (10)           2,116
     Mortgage pass-through securities..........           46,701              --         (1,610)          45,091
Obligations of states and political subdivisions         229,499              56        (11,402)         218,153
Corporate bonds................................           43,395               3         (2,934)          40,464
Non-agency collateralized mortgage obligations            12,845              --           (278)          12,567
Other asset-backed securities:
  Second mortgages/home equity loans...........           19,041              16           (237)          18,820
  Credit card receivables......................            8,101               1           (323)           7,779
  Other........................................            7,624               2           (192)           7,434
                                                      ----------      ----------     -----------      ----------
     Total fixed income securities.............          436,690             145        (18,879)         417,956

Equity securities..............................           23,968           3,274         (1,345)          25,897
                                                      ----------      ----------     ----------       ----------
     Total.....................................       $  460,658      $    3,419     $  (20,224)      $  443,853
                                                      ==========      ==========     ===========      ==========

3.   REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                            Six Months Ended June 30,
                                    ------------------------------------------
                                           2000                   1999
                                    -------------------    -------------------
                                     Written    Earned     Written     Earned
                                    --------   --------    --------   --------

Direct............................  $ 58,601   $ 52,686    $ 56,127   $ 50,548
Assumed from affiliates...........   104,431    104,631      93,578     90,103
Ceded.............................    (5,443)    (6,076)     (4,170)    (3,093)
                                    --------   --------    --------   --------
                                    $157,589   $151,241    $145,535   $137,558
                                    ========   ========    ========   ========


     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses was as follows (dollars in thousands):

                                                            Six Months Ended
                                                                 June 30,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------

Gross loss and loss adjustment expense..................   $ 53,896   $ 27,406
Ceded amounts...........................................    (26,636)    (3,734)
                                                           --------   --------
Net loss and loss adjustment expense....................   $ 27,260   $ 23,672
                                                           ========   ========

4.   LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

5.   PROPOSED TENDER OFFER

     On March 20, 2000, Continental Casualty Company ("CCC") proposed a cash tender offer to purchase the remaining common stock of CNA Surety that it and its affiliates did not own for $13.00 per share. On May 26, 2000, CCC informed CNA Surety that CCC did not intend to pursue a proposed tender offer to acquire the remaining equity interests of the Company not currently owned by CCC. The Company recorded a non-recurring charge of $0.5 million before income taxes, or $0.3 million after tax (1 cent per share), for costs incurred with respect to the proposed tender offer by CCC.

     As reported in CNA Financial Corporation ("CNAF") public filings, CCC and other insurance subsidiaries of CNAF that own shares of CNA Surety may review their respective positions of CNA Surety shares from time to time and may acquire additional shares depending upon market conditions or other factors existing at the time of such review, resulting in increases or decreases in their respective positions.

     The Company postponed its Annual Meeting of Shareholders which was originally scheduled for May 16, 2000. The Annual Meeting of Shareholders was postponed pending the outcome of CCC's proposed tender offer. The Annual Meeting of Shareholders has been rescheduled for August 15, 2000.

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

     Pursuant to a reorganization agreement, CCC Surety Operations and Capsure merged their respective operations at the close of business on September 30, 1997 ("Merger Date"). CNAF, through its property and casualty subsidiaries, CCC and CIC, contributed $52.25 million of capital to CNA Surety. Through reinsurance agreements, CCC and CIC ceded to Western Surety all of their net unearned premiums and loss and loss adjustment expense reserves, as of the Merger Date, and will cede to Western Surety all surety business written or renewed by CCC and CIC for a period of five years thereafter. Further, CCC and CIC have agreed to assume the obligation for any adverse development on recorded reserves for CCC Surety Operations as of the Merger Date, to limit the loss ratio on certain defined business written by CNA Surety through December 31, 2000, and to provide certain additional excess of loss reinsurance. CCC also agreed to provide certain administrative services at specified rates, subject to inflationary increases, for three years after the Merger, if CNA Surety chooses to purchase such services. Management anticipates that the Administrative Services Agreement that expires on September 30, 2000 will be renewed on similar terms and conditions as the current arrangement.

PROPOSED TENDER OFFER

     On March 20, 2000, CCC proposed a cash tender offer to purchase the remaining common stock of CNA Surety that it and its affiliates did not own for $13.00 per share. On May 26, 2000, CCC informed CNA Surety that CCC did not intend to pursue a proposed tender offer to acquire the remaining equity interests of the Company not currently owned by CCC. The Company recorded a non-recurring charge of $0.5 million before income taxes, or $0.3 million after tax (1 cent per share), for costs incurred with respect to the proposed tender offer by CCC.

     As reported in CNAF public filings, CCC and other insurance subsidiaries of CNAF that own shares of CNA Surety may review their respective positions of CNA Surety shares from time to time and may acquire additional shares depending upon market conditions or other factors existing at the time of such review, resulting in increases or decreases in their respective positions.


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

RESULTS OF OPERATIONS

     CNA SURETY RESULTS FOR THREE- AND SIX- MONTHS ENDED JUNE 30, 2000 AND 1999

     The components of net income for the Company for the three and six months ended June 30, 2000 and 1999 are summarized as follows (dollars in thousands, except per share amounts):

                                     Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     -------------------   -------------------
                                       2000       1999         2000     1999
                                     --------   --------   --------   --------


     Total revenues................  $ 83,055   $ 75,884   $165,939   $150,491
                                     ========   ========   ========   ========

     Underwriting income...........  $ 17,841   $ 16,092   $ 35,148   $ 32,070
     Net investment income.........     7,267      6,172     14,468     12,513
     Net investment gains..........       234         24        230        420
     Interest expense..............     1,729      1,331      3,350      2,820
     Non-recurring charge..........       500         --        500         --
     Amortization of intangible
       assets......................     1,523      1,475      3,048      2,950
                                     --------   --------   --------   --------
     Income before income taxes....    21,590     19,482     42,948     39,233
     Income taxes..................     7,483      6,644     14,728     13,352
                                     --------   --------   --------   --------
     Net income....................  $ 14,107   $ 12,838   $ 28,220   $ 25,881
                                     ========   ========   ========   ========

     Net income per share..........  $   0.33   $   0.29   $   0.66   $   0.59
                                     ========   ========   ========   ========

     Insurance Underwriting

     Underwriting results for the Company for the three and six months ended June 30, 2000 and 1999 are summarized in the following table (dollars in thousands):

                                     Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     -------------------   -------------------
                                       2000       1999       2000      1999
                                     --------   --------   --------   --------

     Gross written premiums.......   $ 82,376   $ 78,181   $163,031   $149,705
                                     ========   ========   ========   ========

     Net written premiums.........   $ 78,410   $ 76,173   $157,589   $145,535
                                     ========   ========   ========   ========

     Net earned premiums..........   $ 75,554   $ 69,688   $151,241   $137,558
     Net losses and loss
       adjustment expenses.........    13,688     11,758     27,260     23,672
     Net commissions, brokerage
       and other...................    44,025     41,838     88,833     81,816
                                     --------   --------   --------   --------
     Underwriting income...........  $ 17,841   $ 16,092   $ 35,148   $ 32,070
                                     ========   ========   ========   ========

     Loss ratio....................      18.1%      16.9%      18.0%      17.2%
     Expense ratio.................      58.3       60.0       58.8       59.5
                                     --------   --------   --------   --------
     Combined ratio................      76.4%      76.9%      76.8%      76.7%
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

     Gross written premiums are shown in the table below (dollars in thousands):

                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                     -------------------   -------------------
                                       2000       1999       2000       1999
                                     --------   --------   --------   --------

     Contract......................  $ 42,152   $ 39,004   $ 79,567   $ 69,717
     Commercial....................    33,739     32,902     69,486     66,267
     Fidelity and other............     6,485      6,275     13,978     13,721
                                     --------   --------   --------   --------
                                     $ 82,376   $ 78,181   $163,031   $149,705
                                     ========   ========   ========   ========

     Gross written premiums increased 5.4%, or $4.2 million, for the three months ended June 30, 2000 over the comparable period in 1999. Contract surety accounted for the majority of this increase with growth of 8.1%, or $3.1 million, in gross written premiums as compared to 1999. This increase reflects generally favorable economic conditions for public construction nationwide. The highway/bridge sector has shown particular strength in new account and bid activity since the United States Congressional passage of the Transportation Equity Act for the 21st Century ("TEA-21"). TEA-21 authorizes a 40% increase in total federal funding for highway and transit systems to over $200 billion in the six year period from 1998 to 2004. Commercial surety, excluding international reinsurance business assumed from CNA Reinsurance Company, Limited (London) ("CNA Re"), increased 2.8%, or $0.8 million, for the three months ended June 30, 2000, primarily due to competitive market conditions in the large commercial products. CNA Surety assumed $3.0 million of international surety and credit business for the three months ended June 30, 2000 and 1999, respectively, through a quota share reinsurance treaty with CNA Re, an affiliate of CCC. Fidelity and other products increased 3.3% to $6.5 million for the three months ended June 30, 2000 as compared to the same period in 1999.

     Gross written premiums for the first half of 2000 increased 8.9%, or $13.3 million, compared to the same period in 1999. Contract surety and commercial surety gross written premiums increased 14.1% and 4.9%, respectively, for the first half of 2000. CNA Surety assumed $6.0 million and $5.3 million of international surety and credit business for the six months ended June 30, 2000 and 1999, respectively, through a quota share reinsurance treaty with an affiliate of CCC, CNA Re. Fidelity and other products increased 1.9% to $14.0 million for the six months ended June 30, 2000 as compared to the same period in 1999.

     Net written premiums are shown in the table below (dollars in thousands):

                                     Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     -------------------   -------------------
                                       2000       1999       2000       1999
                                     --------   --------   --------   --------

     Contract......................  $ 38,546   $ 37,838   $ 74,476   $ 67,497
     Commercial....................    33,354     32,511     68,669     65,395
     Fidelity and other............     6,510      5,824     14,444     12,643
                                     --------   --------   --------   --------
                                     $ 78,410   $ 76,173   $157,589   $145,535
                                     ========   ========   ========   ========

     For the three months ended June 30, 2000, net written premiums increased 2.9%, or $2.2 million, over the comparable period in 1999. Net written premium growth for the second quarter 2000 was reduced by increased reinsurance costs. Ceded premiums increased $2.0 million to $4.0 million in the second quarter. Net written premiums increased 1.9%, or $0.7 million, for the contract surety business. Commercial surety net written premiums increased 2.6%, or $0.8 million for the three months ended June 30, 2000. The fidelity and other products increased 11.8%, or $0.7 million, for the second quarter in 2000 as compared to the same period in 1999. This increase is primarily due to the cancellation of reinsurance for other products as of September 30, 1999 that increased our retention rate on this business from 20% to 100%.

     For the first half of 2000, net written premiums increased 8.3%, or $12.1 million, over the comparable period in 1999 with contract surety and commercial surety up 10.3% and 5.0%, respectively. The fidelity and other book of business increased 14.2%, or $1.8 million, for the six months ended June 30, 2000 as compared to the same period in 1999.

     In the second half of calendar year 1999, the Company experienced an increase in claim severity in the most recent accident years, primarily with respect to large commercial risks. As a result of this increase in large loss activity where the Company cedes loss amounts in excess of $5 million per principal under its excess of loss reinsurance program, CNA Surety anticipates paying higher costs for reinsurance. The increase in reinsurance costs will begin to impact net earned premiums in the third quarter of 2000. Assuming a return to more normal loss experience going forward, the Company's reinsurance costs could begin to decline as early as the fourth quarter of 2000. The expected increase in reinsurance costs will have an adverse impact on the Company's future results of operations.

     Underwriting Income

     Underwriting income increased 10.9% to $17.8 million for the three months ended June 30, 2000 compared to the same period in 1999 primarily reflecting an 8.4% period to period increase in net earned premiums. Underwriting income increased 9.6% to $35.1 million for the six months ended June 30, 2000 compared to the same period in 1999. The six month period to period change in underwriting income reflects a 10.0% increase in earned premiums.

     Loss Ratio

     The loss ratios for the three months ended June 30, 2000 and 1999 were 18.1% and 16.9%, respectively. The loss ratios included $1.8 million and $2.4 million of net favorable reserve development for the three months ended June 30, 2000 and 1999, respectively. Excluding the impact of the favorable reserve development, the loss ratios would have been 20.5% and 20.4% for the three month periods ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the loss ratios were 18.0% and 17.2%, respectively. The loss ratios included $3.9 million and $4.1 million of net favorable reserve development for the six months ended June 30, 2000 and 1999, respectively. Excluding the impact of the favorable reserve development, the loss ratios would have been 20.6% and 20.2% for the six month periods ended June 30, 2000 and June 30, 1999, respectively.

     The net favorable development taken in 2000 reflects on-going positive loss trends primarily with respect to accident years prior to 1997 partially offset by adverse development in more recent years with respect to small contract surety and agent E&O products. The increase in the adjusted loss ratio in 2000 relates primarily to changes in business mix to a higher proportion of contract surety business which carries a higher accident year loss ratio and increased retentions on agent E&O business.

     Expense Ratio

     The expense ratio decreased to 58.3% for the three months ended June 30, 2000 compared to 60.0% for the same period in 1999. For the six months ended June 30, 2000, the expense ratio decreased to 58.8% from 59.5% for the same period in 1999. The 1999 expense ratio reflected certain information technology related expenditures and other costs related to back office consolidation efforts. Given the prospective impact of higher reinsurance costs on net earned premiums, management expects the expense ratio to increase from 58.8% experienced for the first half of 2000 if all other variables remain constant. The Company is working to offset higher reinsurance costs and softness in certain markets with continued productivity improvements and operating efficiencies.

     Investment Income

     For the three months ended June 30, 2000, net investment income was $7.3 million compared to $6.2 million for the same period in 1999. The increase in investment income for the three months ended June 30, 2000 reflects higher average invested assets. The average pretax yield was 5.4% for the three months ended June 30, 2000 and 1999. Net investment income for the six months ended June 30, 2000 and 1999 was $14.5 million and $12.5 million, respectively. The average pretax yields were 5.6% and 5.3% for the six months ended June 30, 2000 and 1999, respectively.

     Net realized investment gains were $0.2 million for the three months ended June 30, 2000 compared to minimal net realized investment gains for the same period in 1999. For the six months ended June 30, 2000, net realized investment gains were $0.2 million compared to $0.4 million net realized investment gains for the same period in 1999.

     Analysis of Other Operations

     Amortization expense was $1.5 million for the three months ended June 30, 2000 and 1999. For the six months ended June 30, 2000 and 1999, amortization of intangibles was $3.0 million. Intangible assets represent goodwill and identified intangibles arising from the acquisition of Capsure and goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC. Intangible assets are generally amortized over 30 years.

     Interest expense increased 29.9% for the second quarter of 2000 as compared to the same period in 1999, primarily due to higher interest rates. Average debt outstanding was $101.9 million for the second quarter in 2000 compared to $100.0 million in the second quarter of 1999. The weighted average interest rate for the three months ended June 30, 2000 was 6.5% compared to 5.1% for the same period in 1999. Interest expense increased 18.8% for the first six months of 2000 as compared to the same period in 1999. Average debt outstanding was $101.9 million for the first six months in 2000 compared to $105.8 million in the first six months of 1999. The weighted average interest rate for the six months ended June 30, 2000 was 6.4% compared to 5.2% for the same period in 1999.

     During the second quarter of 2000, CNA Surety incurred a $0.3 million, after applicable income taxes, or $0.01 per share, non-recurring charge for costs incurred with respect to the proposed tender offer by CNAF.

     Income Taxes

     Income tax expense was $7.5 million and $6.6 million and the effective income tax rates were 34.7% and 34.1% for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, income tax expense was $14.7 million and $13.4 million and the effective income tax rates were 34.3% and 34.0%, respectively.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including income tax sharing payments of its insurance subsidiaries. At June 30, 2000, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $430.7 million of fixed income securities, $28.1 million of equity securities, $25.5 million of short-term investments, $5.0 million of other investments and $9.2 million of cash. At December 31, 1999, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $418.0 million of fixed income securities, $25.9 million of equity securities, $31.4 million of short-term investments, $5.3 million of other investments and $5.8 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses and pay dividends to stockholders. At June 30, 2000, the parent company's invested assets consisted of $25.7 million of short-term investments and $1.3 million of cash. At December 31, 1999, the parent company's invested assets consisted of $11.6 million of short-term investments and $1.4 million of cash.

     The Company's consolidated net cash flow provided by operating activities was $38.6 million for the six months ended June 30, 2000 and $16.0 million for the comparable period in 1999. The increase in net cash flow provided by operating activities primarily relates to a decrease in insurance receivables.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of up to $130 million. CNA Surety borrowed $105 million as of September 30, 1997 and used the proceeds to retire the existing Capsure debt of approximately $54 million and to make a $50 million capital contribution to Western Surety. On October 6, 1997, CNA Surety borrowed an additional $13 million to pay the $10.6 million closing dividend to Capsure stockholders and other merger-related costs. As of June 30, 2000, CNA Surety has repaid $18 million of this debt and has unused capacity under the revolver of approximately $30 million.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. As of June 30, 2000, the weighted average interest rate was 6.9% on the $100.0 million of outstanding borrowings. As of December 31, 1999, the weighted average interest rate was 6.3% on the $100.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of June 30, 2000, the Company was in compliance with all restrictions and covenants contained in the Credit

Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2000 is based on statutory surplus and income at and for the year ended December 31, 1999. Without prior regulatory approval in 2000, CNA Surety's insurance subsidiaries may pay stockholder dividends of $60.5 million in the aggregate. CNA Surety received $20.0 million in dividends from its insurance subsidiaries during the first six months of 2000 and $15.0 million in the first six months of 1999.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability, as calculated in accordance with the Internal Revenue Code of 1986 (the "Code") as amended. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $15.2 million for the six months ended June 30, 2000 and $12.9 million for the same period in 1999.

     CNA Surety management believes that it will have sufficient available resources to meet its present capital needs.

                     CNA SURETY CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings:

     The Company, its directors and majority stockholders had been named as defendants in several lawsuits seeking class action status in connection with the proposed cash tender offer by Continental Casualty Company, a subsidiary of CNA Financial Corporation, to purchase the shares of CNA Surety common stock that it or its affiliates do not currently own. These lawsuits were filed within the Delaware Chancery Court and requested unspecified damages. On July 6, 2000, notices of voluntary dismissal were filed in all cases connected with this proposed tender offer which named CNA Surety as a defendant.

ITEM 2.    Changes in the Rights of the Company's Security Holders   -   None.

ITEM 3.    Defaults Upon Senior Securities   -   None.

ITEM 4.    Submission of Matters to a Vote of Security Holders   -   None.

ITEM 5.    Other Information   -   None.

ITEM 6.    Exhibits and Reports on Form 8-K:
           (a)    Exhibits:
                  27. Financial Data Schedule.

           (b)    Reports on Form 8-K:
                  May 15, 2000; CNA Surety Corporation Press Release issued on May 8, 2000.

                                   SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   CNA SURETY CORPORATION
                                   (Registrant)




                                   /s/ John S. Heneghan
                                   -------------------------------------------
                                   John S. Heneghan
                                                   -
                                   Vice President and Chief Financial Officer









Date:  August 11, 2000