Form 10-Q
period 2000-09-30
CNA SURETY CORP
filed 2000-11-13
CIK 1044566

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

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

    42,915,594 shares of Common Stock, $.01 par value as of November 3, 2000.

                     CNA SURETY CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                         Page
                                                                         ----
 Part I.   Financial Information (Unaudited):

           Item 1.   Condensed Consolidated Financial Statements:

                     Independent Accountants' Report.................       3

                     Condensed Consolidated Balance Sheets at
                     September 30, 2000 and at December 31, 1999.....       4

                     Condensed Consolidated Statements of Income
                     for the Three- and Nine- Months Ended
                     September 30, 2000 and 1999.....................       5

                     Condensed Consolidated Statements of
                     Stockholders' Equity for the Nine Months Ended
                     September 30, 2000 and 1999.....................       6

                     Condensed Consolidated Statements of Cash
                     Flows for the Nine Months Ended September 30,
                     2000 and 1999...................................       7

                     Notes to Condensed Consolidated Financial
                     Statements at September 30, 2000 ...............       8

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...      11

 Part II.  Other Information:

           Item 1.   Legal Proceedings...............................      20

           Item 2.   Changes in the Rights of the Company's
                     Security Holders................................      20

           Item 3.   Defaults Upon Senior Securities.................      20

           Item 4.   Submission of Matters to a Vote of
                     Security Holders................................      20

           Item 5.   Other Information...............................      21

           Item 6.   Exhibits and Reports on Form 8-K ...............      21

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------



To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the related condensed consolidated statements of stockholders' equity and of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Chicago, Illinois
November 6, 2000

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    (Unaudited)
                                                    September 30,  December 31,
                                                        2000         1999
                                                    -----------    -----------

ASSETS Invested assets and cash:
  Fixed income securities, at fair value
    (amortized cost: $452,561 and $436,690).......   $  444,541    $  417,956
  Equity securities, at fair value
    (cost: $34,699 and $23,968)...................       34,038        25,897
  Short-term investments, at cost
    (approximates fair value).....................       57,353        43,033
  Other investments, at fair value................        5,093         5,277
  Cash                                                   13,730         7,237
                                                     ----------    ----------
     Total invested assets and cash...............      554,755       499,400
Deferred policy acquisition costs.................       93,357        84,924
Insurance receivables:
  Premiums........................................        9,068         9,822
  Reinsurance, including $39,371 and $57,129
    from affiliates...............................       73,854        76,158
Intangible assets(net of accumulated
    amortization: $17,902 and $13,329)............      151,407       155,980
Property and equipment, at cost (less accumulated
  depreciation: $13,076 and $11,094)..............       15,766        14,769
Prepaid reinsurance premiums......................        4,174         2,302
Other assets......................................        7,888         8,220
                                                     ----------    ----------
     Total assets.................................   $  910,269    $  851,575
                                                     ==========    ==========


LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses......   $  169,245    $  157,933
  Unearned premiums...............................      209,105       199,300
                                                     ----------    ----------
     Total reserves...............................      378,350       357,233
Debt .............................................      101,556       101,900
Deferred income taxes, net........................       15,281        10,447
Payable for securities purchased..................        2,069         7,487
Current income taxes payable......................        8,140         7,076
Reinsurance and other payables to affiliates......       10,963         7,229
Other liabilities.................................       32,239        33,899
                                                     ----------    ----------
     Total liabilities............................   $  548,598    $  525,271
                                                     ----------    ----------

Commitments and contingencies (See Note 4)


STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share,
    20,000 shares authorized; none issued
    and outstanding...............................           --            --
Common stock, par value $.01 per share,
    100,000 shares authorized; 44,143 shares
    issued and 42,916 shares outstanding at
    September 30, 2000 and 44,123 shares issued
    and 43,006 shares outstanding at
    December 31, 1999.............................          441           441
Additional paid-in capital........................      253,480       253,366
Retained earnings.................................      126,680        95,419
Accumulated other comprehensive (loss)............       (5,948)      (11,150)
Treasury stock, at cost...........................      (12,982)      (11,772)
                                                     ----------    ----------
     Total stockholders' equity...................      361,671       326,304
                                                     ----------    ----------
     Total liabilities and stockholders' equity...   $  910,269    $  851,575
                                                     ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                     ------------------------   ------------------------
                                                        2000          1999         2000          1999
                                                     ----------    ----------   ----------    ----------
Revenues:
  Net earned premiums.............................   $   73,541    $   72,009   $  224,782    $  209,567
  Net investment income...........................        7,428         6,387       21,896        18,900
  Net realized investment gains (losses)..........          (39)            6          191           426
                                                     ----------    ----------   ----------    ----------
                                                         80,930        78,402      246,869       228,893
                                                     ----------    ----------   ----------    ----------

Expenses:
  Net losses and loss adjustment expenses.........       11,683         9,447       38,943        33,119
  Net commissions, brokerage and other
    underwriting..................................       46,325        42,661      135,158       124,477
  Interest expense................................        1,809         1,464        5,159         4,284
  Non-recurring charge............................           --            --          500            --
  Amortization of intangible assets...............        1,525         1,508        4,573         4,458
                                                     ----------    ----------   ----------    ----------
                                                         61,342        55,080      184,333       166,338
                                                     ----------    ----------   ----------    ----------

Income before income taxes........................       19,588        23,322       62,536        62,555
Income taxes......................................        6,250         8,118       20,978        21,470
                                                     ----------    ----------   ----------    ----------
Net income........................................   $   13,338    $   15,204   $   41,558    $   41,085
                                                     ==========    ==========   ==========    ==========

Earnings per share................................   $     0.31    $     0.34   $     0.97    $     0.93
                                                     ==========    ==========   ==========    ==========

Earnings per share, assuming dilution.............   $     0.31    $     0.34   $     0.97    $     0.93
                                                     ==========    ==========   ==========    ==========

Weighted average shares outstanding...............       42,909        44,102       42,922        44,100
                                                     ==========    ==========   ==========    ==========
Weighted average shares outstanding,
    assuming dilution.............................       43,001        44,261       43,056        44,245
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                    Common                                                   Accumulated
                                     Stock              Additional                              Other       Treasury      Total
                                    Shares     Common     Paid-In   Comprehensive  Retained  Comprehensive    Stock   Stockholders'
                                 Outstanding   Stock      Capital      Income      Earnings  Income (Loss)  (at cost)     Equity
                                 -----------  --------  ----------  -------------  --------  ------------   --------  -------------
Balance, December 31, 1998.....     44,093    $    441  $  253,215                 $ 52,984   $   3,257     $     --     $ 309,897
Comprehensive income:
  Net income...................         --          --          --    $  41,085      41,085          --           --        41,085
  Other comprehensive income:
     Change in unrealized
     gains (losses) on securities
     (after income taxes), net
     of reclassification
     adjustment of $813........         --          --          --      (13,119)         --     (13,119)          --       (13,119)
                                                                      ---------
       Total comprehensive
         income................                                       $  27,966
                                                                      =========

Issuance of common stock.......         --          --          --                       --          --           --            --
Purchase of treasury stock.....        (38)         --          --                       --          --         (473)         (473)
Stock options exercised........         22          --         110                       --          --           --           110
Dividends paid to stockholders.         --          --          --                  (10,585)         --           --       (10,585)
                                    ------    --------  ----------                 --------   ---------     --------     ---------
Balance, September 30, 1999....     44,077    $    441  $  253,325                 $ 83,484   $  (9,862)    $   (473)    $ 326,915
                                    ======    ========  ==========                 ========   =========     ========     =========

Balance, December 31, 1999.....     43,006    $    441  $  253,366                 $ 95,419   $ (11,150)    $(11,772)    $326,304
Comprehensive income:
  Net income...................         --          --          --    $  41,558      41,558          --           --        41,558
  Other comprehensive income:
     Change in unrealized
     gains (losses) on
     securities (after income
     taxes), net of
     reclassification
     adjustment of $520........         --          --          --        5,202          --       5,202           --         5,202
                                                                      ---------
       Total comprehensive
         income................                                       $  46,760
                                                                      =========

Purchase of treasury stock.....       (110)         --          --                       --          --       (1,210)       (1,210)
Stock options exercised
  and other....................         20          --         114                       --          --           --           114
Dividends paid to stockholders.         --          --          --                  (10,297)         --           --       (10,297)
                                    ------    --------  ----------                 --------   ---------     --------     ---------
Balance, September 30, 2000....     42,916    $    441  $  253,480                 $126,680   $  (5,948)    $(12,982)    $ 361,671
                                    ======    ========  ==========                 ========   =========     ========     =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)
                                                         Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
OPERATING ACTIVITIES:
  Net income......................................   $   41,558    $   41,085
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization................        6,933         5,939
     Accretion of bond discount, net..............          822         1,630
     Net realized investment (gains)..............         (191)         (426)
  Changes in:
     Insurance receivables........................        3,058         1,200
     Reserve for unearned premiums................        9,805        15,054
     Reserve for unpaid losses and loss
       adjustment expenses........................       11,312           172
     Deferred policy acquisition costs............       (8,433)       (9,838)
     Deferred income taxes, net...................        2,009         2,027
     Reinsurance and other payables to affiliates.        3,734         8,537
     Other assets and liabilities.................       (1,811)          978
                                                     ----------    ----------

       Net cash provided by operating activities..       68,796        66,358
                                                     ----------    ----------

INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases....................................      (92,226)     (154,212)
     Maturities...................................       56,783        31,195
     Sales........................................       16,461        98,267
  Purchases of equity securities..................      (15,809)      (15,145)
  Proceeds from the sale of equity securities.....        7,203           161
  Changes in short-term investments...............      (13,967)       (5,508)
  Acquisition of businesses, net of cash acquired            --        (5,900)
  Purchases of property and equipment.............       (3,635)       (3,870)
  Other, net......................................       (5,353)       (1,166)
                                                     ----------    ---------

       Net cash used in investing activities......      (50,543)      (56,178)
                                                     ----------    ----------

FINANCING ACTIVITIES:
  Principal payments on long-term debt............         (344)      (13,000)
  Proceeds from long-term debt....................           --         1,900
  Dividends to stockholders.......................      (10,297)      (10,585)
  Purchase of treasury stock......................       (1,210)         (473)
  Other...........................................           91            64
                                                     ----------    ----------

       Net cash used in financing activities......      (11,760)      (22,094)
                                                     ----------    ----------

Increase (Decrease) in cash.......................        6,493       (11,914)
Cash at beginning of period.......................        7,237        17,746
                                                     ----------    ----------
Cash at end of period.............................   $   13,730    $    5,832
                                                     ==========    ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest.....................................   $    5,604    $    4,853
     Income taxes.................................   $   17,250    $   13,800


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

2.   INVESTMENTS

     The estimated amortized cost and fair value of fixed income securities held by CNA Surety at September 30, 2000 and December 31, 1999, by investment category, were as follows (dollars in thousands):

                                                              Gross      Gross
                                            Amortized Cost  Unrealized  Unrealized  Estimated Fair
September 30, 2000                              or Cost        Gains      Losses        Value
------------------------------------------  --------------  ----------  ----------  --------------
Fixed income securities:
U.S. Treasury securities and
  obligations of U.S.
  Government and agencies:
     U.S. Treasury........................    $   19,747    $       88  $      (55)   $   19,780
     U.S. Agencies........................        52,765           400      (1,172)       51,993
     Collateralized mortgage obligations..         1,208            --         (16)        1,192
     Mortgage pass-through securities.....        50,649            41        (989)       49,701
Obligations of states and political
  subdivisions............................       224,410         2,092      (5,456)      221,046
Corporate bonds...........................        46,836           167      (2,634)       44,369
Non-agency collateralized mortgage
  obligations.............................        12,970            31        (206)       12,795
Other asset-backed securities:
  Second mortgages/home equity loans......        15,314            19        (168)       15,165
  Credit card receivables.................        10,522             2        (185)       10,339
  Manufactured housing....................         7,879            78        (293)        7,664
  Other...................................         1,297            32          (4)        1,325
Redeemable preferred stock................         8,964           208          --         9,172
                                              ----------    ----------  ----------    ----------
     Total fixed income securities........       452,561         3,158     (11,178)      444,541

Equity securities.........................        34,699         3,905      (4,566)       34,038
                                              ----------    ----------  ----------    ----------
     Total................................    $  487,260    $    7,063  $  (15,744)   $  478,579
                                              ==========    ==========  ==========    ==========


                                                              Gross      Gross
                                            Amortized Cost  Unrealized  Unrealized  Estimated Fair
December 31, 1999                               or Cost        Gains      Losses        Value
------------------------------------------  --------------  ----------  ----------  --------------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
     U. S. Treasury.......................    $   17,575    $        6  $     (129)   $   17,452
     U.S. Agencies........................        49,786            58      (1,764)       48,080
     Collateralized mortgage obligations..         2,123             3         (10)        2,116
     Mortgage pass-through securities.....        46,701            --      (1,610)       45,091
Obligations of states and political
  subdivisions............................       229,499            56     (11,402)      218,153
Corporate bonds...........................        43,395             3      (2,934)       40,464
Non-agency collateralized mortgage
  obligations.............................        12,845            --        (278)       12,567
Other asset-backed securities:
  Second mortgages/home equity loans......        19,041            16        (237)       18,820
  Credit card receivables.................         8,101             1        (323)        7,779
  Other...................................         7,624             2        (192)        7,434
                                              ----------    ----------  -----------   ----------
     Total fixed income securities........       436,690           145     (18,879)      417,956

Equity securities.........................        23,968         3,274      (1,345)       25,897
                                              ----------    ----------  ----------    ----------
     Total................................    $  460,658    $    3,419  $  (20,224)   $  443,853
                                              ==========    ==========  ==========    ==========


3.   REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                       Nine Months Ended September 30,
                                ----------------------------------------------
                                        2000                    1999
                                ---------------------   ----------------------
                                 Written      Earned     Written      Earned
                                ---------   ---------   ---------   ----------

Direct........................  $  87,174   $  80,740   $  82,453   $   76,982
Assumed from affiliates.......    155,250     154,611     147,970      137,743
Ceded.........................     (9,709)    (10,569)     (5,920)      (5,158)
                                ---------   ---------   ---------   ----------
                                $ 232,715   $ 224,782   $ 224,503   $  209,567
                                =========   =========   =========   ==========


     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses was as follows (dollars in thousands):

                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                          2000         1999
                                                        ---------   ----------

Gross loss and loss adjustment expenses..............   $  77,126   $   39,063
Ceded amounts........................................     (38,183)      (5,944)
                                                        ---------   ----------
Net loss and loss adjustment expenses................   $  38,943   $   33,119
                                                        =========   ==========

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

     The Company postponed its Annual Meeting of Shareholders which was originally scheduled for May 16, 2000. The Annual Meeting of Shareholders was postponed pending the outcome of CCC's proposed tender offer. The Annual Meeting of Shareholders was held on August 15, 2000.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

     The following is a discussion and analysis of CNA Surety Corporation ("CNA Surety" or the "Company") and its insurance subsidiaries' operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements of CNA Surety and notes thereto.

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

     Pursuant to a reorganization agreement, CCC Surety Operations and Capsure merged their respective operations at the close of business on September 30, 1997 ("Merger Date"). CNAF, through its property and casualty subsidiaries, CCC and CIC, contributed $52.25 million of capital to CNA Surety. Through reinsurance agreements, CCC and CIC ceded to Western Surety all of their net unearned premiums and loss and loss adjustment expense reserves, as of the Merger Date, and will cede to Western Surety all surety business written or renewed by CCC and CIC for a period of five years thereafter. Further, CCC and CIC have agreed to assume the obligation for any adverse development on recorded reserves for CCC Surety Operations as of the Merger Date, to limit the loss ratio on certain defined business written by CNA Surety through December 31, 2000, and to provide certain additional excess of loss reinsurance. CCC also agreed to provide certain administrative services at specified rates, subject to inflationary increases, for three years after the Merger, if CNA Surety chooses to purchase such services. Management anticipates that the Administrative Services Agreement that expired on September 30, 2000 and was subsequently extended through December 31, 2000 will be renewed on similar terms and conditions as the current arrangement.

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

BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 38,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and CIC, small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; international surety and credit insurance; and errors and omissions ("E&O") liability insurance. Western Surety is a licensed insurer in all 50 states and the District of Columbia. USA is licensed in 44 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), is licensed in 24 states.

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

RESULTS OF OPERATIONS

     CNA SURETY RESULTS FOR THREE- AND NINE- MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     The components of net income for the Company for the three and nine months ended September 30, 2000 and 1999 are summarized as follows (dollars in thousands, except per share amounts):

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                ---------------------   ----------------------
                                   2000        1999        2000        1999
                                ---------   ---------   ---------   ----------


     Total revenues...........  $  80,930   $  78,402   $ 246,869   $  228,893
                                =========   =========   =========   ==========

     Underwriting income......  $  15,533   $  19,901   $  50,681   $   51,971
     Net investment income....      7,428       6,387      21,896       18,900
     Net realized investment
      gains (losses)..........        (39)          6         191          426
     Interest expense.........      1,809       1,464       5,159        4,284
     Non-recurring charge.....         --          --         500           --
     Amortization of
      intangible assets.......      1,525       1,508       4,573        4,458
                                ---------   ---------   ---------   ----------
     Income before income
      taxes...................     19,588      23,322      62,536       62,555
     Income taxes.............      6,250       8,118      20,978       21,470
                                ---------   ---------   ---------   ----------
     Net income...............  $  13,338   $  15,204   $  41,558   $   41,085
                                =========   =========   =========   ==========

     Net income per share.....  $    0.31   $    0.34   $    0.97   $     0.93
                                =========   =========   =========   ==========

     Insurance Underwriting

     Underwriting results for the Company for the three and nine months ended September 30, 2000 and 1999 are summarized in the following table (dollars in thousands):

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                ---------------------   ----------------------
                                  2000        1999         2000        1999
                                ---------   ---------   ---------   ----------

     Gross written premiums...  $  79,393   $  80,718   $ 242,424   $  230,423
                                =========   =========   =========   ==========

     Net written premiums.....  $  75,126   $  78,968   $ 232,715   $  224,503
                                =========   =========   =========   ==========

     Net earned premiums......  $  73,541   $  72,009   $ 224,782   $  209,567
     Net losses and loss
      adjustment expenses.....     11,683       9,447      38,943       33,119
     Net commissions,
      brokerage and other.....     46,325      42,661     135,158      124,477
                                ---------   ---------   ---------   ----------
     Underwriting income......  $  15,533   $  19,901   $  50,681   $   51,971
                                =========   =========   =========   ==========

     Loss ratio...............       15.9%       13.1%       17.3%        15.8%
     Expense ratio............       63.0        59.3        60.2         59.4
                                ---------   ---------   ---------   ----------
     Combined ratio...........       78.9%       72.4%       77.5%        75.2%
                                =========   =========   =========   ==========

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

     Gross written premiums are shown in the table below (dollars in thousands):

                                 Three Months Ended       Nine Months Ended
                                   September 30,             September 30,
                                ---------------------   ----------------------
                                  2000        1999        2000        1999
                                ---------   ---------   ---------   ----------

     Contract.................  $  43,512   $  43,835   $ 123,079   $  113,552
     Commercial...............     29,446      30,680      98,932       96,947
     Fidelity and other.......      6,435       6,203      20,413       19,924
                                ---------   ---------   ---------   ----------
                                $  79,393   $  80,718   $ 242,424   $  230,423
                                =========   =========   =========   ==========

     Gross written premiums decreased 1.6%, or $1.3 million, for the three months ended September 30, 2000 over the comparable period in 1999. This decrease in third quarter gross production reflects an estimated $3.0 million reduction in commercial surety associated with the decision by CNA Reinsurance Company, Limited (London) ("CNA Re") to discontinue writing assumed international credit and surety business. Excluding international reinsurance business assumed from CNA Re, gross written premiums increased 2.2%, or $1.7 million, to $79.4 million. Commercial surety, excluding international reinsurance business assumed from CNA Re, increased 6.4%, or $1.8 million, for the three months ended September 30, 2000, primarily due to increased writings of small commercial products. Contract surety gross written premiums decreased 0.7%, or $0.3 million, as compared to 1999. This decrease reflects a slower pace of public construction spending and new contract awards in the quarter. Fidelity and other products increased 3.7% to $6.4 million for the three months ended September 30, 2000 as compared to the same period in 1999.

     Gross written premiums for the first nine months of 2000 increased 5.2%, or $12.0 million, compared to the same period in 1999. Contract surety accounted for the majority of this increase with growth of 8.4%, or $9.5 million, in gross written premiums as compared to 1999. This increase reflects generally favorable economic conditions for public construction in the first half of the year. The highway/bridge sector has shown particular strength in new account and bid activity since the United States Congressional passage of the Transportation Equity Act for the 21st Century ("TEA-21"). TEA-21 authorizes a 40% increase in total federal funding for highway and transit systems to over $200 billion in the six year period from 1998 to 2004. Excluding international reinsurance business assumed from CNA Re, gross written premiums increased 6.4% to $236.4 million for the first nine months of 2000. Assumed international surety and credit business from CNA Re for the nine months ended September 30, 2000 decreased to $6.0 million from $8.3 million in 1999 due to CNA Re's decision to discontinue this line. Gross written premiums for commercial surety, excluding international reinsurance business assumed from CNA Re, increased 4.8%, or $4.2 million, for the nine months ended September 30, 2000, primarily due to increased writings of small commercial products. Fidelity and other products increased 2.5% to $20.4 million for the nine months ended September 30, 2000 as compared to the same period in 1999.

     Net written premiums are shown in the table below (dollars in thousands):

                                Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                              -----------------------   ----------------------
                                 2000         1999         2000        1999
                              -----------   ---------   ---------   ----------

     Contract.................  $  39,630   $  42,469   $ 114,106   $  109,966
     Commercial...............     29,058      30,722      97,727       96,117
     Fidelity and other.......      6,438       5,777      20,882       18,420
                                ---------   ---------   ---------   ----------
                                $  75,126   $  78,968   $ 232,715   $  224,503
                                =========   =========   =========   ==========

     For the three months ended September 30, 2000, net written premiums decreased 4.9%, or $3.8 million, over the comparable period in 1999 primarily due to higher reinsurance costs and the previously mentioned impact of CNA Re's decision to discontinue writing assumed international credit and surety business. The reinsurance rate used to compute ceded premiums is based upon reinsurers' loss experience under the Company's surety excess of loss reinsurance contract. Due to increased claims reported to reinsurers through June 30, 2000 ceded premiums increased $2.5 million to $4.3 million in the third quarter. Net written premiums decreased 6.7%, or $2.8 million, for the contract surety business. Commercial surety net written premiums decreased 5.4%, or $1.7 million for the three months ended September 30, 2000. The fidelity and other products increased 11.4%, or $0.7 million, for the third quarter in 2000 as compared to the same period in 1999. This increase is primarily due to the cancellation of reinsurance for other products as of September 30, 1999 that increased the Company's retention rate on this business from 20% to 100%.

     For the first nine months of 2000, net written premiums increased 3.7%, or $8.2 million, over the comparable period in 1999 with contract surety and commercial surety up 3.8% and 1.7%, respectively. The fidelity and other book of business increased 13.4%, or $2.5 million, for the nine months ended September 30, 2000 as compared to the same period in 1999.

     In the second half of calendar year 1999, the Company experienced an increase in claim severity in the most recent accident years, primarily with respect to large commercial risks. As a result of this increase in large loss activity where the Company cedes loss amounts in excess of $5 million per principal under its excess of loss reinsurance program, CNA Surety is paying higher costs for reinsurance. The increase in reinsurance costs reduced net earned premiums in the third quarter of 2000 by approximately $2.4 million. Assuming a return to more normal loss experience going forward, the Company's reinsurance costs are not expected to return to historical levels until mid-year of 2001. The expected increase in reinsurance costs will have an adverse impact on the Company's future results of operations.

     Underwriting Income

     Underwriting income decreased 22.0% to $15.5 million for the three months ended September 30, 2000 compared to the same period in 1999 primarily reflecting the impact of increased reinsurance costs on net earned premium and lower net favorable loss reserve development during the third quarter of 2000. Underwriting income decreased 2.5% to $50.7 million for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to lower net favorable loss reserve development. The nine month period to period change in underwriting income reflects a 7.3% increase in earned premiums offset by a 17.6% increase in net losses and loss adjustment expenses.

     Loss Ratio

     The loss ratios for the three months ended September 30, 2000 and 1999 were 15.9% and 13.1%, respectively. The loss ratios included $2.9 million and $4.7 million of net favorable reserve development for the three months ended September 30, 2000 and 1999, respectively. Excluding the impact of the favorable reserve development, the loss ratios would have been 19.8% and 19.7% for the three month periods ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the loss ratios were 17.3% and 15.8%, respectively. The loss ratios included $6.8 million and $8.8 million of net favorable reserve development for the nine months ended September 30, 2000 and 1999, respectively. Excluding the impact of the favorable reserve development, the loss ratios would have been 20.3% and 20.0% for the nine month periods ended September 30, 2000 and 1999, respectively.

     The net favorable development taken in 2000 reflects on-going positive loss trends primarily with respect to accident years prior to 1997 partially offset by adverse development in more recent years. These reserve developments also primarily relate to surety business assumed from CCC and CIC. Approximately $2.0 million of the net favorable loss reserve development of $2.9 million taken in the third quarter and approximately $6.0 million of the $8.9 million in net favorable development taken for the first nine months of 2000 relates to business assumed from CCC and CIC. The adverse loss reserve development in more recent accident years primarily relates to increased severity in large commercial risks. The surety business assumed from CCC and CIC is subject to an aggregate stop loss reinsurance contract between CCC and the Company that limits the Company's accident year net loss ratio on this business to 24% for accident years 1997 (October 1, 1997 to December 31, 1997), 1998, 1999 and 2000. The
third quarter reserve strengthening for the 1998 and 1999 accident years brought the estimated accident year net loss ratios to 23.8% and 23.6%, respectively. The increase in the adjusted loss ratio in 2000 relates primarily to changes in business mix to a higher proportion of contract surety business which carries a higher accident year loss ratio and increased retentions on agent E&O business.

     Expense Ratio

     The expense ratio increased to 63.0% for the three months ended September 30, 2000 compared to 59.3% for the same period in 1999. For the nine months ended September 30, 2000, the expense ratio increased to 60.2% from 59.4% for the same period in 1999. The increase in expense ratios for the quarter and nine months ended September primarily reflects the impact of higher reinsurance costs on net earned premiums. The Company is working to offset higher reinsurance costs and softness in certain markets with continued productivity improvements and operating efficiencies.

     Investment Income

     For the three months ended September 30, 2000, net investment income increased 16.3% to $7.4 million from $6.4 million for the same period in 1999. The increase in investment income for the three months ended September 30, 2000 reflects higher average invested assets and higher interest rates. The average pretax yield was 5.6% and 5.1% for the three months ended September 30, 2000 and 1999, respectively. Net investment income for the nine months ended September 30, 2000 increased 15.9% to $21.9 million from $18.9 million for the same period in 1999. The average pretax yields were 5.6% and 5.1% for the nine months ended September 30, 2000 and 1999, respectively.

     Net realized investment gains (losses) were minimal for the three months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000, net realized investment gains were $0.2 million compared to $0.4 million for the same period in 1999.

     Analysis of Other Operations

     Amortization expense was $1.5 million for the three months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000 and 1999, amortization of intangibles was $4.6 million and

$4.5 million, respectively. Intangible assets represent goodwill and identified intangibles primarily arising from the acquisition of Capsure and goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC. Intangible assets are generally amortized over 30 years.

     Interest expense increased 23.6% for the third quarter of 2000 as compared to the same period in 1999, primarily due to higher interest rates. Average debt outstanding was $101.7 million for the third quarter in 2000 compared to $101.3 million in the third quarter of 1999. The weighted average interest rate for the three months ended September 30, 2000 was 6.8% compared to 5.4% for the same period in 1999. Interest expense increased 20.4% for the first nine months of 2000 as compared to the same period in 1999. Average debt outstanding was $101.8 million for the first nine months in 2000 compared to $104.3 million in the first nine months of 1999. The weighted average interest rate for the nine months ended September 30, 2000 was 6.5% compared to 5.3% for the same period in 1999.

     During the first nine months of 2000, CNA Surety incurred a $0.3 million non-recurring charge, after applicable income taxes, or $0.01 per share, for costs incurred with respect to the proposed tender offer by CNAF.

     Income Taxes

     Income tax expense was $6.3 million and $8.1 million and the effective income tax rates were 31.9% and 34.8% for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, income tax expense was $21.0 million and $21.5 million and the effective income tax rates were 33.6% and 34.3%, respectively.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including income tax sharing payments of its insurance subsidiaries. At September 30, 2000, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $444.5 million of fixed income securities, $34.0 million of equity securities, $20.2 million of short-term investments, $5.1 million of other investments and $12.3 million of cash. At December 31, 1999, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $418.0 million of fixed income securities, $25.9 million of equity securities, $31.4 million of short-term investments, $5.3 million of other investments and $5.8 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses and pay dividends to stockholders. At September 30, 2000, the parent company's invested assets consisted of $37.2 million of short-term investments and $1.5 million of cash. At December 31, 1999, the parent company's invested assets consisted of $11.6 million of short-term investments and $1.4 million of cash.

     The Company's consolidated net cash flow provided by operating activities was $68.8 million for the nine months ended September 30, 2000 and $66.4 million for the comparable period in 1999.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of up to $130 million. CNA Surety borrowed $105 million as of September 30, 1997 and used the proceeds to retire the existing Capsure debt of approximately $54 million and to make a $50 million capital contribution to Western Surety. On October 6, 1997, CNA Surety borrowed an additional $13 million to pay the $10.6 million closing dividend to Capsure stockholders and other merger-related costs. As of September 30, 2000, CNA Surety has repaid $18 million of this debt and has unused capacity under the revolver of approximately $30 million.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or nine months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, varies based on CNA Surety's leverage ratio (debt to total capitalization) and ranges from 0.25% to 0.40%. As of September 30, 2000, the weighted average interest rate was 6.8% on the $100.0 million of outstanding borrowings. As of December 31, 1999, the weighted average interest rate was 6.4% on the $100.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of September 30, 2000, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances after five years with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

     During 1999, CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. As of September 30, 2000, the outstanding balance of this promissory note was $1.6 million.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2000 is based on statutory surplus and income at and for the year ended December 31, 1999. Without prior regulatory approval in 2000, CNA Surety's insurance subsidiaries may pay stockholder dividends of up to $60.5 million in the aggregate. CNA Surety received $35.0 million in dividends from its insurance subsidiaries during the first nine months of 2000 and $20.0 million in the first nine months of 1999.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability, as calculated in accordance with the Internal Revenue Code of 1986 (the "Code") as amended. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $21.3 million for the nine months ended September 30, 2000 and $20.7 million for the same period in 1999.

     CNA Surety management believes that it will have sufficient available resources to meet its present capital needs.

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 was subsequently amended by SFAS No. 137, which delayed the effective date by one year, and SFAS No. 138, which clarified four areas which were causing difficulties in implementation. SFAS No. 133 requires the recognition of all derivative financial instruments, including embedded derivative instruments, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. A derivative that does not qualify as a hedge will be marked to fair value through earnings.

     The Company is required to adopt FAS 133 effective January 1, 2001. The transition adjustments resulting from adoption must be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on current facts and circumstances, adoption of FAS 133 will not have a material impact on total equity of the Company. It is estimated that the adoption will not result in a material impact upon earnings. This estimate is based on the Company's current derivative holdings and hedging strategies. Changes therein, or changes in financial market conditions, during the fourth quarter could result in changes in the transition adjustment estimates.

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

           At the Annual Meeting of Shareholders of CNA Surety Corporation held on August 15, 2000, the Company's shareholders voted on the following proposals. The number of shares issued, outstanding and eligible to vote as of the record date of July 7, 2000 were 42,898,656. Proxies representing 40,405,493 shares or 94 percent of the eligible voting shares were tabulated.

           PROPOSAL I
           Election of Directors.

                                                Number of Shares/Votes

                                           For              Authority Withheld
           Giorgio Balzer                  38,015,059       2,390,434
           Philip H. Britt                 38,019,304       2,386,189
           Edward Dunlop                   38,019,304       2,386,189
           Melvin Gray                     38,019,308       2,386,185
           Joe P. Kirby                    40,386,394          19,099
           Roy E. Posner                   38,019,308       2,386,185
           Thomas F. Taylor                38,020,894       2,384,599
           Adrian M. Tocklin               38,019,308       2,386,185
           Mark C. Vonnahme                40,386,294          19,199

           PROPOSAL II
           To approve the CNA Surety Corporation Employee Stock Purchase Plan.

           For                             36,637,516
           Against                            820,878
           Abstain                             52,708
           No Vote                          2,894,391

                     CNA SURETY CORPORATION AND SUBSIDIARIES

           PROPOSAL III
           To ratify the Board of Directors' appointment of the Company's independent auditors, Deloitte & Touche LLP for fiscal year 2000.

           For                             40,269,292
           Against                             97,046
           Abstain                             39,155



ITEM 5.    Other Information   -   None.

ITEM 6.    Exhibits and Reports on Form 8-K:
           (a)  Exhibits:
                27. Financial Data Schedule.

           (b)  Reports on Form 8-K:
                August 11, 2000; CNA Surety Corporation Press Release issued on August 7, 2000.

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









Date:  November 10, 2000