Form 10-K
period 2000-12-31
CNA SURETY CORP
filed 2001-03-26
CIK 1044566

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER: 1-13277
                            ----------------------------

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

     The aggregate market value of voting stock held by nonaffiliates was $198.4 million based upon the closing price of $12.97 per share on March 9, 2001, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

     At March 9, 2001, 42,723,758 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the CNA Surety Corporation 2000 Annual Report to Shareholders are incorporated by reference into Part II of this report.

     Portions of the CNA Surety Corporation Proxy Statement prepared for the 2001 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I
 Item 1.      Business....................................................      3
              General.....................................................      3
              Formation of CNA Surety and Merger..........................      3
              Proposed Tender Offer.......................................      3
              Description of Business.....................................      4
              Financial Strength Ratings..................................      4
              Product Information.........................................      4
              Marketing...................................................      7
              Underwriting................................................      8
              Competition.................................................      8
              Reinsurance.................................................      8
              Reserves for Unpaid Losses and Loss Adjustment Expenses.....      9
              Claims......................................................     11
              Asbestos and Environmental Claims...........................     11
              Regulation..................................................     12
              Investments.................................................     13
              Employees...................................................     13
 Item 2.      Properties..................................................     13
 Item 3.      Legal Proceedings...........................................     14
 Item 4.      Submission of Matters to a Vote of Security Holders.........     14
PART II
 Item 5.      Market for the Registrant's Common Stock and Related
              Stockholder Matters.........................................     14
 Item 6.      Selected Financial Data.....................................     15
 Item 7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     16
 Item 7a.     Quantitative and Qualitative Discussions About Market
              Risk........................................................     16
 Item 8.      Financial Statements and Supplementary Data.................     17
 Item 9.      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     17
PART III
 Item 10.     Directors and Executive Officers of the Registrant..........     18
 Item 11.     Executive Compensation......................................     18
 Item 12.     Security Ownership of Certain Beneficial Owners and
              Management..................................................     18
 Item 13.     Certain Relationships and Related Transactions..............     18
PART IV
 Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................     18

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                     PART I

ITEM 1. BUSINESS

GENERAL

     CNA Surety Corporation ("CNA Surety" or "Company") is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation with Capsure Holdings Corp.'s ("Capsure") insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with approximately an 8.4% market share (based upon 1999 A.M. Best written premium data). Its wide selection of products range from very small commercial bonds to large contract bonds.

FORMATION OF CNA SURETY AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corp. ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into CNA Surety Corporation ("CNA Surety" or the "Company"). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation owns approximately 87% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations ("Predecessor").

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

     As reported in CNAF public filings, CCC and other insurance subsidiaries of CNAF that own shares of CNA Surety may review their respective positions of CNA Surety shares from time to time and may acquire additional shares or dispose of shares depending upon market conditions or other factors existing at the time of such review, resulting in increases or decreases in their respective ownership positions.

DESCRIPTION OF BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 37,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and CIC, small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; international surety and credit insurance; and errors and omissions ("E&O") liability insurance. Western Surety is a licensed insurer in all 50 states and the District of Columbia. USA is licensed in 44 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), is licensed in 25 states and the District of Columbia.

FINANCIAL STRENGTH RATINGS

     A.M. BEST COMPANY, INC. ("A.M. BEST")

     Western Surety and USA are both currently rated A+ (Superior), by A.M. Best. An A+ (Superior) rating is assigned to those companies which A.M. Best believes have achieved superior overall performance when compared to the norms of the property and casualty insurance industry. A+ (Superior) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. Through intercompany reinsurance and related agreements, CNA Surety's customers will continue to have access to CCC's broader underwriting capacity. CCC is currently rated A by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to D (Poor) with A++ being highest.

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

PRODUCT INFORMATION

     According to the Surety Association of America ("SAA") industry estimates, approximately 80% of the $3.3 billion United States surety market is represented by bonds required by federal statutes, state laws, and local ordinances. These bonding requirements range from federal construction projects, where the contractor is required to post performance and payment bonds which guarantee performance of contracts to the government as well as payment of bills to subcontractors and suppliers, to license and permit bonds which guarantee compliance with legal requirements for business operations.

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

          International and Other: in 1997, CNA Surety expanded into the international surety and credit insurance market through a 50% U.S. dollar denominated quota share treaty with an affiliate of CCC, CNA Reinsurance Company, Limited (London) ("CNA Re"). In 2000, CNA Re made a mid-year decision to discontinue writing assumed international credit and surety business. Assumed international surety and credit business from CNA Re for the year ended December 31, 2000 decreased to $6.0 million from $11.3 million in 1999.

          CNA Surety also writes direct contract and commercial surety bonds for international risks. Such bonds are written to satisfy the international bond requirements of our domestic customers and for foreign clients.

          In December 2000, CNA Surety purchased an equity interest in De Montfort Insurance Company PLC, a United Kingdom-based insurance company, which specializes in providing surety bonds and credit insurance. The investment in De Montfort further supports CNA Surety's international growth strategy by enhancing the company's international distribution capabilities in the European surety marketplace.

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

     The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years (amounts in thousands, except average bond amounts):

                                                               GROSS WRITTEN PREMIUMS
                                        ---------------------------------------------------------------------
                                                      % OF                     % OF                     % OF
                                          2000        TOTAL        1999        TOTAL        1998        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................      $161,539       51.0%     $150,022       48.9%     $132,242       47.5%
Commercial:
  License and permit..............        79,114       25.0        80,413       26.2        66,394       23.9
  Judicial and fiduciary..........        25,669        8.1        29,485        9.6        26,557        9.5
  Public official.................        18,000        5.7        17,658        5.7        16,430        5.9
  International and other.........         5,773        1.8         2,946        1.0        11,665        4.2
                                        --------      -----      --------      -----      --------      -----
  Total commercial................       128,556       40.6       130,502       42.5       121,046       43.5
                                        --------      -----      --------      -----      --------      -----
Fidelity and other................        26,572        8.4        26,335        8.6        24,936        9.0
                                        --------      -----      --------      -----      --------      -----
                                        $316,667      100.0%     $306,859      100.0%     $278,224      100.0%
                                        ========      =====      ========      =====      ========      =====
Domestic..........................      $300,079       94.8%     $286,253       93.3%     $266,998       96.0%
International.....................        16,588        5.2        20,606        6.7        11,226        4.0
                                        --------      -----      --------      -----      --------      -----
                                        $316,667      100.0%     $306,859      100.0%     $278,224      100.0%
                                        ========      =====      ========      =====      ========      =====

                                                                NET WRITTEN PREMIUMS
                                        ---------------------------------------------------------------------
                                                      % OF                     % OF                     % OF
                                          2000        TOTAL        1999        TOTAL        1998        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................      $150,504       49.4%     $145,616       48.7%     $127,114       47.0%
Commercial........................       126,923       41.7       128,834       43.1       120,638       44.6
Fidelity and other................        27,041        8.9        24,537        8.2        22,850        8.4
                                        --------      -----      --------      -----      --------      -----
                                        $304,468      100.0%     $298,987      100.0%     $270,602      100.0%
                                        ========      =====      ========      =====      ========      =====
Domestic..........................      $289,049       94.9%     $280,463       93.8%     $260,506       96.3%
International.....................        15,419        5.1        18,524        6.2        10,096        3.7
                                        --------      -----      --------      -----      --------      -----
                                        $304,468      100.0%     $298,987      100.0%     $270,602      100.0%
                                        ========      =====      ========      =====      ========      =====

                                                           DOMESTIC BOND/POLICIES IN FORCE
                                        ---------------------------------------------------------------------
                                                      % OF                     % OF                     % OF
                                          2000        TOTAL        1999        TOTAL        1998        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................           217       10.2%          153        8.1%          200       11.1%
Commercial........................         1,498       70.2         1,368       72.2         1,276       70.7
Fidelity and other................           418       19.6           374       19.7           330       18.2
                                        --------      -----      --------      -----      --------      -----
                                           2,133      100.0%        1,895      100.0%        1,806      100.0%
                                        ========      =====      ========      =====      ========      =====
Average domestic bond
  penalty/policy limit(1).........      $ 31,190                 $ 32,224                 $ 29,377
                                        ========                 ========                 ========

-------------------------
(1) The average bond penalty is a measure of the average limit of liability associated with in force contract and commercial surety bonds at each reporting period.

     In 2000, no individual agency generated more than 1.3% of aggregate gross written premiums. Approximately $63.1 million, or 19.9%, of gross written premiums were generated from national insurance brokers in 2000 with the single largest national broker production comprising $22.8 million, or 7.2%, of gross written premiums.

MARKETING

     The Company principally markets its products in all 50 states, as well as the District of Columbia and Puerto Rico. Its products are marketed primarily through independent producers, including multi-line agents and brokers such as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CNA Surety enjoys broad national distribution of its products, which are marketed through approximately 37,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. In addition, the Company employs 59 full-time salaried marketing representatives to continually service its vast producer network. Relationships with these independent producers are maintained through the Company's 47 local branch offices.

     The following table sets forth the distribution of the domestic business of CNA Surety, by state based upon gross written premiums in each of the last three years:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                          2000       1999       1998
                                                          ----       ----       ----
Gross Written Premiums by State:
  Texas...............................................     11.7%      12.6%      13.1%
  California..........................................      8.1        8.4        7.4
  Florida.............................................      6.0        5.6        5.5
  New York............................................      5.1        4.8        4.5
  Illinois............................................      4.3        4.5        4.9
  Georgia.............................................      3.7        3.0        3.1
  Pennsylvania........................................      3.5        3.5        3.8
  Massachusetts.......................................      3.0        3.0        2.7
  Michigan............................................      3.0        3.0        3.2
  All Other...........................................     51.6       51.6       51.8
                                                          -----      -----      -----
     Total............................................    100.0%     100.0%     100.0%
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

     While a large portion of the commercial surety market is represented by small entities, CNA Surety also seeks to service the bonding needs of middle market and "Fortune 1000" firms, where a high level of technical and underwriting skill is required. These larger customers are sophisticated, professional buyers of commercial surety bonds who demand exceptional service and business expertise at a reasonable cost. CNA Surety maintains a specific underwriting staff in its Chicago home office and other underwriting centers across the country dedicated to the middle market and "Fortune 1000" market.

     CNA Surety's insurance subsidiaries direct their marketing to particular industries or classes of bonds on a broad basis. For instance, the Company maintains programs directed at notary bonds, mortgage broker compliance bonds and grain warehouse dealer bonds (protecting funds associated with grain storage).

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

COMPETITION

     The surety and fidelity market is highly competitive. According to 1999 data from A.M. Best, the U.S. market aggregates approximately $4.1 billion in direct written premiums, comprised of approximately $3.3 billion in surety premiums and approximately $0.8 billion in fidelity premiums. The large diversified insurance companies hold the largest market shares. For example, the 20 largest surety companies account for nearly 77% of the domestic surety market and 89% of the domestic fidelity market. In 1999, CNA Surety was the second largest surety provider with an 8.4% market share.

     Primary competitors of CNA Surety are approximately 20 national, multi-line companies participating in the surety market throughout the country. Management believes that its principal strengths are capacity, diverse product offerings, service and accessibility and long-term relationships with agents and accounts.

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

     For contract and commercial surety business an excess of loss reinsurance program is in effect. The Excess of Loss Contract provides the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provides $75 million of coverage in excess of the $55 million of coverage provided to the insurance subsidiaries by third party reinsurers, which is in turn in excess of the $5 million of coverage per principal to be retained by the CNA Surety insurance subsidiaries. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provides additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. The two Excess of Loss Contracts collectively provide coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. CCC is also obligated to act as a joint insurer, or "co-surety," for business covered by the Excess of Loss Contracts when requested by the CNA Surety insurance subsidiaries. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries pay to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The CNA Surety insurance subsidiaries paid $80,000 for all minimum quarterly premiums due for the Excess of Loss Contract and $20,000 in minimum quarterly premiums for the Second Excess of Loss Contract during the year ended December 31, 2000. There were no amounts due to CCC under the Excess of Loss Contract and Second Excess of Loss Contract as of December 31, 2000. Both Excess of Loss Contracts have been made effective immediately following the Merger Date and continue for a period of five years from the Merger Date.

     At December 31, 2000, CNA Surety's largest reinsurance receivable was approximately $13.3 million with a company rated A++ (Superior) by A.M. Best.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     CNA Surety's insurance subsidiaries employ generally accepted reserving approaches in establishing the estimated liability for unpaid losses and loss adjustment expenses that give consideration to the inherent difficulty and variability in the estimation process. In addition, CNA Surety utilizes an independent actuarial firm of national standing to conduct periodic reviews of loss reserving practices, and annually obtains actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of its principal insurance subsidiaries.

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

     A table is included in Note 8 to the Consolidated Financial Statements of the 2000 Annual Report to Shareholders which presents the activity in the reserves for unpaid losses and loss adjustment expenses for the Company and the Predecessor. This table highlights the impact of revisions to the estimated liability established in prior years.

     The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting principles ("SAP") for the year ended December 31, 2000 (dollars in thousands):

Net reserves at end of year, GAAP basis.....................    $134,298
Ceded reinsurance, net of salvage and subrogation...........      70,159
                                                                --------
Gross reserves at end of year, GAAP basis...................     204,457
Estimated salvage and subrogation recoverable (gross of
  reinsurance), not anticipated under SAP...................      18,153
Estimated reinsurance recoverable netted against gross
  reserves for SAP..........................................     (80,439)
                                                                --------
Gross reserves at end of year, SAP basis....................    $142,171
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

     The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The loss reserve development table reflects, on a pro forma basis, the reserves of the CCC Surety Operations and Capsure since 1990 and CIC since its acquisition in May of 1995. Such historical development is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety nor of future operating results.

                                                      AS OF DECEMBER 31,
                       --------------------------------------------------------------------------------
                        1990      1991      1992      1993      1994       1995       1996       1997
                        ----      ----      ----      ----      ----       ----       ----       ----
                                                    (DOLLARS IN THOUSANDS)
Net reserves for
  losses and loss
  adjustment
  expenses...........  $69,733   $60,425   $61,998   $64,627   $70,398   $147,911   $137,064   $122,725
Net Paid (Cumulative)
  as of:
  One year later.....   13,456    16,287    17,636    12,923    12,018     42,552      9,866     19,595
  Two years later....   22,330    24,295    25,854    19,671    18,149     43,179     20,171     30,775
  Three years
    later............   26,835    29,857    29,495    21,990    21,229     46,782     25,206     43,999
  Four years later...   31,591    31,273    30,582    23,070    22,313     48,960     32,918         --
  Five years later...   32,133    31,909    30,817    23,864    24,776     56,891         --         --
  Six years later....   32,352    32,354    32,150    24,706    24,102         --         --         --
  Seven years
    later............   32,993    32,419    32,811    23,180        --         --         --         --
  Eight years
    later............   33,033    34,344    31,126        --        --         --         --         --
  Nine years later...   34,805    32,456        --        --        --         --         --         --
  Ten years later....   32,610        --        --        --        --         --         --         --
Net Reserves
  Re-estimated as of:
  End of initial
    year.............   69,733    60,425    61,998    64,627    70,398    147,911    137,064    122,725
  One year later.....   50,822    58,644    58,603    54,568    51,471    132,267     96,178    118,373
  Two years later....   51,330    51,511    54,585    44,749    44,135    103,466     90,796    102,304
  Three years
    later............   46,439    46,826    47,911    38,972    38,829    101,745     77,086     87,321
  Four years later...   42,946    42,212    42,542    28,094    38,628     89,348     62,217         --
  Five years later...   40,747    39,945    33,699    30,335    31,362     77,477         --         --
  Six years later....   38,131    36,164    37,188    27,842    27,327         --         --         --
  Seven years
    later............   36,179    37,695    34,966    26,010        --         --         --         --
  Eight years
    later............   37,853    37,014    31,672        --        --         --         --         --
  Nine years later...   37,252    33,749        --        --        --         --         --         --
  Ten years later....   33,941        --        --        --        --         --         --         --
                       =======   =======   =======   =======   =======   ========   ========   ========
Total net
  (deficiency)
  redundancy.........  $35,792   $26,676   $30,326   $38,617   $43,071   $ 70,434   $ 74,847   $ 35,404
                       =======   =======   =======   =======   =======   ========   ========   ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original
  estimate...........     51.3%     44.1%     48.9%     59.8%     61.2%      47.6%      54.6%      28.8%
                       =======   =======   =======   =======   =======   ========   ========   ========

                             AS OF DECEMBER 31,
                       ------------------------------
                         1998       1999       2000
                         ----       ----       ----
                           (DOLLARS IN THOUSANDS)
Net reserves for
  losses and loss
  adjustment
  expenses...........  $142,034   $137,469   $134,298
Net Paid (Cumulative)
  as of:
  One year later.....    32,428     35,825         --
  Two years later....    52,524         --         --
  Three years
    later............        --         --         --
  Four years later...        --         --         --
  Five years later...        --         --         --
  Six years later....        --         --         --
  Seven years
    later............        --         --         --
  Eight years
    later............        --         --         --
  Nine years later...        --         --         --
  Ten years later....        --         --         --
Net Reserves
  Re-estimated as of:
  End of initial
    year.............   142,034    137,469    134,298
  One year later.....   128,949    130,376         --
  Two years later....   114,605         --         --
  Three years
    later............        --         --         --
  Four years later...        --         --         --
  Five years later...        --         --         --
  Six years later....        --         --         --
  Seven years
    later............        --         --         --
  Eight years
    later............        --         --         --
  Nine years later...        --         --         --
  Ten years later....        --         --         --
                       ========   ========   ========
Total net
  (deficiency)
  redundancy.........  $ 27,429   $  7,093   $     --
                       ========   ========   ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original
  estimate...........      19.3%       5.2%        --
                       ========   ========   ========

CLAIMS

     Proactive claims management is an important factor for the profitable underwriting of surety and fidelity products. The Company maintains an experienced and dedicated staff of in-house claim specialists. Claim handling is performed in two locations -- Chicago and Sioux Falls. The disposition of claims and other claim-related activity is done in accordance with established policies, procedures and expense controls designed to minimize loss costs and maximize salvage and subrogation recoveries. Indemnity and subrogation rights exist on a significant portion of the business written, enabling the Company to pursue loss recovery from the principal.

ASBESTOS AND ENVIRONMENTAL CLAIMS

     The Company does not typically bond contractors that specialize in hazardous environmental remediation work. The Company does however bond several accounts that have incidental environmental exposure with respect to which the Company provides bonding programs. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. The company also provides court and other surety bonds for large corporations wherein the underlying action involves environmental related issues. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights in the completion of a defaulted project or through salvage recovery.

     Any claim notices that are received are reported and handled in the regular course of claim handling. The company estimates its net case incurred losses on known claims of this nature to be $9.1 million as of December 31, 2000.

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

     Western Surety is domiciled in South Dakota and licensed in all 50 states and the District of Columbia. SBCA is domiciled in South Dakota and licensed in 25 states and the District of Columbia. USA is domiciled in Texas and licensed in 44 states and the District of Columbia.

     Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the Consolidated Financial Statements of the 2000 Annual Report to Shareholders. Without prior regulatory approval in 2001, CNA Surety's insurance subsidiaries may pay stockholder dividends of $60.2 million in the aggregate. For the year ended December 31, 2000, CNA Surety received $56.5 million in dividends from its insurance subsidiaries.

     In March of 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codifiction"). Codification, which intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001.

     However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNA Surety's insurance subsidiaries conduct business will require adoption of Codification for the preparation of statutory financial statements effective January 1, 2001. The Company estimates that the adoption of Codification will increase statutory capital and surplus as of January 1, 2001 by approximately $21.9 million.

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

     Certain states in which CNA Surety's insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety's results of operations in 2000.

     Western Surety and USA each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. The underwriting limitations of Western Surety and USA, based on each insurer's statutory surplus, are currently $17.3 million and $1.6 million, respectively. Through intercompany reinsurance and related agreements with CCC, CNA Surety has access to CCC's $588.1 million U.S. Department of Treasury underwriting limitation.

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

     An investment committee of CNA Surety's Board of Directors establishes investment policy and oversees the management of each portfolio. A professional independent investment adviser has been engaged to assist in the management of each insurance subsidiary investment portfolio pursuant to established investment committee guidelines. The insurance subsidiaries pay an advisory fee based on the market value of the assets under management.

EMPLOYEES

     As of December 31, 2000, the Company employed 817 persons. CNA Surety has not experienced any work stoppages. Management of CNA Surety believes its relations with its employees are good.

ITEM 2. PROPERTIES

     CNA Surety leases its executive offices and its shared branch locations with CCC under an Administrative Services Agreement. CNA Surety currently uses approximately 116,000 square feet and related personal property at 39 branch locations and its home and executive offices (24,800 square feet), in Chicago, Illinois. CNA Surety's annual rent for this space is approximately $2.3 million. CNA Surety may terminate its use of these locations as set forth in the Administrative Services Agreement, without penalty, by providing CCC with 30 days written notice.

     CNA Surety leases office space for its primary processing and service center at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2012. CNA Surety's office space, consisting of approximately 82,900 square feet, is leased from a partnership in which the Company owns a 50% interest. The annual rent, which is subject to annual adjustments, was $1.5 million as of December 31, 2000. CNA Surety also leases space for large contract and commercial branch offices in Dallas, Texas and New York, New York. Annual rent for these offices was $0.3 million with leases terminating in 2004 and 2007, respectively. CNA Surety leases office space for its small and specialty contract home office at 950 Echo Lane, Suite 250, Houston, Texas, under a lease terminating in 2001 with an annual rent of $0.3 million. The Company also leases space for one small and specialty contract branch office for an additional annual rent of approximately $0.1 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") trades on the New York Stock Exchange under the symbol SUR. On March 9, 2001, the last reported sale price for the Common Stock was $12.97 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 2000 and 1999.

                                                                 HIGH      LOW
                                                                 ----      ---
2000
1st Quarter.................................................    $14.50    $10.50
2nd Quarter.................................................    $14.94    $10.75
3rd Quarter.................................................    $12.25    $10.38
4th Quarter.................................................    $14.50    $11.00
1999
1st Quarter.................................................    $16.00    $10.19
2nd Quarter.................................................    $15.56    $12.31
3rd Quarter.................................................    $15.50    $12.13
4th Quarter.................................................    $13.00    $ 9.75

     The number of stockholders of record of Common Stock on March 9, 2001, was approximately 944.

DIVIDENDS

     Effective March 6, 2001, the Company's quarterly dividend rate was raised to 9 cents per share or 36 cents on an annual basis. The declaration and payment of dividends to holders of Common Stock, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including CNA Surety's financial condition, operating characteristics, projected earnings and growth, capital requirements of its insurance subsidiaries, debt service obligations and such other factors as the Board deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial information has been derived from the Consolidated Financial Statements and Notes thereto which appear in the 2000 Annual Report to Shareholders and are incorporated herein by reference.

     CNA Surety Corporation is a holding company for the combined surety business of CNAF and Capsure. Pursuant to a reorganization agreement, CNAF and Capsure merged their respective operations at the close of business on September 30, 1997. The surety operations of CNAF are referred to as CCC Surety Operations ("Predecessor"). For a more detailed description of the merger transactions and their effects on the Company's financial data, see the Consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2000 Annual Report to Shareholders which are incorporated herein by reference.

     The following information presented for CNA Surety is for the years ended December 31, 2000, 1999 and 1998 and the period from September 30, 1997 (date of inception) through December 31, 1997 and as of December 31, 2000, 1999, 1998 and 1997. Selected financial data of the Predecessor is presented on the following page.

                                                          2000         1999         1998         1997
                                                          ----         ----         ----         ----
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues(1)...................................    $332,273     $309,405     $283,840     $ 71,284
                                                        ========     ========     ========     ========
Gross written premiums..............................    $316,667     $306,859     $278,224     $ 72,755
                                                        ========     ========     ========     ========
Net written premiums................................    $304,468     $298,987     $270,602     $ 73,989
                                                        ========     ========     ========     ========
Net earned premiums.................................    $301,819     $283,540     $258,737     $ 65,433
                                                        ========     ========     ========     ========
Underwriting income(2)..............................    $ 64,481     $ 71,894     $ 61,773     $ 15,086
Net investment income...............................      29,897       25,850       24,259        5,766
Net realized investment gains.......................         557           15          844           85
Interest expense....................................       6,956        5,846        7,218        1,831
Non-recurring charges...............................         500           --           --           --
Amortization of intangible assets...................       6,097        5,982        5,900        1,447
                                                        --------     --------     --------     --------
Income before income taxes..........................      81,382       85,931       73,758       17,659
Income taxes........................................      27,780       29,433       28,243        6,663
                                                        --------     --------     --------     --------
Net income..........................................    $ 53,602     $ 56,498     $ 45,515     $ 10,996
                                                        ========     ========     ========     ========
Basic and diluted earnings per common share.........    $   1.25     $   1.28     $   1.04     $   0.25
                                                        ========     ========     ========     ========
Loss ratio(2).......................................        18.4%        15.7%        17.4%        18.5%
Expense ratio.......................................        60.2         58.9         58.7         58.4
                                                        --------     --------     --------     --------
Combined ratio(2)...................................        78.6%        74.6%        76.1%        76.9%
                                                        ========     ========     ========     ========
Invested assets and cash............................    $555,975     $499,400     $505,355     $419,667
Intangible assets, net of amortization..............     149,882      155,980      156,062      161,962
Total assets........................................     950,568      851,575      819,370      725,131
Insurance reserves..................................     406,636      357,233      333,728      302,168
Debt................................................     101,556      101,900      113,000      118,000
Total liabilities...................................     576,536      525,271      509,473      468,399
Stockholders' equity................................     374,032      326,304      309,897      256,732
Book value per share................................    $   8.76     $   7.59     $   7.03     $   5.93
Dividends paid per share............................    $   0.32     $   0.32     $   0.08     $     --

-------------------------
(1) Includes investment income and investment gains for CNA Surety for the year ended December 31, 2000, 1999 and 1998 and for the period from September 30, 1997 (date of inception) through December 31, 1997.

(2) Includes the effect of recording revisions of prior year reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions, all of which were favorable, were $7,093, or 2.4%, for the year ended December 31, 2000, $13,085, or 4.6%, for the year ended December 31, 1999 and $4,352, or 1.7%, for the year ended December 31, 1998 and $647, or 1.0%, for the period from September 30, 1997 (date of inception) through December 31, 1997.

     The following information of the Predecessor is presented for the three months ended December 31, 1996, for the nine months ended September 30, 1997 and 1996 and for the year ended December 31, 1996. The selected financial information of the Predecessor does not include data with respect to assets, liabilities (other than insurance reserves) and equity because CNAF did not customarily allocate the investment portfolio or equity of its operating subsidiaries to its business units like CCC Surety Operations.

                                                       THREE       NINE MONTHS ENDED          YEAR
                                                       MONTHS        SEPTEMBER 30,           ENDED
                                                       ENDED      --------------------    DECEMBER 31,
                                                      12/31/96      1997        1996          1996
                                                      --------      ----        ----      ------------
                                                                   (DOLLARS IN THOUSANDS)
Gross written premiums............................    $ 40,654    $116,075    $114,554      $155,208
                                                      ========    ========    ========      ========
Net written premiums..............................    $ 37,641    $108,630    $106,263      $143,904
                                                      ========    ========    ========      ========
Net earned premiums...............................    $ 36,767    $108,564    $112,302      $149,069
Net loss and LAE(1)...............................       9,394     (11,516)     23,612        33,006
Amortization of deferred policy acquisition
  costs(2)........................................      16,665      48,075      49,717        66,382
Other direct expenses.............................       4,631      10,173       8,637        13,268
Policyholders' dividends..........................         324       1,426       1,641         1,965
                                                      --------    --------    --------      --------
Excess of net earned premiums over direct
  operating expenses before income taxes(1)(2)....    $  5,753    $ 60,406    $ 28,695      $ 34,448
                                                      ========    ========    ========      ========
Loss ratio(1).....................................        25.6%      (10.6)%      21.0%         22.1%
Expense ratio(2)..................................        58.8        55.0        53.4          54.8
                                                      --------    --------    --------      --------
Combined ratio(1)(2)..............................        84.4%       44.4%       74.4%         76.9%
                                                      ========    ========    ========      ========
Insurance reserves(3).............................    $214,828    $183,491    $210,340      $214,828

-------------------------
(1) Includes the effect of recording releases of prior year loss reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions, all of which were net reductions, were $1,232, or 3.4%, for the three months ended December 31, 1996, $35,000, or 32.2%, and $8,510, or 7.6%, for the nine months ended September 30, 1997 and 1996, respectively, and $9,742, or 6.5%, for the year ended December 31, 1996.

(2) Does not include the effects of certain general and administrative expenses, which are indirect or overhead in nature, since such costs were not historically allocated to the CCC Surety Operations by CNAF or its subsidiaries. Accordingly, the comparability of this data to other data that include such costs is affected.

(3) The insurance reserves include both loss and loss adjustment expense and unearned premium reserves. These reserves are shown before the effects of ceded reinsurance. In accordance with the reorganization and related reinsurance agreements, these reserves, as of the Merger Date, were transferred to Western Surety, net of reinsurance which totaled $9,979 and $23,876 for the nine months ended September 30, 1997 and 1996 and $21,779 at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from pages 14 through 26 of the 2000 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

     Incorporated herein by reference from pages 21 through 24 of the 2000 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL:

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Income for the Years Ended December 31, 2000, 1999
     and 1998

Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
     2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
     1999 and 1998

Notes to Consolidated Financial Statements

Independent Auditors' Report

     The above Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and the Independent Auditors' Report are incorporated herein by reference from pages 27 through 46 of the 2000 Annual Report to Shareholders.

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

     The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 15, 2001, not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                PAGE
                                                                ----
     (a)(1) Financial Statements:
             A separate index to the Consolidated Financial
             Statements is presented in Part II, Item 8.....      17

     (a)(2) Financial Statement Schedules:
             Independent Auditors' Report...................      19
             Schedule I -- Summary of Investments...........      20
             Schedule II -- Condensed Financial Information
             of Registrant..................................      21
             Schedule III -- Supplementary Insurance
             Information....................................      24
             Schedule IV -- Reinsurance.....................      25
             Schedule V -- Valuation and Qualifying
             Accounts.......................................      26
             Schedule VI -- Supplemental Information
             Concerning Property -- Casualty Insurance
             Operations.....................................      27

     (a)(3) Exhibits........................................      28

     (b) Reports on Form 8-K:

     November 13, 2000: CNA Surety reports third quarter 2000 results.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
CNA Surety Corporation

     We have audited the consolidated financial statements of CNA Surety Corporation as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000 and have issued our report thereon dated February 12, 2001; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules listed in Item 14. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

Deloitte & Touche LLP
Chicago, Illinois
February 12, 2001

                                                                      SCHEDULE I

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                                     AS OF DECEMBER 31, 2000
                                                                ---------------------------------
                                                                 COST OR
                                                                AMORTIZED      FAIR      CARRYING
                                                                  COST        VALUE       VALUE
                                                                ---------     -----      --------
                                                                     (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...    $115,639     $117,485    $117,485
  States, municipalities and political subdivisions.........     208,423      212,630     212,630
  All other corporate bonds.................................     129,508      128,169     128,169
                                                                --------     --------    --------
       Total fixed income securities........................     453,570     $458,284     458,284
                                                                --------     ========    --------
Equity securities...........................................      37,761       33,927      33,927
Short-term investments......................................      52,660                   52,660
Other investments...........................................       5,623                    5,154
                                                                --------                 --------
       Total investments....................................    $549,614                 $550,025
                                                                ========                 ========

                                                                     AS OF DECEMBER 31, 1999
                                                                ---------------------------------
                                                                 COST OR
                                                                AMORTIZED      FAIR      CARRYING
                                                                  COST        VALUE       VALUE
                                                                ---------     -----      --------
                                                                     (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...    $116,185     $112,739    $112,739
  States, municipalities and political subdivisions.........     229,499      218,153     218,153
  All other corporate bonds.................................      91,006       87,064      87,064
                                                                --------     --------    --------
       Total fixed income securities........................     436,690     $417,956     417,956
                                                                --------     ========    --------
Equity securities...........................................      23,968       25,897      25,897
Short-term investments......................................      43,033                   43,033
Other investments...........................................       5,626                    5,277
                                                                --------                 --------
       Total investments....................................    $509,317                 $492,163
                                                                ========                 ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  2000         1999
                                                                  ----         ----
                                                                (AMOUNTS IN THOUSANDS)
ASSETS
Investments in and advances to subsidiaries.................    $439,636     $428,232
Fixed income securities.....................................       5,051           --
Short-term investments......................................      43,984       11,618
Cash........................................................       1,965        1,437
Other assets................................................       1,440        1,543
                                                                --------     --------
     Total assets...........................................    $492,076     $442,830
                                                                ========     ========
LIABILITIES
Debt........................................................    $100,000     $100,000
Other liabilities...........................................      18,044       16,526
                                                                --------     --------
     Total liabilities......................................     118,044      116,526
                                                                --------     --------
STOCKHOLDERS' EQUITY
Common stock................................................         441          441
Additional paid-in capital..................................     253,497      253,366
Retained earnings...........................................     135,308       95,419
Accumulated other comprehensive income (loss)...............         267      (11,150)
Treasury stock, at cost.....................................     (15,481)     (11,772)
                                                                --------     --------
     Total stockholders' equity.............................     374,032      326,304
                                                                --------     --------
          Total liabilities and stockholders' equity........    $492,076     $442,830
                                                                ========     ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                              STATEMENTS OF INCOME

                                                             YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                2000            1999            1998
                                                            ------------    ------------    ------------
                                                                       (AMOUNTS IN THOUSANDS)
Revenues:
  Net investment income.................................      $ 2,046         $   787         $   695
                                                              -------         -------         -------
     Total revenues.....................................        2,046             787             695
                                                              -------         -------         -------
Expenses:
  Interest expense......................................        6,869           5,806           7,218
  Corporate expense.....................................        3,489           4,100           3,062
                                                              -------         -------         -------
     Total expenses.....................................       10,358           9,906          10,280
                                                              -------         -------         -------
Loss from operations before income taxes and equity in
  net income of subsidiaries............................       (8,312)         (9,119)         (9,585)
Income taxes............................................       (3,359)         (2,892)         (3,399)
                                                              -------         -------         -------
Net loss before equity in net income of
  subsidiaries -- Parent Company only...................       (4,953)         (6,227)         (6,186)
Equity in net income of subsidiaries....................       58,555          62,725          51,701
                                                              -------         -------         -------
Net income..............................................      $53,602         $56,498         $45,515
                                                              =======         =======         =======

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                2000            1999            1998
                                                            ------------    ------------    ------------
                                                                       (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income............................................      $ 53,602        $ 56,498        $ 45,515
     Cash dividends from subsidiaries...................        56,450          33,300           6,610
     Tax payments received from subsidiaries............        29,062          28,674          28,499
     Federal and state income tax payments..............       (24,050)        (20,600)        (17,750)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Equity in income of unconsolidated affiliates....       (58,555)        (62,725)        (51,701)
       Change in other assets and liabilities...........        (3,367)         (5,746)            749
                                                              --------        --------        --------
Net cash provided by operating activities...............        53,142          29,401          11,922
                                                              --------        --------        --------
INVESTING ACTIVITIES:
  Net advances from (to) subsidiaries...................         2,145          (3,519)         11,935
  Capital contributions to subsidiaries.................            --          (4,500)             --
  Purchases of fixed income securities..................        (5,051)             --              --
  Changes in short-term investments.....................       (32,366)          2,874          (7,471)
  Other.................................................           (24)             --              --
                                                              --------        --------        --------
Net cash (used in) provided by investing activities.....       (35,296)         (5,145)          4,464
                                                              --------        --------        --------
FINANCING ACTIVITIES:
  Proceeds from debt....................................            --              --              --
  Principal payments on debt............................            --         (13,000)         (5,000)
  Proceeds from issuance of common stock................            --              --           7,531
  Dividends to stockholders.............................       (13,713)        (14,063)         (3,527)
  Purchase of treasury stock............................        (3,709)        (11,772)             --
  Other.................................................           104              97             503
                                                              --------        --------        --------
Net cash used in financing activities...................       (17,318)        (38,738)           (493)
                                                              --------        --------        --------
Increase (decrease) in cash.............................           528         (14,482)         15,893
Cash at beginning of period.............................         1,437          15,919              26
                                                              --------        --------        --------
Cash at end of period...................................      $  1,965        $  1,437        $ 15,919
                                                              ========        ========        ========

                                                                    SCHEDULE III

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
              CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

                                                             YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                2000            1999            1998
                                                            ------------    ------------    ------------
                                                                       (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs.......................      $ 91,403        $ 84,924        $ 74,488
                                                              ========        ========        ========
Future policy benefits, losses, claims and loss expense
  reserves..............................................      $204,457        $157,933        $150,020
                                                              ========        ========        ========
Unearned premiums.......................................      $202,179        $199,300        $183,708
                                                              ========        ========        ========
Other policy claims and benefits payable................      $     --        $     --        $     --
                                                              ========        ========        ========
Net premium revenue.....................................      $301,819        $283,540        $258,737
                                                              ========        ========        ========
Net investment income...................................      $ 29,897        $ 25,850        $ 24,259
                                                              ========        ========        ========
Benefits, claims, losses and settlement expenses........      $ 55,683        $ 44,672        $ 44,998
                                                              ========        ========        ========
Amortization of deferred policy acquisition costs.......      $133,635        $119,746        $105,420
                                                              ========        ========        ========
Other operating expenses................................      $ 48,020        $ 47,228        $ 46,546
                                                              ========        ========        ========
Net premiums written....................................      $304,468        $298,987        $270,602
                                                              ========        ========        ========

                                                                     SCHEDULE IV

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                  REINSURANCE
  CNA SURETY CORPORATION FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                 PERCENTAGE
                                                          CEDED TO      ASSUMED                  OF AMOUNT
                                               GROSS        OTHER      FROM OTHER      NET        ASSUMED
                                               AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
                                               ------     ---------    ----------     ------     ----------
                                                                 (AMOUNTS IN THOUSANDS)
CNA SURETY CORPORATION
--------------------------
YEAR ENDED DECEMBER 31, 2000
Premiums written:
  Property and casualty insurance.........    $115,100     $12,199      $201,567     $304,468       66.2%
                                              --------     -------      --------     --------       ----
     Total premiums written...............    $115,100     $12,199      $201,567     $304,468       66.2%
                                              ========     =======      ========     ========       ====
Premiums earned:
  Property and casualty insurance.........    $109,472     $14,831      $207,178     $301,819       68.6%
                                              --------     -------      --------     --------       ----
     Total premiums earned................    $109,472     $14,831      $207,178     $301,819       68.6%
                                              ========     =======      ========     ========       ====
YEAR ENDED DECEMBER 31, 1999
Premiums written:
  Property and casualty insurance.........    $108,968     $ 7,872      $197,891     $298,987       66.2%
                                              --------     -------      --------     --------       ----
     Total premiums written...............    $108,968     $ 7,872      $197,891     $298,987       66.2%
                                              ========     =======      ========     ========       ====
Premiums earned:
  Property and casualty insurance.........    $103,993     $ 7,392      $186,939     $283,540       65.9%
                                              --------     -------      --------     --------       ----
     Total premiums earned................    $103,993     $ 7,392      $186,939     $283,540       65.9%
                                              ========     =======      ========     ========       ====
YEAR ENDED DECEMBER 31, 1998
Premiums written:
  Property and casualty insurance.........    $105,289     $ 7,622      $172,935     $270,602       63.9%
                                              --------     -------      --------     --------       ----
     Total premiums written...............    $105,289     $ 7,622      $172,935     $270,602       63.9%
                                              ========     =======      ========     ========       ====
Premiums earned:
  Property and casualty insurance.........    $103,298     $ 7,564      $163,003     $258,737       63.0%
                                              --------     -------      --------     --------       ----
     Total premiums earned................    $103,298     $ 7,564      $163,003     $258,737       63.0%
                                              ========     =======      ========     ========       ====

                                                                      SCHEDULE V

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND
                                      1998

                                                                   ADDITIONS
                                                            ------------------------
                                          BALANCE AT        CHARGED TO    CHARGED TO                      BALANCE
                                         BEGINNING OF       COSTS AND       OTHER                        AT END OF
                                            PERIOD           EXPENSES      ACCOUNTS     DEDUCTIONS(1)     PERIOD
                                         ------------       ----------    ----------    -------------    ---------
                                                                  (AMOUNTS IN THOUSANDS)
CNA SURETY CORPORATION
YEAR ENDED DECEMBER 31, 2000
  Allowance for possible losses on
     premiums receivable.............       $2,826            $  837          $--          $(1,013)       $2,650
                                            ======            ======          ==           =======        ======
  Allowance for possible losses on
     reinsurance receivable..........       $   --            $   --          $--          $    --        $   --
                                            ======            ======          ==           =======        ======
YEAR ENDED DECEMBER 31, 1999
  Allowance for possible losses on
     premiums receivable.............       $1,465            $1,786          $--          $  (425)       $2,826
                                            ======            ======          ==           =======        ======
  Allowance for possible losses on
     reinsurance receivable..........       $   --            $   --          $--          $    --        $   --
                                            ======            ======          ==           =======        ======
YEAR ENDED DECEMBER 31, 1998
  Allowance for possible losses on
     premiums receivable.............       $  968            $1,041          $--          $  (544)       $1,465
                                            ======            ======          ==           =======        ======
  Allowance for possible losses on
     reinsurance receivable..........       $   --            $   --          $--          $    --        $   --
                                            ======            ======          ==           =======        ======

-------------------------
()(1) Accounts charged against allowance.

                                                                     SCHEDULE VI

                    CNA SURETY CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND
                                      1998

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2000            1999            1998
                                                        ------------    ------------    ------------
                                                                   (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs.....................    $ 91,403        $ 84,924        $ 74,488
                                                          ========        ========        ========
Reserves for unpaid claims and claim adjustment
  expenses............................................    $204,457        $157,933        $150,020
                                                          ========        ========        ========
Discount (if any) deducted............................    $     --        $     --        $     --
                                                          ========        ========        ========
Unearned premiums.....................................    $202,179        $199,300        $183,708
                                                          ========        ========        ========
Net premium revenue...................................    $301,819        $283,540        $258,737
                                                          ========        ========        ========
Net investment income.................................    $ 29,897        $ 25,850        $ 24,259
                                                          ========        ========        ========
Net claims and claim expenses incurred related to:
  Current year........................................    $ 62,776        $ 57,757        $ 49,350
                                                          ========        ========        ========
  Prior years.........................................    $ (7,093)       $(13,085)       $ (4,352)
                                                          ========        ========        ========
Amortization of deferred policy acquisition costs.....    $133,635        $119,746        $105,420
                                                          ========        ========        ========
Net paid claims and claim adjustment expenses.........    $ 58,854        $ 49,237        $ 25,689
                                                          ========        ========        ========
Net premiums written..................................    $304,468        $298,987        $270,602
                                                          ========        ========        ========

(A)(3) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2(1)     Reorganization Agreement dated as of December 19, 1996 among
           Capsure Holdings Corp., Continental Casualty Company, CNA
           Surety Corporation, Surety Acquisition Company and certain affiliates of Continental Casualty Company (filed on
           December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
           Form 8-K, and incorporated herein by reference).
  2(2)     First Amendment to the Reorganization Agreement dated as of
           July 14, 1997 among Capsure Holdings Corp., Continental
           Casualty Company, CNA Surety Corporation, Surety Acquisition
           Company and certain affiliates of Continental Casualty
           Company (filed on July 16, 1997 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference).
  3(1)     Certificate of Incorporation of CNA Surety Corporation dated
           December 10, 1996 (filed on August 15, 1997 as Exhibit 3(1)
           to CNA Surety Corporation's Registration Statement on Form
           S-4 (Registration No. 333-33753), and incorporated herein by reference).
  3(2)     Amendment to Certificate of Incorporation of CNA Surety
           Corporation dated May 27, 1997 (filed on August 15, 1997 as
           Exhibit 3(2) to CNA Surety Corporation's Registration
           Statement on Form S-4 (Registration No. 333-33753), and
           incorporated herein by reference).
  3(3)     Bylaws of CNA Surety Corporation (filed on August 15, 1997 as Exhibit 3(3) to CNA Surety Corporation's Registration
           Statement on Form S-4 (Registration No. 333-33753), and
           incorporated herein by reference).
  3(4)     Amendment to Bylaws of CNA Surety Corporation (filed on
           September 23, 1998 as Exhibit 4(3) to CNA Surety
           Corporation's Registration Statement on Form S-8
           (Registration No. 333-64135), and incorporated herein by
           reference).
  4(1)     Specimen certificate of CNA Surety Corporation (filed on
           August 15, 1997 as Exhibit 4(1) to CNA Surety Corporation's
           Registration Statement on Form S-4 (Registration No.
           333-33753), and incorporated herein by reference).
  9        Not applicable.
 10(1)     Form of The CNA Surety Corporation Replacement Stock Option
           Plan (filed on August 15, 1997 as Exhibit 10(12) to CNA
           Surety Corporation's Registration Statement on Form S-4
           (Registration No. 333-33753), and incorporated herein by
           reference).
 10(2)     Form of CNA Surety Corporation 1997 Long-Term Equity
           Compensation Plan (filed on August 15, 1997 as Exhibit
           10(13) to CNA Surety Corporation's Registration Statement on
           Form S-4 (Registration No. 333-33753), and incorporated
           herein by reference).
 10(3)     Form of Aggregate Stop Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on December 27, 1996 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference).
 10(4)     Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on December 27, 1996 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference).
 10(5)     Form of Surety Quota Share Treaty by and between Western
           Surety Company and Continental Casualty Company (filed on
           December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
           Form 8-K, and incorporated herein by reference).
 10(6)     Employment Agreement dated as of October 3, 1999 by and
           between CNA Surety Corporation and Mark C. Vonnahme (filed on March 24, 2000 as Exhibit 10(9) to CNA Surety
           Corporation's Annual Report on Form 10-K, and incorporated herein by reference).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10(7)     Employment Agreement dated as of January 1, 2000 by and
           between CNA Surety Corporation and Robert E. Ayo (filed on
           March 24, 2000 as Exhibit 10(10) to CNA Surety Corporation's
           Annual Report on Form 10-K, and incorporated herein by
           reference).
 10(8)     Consulting Agreement dated as of March 14, 2001 by and
           between CNA Surety Corporation and Robert E. Ayo.
 10(9)     Employment Agreement dated as of January 1, 2000 by and
           between CNA Surety Corporation and John S. Heneghan (filed on March 24, 2000 as Exhibit 10(12) to CNA Surety
           Corporation's Annual Report on Form 10-K, and incorporated herein by reference).
 10(10)    Employment Agreement dated as of October 3, 1999 by and
           between CNA Surety Corporation and Steven T. Pate (filed on
           March 24, 2000 as Exhibit 10(13) to CNA Surety Corporation's
           Annual Report on Form 10-K, and incorporated herein by
           reference).
 10(11)    Employment Agreement dated as of January 1, 2000 by and
           between CNA Surety Corporation and David F. Paul (filed on
           March 24, 2000 as Exhibit 10(14) to CNA Surety Corporation's
           Annual Report on Form 10-K, and incorporated herein by
           reference).
 10(12)    Credit Agreement dated as of September 30, 1997, among CNA
           Surety Corporation, the lenders party thereto, and Chase
           Manhattan Bank, as Administrative Agent (filed on July 9,
           1998 as Exhibit 10(13) to CNA Surety Corporation's
           Registration Statement on Form S-1 (Registration No.
           333-56063), and incorporated herein by reference).
 10(13)    Surety Second Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on July 9, 1998 as Exhibit 10(14) to CNA
           Surety Corporation's Registration Statement on Form S-1
           (Registration No. 333-56063), and incorporated herein by
           reference).
 10(14)    Form of CNA Surety Corporation Non-Employee Directors
           Deferred Compensation Plan (filed on July 9, 1998 as Exhibit
           10(15) to CNA Surety Corporation's Registration Statement on
           Form S-1 (Registration No. 333-56063), and incorporated
           herein by reference).
 10(15)    Form of CNA Surety Corporation Deferred Compensation Plan
           (filed on March 24, 2000 as Exhibit 10(18) to CNA Surety
           Corporation's Annual Report on Form 10-K, and incorporated herein by reference).
 10(16)    Form of CNA Surety Corporation 2000 Employee Stock Purchase
           Plan (filed on January 26, 2001 (incorporated by reference)
           to CNA Surety Corporation's Registration Statement on Form
           S-8 (Registration No. 333-54440), and incorporated herein by reference).
 11        Earnings per share computation.
 12        Not Applicable.
 13        2000 Annual Report to Shareholders
 21        Subsidiaries of the Registrant.
 22        Not Applicable.
 23        Consent of Deloitte & Touche LLP dated March 23, 2001.
 24        Not Applicable.

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

Dated: March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                     TITLE                             SIGNATURE
----                     -----                             ---------
March 23, 2001   Chairman of the Board               /s/ THOMAS F. TAYLOR
                     and Director        ---------------------------------------------
                                                       Thomas F. Taylor

March 23, 2001         Director                       /s/ GIORGIO BALZER
                                         ---------------------------------------------
                                                        Giorgio Balzer

March 23, 2001         Director                       /s/ PHILIP H. BRITT
                                         ---------------------------------------------
                                                         Philip Britt

March 23, 2001         Director                        /s/ EDWARD DUNLOP
                                         ---------------------------------------------
                                                         Edward Dunlop

March 23, 2001         Director                         /s/ MELVIN GRAY
                                         ---------------------------------------------
                                                          Melvin Gray

March 23, 2001         Director                        /s/ JOE P. KIRBY
                                         ---------------------------------------------
                                                         Joe P. Kirby

March 23, 2001         Director                        /s/ ROY E. POSNER
                                         ---------------------------------------------
                                                         Roy E. Posner

DATE                     TITLE                             SIGNATURE
----                     -----                             ---------
March 23, 2001         Director                      /s/ ADRIAN M. TOCKLIN
                                         ---------------------------------------------
                                                       Adrian M. Tocklin

March 23, 2001         Director                      /s/ MARK C. VONNAHME
                                         ---------------------------------------------
                                                       Mark C. Vonnahme