Form 10-Q
period 2001-03-31
CNA SURETY CORP
filed 2001-05-11
CIK 1044566

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

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
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

      42,733,958 shares of Common Stock, $.01 par value as of May 4, 2001.

                     CNA SURETY CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                                                     Page
Part I. Financial Information (Unaudited):

        Item 1.  Condensed Consolidated Financial Statements:

                 Independent Accountants' Report..................................................    3

                 Condensed Consolidated Balance Sheets at March 31, 2001 and
                 at December 31, 2000.............................................................    4

                 Condensed Consolidated Statements of Income for the Three Months Ended
                 March 31, 2001 and 2000..........................................................    5

                 Condensed Consolidated Statements of Stockholders' Equity for the Three
                 Months Ended March 31, 2001 and 2000.............................................    6

                 Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                 March 31, 2001 and 2000..........................................................    7

                 Notes to Condensed Consolidated Financial Statements at March 31, 2001 ..........    8

        Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations............................................................   12

 Part II. Other Information:

        Item 1.  Legal Proceedings................................................................   19

        Item 2.  Changes in the Rights of the Company's Security Holders..........................   19

        Item 3.  Defaults Upon Senior Securities..................................................   19

        Item 4.  Submission of Matters to a Vote of Security Holders..............................   19

        Item 5.  Other Information................................................................   19

        Item 6.  Exhibits and Reports on Form 8-K ................................................   19

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Chicago, Illinois
April 30, 2001

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            (Unaudited)
                                                                                             March 31,           December 31,
                                                                                               2001                 2000
                                                                                         ----------------      ---------------
ASSETS Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $452,025 and $453,570)            $  462,080           $  458,284
  Equity securities, at fair value (cost: $41,655 and $37,761)...................               33,918               33,927
  Short-term investments, at cost (approximates fair value)......................               49,874               52,660
  Other investments, at fair value...............................................                5,268                5,154
  Cash...........................................................................                4,529                5,950
                                                                                            ----------           ----------
     Total invested assets and cash..............................................              555,669              555,975
Deferred policy acquisition costs................................................               91,993               91,403
Insurance receivables:
  Premiums, including $32,547 and $31,607 from affiliates........................               42,599               41,207
  Reinsurance, including $11,951 and $13,349 from affiliates.....................               80,611               75,330
Intangible assets  (net of accumulated amortization:  $20,950 and $19,426).......              148,358              149,882
Property and equipment, at cost (less accumulated
  depreciation: $14,353 and $13,677).............................................               15,437               15,332
Prepaid reinsurance premiums.....................................................                2,932                2,532
Receivables for securities sold..................................................                   --               10,406
Other assets.....................................................................                7,424                8,501
                                                                                            ----------           ----------
       Total assets..............................................................           $  945,023           $  950,568
                                                                                            ==========           ==========


LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses.....................................           $  212,014           $  204,457
  Unearned premiums..............................................................              198,456              202,179
                                                                                            ----------           ----------
     Total reserves..............................................................              410,470              406,636
Debt.............................................................................               81,556              101,556
Deferred income taxes, net.......................................................               20,657               19,700
Payable for securities purchased.................................................                2,897                   --
Current income taxes payable.....................................................               11,988                6,820
Reinsurance and other payables to affiliates.....................................                9,237                8,117
Other liabilities................................................................               24,980               33,707
                                                                                            ----------           ----------
     Total liabilities...........................................................           $  561,785           $  576,536
                                                                                            ----------           ----------

Commitments and contingencies (See Note 4)


STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 20,000 shares authorized; none issued
  and outstanding................................................................                   --                   --
Common stock, par value $.01 per share, 100,000 shares authorized; 44,168 shares issued and 42,725 shares outstanding at March 31, 2001 and 44,146 shares
  issued and 42,702 shares outstanding at December 31, 2000 .....................                  442                  441
Additional paid-in capital.......................................................              253,658              253,497
Retained earnings................................................................              143,406              135,308
Accumulated other comprehensive income...........................................                1,213                  267
Treasury stock, at cost..........................................................              (15,481)             (15,481)
                                                                                            ---------            ---------
     Total stockholders' equity..................................................              383,238              374,032
                                                                                            ----------           ----------
     Total liabilities and stockholders' equity..................................           $  945,023           $  950,568
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                ----------------------------------
                                                                       2001             2000
                                                                ----------------- ----------------
Revenues:
  Net earned premiums.........................................   $   76,749        $   75,687
  Net investment income.......................................        7,735             7,201
  Net realized investment losses..............................          (29)               (4)
                                                                 -----------       -----------
                                                                     84,455            82,884
                                                                 ----------        ----------

Expenses:
  Net losses and loss adjustment expenses.....................       16,086            13,572
  Net commissions, brokerage and other underwriting...........       46,837            44,808
  Interest expense............................................        1,588             1,621
  Amortization of intangible assets...........................        1,524             1,525
                                                                 ----------        ----------
                                                                     66,035            61,526
                                                                 ----------        ----------

Income before income taxes....................................       18,420            21,358
Income taxes..................................................        6,476             7,245
                                                                 ----------        ----------
Net income....................................................   $   11,944        $   14,113
                                                                 ==========        ==========

Earnings per share............................................   $     0.28        $     0.33
                                                                 ==========        ==========

Earnings per share, assuming dilution.........................   $     0.28        $     0.33
                                                                 ==========        ==========

Weighted average shares outstanding...........................       42,713            42,962
                                                                 ==========        ==========

Weighted average shares outstanding, assuming dilution........       42,917            43,065
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                Common
                                                                Stock                 Additional
                                                                Shares      Common      Paid-In   Comprehensive    Retained
                                                             Outstanding    Stock       Capital       Income       Earnings
                                                             ------------------------ --------------------------- --------------
Balance, December 31, 1999...................................   43,006      $   441    $ 253,366                   $ 95,419
Comprehensive income:
  Net income.................................................       --           --           --    $  14,113        14,113
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $135.........       --           --           --        2,183            --
                                                                                                    ---------
     Total comprehensive income..............................                                       $  16,296
                                                                                                    =========

Purchase of treasury stock...................................     (110)          --           --                         --
Stock options exercised and other............................       --           --            1                         --
Dividends paid to stockholders...............................       --           --           --                     (3,432)
                                                               -------      -------    ---------                   --------
Balance, March 31, 2000......................................   42,896      $   441    $ 253,367                   $106,100
                                                               =======      =======    =========                   ========

Balance, December 31, 2000...................................   42,702      $   441    $ 253,497                   $135,308
Comprehensive income:
  Net income.................................................       --           --           --    $  11,944        11,944
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $209.........       --           --           --          946            --
                                                                                                    ---------
     Total comprehensive income..............................                                       $  12,890
                                                                                                    =========

Stock options exercised and other............................       23            1          161                         --
Dividends paid to stockholders...............................       --           --           --                     (3,846)
                                                               -------      -------    ---------                   --------
Balance, March 31, 2001......................................   42,725      $   442    $ 253,658                   $143,406
                                                               =======      =======    =========                   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                               Accumulated
                                                                  Other       Treasury       Total
                                                              Comprehensive     Stock    Stockholders'
                                                              Income (Loss)   (at cost)      Equity
                                                             -------------------------------------------
Balance, December 31, 1999...................................  $ (11,150)     $(11,772)    $ 326,304
Comprehensive income:
  Net income.................................................         --            --        14,113
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $135.........      2,183            --         2,183

     Total comprehensive income..............................


Purchase of treasury stock...................................         --        (1,213)       (1,213)
Stock options exercised and other............................         --            --             1
Dividends paid to stockholders...............................         --            --        (3,432)
                                                               ---------      --------     ---------
Balance, March 31, 2000......................................  $  (8,967)     $(12,985)    $ 337,956
                                                               ==========     =========    =========

Balance, December 31, 2000...................................  $     267      $(15,481)    $374,032
Comprehensive income:
  Net income.................................................         --            --        11,944
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $209.........        946            --           946

     Total comprehensive income..............................


Stock options exercised and other............................         --            --           162
Dividends paid to stockholders...............................         --            --        (3,846)
                                                               ---------      --------     ---------
Balance, March 31, 2001......................................  $   1,213      $(15,481)    $ 383,238
                                                               =========      =========    =========

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                           --------------------------------------
                                                                                                  2001                 2000
                                                                                           -----------------    -----------------
OPERATING ACTIVITIES:
  Net income........................................................................        $   11,944           $   14,113
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................................             2,381                2,284
     Accretion of bond discount, net................................................               247                  319
     Net realized investment losses.................................................                29                    4
  Changes in:
     Insurance receivables..........................................................            (6,673)             (11,040)
     Reserve for unearned premiums..................................................            (3,723)               3,289
     Reserve for unpaid losses and loss adjustment expenses.........................             7,557                5,015
     Deferred policy acquisition costs..............................................              (590)              (3,839)
     Deferred income taxes, net.....................................................               421                  591
     Reinsurance and other payables to affiliates...................................             1,120               29,337
     Other assets and liabilities...................................................            (2,689)                 346
                                                                                            -----------          ----------

       Net cash provided by operating activities....................................            10,024               40,419
                                                                                            ----------           ----------

INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases......................................................................           (31,673)             (29,302)
     Maturities.....................................................................            25,533               12,864
     Sales..........................................................................             7,408                3,119
  Purchases of equity securities....................................................            (4,303)                (868)
  Proceeds from the sale of equity securities.......................................               409                  967
  Changes in short-term investments.................................................             2,787              (17,742)
  Purchases of property and equipment...............................................            (1,043)              (2,300)
  Changes in receivables/payables for securities sold/purchased.....................            13,303               (1,596)
  Other, net........................................................................               (88)                 269
                                                                                            ----------           ----------

       Net cash provided by (used in) investing activities..........................            12,333              (34,589)
                                                                                            ----------           -----------

FINANCING ACTIVITIES:
  Principal payments on long-term debt..............................................           (20,000)                  --
  Dividends to stockholders.........................................................            (3,846)              (3,432)
  Purchase of treasury stock........................................................                --               (1,213)
  Other.............................................................................                68                   --
                                                                                            ----------           ----------

       Net cash used in financing activities........................................           (23,778)              (4,645)
                                                                                            -----------          -----------

Increase (decrease)  in cash........................................................            (1,421)               1,185
Cash at beginning of period.........................................................             5,950                7,237
                                                                                            ----------           ----------
Cash at end of period...............................................................        $    4,529           $    8,422
                                                                                            ==========           ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest.......................................................................        $    1,561           $    2,127
     Income taxes...................................................................        $      750           $      750

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

Basis of Presentation
     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2000 Annual Report to Shareholders. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, that is not required for interim reporting has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 2000 Financial Statements to conform with the presentation in the 2001 Condensed Consolidated Financial Statements.

Accounting Changes
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 was subsequently amended by SFAS No. 137, which delayed the effective date by one year, and SFAS No. 138, which clarified four areas which were causing difficulties in implementation. SFAS No. 133 requires the recognition of all derivative financial instruments, including embedded derivative instruments, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. A derivative that does not qualify as a hedge will be marked to fair value through earnings. The transition adjustments resulting from adoption must be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company has adopted this standard effective January 1, 2001, such adoption did not have an impact on the Company's financial position or results of operations.

     In March of 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"). Codification, which intends to standardize regulatory accounting and reporting to state insurance departments, became effective on January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNA Surety's insurance subsidiaries conduct business required adoption of Codification for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification increased the Company's statutory capital and surplus as of January 1, 2001 by approximately $21.9 million.

2.   INVESTMENTS

     The estimated amortized cost and fair value of fixed income securities held by CNA Surety at March 31, 2001 and December 31, 2000, by investment category, were as follows (dollars in thousands):

                                                                              Gross               Gross
                                                     Amortized Cost         Unrealized         Unrealized        Estimated Fair
March 31, 2001                                          or Cost               Gains               Losses             Value
--------------------------------------------------- -------------------------------------- ------------------ -------------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury.............................       $   17,893         $      382          $       --         $   18,275
     U.S. Agencies.............................           55,573              2,019                (685)            56,907
     Collateralized mortgage obligations.......            1,000                  4                  (4)             1,000
     Mortgage pass-through securities..........           40,920                466                 (38)            41,348
Obligations of states and political subdivisions         186,734              6,653                (111)           193,276
Corporate bonds................................           79,970              1,690              (1,459)            80,201
Non-agency collateralized mortgage obligations            11,714                135                 (59)            11,790
Other asset-backed securities:
  Second mortgages/home equity loans...........           19,637                343                 (45)            19,935
  Credit card receivables......................           10,462                203                 (30)            10,635
  Manufactured housing.........................            7,663                219                 (64)             7,818
  Other........................................            6,038                 92                  --              6,130
Redeemable preferred stock.....................           14,421                344                  --             14,765
                                                      ----------         ----------          ----------         ----------
     Total fixed income securities.............          452,025             12,550              (2,495)           462,080

Equity securities..............................           41,655              1,992              (9,729)            33,918
                                                      ----------         ----------          ----------         ----------
     Total.....................................       $  493,680         $   14,542          $  (12,224)        $  495,998
                                                      ==========         ==========          ===========        ==========


                                                                             Gross               Gross
                                                    Amortized Cost         Unrealized         Unrealized        Estimated Fair
December 31, 2000                                      or Cost               Gains               Losses             Value
--------------------------------------------------- -------------------------------------- ------------------ -------------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury.............................       $   19,727         $      279          $       (8)        $   19,998
     U.S. Agencies.............................           52,760              1,835                (212)            54,383
     Collateralized mortgage obligations.......            1,098                  1                  (9)             1,090
     Mortgage pass-through securities..........           42,054                149                (189)            42,014
Obligations of states and political subdivisions         208,423              5,136                (929)           212,630
Corporate bonds................................           62,055                675              (2,011)            60,719
Non-agency collateralized mortgage obligations            12,319                 70                (132)            12,257
Other asset-backed securities:
  Second mortgages/home equity loans...........           18,043                160                (210)            17,993
  Credit card receivables......................           10,490                106                  (5)            10,591
  Manufactured housing.........................           12,967                143                (235)            12,875
  Other........................................            1,272                 69                  (3)             1,338
Redeemable preferred stock.....................           12,362                 89                 (55)            12,396
                                                      ----------         ----------          -----------        ----------
     Total fixed income securities.............          453,570              8,712              (3,998)           458,284

Equity securities..............................           37,761              3,562              (7,396)            33,927
                                                      ----------         ----------          ----------         ----------
     Total.....................................       $  491,331         $   12,274          $  (11,394)        $  492,211
                                                      ==========         ==========          ===========        ==========

3.   REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                          Three Months Ended March 31,
                                  ---------------------------------------------
                                          2001                     2000
                                  ---------------------   ---------------------
                                   Written     Earned      Written      Earned
                                  ---------   ---------   ---------   ---------

Direct..........................  $  32,657   $  27,620   $  30,297   $  25,880
Assumed from affiliates.........     42,827      51,622      50,358      52,994
Ceded...........................     (2,857)     (2,493)     (1,476)     (3,187)
                                  ---------   ---------   ---------   ---------
                                  $  72,627   $  76,749   $  79,179   $  75,687
                                  =========   =========   =========   =========


     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses was as follows (dollars in thousands):

                                                    Three Months Ended March 31,
                                                    --------------------------
                                                        2001          2000
                                                      ---------    ---------

Gross losses and loss adjustment expenses..........   $  25,062    $  36,704
Ceded amounts......................................      (8,976)     (23,132)
                                                      ---------    ---------
Net losses and loss adjustment expenses............   $  16,086    $  13,572
                                                      =========    =========

4.   COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

     CNA SURETY RESULTS FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     The components of income for the Company for the three months ended March 31, 2001 and 2000 are summarized as follows (dollars in thousands):

                                                    Three Months Ended March 31,
                                                        2001          2000
                                                    ----------      ----------


     Total revenues...........................      $   84,455      $   82,884
                                                    ==========      ==========

     Underwriting income......................      $   13,826      $   17,307
     Net investment income....................           7,735           7,201
     Net realized investment losses...........             (29)             (4)
     Interest expense.........................           1,588           1,621
     Amortization of intangible assets........           1,524           1,525
                                                    ----------      ----------
     Income before income taxes...............          18,420          21,358
     Income taxes.............................           6,476           7,245
                                                    ----------      ----------
     Net income...............................      $   11,944      $   14,113
                                                    ==========      ==========

     Net income per share.....................      $     0.28      $     0.33
                                                    ==========      ==========

     Insurance Underwriting

     Underwriting results for the Company for the three months ended March 31, 2001 and 2000 are summarized in the following table (dollars in thousands):

                                                    Three Months Ended March 31,
                                                       2001            2000
                                                    ----------      ----------

     Gross written premiums....................     $   75,484      $   80,655
                                                    ==========      ==========

     Net written premiums......................     $   72,627      $   79,179
                                                    ==========      ==========

     Net earned premiums.......................     $   76,749      $   75,687
     Net losses and loss adjustment expenses...         16,086          13,572
     Net commissions, brokerage and other......         46,837          44,808
                                                    ----------      ----------
     Underwriting income.......................     $   13,826      $   17,307
                                                    ==========      ==========

     Loss ratio................................           21.0%           17.9%
     Expense ratio.............................           61.0            59.2
                                                    ----------      ----------
     Combined ratio............................           82.0%           77.1%
                                                    ==========      ==========

     Premiums Written

     CNA Surety primarily markets contract and commercial surety bonds. Contract surety bonds generally secure a contractor's performance and/or payment obligation with respect to a construction project. Contract surety bonds are generally required by federal, state and local governments for public works projects. The most common types include bid, performance and payment bonds. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation. The commercial surety market includes numerous types of bonds categorized as court judicial, court fiduciary, public official, license and permit and many miscellaneous bonds that include guarantees of financial performance. The Company also writes fidelity bonds which cover losses arising from employee dishonesty and other insurance products.

     Gross written premiums are shown in the table below (dollars in thousands):

                                                    Three Months Ended March 31,
                                                       2001             2000
                                                    ----------       ----------

     Contract................................       $   38,332       $   37,415
     Commercial..............................           28,991           35,747
     Fidelity and other......................            8,161            7,493
                                                    ----------       ----------
                                                    $   75,484       $   80,655
                                                    ==========       ==========

     Effective January 1, 2001, the Company began delaying the recording of written premium until the effective date of the bond, rather than recording on the date the bond is processed ("processed premium"). The change did not impact the recognition of net earned premium but did impact gross written premiums. Gross written premiums decreased 6.4% to $75.5 million for the three months ended March 31, 2001 over the comparable period in 2000. First quarter gross written premium reflects a decrease associated with the change in the timing of recording written premiums of $7.9 million and the discontinuance of the CNA Reinsurance Company, Limited (London) ("CNA Re") assumed international credit and surety business of $3.0 million. Gross written premiums for core direct commercial surety (excluding international reinsurance business assumed from CNA
Re) decreased 11.5% to $29.0 million, for the three months ended March 31, 2001. Gross processed premiums for core direct commercial surety increased 8.4% to $35.5 million, but this increase was primarily attributable to fluctuations in large account activity.

Absent this fluctuation in large account activity, the commercial business would have grown 3.8%. Gross written premiums for contract surety increased 2.5% to $38.3 million. Gross processed premiums for contract surety increased 6.0% to $39.7 million. This increase is primarily due to continued strength in public construction spending. Fidelity and other products increased 8.9% to $8.2 million for the three months ended March 31, 2001 as compared to the same period in 2000.

     Net written premiums are shown in the table below (dollars in thousands):

                                                    Three Months Ended March 31,
                                                     2001              2000
                                                  ----------        ----------

     Contract...............................      $   35,767        $   35,930
     Commercial.............................          28,699            35,315
     Fidelity and other.....................           8,161             7,934
                                                  ----------        ----------
                                                  $   72,627        $   79,179
                                                  ==========        ==========

     For the three months ended March 31, 2001, net written premiums decreased 8.3% to $72.6 million as compared to the same period in 2000, reflecting the aforementioned gross production variances and the effects of higher reinsurance costs. The reinsurance costs reflected in ceded premiums are based upon reinsurers' loss experience under the Company's surety excess of loss reinsurance contract. Due primarily to increased large losses reported to the Company's excess of loss reinsurers, ceded written premiums increased $1.4 million to $2.9 million for the three months ended March 31, 2001. Net written premiums for contract surety business decreased 0.5% to $35.8 million. Net written premiums for commercial surety, excluding international reinsurance business assumed, decreased 11.2% to $28.7 million for the first three months in 2001. The fidelity and other products increased 2.9% to $8.2 million, for the first three months in 2001 as compared to the same period in 2000.

     Since the second half of calendar year 1999, the Company has experienced an increase in claim severity in the most recent accident years, primarily with respect to large commercial risks. As a result of this increase in large loss activity where the Company cedes loss amounts in excess of $5 million per principal under its excess of loss reinsurance program, CNA Surety is paying higher costs for reinsurance. Given the relatively unfavorable economic outlook for at least the first half of 2001, the Company's reinsurance costs are unlikely to return to historical levels in 2001. The higher reinsurance costs will have an adverse impact on the Company's future results of operations.

     Underwriting Income

     Underwriting income decreased 20.1% to $13.8 million for the three months ended March 31, 2001 compared to $17.3 million for the same period in 2000. This decrease is primarily due to adverse loss experience. Increased claim severity, primarily in large commercial risks, has reduced underwriting profits by increasing the estimates of incurred losses for more recent accident years. The period to period changes in underwriting income reflect an 18.5% increase in net losses and loss adjustment expenses.

     Loss Ratio

     The loss ratios for the three months ended March 31, 2001 and 2000 were 21.0% and 17.9%, respectively. The loss ratios included $0.3 million and $2.1 million of net favorable loss reserve development for the three months ended March 31, 2001 and 2000, respectively. Excluding the impact of net favorable loss reserve development, the loss ratios would have been 21.4% and 20.7% for the period ended March 31, 2001 and March 31, 2000, respectively. The increase in the adjusted loss ratio in 2001 relates primarily to changes in business mix. The surety business assumed from CCC and CIC is subject to an aggregate stop loss reinsurance contract between CCC and the Company that limits the Company's accident year net loss ratio on this business to 24% for accident years 1997 (October 1, 1997 to December 31, 1997), 1998, 1999 and 2000.

     Expense Ratio

     The expense ratio increased to 61.0% for the three months ended March 31, 2001 compared to 59.2% for the same period in 2000. The increase in the expense ratio for the three months ended March 31, 2001 primarily reflects higher operating costs and the impact of higher reinsurance costs on net earned premiums. Net earned premiums increased 1.4% and operating expenses increased at a higher rate of 4.5%, primarily associated with increased technology related expenditures.

     Investment Income

     For the three months ended March 31, 2001, net investment income was $7.7 million compared to net investment income for the three months ended March 31, 2000 of $7.2 million. The increase in investment income primarily reflects higher average invested assets. The annualized pretax yields for the Company's equity and fixed income portfolio were 5.7% and 5.5% for the three months ended March 31, 2001 and 2000, respectively. The annualized after-tax yields for the Company's equity and fixed income portfolio were 4.2% for the three months ended March 31, 2001 and 2000.

     Net realized investment losses were approximately $29,000 for the three months ended March 31, 2001 compared to $4,000 of net realized investment losses for the same period in 2000.

     Analysis of Other Operations

     Amortization expense was $1.5 million for the three months ended March 31, 2001 and March 31, 2000. Intangible assets primarily represent goodwill and identified intangibles arising from the acquisition of Capsure. Intangible assets are generally amortized over 30 years.

     Interest expense for the three months ended March 31, 2001 decreased slightly for the first quarter of 2001 as compared to the first quarter in 2000. Average debt outstanding was $100.9 million for the first quarter of 2001 compared to $101.9 million in the first quarter of 2000. The weighted average interest rate for the three months ended March 31, 2001 was 6.1% compared to 6.2% for the same period in 2000.

     Income Taxes

     Income tax expense was $6.5 million and $7.2 million and the effective income tax rates were 35.2% and 33.9% for the three months ended March 31, 2001 and 2000, respectively. This increase in the estimated effective tax rate in first quarter 2001 primarily relates to anticipated decreases in tax exempt investment income.

LIQUIDITY AND CAPITAL RESOURCES


     It is anticipated that the liquidity requirements of CNA Surety will be met primarily by funds generated from operations. The principal sources of operating cash flows are premiums, investment income, and sales and maturities of investments. CNA Surety also may generate funds from additional borrowings under the credit facility described below. The primary cash flow uses are payments for claims, operating expenses, federal income taxes, debt service for the credit facility, as well as dividends to CNA Surety stockholders. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At March 31, 2001, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $457.0 million of fixed income securities, $33.9 million of equity securities, $22.4 million of short-term investments, $5.3 million of other investments and $5.9 million of cash. At December 31, 2000, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $453.2 million of fixed income securities, $33.9 million of equity securities, $8.7 million of short-term investments, $5.1 million of other investments and $4.0 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At March 31, 2001, the parent company's invested assets consisted of $5.1 million of fixed income securities and $26.1 million of short-term investments and cash. At December 31, 2000, the parent company's invested assets consisted of $5.1 million of fixed income securities, $44.0 million of short-term investments and $2.0 million of cash.

     The Company's consolidated net cash flow provided by operating activities was $10.0 million for the three months ended March 31, 2001 and $40.4 million for the comparable period in 2000. The decrease in net cash flow provided by operating activities primarily relates to a large increases in reinsurance and other payables to affiliates in the prior period.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of up to $130 million. As of March 31, 2001, the Company has unused capacity under the revolver of approximately $50 million.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, was 0.30% at March 31, 2000 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.25% to 0.40%. As of March 31, 2001, the weighted average interest rate was 5.6% on the $80.0 million of outstanding borrowings. As of December 31, 2000, the weighted average interest rate was 6.9% on the $100.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of March 31, 2001, the Company was in compliance with all restrictions and covenants contained in the

Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances by September 30, 2002 with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

     In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at March 31, 2001 was $1.6 million.

     As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay operating expenses, meet debt service requirements, as well as to pay cash dividends. The payment of dividends by the insurance subsidiaries is subject to varying degrees of supervision by the insurance regulatory authorities in South Dakota and Texas. In South Dakota, where Western Surety and SBCA are domiciled, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. In Texas, where USA is domiciled, an insurance company may only declare or pay dividends to stockholders from the insurer's earned surplus. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer's surplus to policyholders or (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the appropriate insurance department prior to payment.

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2001 is based on statutory surplus and income at and for the year ended December 31, 2000. Without prior regulatory approval in 2001, CNA Surety's insurance subsidiaries may pay stockholder dividends of $60.2 million in the aggregate. CNA Surety received $20.0 million in dividends from its insurance subsidiaries during the first three months of 2001 and 2000.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $0.3 million for the three months ended March 31, 2001 and $0.8 million for the same period in 2000.

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

ITEM 1.   Legal Proceedings  -  None.

ITEM 2.   Changes in the Rights of the Company's Security Holders  -  None.

ITEM 3.   Defaults Upon Senior Securities  -  None.

ITEM 4.   Submission of Matters to a Vote of Security Holders  -  None.

ITEM 5.   Other Information  -  None.

ITEM 6.   Exhibits and Reports on Form 8-K:
          (a)    Exhibits:  -  None.

          (b)    Reports on Form 8-K:
                 March 12, 2001; CNA Surety Corporation Press Release issued on February 12, 2001.

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









Date:  May 11, 2001