Form 10-K/A
period 2000-12-31
CNA SURETY CORP
filed 2001-05-21
CIK 1044566

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
                            ------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            ------------------------

THE REGISTRANT HEREBY AMENDS FORM 10-K TO INCLUDE INFORMATION UNDER ITEM 7 WHICH WAS OMITTED FROM THE ORIGINAL FILING FOR THE YEAR ENDED DECEMBER 31, 2000 AS SET FORTH IN THE PAGES ATTACHED HERETO.

PART II:  ITEM 7. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

(TO INCLUDE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                            INDEX TO AMENDMENT NO. 1
                    ANNUAL REPORT ON FORM 10-K/A FILED WITH
                     THE SECURITIES AD EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                              PAGE
                                                                              ----
PART I
 Item 1.      Business....................................................      4
              General.....................................................      4
              Formation of CNA Surety and Merger..........................      4
              Proposed Tender Offer.......................................      4
              Description of Business.....................................      5
              Financial Strength Ratings..................................      5
              Product Information.........................................      5
              Marketing...................................................      9
              Underwriting................................................     10
              Competition.................................................     10
              Reinsurance.................................................     11
              Reserves for Unpaid Losses and Loss Adjustment Expenses.....     11
              Claims......................................................     13
              Asbestos and Environmental Claims...........................     13
              Regulation..................................................     14
              Investments.................................................     15
              Employees...................................................     16
 Item 2.      Properties..................................................     16
 Item 3.      Legal Proceedings...........................................     16
 Item 4.      Submission of Matters to a Vote of Security Holders.........     16
PART II
 Item 5.      Market for the Registrant's Common Stock and Related
              Stockholder Matters.........................................     17
 Item 6.      Selected Financial Data.....................................     17
 Item 7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     20
 Item 7a      Quantitative and Qualitative Discussions About Market
              Risk........................................................     20
 Item 8.      Financial Statements and Supplementary Data.................     20
 Item 9.      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     20
PART III
 Item 10.     Directors and Executive Officers of the Registrant..........     21
 Item 11.     Executive Compensation......................................     21
 Item 12.     Security Ownership of Certain Beneficial Owners and
              Management..................................................     21
 Item 13.     Certain Relationships and Related Transactions..............     21
PART IV
 Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................     21

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


Dated: May 21, 2001

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

                                                              PAGE
                                                              ----
FINANCIAL STATEMENT SCHEDULES:
Schedule I -- Summary of Investments........................    21
Schedule II -- Condensed Financial Information of
  Registrant................................................    22
Schedule III -- Supplementary Insurance Information.........    25
Schedule IV -- Reinsurance..................................    26
Schedule V -- Valuation and Qualifying Accounts.............    27
Schedule VI -- Supplemental Information Concerning
  Property -- Casualty Insurance Operations.................    28

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                PAGE
                                                                ----
     (a)(1) Financial Statements:
             A separate index to the Consolidated Financial
             Statements is presented in Part II, Item 8.....      18

     (a)(2) Financial Statement Schedules:
             Independent Auditors' Report...................      20
             Schedule I -- Summary of Investments...........      21
             Schedule II -- Condensed Financial Information
             of Registrant..................................      22
             Schedule III -- Supplementary Insurance
             Information....................................      25
             Schedule IV -- Reinsurance.....................      26
             Schedule V -- Valuation and Qualifying
             Accounts.......................................      27
             Schedule VI -- Supplemental Information
             Concerning Property -- Casualty Insurance
             Operations.....................................      28

     (a)(3) Exhibits........................................      29

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