Form 10-Q
period 2001-06-30
CNA SURETY CORP
filed 2001-08-13
CIK 1044566

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

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

     42,755,454 shares of Common Stock, $.01 par value as of August 3, 2001.

                     CNA SURETY CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                                                                     Page
                                                                                                                     ----
 Part I.   Financial Information (Unaudited):

           Item 1. Condensed Consolidated Financial Statements:

                   Independent Accountants' Report................................................................     3

                   Condensed Consolidated Balance Sheets at June 30, 2001 and
                   at December 31, 2000...........................................................................     4

                   Condensed Consolidated Statements of Income for the Three- and Six- Months
                   Ended June 30, 2001 and 2000...................................................................     5

                   Condensed Consolidated Statements of Stockholders' Equity for the Six
                   Months Ended June 30, 2001 and 2000............................................................     6

                   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                   June 30, 2001 and 2000.........................................................................     7

                   Notes to Condensed Consolidated Financial Statements at June 30, 2001 .........................     8

           Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..........................................................................    12

 Part II.  Other Information:

           Item 1. Legal Proceedings..............................................................................    21

           Item 2. Changes in the Rights of the Company's Security Holders........................................    21

           Item 3. Defaults Upon Senior Securities................................................................    21

           Item 4. Submission of Matters to a Vote of Security Holders............................................    21

           Item 5. Other Information..............................................................................    22

           Item 6. Exhibits and Reports on Form 8-K ..............................................................    22

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000 and the related condensed consolidated statements of stockholders' equity and of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Chicago, Illinois
July 30, 2001

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        (Unaudited)
                                                                                           June 30,    December 31,
                                                                                            2001           2000
                                                                                        -----------      ---------
ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $448,556 and $453,570) ....     $ 454,667      $ 458,284
  Equity securities, at fair value (cost: $41,703 and $37,761) ......................        36,694         33,927
  Short-term investments, at cost (approximates fair value) .........................        43,246         52,660
  Other investments, at fair value ..................................................         5,122          5,154
  Cash ..............................................................................         6,431          5,950
                                                                                          ---------      ---------
     Total invested assets and cash .................................................       546,160        555,975
Deferred policy acquisition costs ...................................................        95,381         91,403
Insurance receivables:
  Premiums, including $34,694 and $31,607 from affiliates ...........................        45,551         41,207
  Reinsurance, including $12,858 and $13,349 from affiliates ........................        84,665         75,330
Intangible assets  (net of accumulated amortization:  $22,474 and $19,426) ..........       146,834        149,882
Property and equipment, at cost (less accumulated
  depreciation: $14,810 and $13,677) ................................................        15,282         15,332
Prepaid reinsurance premiums ........................................................         4,913          2,532
Receivables for securities sold .....................................................            --         10,406
Other assets ........................................................................         7,881          8,501
                                                                                          ---------      ---------
       Total assets .................................................................     $ 946,667      $ 950,568
                                                                                          =========      =========


LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses ........................................     $ 206,523      $ 204,457
  Unearned premiums .................................................................       202,411        202,179
                                                                                          ---------      ---------
     Total reserves .................................................................       408,934        406,636
Debt ................................................................................        76,556        101,556
Deferred income taxes, net ..........................................................        21,908         19,700
Payable for securities purchased ....................................................         4,384             --
Current income taxes payable ........................................................         4,665          6,820
Reinsurance and other payables to affiliates ........................................         7,233          8,117
Other liabilities ...................................................................        34,440         33,707
                                                                                          ---------      ---------
     Total liabilities ..............................................................     $ 558,120      $ 576,536
                                                                                          ---------      ---------

Commitments and contingencies (Note 4)


STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 20,000 shares authorized; none issued
  and outstanding ...................................................................            --             --
Common stock, par value $.01 per share, 100,000 shares authorized; 44,194 shares issued and 42,751 shares outstanding at June 30, 2001 and 44,146 shares issued
  and 42,702 shares outstanding at December 31, 2000 ................................           442            441
Additional paid-in capital ..........................................................       253,825        253,497
Retained earnings ...................................................................       149,338        135,308
Accumulated other comprehensive income ..............................................           423            267
Treasury stock, at cost .............................................................       (15,481)       (15,481)
                                                                                          ---------      ---------
     Total stockholders' equity .....................................................       388,547        374,032
                                                                                          ---------      ---------
     Total liabilities and stockholders' equity .....................................     $ 946,667      $ 950,568
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   Three Months Ended        Six Months Ended
                                                                         June 30,                 June 30,
                                                                 ---------------------     ---------------------
                                                                   2001         2000         2001         2000
                                                                 --------     --------     --------     --------
Revenues:
  Net earned premiums ......................................     $ 78,850     $ 75,554     $155,599     $151,241
  Net investment income ....................................        7,480        7,267       15,215       14,468
  Net realized investment gains ............................          192          234          163          230
                                                                 --------     --------     --------     --------
                                                                   86,522       83,055      170,977      165,939
                                                                 --------     --------     --------     --------

Expenses:
  Net losses and loss adjustment expenses ..................       16,813       13,688       32,899       27,260
  Net commissions, brokerage and other underwriting ........       48,184       44,025       95,021       88,833
  Interest expense .........................................          957        1,729        2,545        3,350
  Non-recurring charge .....................................           --          500           --          500
  Amortization of intangible assets ........................        1,524        1,523        3,048        3,048
                                                                 --------     --------     --------     --------
                                                                   67,478       61,465      133,513      122,991
                                                                 --------     --------     --------     --------

Income before income taxes .................................       19,044       21,590       37,464       42,948
Income taxes ...............................................        6,701        7,483       13,177       14,728
                                                                 --------     --------     --------     --------
Net income .................................................     $ 12,343     $ 14,107     $ 24,287     $ 28,220
                                                                 ========     ========     ========     ========

Earnings per share .........................................     $   0.29     $   0.33     $   0.57     $   0.66
                                                                 ========     ========     ========     ========

Earnings per share, assuming dilution ......................     $   0.29     $   0.33     $   0.57     $   0.66
                                                                 ========     ========     ========     ========

Weighted average shares outstanding ........................       42,738       42,898       42,725       42,930
                                                                 ========     ========     ========     ========

Weighted average shares outstanding, assuming dilution .....       42,931       43,080       42,926       43,080
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                        Common                                               Accumulated
                                        Stock            Additional                             Other      Treasury       Total
                                        Shares    Common  Paid-In   Comprehensive Retained   Comprehensive   Stock    Stockholders'
                                      Outstanding  Stock  Capital       Income    Earnings   Income (Loss) (at cost)      Equity
                                      ----------- ------ ---------- ------------- ---------  ------------- ---------- -------------
Balance, December 31, 1999 ..........    43,006   $  441 $ 253,366                $  95,419    $ (11,150)  $ (11,772)   $ 326,304
Comprehensive income:
  Net income ........................        --       --        --    $  28,220      28,220           --          --       28,220
Other comprehensive income:
  Change in unrealized gains on
  securities (after income taxes),
  net of reclassification
  adjustment of $375 ................        --       --        --        1,837          --        1,837          --        1,837
                                                                      ---------
     Total comprehensive income .....                                 $  30,057
                                                                      =========
Purchase of treasury stock ..........      (110)      --        --                       --           --      (1,210)      (1,210)
Stock options exercised and other ...         3       --        23                       --           --          --           23
Dividends paid to stockholders ......        --       --        --                   (6,863)          --          --       (6,863)
                                       --------   ------ ---------                ---------    ---------   ---------    ---------
Balance, June 30, 2000 ..............    42,899   $  441 $ 253,389                $ 116,776    $  (9,313)  $ (12,982)   $ 348,311
                                       ========   ====== =========                =========    =========   =========    =========

Balance, December 31, 2000 ..........    42,702   $  441 $ 253,497                $ 135,308    $     267   $ (15,481)   $ 374,032
Comprehensive income:
  Net income ........................        --       --        --    $  24,287      24,287           --          --       24,287
Other comprehensive income:
  Change in unrealized gains on
  securities (after income taxes),
  net of reclassification
  adjustment of $152.................        --       --        --          156          --          156          --          156
                                                                      ---------
     Total comprehensive income .....                                 $  24,443
                                                                      =========

Purchase of treasury stock ..........        --       --        --                       --           --          --           --
Stock options exercised and other ...        49        1       328                       --           --          --          329
Dividends paid to stockholders ......        --       --        --                  (10,257)          --          --      (10,257)
                                       --------   ------ ---------                ---------    ---------   ---------    ---------
Balance, June 30, 2001 ..............    42,751   $  442 $ 253,825                $ 149,338    $     423   $ (15,481)   $ 388,547
                                       ========   ====== =========                =========    =========   =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                            ----------------------
                                                                                              2001          2000
                                                                                            --------      --------
OPERATING ACTIVITIES:
  Net income ..........................................................................     $ 24,287      $ 28,220
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ....................................................        4,761         4,602
     Accretion of bond discount, net ..................................................          394           606
     Net realized investment losses ...................................................         (163)         (230)
  Changes in:
     Insurance receivables ............................................................      (13,679)        6,617
     Reserve for unearned premiums ....................................................          232         8,045
     Reserve for unpaid losses and loss adjustment expenses ...........................        2,066         8,236
     Deferred policy acquisition costs ................................................       (3,978)       (8,474)
     Deferred income taxes, net .......................................................        2,065         2,338
     Reinsurance and other payables to affiliates .....................................         (884)       (3,104)
     Other assets and liabilities, net ................................................       (2,716)       (8,225)
                                                                                            --------      --------

       Net cash provided by operating activities ......................................       12,385        38,631
                                                                                            --------      --------

INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases ........................................................................      (72,060)      (70,472)
     Maturities .......................................................................       43,556        53,048
     Sales ............................................................................       33,287         7,197
  Purchases of equity securities ......................................................       (4,446)       (7,961)
  Proceeds from the sale of equity securities .........................................          505         5,621
  Changes in short-term investments ...................................................        9,414        (7,964)
  Purchases of property and equipment .................................................       (1,974)       (2,863)
  Changes in receivables/payables for securities sold/purchased, net ..................       14,791        (4,048)
  Other, net ..........................................................................           86           168
                                                                                            --------      --------

       Net cash provided by (used in) investing activities ............................       23,159       (27,274)
                                                                                            --------      --------

FINANCING ACTIVITIES:
  Principal payments on long-term debt ................................................      (25,000)           --
  Dividends to stockholders ...........................................................      (10,257)       (6,864)
  Purchase of treasury stock ..........................................................           --        (1,210)
  Other ...............................................................................          194            18
                                                                                            --------      --------

       Net cash used in financing activities ..........................................      (35,063)       (8,056)
                                                                                            --------      --------

Increase in cash ......................................................................          481         3,301
Cash at beginning of period ...........................................................        5,950         7,237
                                                                                            --------      --------
Cash at end of period .................................................................     $  6,431      $ 10,538
                                                                                            ========      ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest .........................................................................     $  2,537      $  3,829
     Income taxes .....................................................................     $ 12,650      $ 13,050


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

Basis of Presentation
     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2000 Annual Report to Shareholders. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 2000 Financial Statements to conform with the presentation in the 2001 Condensed Consolidated Financial Statements.

Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 was subsequently amended by SFAS No. 137, which delayed the effective date by one year, and SFAS No. 138, which clarified four areas which were causing difficulties in implementation. SFAS No. 133 requires the recognition of all derivative financial instruments, including embedded derivative instruments, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. A derivative that does not qualify as a hedge will be marked to fair value through earnings. The transition adjustments resulting from adoption must be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company has adopted this standard effective January 1, 2001, such adoption did not have an impact on the Company's financial position or results of operations.

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

     On April 1, 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 99-20, RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS ("EITF 99-20"). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. This issue did not have a significant impact on the results of operations or equity of the Company.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 and No. 142 entitled "Business Combinations" ("SFAS No. 141") and "Goodwill and Other Intangible Assets" ("SFAS No. 142"), respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss for the excess of the carrying amount of an intangible asset over its fair value would be recognized as a charge to operations. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of Statement No. 142 effective January 1, 2002. The Company has not completed a full analysis of the impact of SFAS No. 142, but anticipates the adoption of SFAS No. 142 will have a favorable impact on the Company's reported net income as amortization of goodwill, currently $5.1 million annually, will cease. The Company will have to review its accounting for intangible assets and the related $1.0 million in annual amortization expense under SFAS No. 142.

2.   INVESTMENTS

     The estimated amortized cost and fair value of fixed income securities held by CNA Surety at June 30, 2001 and December 31, 2000, by investment category, were as follows (dollars in thousands):

                                                                           Gross       Gross
                                                        Amortized Cost  Unrealized   Unrealized   Estimated Fair
June 30, 2001                                              or Cost        Gains        Losses         Value
------------------------------------------------------  --------------  ----------   ----------   --------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury ...................................     $ 15,206      $    234     $    (82)     $ 15,358
     U.S. Agencies ...................................       55,567         1,379         (685)       56,261
     Collateralized mortgage obligations .............          652             3           (3)          652
     Mortgage pass-through securities ................       34,856           256         (214)       34,898
Obligations of states and political subdivisions .....      199,330         5,512         (607)      204,235
Corporate bonds ......................................       82,291         1,008       (1,529)       81,770
Non-agency collateralized mortgage obligations .......        7,293           125          (41)        7,377
Other asset-backed securities:
  Second mortgages/home equity loans .................       16,918           272            0        17,190
  Credit card receivables ............................       10,426           178         (104)       10,500
  Manufactured housing ...............................        7,540           235          (70)        7,705
  Other ..............................................        1,032            73           (1)        1,104
Redeemable preferred stock ...........................       17,445           196          (24)       17,617
                                                           --------      --------     --------      --------
     Total fixed income securities ...................      448,556         9,471       (3,360)      454,667

Equity securities ....................................       41,703         3,054       (8,063)       36,694
                                                           --------      --------     --------      --------
     Total ...........................................     $490,259      $ 12,525     $(11,423)     $491,361
                                                           ========      ========     ========      ========

                                                                           Gross       Gross
                                                        Amortized Cost   Unrealized  Unrealized   Estimated Fair
December 31, 2000                                          or Cost         Gains        Losses        Value
------------------------------------------------------  --------------   ----------  ----------   --------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury ...................................     $ 19,727       $    279     $     (8)     $ 19,998
     U.S. Agencies ...................................       52,760          1,835         (212)       54,383
     Collateralized mortgage obligations .............        1,098              1           (9)        1,090
     Mortgage pass-through securities ................       42,054            149         (189)       42,014
Obligations of states and political subdivisions .....      208,423          5,136         (929)      212,630
Corporate bonds ......................................       62,055            675       (2,011)       60,719
Non-agency collateralized mortgage obligations .......       12,319             70         (132)       12,257
Other asset-backed securities:
  Second mortgages/home equity loans .................       18,043            160         (210)       17,993
  Credit card receivables ............................       10,490            106           (5)       10,591
  Manufactured housing ...............................       12,967            143         (235)       12,875
  Other ..............................................        1,272             69           (3)        1,338
Redeemable preferred stock ...........................       12,362             89          (55)       12,396
                                                           --------       --------     --------      --------
     Total fixed income securities ...................      453,570          8,712       (3,998)      458,284

Equity securities ....................................       37,761          3,562       (7,396)       33,927
                                                           --------       --------     --------      --------
     Total ...........................................     $491,331       $ 12,274     $(11,394)     $492,211
                                                           ========       ========     ========      ========

3.   REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                                                              Six Months Ended June 30,
                                                                -------------------------------------------------------
                                                                          2001                          2000
                                                                -------------------------    --------------------------
                                                                   Written       Earned        Written         Earned
                                                                -----------   -----------    -----------   ------------
Direct........................................................  $    64,156   $    57,006    $    58,601   $     52,686
Assumed from affiliates.......................................       97,110       104,086        104,430        104,631
Ceded.........................................................       (7,815)       (5,493)        (5,442)        (6,076)
                                                                -----------   -----------    -----------    -----------
                                                                $   153,451   $   155,599    $   157,589    $   151,241
                                                                ===========   ===========    ===========    ===========

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses was as follows (dollars in thousands):

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                           --------------------------
                                                                                              2001            2000
                                                                                           -----------    -----------
Gross losses and loss adjustment expenses...............................................   $    50,684    $    53,896
Ceded amounts...........................................................................       (17,785)       (26,636)
                                                                                           -----------    -----------
Net losses and loss adjustment expenses.................................................   $    32,899    $    27,260
                                                                                           ===========    ===========

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

RESULTS OF OPERATIONS

     CNA SURETY RESULTS FOR THREE- AND SIX- MONTHS ENDED JUNE 30, 2001 AND 2000

     The components of net income for the Company for the three and six months ended June 30, 2001 and 2000 are summarized as follows (dollars in thousands, except per share amounts):

                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                                -------------------------      --------------------------
                                                                   2001           2000            2001            2000
                                                                ----------     ----------      ----------      ----------
      Total revenues................................            $   86,522     $   83,055      $  170,977      $  165,939
                                                                ==========     ==========      ==========      ==========

      Underwriting income...........................            $   13,853     $   17,841      $   27,679      $   35,148
      Net investment income.........................                 7,480          7,267          15,215          14,468
      Net realized investment gains.................                   192            234             163             230
      Interest expense..............................                   957          1,729           2,545           3,350
      Non-recurring charge..........................                    --            500              --             500
      Amortization of intangible assets.............                 1,524          1,523           3,048           3,048
                                                                ----------     ----------      ----------      ----------
      Income before income taxes....................                19,044         21,590          37,464          42,948
      Income taxes..................................                 6,701          7,483          13,177          14,728
                                                                ----------     ----------      ----------      ----------
      Net income....................................            $   12,343     $   14,107      $   24,287      $   28,220
                                                                ==========     ==========      ==========      ==========

      Net income per share..........................            $     0.29     $     0.33      $     0.57      $     0.66
                                                                ==========     ==========      ==========      ==========

     Insurance Underwriting

     Underwriting results for the Company for the three and six months ended June 30, 2001 and 2000 are summarized in the following table (dollars in thousands):

                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                                ------------------------       -------------------------
                                                                   2001           2000            2001            2000
                                                                ---------      ---------       ---------       ---------
      Gross written premiums........................            $  85,782      $  82,376       $ 161,266       $ 163,031
                                                                =========      =========       =========       =========

      Net written premiums..........................            $  80,824      $  78,410       $ 153,451       $ 157,589
                                                                =========      =========       =========       =========

      Net earned premiums...........................            $  78,850      $  75,554       $ 155,599       $ 151,241
      Net losses and loss adjustment expenses.......               16,813         13,688          32,899          27,260
      Net commissions, brokerage and other..........               48,184         44,025          95,021          88,833
                                                                ---------      ---------       ---------       ---------
      Underwriting income...........................            $  13,853      $  17,841       $  27,679       $  35,148
                                                                =========      =========       =========       =========

      Loss ratio....................................                 21.3%          18.1%           21.1%           18.0%
      Expense ratio.................................                 61.1           58.3            61.1            58.8
                                                                ---------      ---------       ---------       ---------
      Combined ratio................................                 82.4%          76.4%           82.2%           76.8%
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

     Gross written premiums are shown in the table below (dollars in thousands):

                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                                -------------------------      --------------------------
                                                                   2001           2000            2001            2000
                                                                ----------     ----------      ----------      ----------
      Contract......................................            $   48,012     $   42,152      $   86,344      $   79,567
      Commercial....................................                31,432         33,739          60,423          69,486
      Fidelity and other............................                 6,338          6,485          14,499          13,978
                                                                ----------     ----------      ----------      ----------
                                                                $   85,782     $   82,376      $  161,266      $  163,031
                                                                ==========     ==========      ==========      ==========

     Gross written premiums increased 4.1% to $85.8 million, for the three months ended June 30, 2001 over the comparable period in 2000. The impact of the change in the timing of recording written premiums for the three months ended June 30, 2001, as compared to 2000, was insignificant. Excluding the discontinuance of the CNA Reinsurance Company, Limited (London) ("CNA Re") assumed international credit and surety business, core direct gross written premiums increased 8.1%. Contract surety accounted for the majority of this increase with growth of 13.9% to $48.0 million in gross written premiums as compared to 2000. This increase is primarily attributable to continued strength in public construction nationwide particularly highway and road, airport and school related projects. Gross written premiums for core direct commercial surety (excluding international reinsurance business assumed from CNA Re) increased 2.3% to $31.4 million, for the three months ended June 30, 2001 reflecting increased business with key distribution partners. Fidelity and other products decreased 2.3% to $6.3 million for the three months ended June 30, 2001 as compared to the same period in 2000.

     Gross written premiums decreased 1.1% to $161.3 million for the six months ended June 30, 2001 over the comparable period in 2000. Six month gross written premium reflects a decrease associated with the change in the timing of recording written premiums of $10.2 million and the discontinuance of the CNA Re assumed international credit and surety business of $6.0 million. Excluding international reinsurance business assumed from CNA Re, core direct gross processed premiums increased 9.2% to $171.5 million with contract surety and commercial surety up 10.2% and 8.2%, respectively. These increases were primarily due to continued strength in public construction spending for contract surety and reflect increased commercial business with key distribution partners and positive fluctuations in large commercial account activity.

     Gross written premiums for contract surety increased 8.5% to $86.3 million, for the six months ended June 30, 2001. Gross written premiums for core direct commercial surety (excluding international reinsurance business assumed from CNA
Re) decreased 4.8% to $60.4 million. Fidelity and other products increased 3.7% to $14.5 million for the six months ended June 30, 2001 as compared to the same period in 2000.

     Net written premiums are shown in the table below (dollars in thousands):

                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                                -------------------------      --------------------------
                                                                   2001           2000            2001            2000
                                                                ----------     ----------      ----------      ----------
      Contract......................................            $   43,512     $   38,546      $   79,279      $   74,476
      Commercial....................................                30,974         33,354          59,673          68,669
      Fidelity and other............................                 6,338          6,510          14,499          14,444
                                                                ----------     ----------      ----------      ----------
                                                                $   80,824     $   78,410      $  153,451      $  157,589
                                                                ==========     ==========      ==========      ==========

     For the three months ended June 30, 2001, net written premiums increased 3.1% to $80.8 million as compared to the same period in 2000, reflecting the aforementioned gross production changes partially offset by higher reinsurance costs. The reinsurance costs reflected in ceded premiums are based upon reinsurers' loss experience under the Company's surety excess of loss reinsurance contract. Due primarily to increased large losses reported to the Company's excess of loss reinsurers, ceded written premiums increased $1.2 million to $5.2 million for the three months ended June 30, 2001. Net written premiums for contract surety business increased 12.9% To $43.5 million. Net written premiums for commercial surety, excluding international reinsurance business assumed, increased 2.0% to $31.0 million for the second quarter in 2001. The fidelity and other products decreased 2.6% to $6.3 million, for the second quarter in 2001 as compared to the same period in 2000.

     For the first half of 2001, net written premiums decreased 2.6% to $153.5 million, over the comparable period in 2000 with contract surety up 6.4% and core commercial surety down 4.8%. The fidelity and other book of business increased 0.4% to $14.5 million, for the six months ended june 30, 2001 as compared to the same period in 2000.

     Since the second half of calendar year 1999, the Company has experienced an increase in claim severity in the most recent accident years, primarily with respect to large commercial risks. As a result of this increase in large loss activity where the Company cedes loss amounts in excess of $5 million per principal under its excess of loss reinsurance program, CNA Surety is paying higher costs for reinsurance. Given the current economic weakness, the Company's reinsurance costs are unlikely to return to historical levels in 2001. The higher reinsurance costs will have an adverse impact on the Company's future results of operations.

     Underwriting Income

     Underwriting income decreased 22.4% to $13.9 million for the three months ended June 30, 2001 compared to $17.8 million for the same period in 2000. This decrease is primarily due to higher incurred losses. Increased claim severity, primarily in large commercial risks, has reduced underwriting profits by increasing the estimates of incurred losses for more recent accident years. The period to period changes in underwriting income reflect a 22.8% increase in net losses and loss adjustment expenses. Underwriting income decreased 21.3% to $27.7 million for the six months ended June 30, 2001 compared to the same period in 2000. The six month period to period change in underwriting income reflects a 20.7% increase in net losses and loss adjustment expenses.

     Loss Ratio

     The loss ratios for the three months ended June 30, 2001 and 2000 were 21.3% and 18.1%, respectively. The loss ratios included $0.1 million of net unfavorable loss reserve development and $1.8 million of net favorable loss reserve development for the three months ended June 30, 2001 and 2000, respectively. Excluding the impact of loss reserve development, the loss ratios would have been 21.2% and 20.5% for the period ended June 30, 2001 and June 30, 2000, respectively. The surety business assumed from CCC and CIC is subject to an aggregate stop loss reinsurance contract between CCC and the Company that limits the Company's accident year net loss ratio on this business to 24% for accident years 1997 (October 1, 1997 to December 31, 1997), 1998, 1999 and 2000.
For the six months ended June 30, 2001 and 2000, the loss ratios were 21.1% and 18.0%, respectively. The loss ratios included $0.2 million and $3.9 million of net favorable reserve development for the six months ended June 30, 2001 and 2000, respectively. Excluding the impact of the favorable reserve development, the loss ratios would have been 21.2% and 20.6% for the six month periods ended June 30, 2001 and June 30, 2000, respectively. The increases in the adjusted loss ratio for the three and six month periods in 2001 relate primarily to higher incurred losses and changes in business mix.

     Expense Ratio

     The expense ratio increased to 61.1% for the three months ended June 30, 2001 compared to 58.3% for the same period in 2000. For the six months ended June 30, 2001, the expense ratio increased to 61.1% from 58.8% for the same period in 2000. The increase in the expense ratio for the three- and six- months ended June 30, 2001 primarily reflects higher operating costs, primarily technology related expenditures, and the impact of higher reinsurance costs on net earned premiums. For the first half of 2001, net earned premiums increased 2.9% and operating expenses increased at a higher rate of 7.0%, primarily associated with increased technology related expenditures.

     Investment Income

     For the three months ended June 30, 2001, net investment income was $7.5 million compared to net investment income for the three months ended June 30, 2000 of $7.3 million. The increase in investment income primarily reflects higher average invested assets. The annualized pretax yields for the Company's equity and fixed income portfolio were 5.5% and 5.4% for the three months ended June 30, 2001 and 2000, respectively. The annualized after-tax yields for the Company's equity and fixed income portfolio were 4.0% and 4.1% for the three months ended June 30, 2001 and 2000, respectively. Net investment income for the six months ended June 30, 2001 and 2000 was $15.2 million and $14.5 million, respectively. The average pretax yields were 5.6% for the six months ended June 30, 2001 and 2000. The annualized after-tax yields for the Company's equity and fixed income portfolio were 4.1% and 4.2% for the six months ended June 30, 2001 and 2000, respectively.

     Net realized investment gains were approximately $0.2 million for the three and six months ended June 30, 2001 and 2000.

     Analysis of Other Operations

     Amortization expense was $1.5 million for the three months ended June 30, 2001 and 2000. For the six months ended June 30, 2001 and 2000, amortization of intangibles was $3.0 million. Intangible assets primarily represent goodwill and identified intangibles arising from the acquisition of Capsure. Intangible assets are generally amortized over 30 years.

     Interest expense decreased 44.7% for the second quarter of 2001 as compared to the same period in 2000, primarily due to lower outstanding debt levels and lower interest rates. Average debt outstanding was $78.0 million for the second quarter in 2001 compared to $101.9 million in the second quarter of 2000. The weighted average interest rate for the three months ended June 30, 2001 was 4.7% compared to 6.5% for the same period in 2000. Interest expense decreased 24.0% for the first six months of 2001 as compared to the same period in 2000. Average debt outstanding was $89.4 million for the first six months in 2000 compared to $101.9 million in the first six months of 2000. The weighted average interest rate for the six months ended June 30, 2001 was 5.4% compared to 6.4% for the same period in 2000.

     Income Taxes

     Income tax expense was $6.7 million and $7.5 million and the effective income tax rates were 35.2% and 34.7% for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, income tax expense was $13.2 million and $14.7 million and the effective income tax rates were 35.2% and 34.3%, respectively. The increases in the estimated effective tax rate in 2001 primarily relates to anticipated decreases in tax exempt investment income.

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

     On May 16, 2001, the CNA Surety Board of Directors increased the quarterly dividend from $0.09 to $0.15 per share beginning with the quarterly dividend payable on July 5, 2001.

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At June 30, 2001, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $449.7 million of fixed income securities, $36.7 million of equity securities, $12.0 million of short-term investments, $5.1 million of other investments and $4.4 million of cash. At December 31, 2000, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $453.2 million of fixed income securities, $33.9 million of equity securities, $8.7 million of short-term investments, $5.1 million of other investments and $4.0 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At June 30, 2001, the parent company's invested assets consisted of $5.0 million of fixed income securities and $31.3 million of short-term investments and $2.0 million of cash. At December 31, 2000, the parent company's invested assets consisted of $5.1 million of fixed income securities, $44.0 million of short-term investments and $2.0 million of cash.

     The Company's consolidated net cash flow provided by operating activities was $12.4 million for the six months ended June 30, 2001 and $38.6 million for the comparable period in 2000. The decrease in net cash flow provided by operating activities primarily relates to increases in insurance receivables, primarily reinsurance recoverables, and higher net loss payments in the current period.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of up to $130 million. As of June 30, 2001, the Company has unused capacity under the revolver of approximately $55 million.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, was 0.30% at June 30, 2001 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.25% to 0.40%. As of June 30, 2001, the weighted average interest rate was 4.0% on the $75.0 million of outstanding borrowings. As of December 31, 2000, the weighted average interest rate was 6.9% on the $100.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of June 30, 2001, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances by September 30, 2002 with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

     In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at June 30, 2001 was $1.6 million.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2001 is based on statutory surplus and income at and for the year ended December 31, 2000. Without prior regulatory approval in 2001, CNA Surety's insurance subsidiaries may pay stockholder dividends of $60.2 million in the aggregate. CNA Surety received $35.0 million in dividends from its insurance subsidiaries during the first six months of 2001 and $20.0 million in the first six months of 2000.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $12.2 million for the six months ended June 30, 2001 and $15.2 million for the same period in 2000.


     CNA Surety management believes that it will have sufficient available resources to meet its present capital needs.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 and No. 142 entitled "Business Combinations" ("SFAS No. 141") and "Goodwill and Other Intangible Assets" ("SFAS No. 142"), respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss for the excess of the carrying amount of an intangible asset over its fair value would be recognized as a charge to operations. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of Statement No. 142 effective January 1, 2002. The Company has not completed a full analysis of the impact of SFAS No. 142, but anticipates the adoption of SFAS No. 142 will have a favorable impact on the Company's reported net income as amortization of goodwill, currently $5.1 million annually, will cease. The Company will have to review its accounting for intangible assets and the related $1.0 million in annual amortization expense under SFAS No. 142.

                     CNA SURETY CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings - None.

ITEM 2.        Changes in the Rights of the Company's Security Holders - None.

ITEM 3.        Defaults Upon Senior Securities - None.

ITEM 4.        Submission of Matters to a Vote of Security Holders -

               At the Annual Meeting of Shareholders of CNA Surety Corporation held on May 15, 2001, the Company's shareholders voted on the following proposals. The number of shares issued, outstanding and eligible to vote as of the record date of March 19, 2001 were 42,724,558. Proxies representing 40,890,003 shares or 96 percent of the eligible voting shares were tabulated.

               PROPOSAL I
               Election of Directors.
                                         Number of Shares/Votes
                                         ----------------------

                                       For             Authority Withheld
                                       ---             ------------------
               Giorgio Balzer       40,496,888               393,115
               Philip H. Britt      40,751,588               138,415
               Edward Dunlop        40,496,888               393,115
               Melvin Gray          40,496,888               393,015
               Joe P. Kirby         40,492,268               397,735
               Roy E. Posner        40,745,488               144,515
               Thomas F. Taylor     40,491,663               398,340
               Adrian M. Tocklin    40,745,633               144,370
               Mark C. Vonnahme     39,532,290             1,357,713

               PROPOSAL II
               To ratify the Board of Directors' appointment of the Company's independent auditors, Deloitte & Touche LLP for fiscal year 2001.

               For                  40,814,240
               Against                  71,507
               Abstain                   4,256

                     CNA SURETY CORPORATION AND SUBSIDIARIES

ITEM 5.        Other Information - None.

ITEM 6.        Exhibits and Reports on Form 8-K:
               (a)    Exhibits: - None.

               (b)    Reports on Form 8-K:
                      May 11, 2001; CNA Surety Corporation Press Release issued on April 30, 2001.
                      May 16, 2001; CNA Surety Corporation Press Release issued on May 16, 2001.

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



Date:  August 13, 2001