Form 10-Q
period 2001-09-30
CNA SURETY CORP
filed 2001-11-13
CIK 1044566

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

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

    42,754,856 shares of Common Stock, $.01 par value as of November 2, 2001.

                     CNA SURETY CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                                                                         Page
                                                                                                                         ----
 Part I.   Financial Information (Unaudited):

           Item 1.      Condensed Consolidated Financial Statements:

                        Independent Accountants' Report................................................................     3

                        Condensed Consolidated Balance Sheets at September 30, 2001 and
                        at December 31, 2000...........................................................................     4

                        Condensed Consolidated Statements of Income for the Three- and Nine- Months
                        Ended September 30, 2001 and 2000..............................................................     5

                        Condensed Consolidated Statements of Stockholders' Equity for the Nine
                        Months Ended September 30, 2001 and 2000.......................................................     6

                        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                        September 30, 2001 and 2000....................................................................     7

                        Notes to Condensed Consolidated Financial Statements at September 30, 2001 ....................     8

           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..........................................................................    12

 Part II.  Other Information:

           Item 1.      Legal Proceedings..............................................................................    21

           Item 2.      Changes in the Rights of the Company's Security Holders........................................    21

           Item 3.      Defaults Upon Senior Securities................................................................    21

           Item 4.      Submission of Matters to a Vote of Security Holders............................................    21

           Item 5.      Other Information..............................................................................    21

           Item 6.      Exhibits and Reports on Form 8-K ..............................................................    21


INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000 and the related condensed consolidated statements of stockholders' equity and of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Chicago, Illinois
October 29, 2001

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              (Unaudited)
                                                                                             September 30,         December 31,
                                                                                                  2001                 2000
                                                                                           -----------------    -----------------

  ASSETS Invested assets and cash:
    Fixed income securities, at fair value (amortized cost: $447,415 and $453,570)            $  463,620           $  458,284
    Equity securities, at fair value (cost: $41,649 and $37,761)...................               30,731               33,927
    Short-term investments, at cost (approximates fair value)......................               52,025               52,660
    Other investments, at fair value...............................................                5,212                5,154
    Cash                                                                                           9,348                5,950
                                                                                              ----------           ----------
       Total invested assets and cash..............................................              560,936              555,975
  Deferred policy acquisition costs................................................               93,365               91,403
  Insurance receivables:
    Premiums, including $33,165 and $31,607 from affiliates........................               43,254               41,207
    Reinsurance, including $14,703 and $13,349 from affiliates.....................               98,402               75,330
  Intangible assets (net of accumulated amortization: $23,999 and $19,426).........              145,310              149,882
  Property and equipment, at cost (less accumulated
    depreciation: $14,156 and $13,677).............................................               16,341               15,332
  Prepaid reinsurance premiums.....................................................                3,895                2,532
  Receivables for securities sold..................................................                   90               10,406
  Other assets.....................................................................                7,136                8,501
                                                                                              ----------           ----------
       Total assets................................................................           $  968,729           $  950,568
                                                                                              ==========           ==========


  LIABILITIES
  Reserves:
    Unpaid losses and loss adjustment expenses.....................................           $  219,425           $  204,457
    Unearned premiums..............................................................              203,521              202,179
                                                                                              ----------           ----------
       Total reserves..............................................................              422,946              406,636
  Debt ............................................................................               76,195              101,556
  Deferred income taxes, net.......................................................               22,413               19,700
  Current income taxes payable.....................................................               11,659                6,820
  Reinsurance and other payables to affiliates.....................................                5,369                8,117
  Other liabilities................................................................               33,279               33,707
                                                                                              ----------           ----------
       Total liabilities...........................................................           $  571,861           $  576,536
                                                                                              ----------           ----------

  Commitments and contingencies (Note 4)


  STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share, 20,000 shares authorized; none issued
    and outstanding................................................................                   --                   --
  Common stock, par value $.01 per share, 100,000 shares authorized; 44,202 shares issued and 42,753 shares outstanding at September 30, 2001 and 44,146 shares
  issued and 42,702 shares outstanding at December 31, 2000........................                  442                  441
  Additional paid-in capital.......................................................              253,898              253,497
  Retained earnings................................................................              154,938              135,308
  Accumulated other comprehensive income...........................................                3,143                  267
  Treasury stock, at cost..........................................................              (15,553)             (15,481)
                                                                                              ----------           ----------
       Total stockholders' equity..................................................              396,868              374,032
                                                                                              ----------           ----------
       Total liabilities and stockholders' equity..................................           $  968,729           $  950,568
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                        Three Months Ended             Nine Months Ended
                                                                          September 30,                  September 30,
                                                                 ------------------------------ -------------------------------
                                                                       2001            2000           2001            2000
                                                                 --------------- -------------- --------------- ---------------

  Revenues:
    Net earned premiums.........................................    $   81,931      $   73,541     $  237,530      $  224,782
    Net investment income.......................................         7,088           7,428         22,303          21,896
    Net realized investment gains (losses)......................           367             (39)           530             191
                                                                    ----------      -----------    ----------      ----------
                                                                        89,386          80,930        260,363         246,869
                                                                    ----------      ----------     ----------      ----------

  Expenses:
    Net losses and loss adjustment expenses.....................        17,068          11,683         49,967          38,943
    Net commissions, brokerage and other underwriting...........        51,748          46,325        146,769         135,158
    Interest expense............................................           803           1,809          3,348           5,159
    Non-recurring charge........................................            --              --             --             500
    Amortization of intangible assets...........................         1,525           1,525          4,573           4,573
                                                                    ----------      ----------     ----------      ----------
                                                                        71,144          61,342        204,657         184,333
                                                                    ----------      ----------     ----------      ----------

  Income before income taxes....................................        18,242          19,588         55,706          62,536
  Income taxes..................................................         6,228           6,250         19,405          20,978
                                                                    ----------      ----------     ----------      ----------
  Net income....................................................    $   12,014      $   13,338     $   36,301      $   41,558
                                                                    ==========      ==========     ==========      ==========

  Earnings per share............................................    $     0.28      $     0.31     $     0.85      $     0.97
                                                                    ==========      ==========     ==========      ==========

  Earnings per share, assuming dilution.........................    $     0.28      $     0.31     $     0.85      $     0.97
                                                                    ==========      ==========     ==========      ==========

  Weighted average shares outstanding...........................        42,758          42,909         42,736          42,922
                                                                    ==========      ==========     ==========      ==========

  Weighted average shares outstanding, assuming dilution........        42,945          43,001         42,939          43,056
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                     Common
                                                                     Stock                  Additional
                                                                     Shares       Common      Paid-In   Comprehensive     Retained
                                                                  Outstanding     Stock       Capital       Income        Earnings
                                                                  ------------ ----------- ------------ -------------- ------------
     Balance, December 31, 1999...................................   43,006      $   441    $ 253,366                   $ 95,419
     Comprehensive income:
       Net income.................................................       --           --           --    $  41,558        41,558
     Other comprehensive income:
       Change in unrealized gains (losses) on securities (after
       income taxes), net of reclassification adjustment
       of $520....................................................      --           --           --        5,202            --
                                                                                                         ---------
          Total comprehensive income..............................                                       $  46,760
                                                                                                         =========

     Purchase of treasury stock...................................     (110)          --           --                         --
     Stock options exercised......................................       20           --          114                         --
     Dividends paid to stockholders...............................       --           --           --                    (10,297)
                                                                    -------      -------    ---------                   --------
     Balance, September 30, 2000..................................   42,916      $   441    $ 253,480                   $126,680
                                                                    =======      =======    =========                   ========

     Balance, December 31, 2000...................................   42,702      $   441    $ 253,497                   $135,308
     Comprehensive income:
       Net income.................................................       --           --           --    $  36,301        36,301
     Other comprehensive income:
       Change in unrealized gains (losses) on securities (after
       income taxes), net of reclassification adjustment
       of $(130)..................................................       --           --           --        2,876            --
                                                                                                         ---------

          Total comprehensive income..............................                                       $  39,177
                                                                                                         =========

     Purchase of treasury stock...................................      (10)          --           --                         --
     Employee Stock Purchase Program issuance from treasury stock.        5           --           --                         --
     Stock options exercised and other............................       56            1          401                         --
     Dividends paid to stockholders...............................       --           --           --                    (16,671)
                                                                    -------      -------    ---------                   --------
     Balance, September 30, 2001..................................   42,753      $   442    $ 253,898                   $154,938
                                                                    =======      =======    =========                   ========


                                                                    Accumulated
                                                                       Other       Treasury       Total
                                                                   Comprehensive     Stock    Stockholders'
                                                                   Income (Loss)   (at cost)      Equity
                                                                  --------------- ----------- --------------
     Balance, December 31, 1999...................................  $ (11,150)     $(11,772)    $ 326,304
     Comprehensive income:
       Net income.................................................         --            --        41,558
     Other comprehensive income:
       Change in unrealized gains (losses) on securities (after
       income taxes), net of reclassification adjustment
       of $520....................................................      5,202            --         5,202

          Total comprehensive income..............................


     Purchase of treasury stock...................................         --        (1,210)       (1,210)
     Stock options exercised......................................         --            --           114
     Dividends paid to stockholders...............................         --            --       (10,297)
                                                                    ---------      --------     ---------
     Balance, September 30, 2000..................................  $  (5,948)     $(12,982)    $ 361,671
                                                                    ==========     =========    =========

     Balance, December 31, 2000...................................  $     267      $(15,481)    $ 374,032
     Comprehensive income:
       Net income.................................................         --            --        36,301
     Other comprehensive income:
       Change in unrealized gains (losses) on securities (after
       income taxes), net of reclassification adjustment
       of $(130)..................................................      2,876            --         2,876

          Total comprehensive income..............................


     Purchase of treasury stock...................................         --          (125)         (125)
     Employee Stock Purchase Program issuance from treasury stock.         --            53            53
     Stock options exercised and other............................         --            --           402
     Dividends paid to stockholders...............................         --            --       (16,671)
                                                                    ---------      --------     ---------
     Balance, September 30, 2001..................................  $   3,143      $(15,553)    $ 396,868
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                           --------------------------------------
                                                                                                  2001                 2000
                                                                                           -----------------    -----------------
  OPERATING ACTIVITIES:
    Net income.....................................................................           $   36,301           $   41,558
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...............................................                7,159                6,933
       Accretion of bond discount, net.............................................                  556                  822
       Net realized investment (gains).............................................                 (530)                (191)
    Changes in:
       Insurance receivables.......................................................              (25,119)               3,058
       Reserve for unearned premiums...............................................                1,342                9,805
       Reserve for unpaid losses and loss adjustment expenses......................               14,968               11,312
       Deferred policy acquisition costs...........................................               (1,962)              (8,433)
       Deferred income taxes, net..................................................                1,102                2,009
       Reinsurance and other payables to affiliates................................               (2,748)               3,734
       Other assets and liabilities................................................                4,949               (1,811)
                                                                                              ----------           -----------

         Net cash provided by operating activities.................................               36,018               68,796
                                                                                              ----------           ----------

  INVESTING ACTIVITIES:
    Fixed income securities:
       Purchases...................................................................              (94,242)             (92,226)
       Maturities..................................................................               56,265               56,783
       Sales.......................................................................               44,236               16,461
    Purchases of equity securities.................................................               (5,457)             (15,809)
    Proceeds from the sale of equity securities....................................                1,436                7,203
    Changes in short-term investments..............................................                  635              (13,967)
    Purchases of property and equipment............................................               (3,943)              (3,635)
    Changes in receivables/payables for securities sold/purchased, net.............               10,316               (5,418)
    Other, net.....................................................................                  (23)                  65
                                                                                              -----------          ----------

         Net cash provided by (used in) investing activities.......................                9,223              (50,543)
                                                                                              ----------           ----------

  FINANCING ACTIVITIES:
    Principal payments on long-term debt...........................................              (25,361)                (344)
    Dividends to stockholders......................................................              (16,671)             (10,297)
    Purchase of treasury stock.....................................................                 (125)              (1,210)
    Other..........................................................................                  314                   91
                                                                                              ----------           ----------

         Net cash used in financing activities.....................................              (41,843)             (11,760)
                                                                                              -----------          -----------

  Increase in cash.................................................................                3,398                6,493
  Cash at beginning of period......................................................                5,950                7,237
                                                                                              ----------           ----------
  Cash at end of period............................................................           $    9,348           $   13,730
                                                                                              ==========           ==========

  Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest....................................................................           $    3,344           $    5,604
       Income taxes................................................................               12,650               17,250


              The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
     The consolidated financial statements include the accounts of CNA Surety Corporation and all majority-owned subsidiaries.

Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation
     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2000 Annual Report to Shareholders. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 2000 Financial Statements to conform with the presentation in the 2001 Condensed Consolidated Financial Statements.

Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 was subsequently amended by SFAS No. 137, which delayed the effective date by one year, and SFAS No. 138, which clarified four areas which were causing difficulties in implementation. SFAS No. 133 requires the recognition of all derivative financial instruments, including embedded derivative instruments, as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of income when the hedged item affects earnings. A derivative that does not qualify as a hedge will be marked to fair value through earnings. The transition adjustments resulting from adoption must be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company has adopted this standard effective January 1, 2001, such adoption did not have an impact on the Company's financial position or results of operations.

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

     On April 1, 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. This issue did not have a significant impact on the results of operations or equity of the Company.

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 and No. 142 entitled "Business Combinations" ("SFAS No. 141") and "Goodwill and Other Intangible Assets" ("SFAS No. 142"), respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss for the excess of the carrying amount of an intangible asset over its fair value would be recognized as a charge to operations. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of Statement No. 142 effective January 1, 2002. The Company has not completed a full analysis of the impact of SFAS No. 142, but anticipates the adoption of SFAS No. 142 will increase the Company's reported net income as amortization of goodwill, currently $5.1 million annually, is expected to cease. The Company is currently reviewing its accounting for intangible assets and the related $1.0 million in annual amortization expense under SFAS No. 142.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 entitled "Accounting for Asset Retirement Obligations" ("SFAS No 143"). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this standard are effective for CNA Surety beginning January 1, 2003. The Company is in the process of quantifying the impact this new standard will have on the results of operations or equity of the Company.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this statement are effective for CNA Surety beginning January 1, 2002. The Company is in the process of quantifying the impact this new standard will have on the results of operations or equity of the Company.

2.   INVESTMENTS

     The estimated amortized cost and estimated fair value of fixed income and equity securities held by CNA Surety at September 30, 2001 and December 31, 2000, by investment category, were as follows (dollars in thousands):

                                                                               Gross               Gross
                                                      Amortized Cost or      Unrealized         Unrealized        Estimated Fair
  September 30, 2001                                         Cost              Gains               Losses             Value
  --------------------------------------------------- -------------------------------------- ------------------ -------------------
  Fixed income securities:
  U.S. Treasury securities and obligations of U.S.
    Government and agencies:
       U.S. Treasury.............................       $   15,422         $      858          $       --         $   16,280
       U.S. Agencies.............................           57,443              2,953                (706)            59,690
       Collateralized mortgage obligations.......              475                  4                  (2)               477
       Mortgage pass-through securities..........           26,734                741                  --             27,475
  Obligations of states and political subdivisions         199,514              8,672                 (29)           208,157
  Corporate bonds................................           81,896              2,721              (1,023)            83,594
  Non-agency collateralized mortgage obligations            13,516                139                 (42)            13,613
  Other asset-backed securities:
    Second mortgages/home equity loans...........           16,098                733                  --             16,831
    Credit card receivables......................           10,426                528                  --             10,954
    Manufactured housing.........................            7,427                373                  (3)             7,797
    Other........................................            1,024                140                  --              1,164
  Redeemable preferred stock.....................           17,440                196                 (48)            17,588
                                                        ----------         ----------          -----------        ----------
       Total fixed income securities.............          447,415             18,058              (1,853)           463,620

  Equity securities..............................           41,649              1,540             (12,458)            30,731
                                                        ----------         ----------          ----------         ----------
       Total.....................................       $  489,064         $   19,598          $  (14,311)        $  494,351
                                                        ==========         ==========          ===========        ==========

                                                                               Gross               Gross
                                                      Amortized Cost or      Unrealized         Unrealized        Estimated Fair
  December 31, 2000                                          Cost              Gains               Losses             Value
  --------------------------------------------------- -------------------------------------- ------------------ -------------------
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
                                                        ==========         ==========          ===========        ==========

3.   REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):


                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                          2001                          2000
                                                                -------------------------    --------------------------
                                                                   Written       Earned        Written         Earned
                                                                -----------   -----------    -----------   ------------

Direct........................................................  $    32,342   $    31,281    $    28,573   $     28,054
Assumed from affiliates.......................................       55,649        55,617         50,820         49,980
Ceded.........................................................       (3,933)       (4,967)        (4,267)        (4,493)
                                                                -----------   -----------    -----------    -----------
                                                                $    84,058   $    81,931    $    75,126    $    73,541
                                                                ===========   ===========    ===========    ===========

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                          2001                          2000
                                                                -------------------------    --------------------------
                                                                   Written       Earned        Written         Earned
                                                                -----------   -----------    -----------   ------------

Direct........................................................  $    96,498   $    88,287    $    87,174   $     80,740
Assumed from affiliates.......................................      152,759       159,703        155,250        154,611
Ceded.........................................................      (11,748)      (10,460)        (9,709)       (10,569)
                                                                -----------   -----------    -----------    -----------
                                                                $   237,509   $   237,530    $   232,715    $   224,782
                                                                ===========   ===========    ===========    ===========

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses was as follows (dollars in thousands):

                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                               ------------------
                                                                                              2001            2000
                                                                                           -----------    -----------

Gross loss and loss adjustment expenses.................................................   $    38,559    $    23,230
Ceded amounts...........................................................................       (21,491)       (11,547)
                                                                                           -----------    -----------
Net loss and loss adjustment expenses...................................................   $    17,068    $    11,683
                                                                                           ===========    ===========

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                               -------------------
                                                                                              2001            2000
                                                                                           -----------    -----------

Gross loss and loss adjustment expenses.................................................   $    89,243    $    77,126
Ceded amounts...........................................................................       (39,276)       (38,183)
                                                                                           -----------    -----------
Net loss and loss adjustment expenses...................................................   $    49,967    $    38,943
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

FORMATION OF CNA SURETY AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corp. ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into CNA Surety Corporation. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation owns approximately 89% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995.

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

RESULTS OF OPERATIONS

     CNA SURETY RESULTS FOR THREE- AND NINE- MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     The components of net income for the Company for the three and nine months ended September 30, 2001 and 2000 are summarized as follows (dollars in thousands, except per share amounts):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                             ------------------------------ -------------------------------
                                                                   2001           2000            2001            2000
                                                             ------------------------------ --------------- ---------------


      Total revenues................................            $   89,386     $   80,930      $  260,363      $  246,869
                                                                ==========     ==========      ==========      ==========

      Underwriting income...........................            $   13,115     $   15,533      $   40,794      $   50,681
      Net investment income.........................                 7,088          7,428          22,303          21,896
      Net realized investment gains (losses)........                   367            (39)            530             191
      Interest expense..............................                   803          1,809           3,348           5,159
      Non-recurring charge..........................                    --             --              --             500
      Amortization of intangible assets.............                 1,525          1,525           4,573           4,573
                                                                ----------     ----------      ----------      ----------
      Income before income taxes....................                18,242         19,588          55,706          62,536
      Income taxes..................................                 6,228          6,250          19,405          20,978
                                                                ----------     ----------      ----------      ----------
      Net income....................................            $   12,014     $   13,338      $   36,301      $   41,558
                                                                ==========     ==========      ==========      ==========

      Net income per share..........................            $     0.28     $     0.31      $     0.85      $     0.97
                                                                ==========     ==========      ==========      ==========

     Insurance Underwriting

     Underwriting results for the Company for the three and nine months ended September 30, 2001 and 2000 are summarized in the following table (dollars in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                             ------------------------------ -------------------------------
                                                                   2001           2000            2001            2000
                                                             ------------------------------ --------------- ---------------

      Gross written premiums........................            $  87,991      $  79,393       $ 249,257       $ 242,424
                                                                =========      =========       =========       =========

      Net written premiums..........................            $  84,058      $  75,126       $ 237,509       $ 232,715
                                                                =========      =========       =========       =========

      Net earned premiums...........................            $  81,931      $  73,541       $ 237,530       $ 224,782
      Net losses and loss adjustment expenses.......               17,068         11,683          49,967          38,943
      Net commissions, brokerage and other..........               51,748         46,325         146,769         135,158
                                                                ---------      ---------       ---------       ---------
      Underwriting income...........................            $  13,115      $  15,533       $  40,794       $  50,681
                                                                =========      =========       =========       =========


      Loss ratio....................................                 20.8%          15.9%           21.0%           17.3%
      Expense ratio.................................                 63.2           63.0            61.8            60.2
                                                                ---------      ---------       ---------       ---------
      Combined ratio................................                 84.0%          78.9%           82.8%           77.5%
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

     Effective January 1, 2001, the Company began recording written premium on the effective date of the bond, rather than recording on the date the bond is processed ("processed premium"). The change did not impact the recognition of net earned premium but did impact gross written premiums.

     Gross written premiums are shown in the table below (dollars in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                             ------------------------------ -------------------------------
                                                                   2001           2000            2001            2000
                                                             ------------------------------ --------------- ---------------

      Contract......................................            $   48,655     $   43,512      $  134,999      $  123,079
      Commercial....................................                32,510         29,446          92,933          98,932
      Fidelity and other............................                 6,826          6,435          21,325          20,413
                                                                ----------     ----------      ----------      ----------
                                                                $   87,991     $   79,393      $  249,257      $  242,424
                                                                ==========     ==========      ==========      ==========

     Gross written premiums increased 10.8%, or $8.6 million, for the three months ended September 30, 2001 over the comparable period in 2000. Gross written premium included an increase associated with the change in the timing of recording written premiums of $2.6 million. Gross processed premiums increased 7.6%, or $6.0 million, to $85.4 million with contract surety and commercial surety up 10.6% and 3.3%, respectively.

     Gross written premiums for contract surety increased 11.8%, or $5.2 million, to $48.7 million in gross written premiums as compared to 2000. This increase is primarily attributable to continued strength in public construction nationwide particularly highway and road, airport and school related projects. Gross written premiums for commercial surety increased 10.4%, or $3.0 million, to $32.5 million, for the three months ended September 30, 2001 primarily due to increases in the large commercial segment which benefited from pricing actions. Fidelity and other products increased 6.1%, or $0.4 million, to $6.8 million for the three months ended September 30, 2001 as compared to the same period in 2000.

     Gross written premiums increased 2.8%, or $6.9 million, to $249.3 million for the nine months ended September 30, 2001 over the comparable period in 2000. Nine month gross written premium increased despite a decrease associated with the change in the timing of recording written premiums of $7.6 million and the discontinuance of the CNA Re assumed international credit and surety business of $6.0 million. Excluding international reinsurance business assumed from CNA Re, core direct gross processed premiums increased 8.7%, or $20.5 million, to $256.9 million with contract surety and commercial surety up 10.4% and 6.7%, respectively. These increases were primarily due to continued strength in public construction spending for contract surety and increased large commercial account activity.

     Gross written premiums for contract surety increased 9.7%, or $11.9 million, to $135.0 million, for the nine months ended September 30, 2001. Gross written premiums for core direct commercial surety (excluding international reinsurance business assumed from CNA Re) was unchanged at $92.9 million. Fidelity and other products increased 4.5%, or $0.9 million, to $21.3 million for the nine months ended September 30, 2001 as compared to the same period in 2000.

     Net written premiums are shown in the table below (dollars in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                             ------------------------------ -------------------------------
                                                                   2001           2000            2001            2000
                                                             ------------------------------ --------------- ---------------

      Contract......................................            $   45,722     $   39,630      $  125,001      $  114,106
      Commercial....................................                31,510         29,058          91,183          97,727
      Fidelity and other............................                 6,826          6,438          21,325          20,882
                                                                ----------     ----------      ----------      ----------
                                                                $   84,058     $   75,126      $  237,509      $  232,715
                                                                ==========     ==========      ==========      ==========

     For the three months ended September 30, 2001, net written premiums increased 11.9%, or $9.0 million, to $84.1 million, reflecting the aforementioned gross production changes. Ceded written premiums decreased $0.3 million to $3.9 million for the third quarter of 2001. Net written premiums increased 15.4%, or $6.1 million, for the contract surety business. Commercial surety net written premiums increased 8.4%, or $2.4 million, for the three months ended September 30, 2001. The fidelity and other products increased 6.0%, or $0.4 million, to $6.8 million, for the third quarter in 2001 as compared to the same period in 2000.

     For the first nine months of 2001, net written premiums increased 2.1%, or $4.8 million, to $237.5 million with contract surety up 9.5% and commercial surety down 6.7%. The fidelity and other book of business increased 2.1%, or $0.4 million, to $21.3 million, for the nine months ended September 30, 2001 as compared to the same period in 2000.

     Since the second half of calendar year 1999, the Company has experienced an increase in claim severity in the most recent accident years, primarily with respect to large commercial risks. The increase in claim severity in more recent accident years has generally resulted in higher gross accident year loss ratios and greater losses ceded to our reinsurers under our $5 million per principal excess of loss reinsurance contract. CNA Surety is paying higher costs for reinsurance as a result of this loss experience. Recent discussions with the leading reinsurance companies on our treaty regarding the contract terms and conditions indicated that sufficient reinsurance capacity will likely be made available to us to continue operating as we have historically, but the cost and structure of this support may change. Such changes to our reinsurance arrangement could have a material adverse impact on the Company's future results of operations.

     Underwriting Income

     Underwriting income decreased 15.6% to $13.1 million for the three months ended September 30, 2001 compared to $15.5 million for the same period in 2000. This decrease is primarily due to higher incurred losses. Increased claim severity, primarily in large commercial risks, has reduced underwriting profits by increasing the estimates of incurred losses for more recent accident years. The period to period changes in underwriting income reflect a 46.1% increase in net losses and loss adjustment expenses. Underwriting income decreased 19.5% to $40.8 million for the nine months ended September 30, 2001 compared to the same period in 2000. The nine month period to period change in underwriting income reflects a 28.3% increase in net losses and loss adjustment expenses.

     Net Loss Ratio

     The net loss ratios for the three months ended September 30, 2001 and 2000 were 20.8% and 15.9%, respectively. The net loss ratios included $0.5 million of net unfavorable loss reserve development and $2.9 million of net favorable reserve development for the three months ended September 30, 2001 and 2000, respectively. Excluding the impact of the reserve development, the net loss ratios would have been 20.2% and 19.8% for the three month periods ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, the net loss ratios were 21.0% and 17.3%, respectively. The net loss ratios included $0.4 million of net unfavorable loss reserve development and $6.8 million of net favorable reserve development for the nine months ended September 30, 2001 and 2000, respectively. Excluding the impact of the reserve development, the net loss ratios would have been 20.8% and 20.3% for the nine month periods ended September 30, 2001 and 2000, respectively. The increases in the adjusted net loss ratio for the three and nine month periods in 2001 relate primarily to higher incurred losses. The surety business assumed from CCC and CIC is subject to an aggregate stop loss reinsurance contract between CCC and the Company that limits the Company's accident year net loss ratio on this business to 24% for accident years 1997 (October 1, 1997 to December 31, 1997), 1998, 1999 and 2000.


     Expense Ratio

     The expense ratio of 63.2% for the three months ended September 30, 2001 was comparable to a rate of 63.0% for the same period in 2000. For the nine months ended September 30, 2001, the expense ratio increased to 61.8% from 60.2% for the same period in 2000. The increase reflects higher reinsurance and operating costs, primarily technology related expenditures. For the first nine month of 2001, net earned premiums increased 5.7% and operating expenses increased at a higher rate of 8.6%.


     Investment Income

     For the three months ended September 30, 2001, net investment income decreased 4.6% to $7.1 million from $7.4 million for the same period in 2000. The decrease in investment income for the three months ended September 30, 2001 reflects the impact of lower investment yields and reduced invested assets primarily associated with increased dividend payments to shareholders and the retirement of debt. The average pretax yield was 5.2% and 5.6% for the three months ended September 30, 2001 and 2000, respectively. Net investment income for the nine months ended September 30, 2001 increased 1.9% to $22.3 million from $21.9 million for the same period in 2000. The average pretax yields were 5.4% and 5.6% for the nine months ended September 30, 2001 and 2000, respectively.

      For the nine months ended September 30, 2001, net realized investment gains were $0.5 million compared to $0.2 million for the same period in 2000.

     Analysis of Other Operations

     Amortization expense was $1.5 million for the three months ended September 30, 2001 and 2000. For the nine months ended September 30, 2001 and 2000, amortization of intangibles was $4.6 million. Intangible assets primarily represent goodwill and identified intangibles arising from the acquisition of Capsure. Intangible assets are generally amortized over 30 years.

     Interest expense decreased $1.0 million to $0.8 million for the third quarter of 2001 as compared to the same period in 2000, primarily due to lower outstanding debt levels and lower interest rates. Average debt outstanding was $76.3 million for the third quarter in 2001 compared to $101.7 million in the third quarter of 2000. The weighted average interest rate for the three months ended September 30, 2001 was 3.9% compared to 6.8% for the same period in 2000. Interest expense decreased 35.1% for the first nine months of 2001 as compared to the same period in 2000. Average debt outstanding was $85.0 million for the first nine months in 2000 compared to $101.8 million in the first nine months of 2000. The weighted average interest rate for the nine months ended September 30, 2001 was 4.9% compared to 6.5% for the same period in 2000.

     Income Taxes

     Income tax expense was $6.2 million and $6.3 million and the effective income tax rates were 34.1% and 31.9% for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, income tax expense was $19.4 million and $21.0 million and the effective income tax rates were 34.8% and 33.6%, respectively. The increases in the estimated effective tax rate in 2001 primarily relates to anticipated decreases in tax exempt investment income.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At September 30, 2001, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $458.6 million of fixed income securities, $30.7 million of equity securities, $22.3 million of short-term investments, $5.2 million of other investments and $5.6 million of cash. At December 31, 2000, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $453.2 million of fixed income securities, $33.9 million of equity securities, $8.7 million of short-term investments, $5.1 million of other investments and $4.0 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At September 30, 2001, the parent company's invested assets consisted of $5.0 million of fixed income securities and $29.7 million of short-term investments and $3.7 million of cash. At December 31, 2000, the parent company's invested assets consisted of $5.1 million of fixed income securities, $44.0 million of short-term investments and $2.0 million of cash.

     The Company's consolidated net cash flow provided by operating activities was $36.0 million for the nine months ended September 30, 2001 and $68.8 million for the comparable period in 2000. The decrease in net cash flow provided by operating activities primarily relates to increases in insurance receivables, primarily reinsurance recoverables, and higher net loss payments in the current period.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of up to $130 million. As of September 30, 2001, the Company has unused capacity under the revolver of approximately $55 million.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, was 0.30% at September 30, 2001 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.25% to 0.40%. As of September 30, 2001, the weighted average interest rate was 2.9% on the $75.0 million of outstanding borrowings. As of December 31, 2000, the weighted average interest rate was 6.9% on the $100.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of September 30, 2001, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances by September 30, 2002 with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

     In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at September 30, 2001 was $1.2 million.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2001 is based on statutory surplus and income at and for the year ended December 31, 2000. Without prior regulatory approval in 2001, CNA Surety's insurance subsidiaries may pay stockholder dividends of $60.2 million in the aggregate. CNA Surety received $35.0 million in dividends from its insurance subsidiaries during the first nine months of 2001 and 2000.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $18.2 million for the nine months ended September 30, 2001 and $21.3 million for the same period in 2000.


     CNA Surety management believes that it will have sufficient available resources, including capital support provided by its reinsurers, to meet its present capital needs.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 and No. 142 entitled "Business Combinations" ("SFAS No. 141") and "Goodwill and Other Intangible Assets" ("SFAS No. 142"), respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss for the excess of the carrying amount of an intangible asset over its fair value would be recognized as a charge to operations. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of Statement No. 142 effective January 1, 2002. The Company has not completed a full analysis of the impact of SFAS No. 142, but anticipates the adoption of SFAS No. 142 will increase the Company's reported net income as amortization of goodwill, currently $5.1 million annually, is expected to cease. The Company is currently reviewing its accounting for intangible assets and the related $1.0 million in annual amortization expense under SFAS No. 142.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 entitled "Accounting for Asset Retirement Obligations" ("SFAS No 143"). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this standard are effective for CNA Surety beginning January 1, 2003. The Company is in the process of quantifying the impact this new standard will have on the results of operations or equity of the Company.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this statement are effective for CNA Surety beginning January 1, 2002. The Company is in the process of quantifying the impact this new standard will have on the results of operations or equity of the Company.

                     CNA SURETY CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 1.        Legal Proceedings   -   None.

ITEM 2.        Changes in the Rights of the Company's Security Holders  -  None.

ITEM 3.        Defaults Upon Senior Securities  -  None.

ITEM 4.        Submission of Matters to a Vote of Security Holders  -  None.

ITEM 5.        Other Information  -  None.

ITEM 6.        Exhibits and Reports on Form 8-K:
               (a)    Exhibits:
                      None

               (b)    Reports on Form 8-K:
                      July 31, 2001; CNA Surety Corporation Press Release issued on July 30, 2001.
                      August 15, 2001; CNA Surety Corporation Press Release issued on August 14, 2001.
                      September 21, 2001; CNA Surety Corporation Press Release issued on September 17, 2001.

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









Date:  November 13, 2001