Form 10-K405
period 2001-12-31
CNA SURETY CORP
filed 2002-03-27
CIK 1044566

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates was $223.2 million based upon the closing price of $14.46 per share on March 8, 2002, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

     At March 8, 2001, 42,862,832 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the CNA Surety Corporation 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Report.

     Portions of the CNA Surety Corporation Proxy Statement prepared for the 2002 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I
 Item 1.      Business....................................................      3
              General.....................................................      3
              Formation of CNA Surety and Merger..........................      3
              Description of Business.....................................      3
              Financial Strength Ratings..................................      3
              Product Information.........................................      4
              Marketing...................................................      7
              Underwriting................................................      8
              Competition.................................................      8
              Reinsurance.................................................      8
              Reserves for Unpaid Losses and Loss Adjustment Expenses.....      9
              Claims......................................................     11
              Asbestos and Environmental Claims...........................     11
              Regulation..................................................     12
              Investments.................................................     13
              Employees...................................................     13
 Item 2.      Properties..................................................     13
 Item 3.      Legal Proceedings...........................................     14
 Item 4.      Submission of Matters to a Vote of Security Holders.........     14
PART II
 Item 5.      Market for the Registrant's Common Stock and Related
              Stockholder Matters.........................................     14
 Item 6.      Selected Financial Data.....................................     15
 Item 7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     17
 Item 7A.     Quantitative and Qualitative Discussions About Market
              Risk........................................................     17
 Item 8.      Financial Statements and Supplementary Data.................     17
 Item 9.      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     17
PART III
 Item 10.     Directors and Executive Officers of the Registrant..........     18
 Item 11.     Executive Compensation......................................     18
 Item 12.     Security Ownership of Certain Beneficial Owners and
              Management..................................................     18
 Item 13.     Certain Relationships and Related Transactions..............     18
PART IV
 Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................     18

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                    PART I.

ITEM 1. BUSINESS

GENERAL

     CNA Surety Corporation ("CNA Surety" or "Company") is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation with Capsure Holdings Corp.'s ("Capsure") insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with approximately an 8.7% market share (based upon 2000 A.M. Best written premium data). Its wide selection of products range from very small commercial bonds to large contract bonds.

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

DESCRIPTION OF BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 35,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and CIC, small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; and errors and omissions ("E&O") liability insurance. Western Surety is a licensed insurer in all 50 states, the District of Columbia and Puerto Rico. USA is licensed in 44 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), is licensed in 28 states and the District of Columbia.

FINANCIAL STRENGTH RATINGS

     A.M. BEST COMPANY, INC. ("A.M. BEST")

     Western Surety and USA are both currently rated A+ (Superior), by A.M. Best. An A+ (Superior) rating is assigned to those companies which A.M. Best believes have achieved superior overall performance when compared to the norms of the property and casualty insurance industry. A+ (Superior) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. Through intercompany reinsurance and related agreements, CNA Surety's customers have access to CCC's broader underwriting capacity. CCC is currently rated A by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest.

     STANDARD AND POOR'S ("S&P")

     Western Surety and USA are both currently rated A (Strong), by S&P. CCC is currently rated A- by S&P. S&P's letter ratings range from AAA+ (Extremely Strong) to CC (Extremely Weak) with AAA+ being highest. An insurer rated 'A' has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

PRODUCT INFORMATION

     According to the Surety Association of America ("SAA") industry estimates for 2000, approximately 75% of the $3.3 billion United States surety market is represented by bonds required by federal statutes, state laws, and local ordinances. These bonding requirements range from federal construction projects, where the contractor is required to post performance and payment bonds which guarantee performance of contracts to the government as well as payment of bills to subcontractors and suppliers, to license and permit bonds which guarantee compliance with legal requirements for business operations.

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

     In addition, the Company markets surety related products such as fidelity bonds and errors and omissions ("E&O") insurance. Fidelity bonds cover losses arising from employee dishonesty. Examples of purchasers of fidelity bonds are law firms, insurance agencies and janitorial service companies. CNA Surety writes E&O policies for two classes of insureds: notaries public and tax preparers. The notary public E&O policy is marketed as a companion product to the notary public bond and the tax preparer E&O policy is marketed to small tax return preparation firms.

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

     The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years (amounts in thousands, except average bond amounts):

                                                               GROSS WRITTEN PREMIUMS
                                        ---------------------------------------------------------------------
                                                      % OF                     % OF                     % OF
                                          2001        TOTAL        2000        TOTAL        1999        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................      $180,588       54.2%     $161,539       51.0%     $150,022       48.9%
Commercial:
  License and permit..............        77,052       23.1        79,114       25.0        80,413       26.2
  Judicial and fiduciary..........        26,279        7.9        25,669        8.1        29,485        9.6
  Public official.................        18,530        5.6        18,000        5.7        17,658        5.7
  Other...........................         3,165        1.0         5,773        1.8         2,946        1.0
                                        --------      -----      --------      -----      --------      -----
  Total commercial................       125,026       37.6       128,556       40.6       130,502       42.5
Fidelity and other................        27,389        8.2        26,572        8.4        26,335        8.6
                                        --------      -----      --------      -----      --------      -----
                                        $333,003      100.0%     $316,667      100.0%     $306,859      100.0%
                                        ========      =====      ========      =====      ========      =====
Domestic..........................      $322,106       96.7%     $300,079       94.8%     $286,253       93.3%
International.....................        10,897        3.3        16,588        5.2        20,606        6.7
                                        --------      -----      --------      -----      --------      -----
                                        $333,003      100.0%     $316,667      100.0%     $306,859      100.0%
                                        ========      =====      ========      =====      ========      =====

                                                                NET WRITTEN PREMIUMS
                                        ---------------------------------------------------------------------
                                                      % OF                     % OF                     % OF
                                          2001        TOTAL        2000        TOTAL        1999        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................      $165,603       52.4%     $150,504       49.4%     $145,616       48.7%
Commercial........................       122,812       38.9       126,923       41.7       128,834       43.1
Fidelity and other................        27,389        8.7        27,041        8.9        24,537        8.2
                                        --------      -----      --------      -----      --------      -----
                                        $315,804      100.0%     $304,468      100.0%     $298,987      100.0%
                                        ========      =====      ========      =====      ========      =====
Domestic..........................      $305,483       96.7%     $289,049       94.9%     $280,463       93.8%
International.....................        10,321        3.3        15,419        5.1        18,524        6.2
                                        --------      -----      --------      -----      --------      -----
                                        $315,804      100.0%     $304,468      100.0%     $298,987      100.0%
                                        ========      =====      ========      =====      ========      =====

                                                           DOMESTIC BOND/POLICIES IN FORCE
                                        ---------------------------------------------------------------------
                                                      % OF                     % OF                     % OF
                                          2001        TOTAL        2000        TOTAL        1999        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................            36        1.8%           31        1.6%           28        1.6%
Commercial........................         1,646       80.7         1,543       81.9         1,458       83.6
Fidelity and other................           357       17.5           312       16.5           259       14.8
                                        --------      -----      --------      -----      --------      -----
                                           2,039      100.0%        1,886      100.0%        1,745      100.0%
                                        ========      =====      ========      =====      ========      =====
Average domestic bond
  penalty/policy limit(1).........      $ 38,565                 $ 39,068                 $ 37,128
                                        ========                 ========                 ========

-------------------------
(1) The average bond penalty is a measure of the average limit of liability associated with in force contract and commercial surety bonds at each reporting period.

     In 2001, no individual agency generated more than 1.2% of aggregate gross written premiums. Approximately $69.4 million, or 20.8%, of gross written premiums were generated from national insurance brokers in 2001 with the single largest national broker production comprising $27.4 million, or 8.2%, of gross written premiums.

MARKETING

     The Company principally markets its products in all 50 states, as well as the District of Columbia and Puerto Rico. Its products are marketed primarily through independent producers, including multi-line agents and brokers such as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CNA Surety enjoys broad national distribution of its products, which are marketed through approximately 35,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. In addition, the Company employs 43 full-time salaried marketing representatives and 5 telemarketing representatives to continually service its vast producer network. Relationships with these independent producers are maintained through the Company's 43 local branch offices.

     The following table sets forth the distribution of the domestic business of CNA Surety, by state based upon gross written premiums in each of the last three years:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                          2001       2000       1999
                                                          ----       ----       ----
Gross Written Premiums by State:
  Texas...............................................     12.9%      11.7%      12.6%
  California..........................................      9.8        8.1        8.4
  Florida.............................................      6.8        6.0        5.6
  New York............................................      4.9        5.1        4.8
  Georgia.............................................      3.7        3.7        3.0
  Pennsylvania........................................      3.3        3.5        3.5
  Illinois............................................      3.1        4.3        4.5
  Michigan............................................      3.1        3.0        3.0
  Massachusetts.......................................      3.0        3.0        3.0
  All Other...........................................     49.4       51.6       51.6
                                                          -----      -----      -----
     Total............................................    100.0%     100.0%     100.0%
                                                          =====      =====      =====

     Contract Surety

     With respect to standard contract surety, the core focus for the Company is contractors with less than $50 million in contracted work in progress. This segment is comprised of small contractors (less than $5 million in work in progress), medium contractors ($5-$25 million) and the lower end of the large contractors (greater than $25 million). These small and medium contractors, as a group, represent a significant portion of the United States construction market. The Company has approximately 45 accounts with contracted work in progress of at least $150 million, the majority of which have been clients of the Company for more than ten years. Some of these accounts are maintained on a "co-surety" or joint insurer basis with other sureties in order to manage aggregate exposure.

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

     The Company continues to focus its marketing efforts on this small commercial bond market through its Sioux Falls, South Dakota service center. In this market segment, CNA Surety emphasizes one-day response service, easy-to-use forms and an extensive array of commercial bond products. In addition, independent agents are provided pre-executed bond forms, powers of attorney, and facsimile authorizations that allow them to issue many standard bonds in their offices.

     CNA Surety also maintains a specific underwriting staff in Chicago dedicated to middle market and "Fortune 1000" accounts. CNA Surety's insurance subsidiaries may also direct their marketing to particular industries or classes of bonds on a broad basis. For instance, the Company maintains programs directed at notary bonds, mortgage broker compliance bonds and grain warehouse dealer bonds (protecting funds associated with grain storage).

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

COMPETITION

     The surety and fidelity market is highly competitive. According to 2000 data from A.M. Best, the U.S. market aggregates approximately $4.1 billion in direct written premiums, comprised of approximately $3.3 billion in surety premiums and approximately $0.8 billion in fidelity premiums. The large diversified insurance companies hold the largest market shares. For example, the 20 largest surety companies account for approximately 78% of the domestic surety market and 93% of the domestic fidelity market. In 2000, CNA Surety was the second largest surety provider with an 8.7% market share.

     Primary competitors of CNA Surety are approximately 20 national, multi-line companies participating in the surety market throughout the country. Management believes that its principal strengths are capacity, diverse product offerings, service and accessibility and long-term relationships with agents and accounts. While the surety industry has experienced slow premium growth, competition has increased as a result of ten years of profitable underwriting experience. This competition has typically manifested itself through reduced premium rates and greater tolerance for relaxation of underwriting standards. Although premium rates began firming in 2001, particularly on large accounts, as a result of increases in credit related losses in more recent years, management believes such competition will continue.

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

     For contract and commercial surety business an excess of loss reinsurance program is in effect ("Excess of Loss Contract"). The Excess of Loss Contract provides the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provides $75 million of coverage in excess of the $55 million of coverage provided to the insurance subsidiaries by third party reinsurers, which is in turn in excess of the $5 million of coverage per principal to be retained by the CNA Surety insurance subsidiaries. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provides additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. These two Excess of Loss Contracts collectively provide coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. CCC is also obligated to act as a joint insurer, or "co-surety," for business covered by the Excess of Loss Contracts when requested by the CNA Surety insurance subsidiaries. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries pay to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The CNA Surety insurance subsidiaries paid $80,000 for all minimum quarterly premiums due for the Excess of Loss Contract and $20,000 in minimum quarterly premiums for the Second Excess of Loss Contract during the year ended December 31, 2001. There were no amounts due to CCC under the Excess of Loss Contract and Second Excess of Loss Contract as of December 31, 2001. These Excess of Loss Contracts have been made effective immediately following the Merger Date and continue for a period of five years from the Merger Date. CCC has advised the Company that it is unlikely that CCC will renew the Excess of Loss Contract and Second Excess of Loss Contract on the same terms and conditions. The Company will request CCC and other interested reinsurance providers to submit proposals indicating the commercial terms and conditions under which they would provide replacement excess of loss protection. The Company anticipates that sufficient high layer excess of loss protection will be made available to support its large account business, but the cost and structure of this support may change.

     Effective January 1, 2002, CNA Surety entered into a new excess of loss treaty ("2002 Excess of Loss Contract") with a group of third party reinsurers that replaces the $55 million excess of $5 million per principal coverage. The material differences between the 2002 Excess of Loss Contract and the Company's 2001 program are as follows. The annual aggregate coverage decreases from $115 million in 2001 to $100 million in 2002 with a sub-limit of $60 million for large commercial accounts. The minimum annual premium for the 2002 Excess of Loss Contract is $30.0 million compared to $17.2 million of reinsurance premiums paid in 2001. The 2002 Excess of Loss Contract provides the Company with coverage on a per principal basis of 90% of $40 million excess of $20 million retained by the Company. The higher net retention per principal together with other changes in the reinsurance coverage associated with the new contract effective January 1, 2002 and the run-off provisions of the terminated excess of loss reinsurance contract may increase the variability of the Company's future results of operations and cash flows.

     At December 31, 2001, CNA Surety's largest reinsurance receivable was from CCC, an A rated company by A.M. Best, and was approximately $58.0 million. At December 31, 2001, CNA Surety's largest reinsurance receivable from a non-affiliated reinsurer was approximately $26.7 million with a company rated A++ (Superior) by A.M. Best.

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

     A table is included in Note 8 to the Consolidated Financial Statements of the 2001 Annual Report to Shareholders which presents the activity in the reserves for unpaid losses and loss adjustment expenses for the Company and is incorporated herein by reference. This table highlights the impact of revisions to the estimated liability established in prior years.

     The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting principles ("SAP") for the year ended December 31, 2001 (dollars in thousands):

Net reserves at end of year, GAAP basis.....................    $ 149,493
Ceded reinsurance, net of salvage and subrogation...........      166,318
                                                                ---------
Gross reserves at end of year, GAAP basis...................      315,811
Estimated reinsurance recoverable netted against gross
  reserves for SAP..........................................     (166,318)
                                                                ---------
Gross reserves at end of year, SAP basis....................    $ 149,493
                                                                =========

     The loss reserve development table that follows illustrates the change over time of reserves established for the Company's estimated losses and loss adjustment expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section shows re-estimates of the original recorded reserve as of the end of each successive year which is the result of management's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

     The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The loss reserve development table reflects, on a pro forma basis, the reserves of the CCC Surety Operations and Capsure since 1991 and CIC since its acquisition in May of 1995. Such historical development is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety nor of future operating results.

                                                      AS OF DECEMBER 31,
                       ---------------------------------------------------------------------------------
                        1991      1992      1993      1994       1995       1996       1997       1998
                        ----      ----      ----      ----       ----       ----       ----       ----
                                                    (DOLLARS IN THOUSANDS)
Net reserves for
  losses and loss
  adjustment
  expenses...........  $60,425   $61,998   $64,627   $70,398   $147,911   $137,064   $122,725   $142,034
Net Paid (Cumulative)
  as of:
  One year later.....   16,287    17,636    12,923    12,018     42,552      9,866     19,595     32,428
  Two years later....   24,295    25,854    19,671    18,149     43,179     20,171     30,775     52,524
  Three years
    later............   29,857    29,495    21,990    21,229     46,782     25,206     43,999     58,421
  Four years later...   31,273    30,582    23,070    22,313     48,960     32,918     47,144         --
  Five years later...   31,909    30,817    23,864    24,776     56,891     35,214         --         --
  Six years later....   32,354    32,150    24,706    24,102     54,724         --         --         --
  Seven years
    later............   32,419    32,811    23,180    22,167         --         --         --         --
  Eight years
    later............   34,344    31,126    21,279        --         --         --         --         --
  Nine years later...   32,456    29,220        --        --         --         --         --         --
  Ten years later....   32,550        --        --        --         --         --         --         --
Net Reserves
  Re-estimated as of
  :
  End of initial
    year.............   60,425    61,998    64,627    70,398    147,911    137,064    122,725    142,034
  One year later.....   58,644    58,603    54,568    51,471    132,267     96,178    118,373    128,949
  Two years later....   51,511    54,585    44,749    44,135    103,466     90,796    102,304    114,605
  Three years
    later............   46,826    47,911    38,972    38,829    101,745     77,086     87,321    110,462
  Four years later...   42,212    42,542    28,094    38,628     89,348     62,217     86,271         --
  Five years later...   39,945    33,699    30,335    31,362     77,477     60,882         --         --
  Six years later....   36,164    37,188    27,842    27,327     72,879         --         --         --
  Seven years
    later............   37,695    34,966    26,010    24,497         --         --         --         --
  Eight years
    later............   37,014    31,672    23,221        --         --         --         --         --
  Nine years later...   33,749    29,727        --        --         --         --         --         --
  Ten years later....   33,654        --        --        --         --         --         --         --
                       =======   =======   =======   =======   ========   ========   ========   ========
Total net
  (deficiency)
  redundancy.........  $26,771   $32,271   $41,406   $45,901   $ 75,032   $ 76,182   $ 36,454   $ 31,572
                       =======   =======   =======   =======   ========   ========   ========   ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original
  estimate...........     44.3%     52.1%     64.1%     65.2%      50.7%      55.6%      29.7%      22.2%
                       =======   =======   =======   =======   ========   ========   ========   ========

                             AS OF DECEMBER 31,
                       ------------------------------
                         1999       2000       2001
                         ----       ----       ----
                           (DOLLARS IN THOUSANDS)
Net reserves for
  losses and loss
  adjustment
  expenses...........  $137,469   $134,298   $149,493
Net Paid (Cumulative)
  as of:
  One year later.....    35,825     44,763         --
  Two years later....    47,795         --         --
  Three years
    later............        --         --         --
  Four years later...        --         --         --
  Five years later...        --         --         --
  Six years later....        --         --         --
  Seven years
    later............        --         --         --
  Eight years
    later............        --         --         --
  Nine years later...        --         --         --
  Ten years later....        --         --         --
Net Reserves
  Re-estimated as of
  :
  End of initial
    year.............   137,469    134,298    149,493
  One year later.....   130,376    139,110         --
  Two years later....   128,134         --         --
  Three years
    later............        --         --         --
  Four years later...        --         --         --
  Five years later...        --         --         --
  Six years later....        --         --         --
  Seven years
    later............        --         --         --
  Eight years
    later............        --         --         --
  Nine years later...        --         --         --
  Ten years later....        --         --         --
                       ========   ========   ========
Total net
  (deficiency)
  redundancy.........  $  9,335   $ (4,812)  $     --
                       ========   ========   ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original
  estimate...........       6.8%      (3.6)%       --
                       ========   ========   ========

CLAIMS

     Proactive claims management is an important factor for the profitable underwriting of surety and fidelity products. The Company maintains an experienced and dedicated staff of in-house claim specialists. Claim handling is performed in Chicago. The disposition of claims and other claim-related activity is done in accordance with established policies, procedures and expense controls designed to minimize loss costs and maximize salvage and subrogation recoveries. Indemnity and subrogation rights exist on a significant portion of the business written, enabling the Company to pursue loss recovery from the principal.

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

     Any claim notices that are received are reported and handled in the regular course of claim handling. The company estimates its net case incurred losses on known claims of this nature to be $11.7 million as of December 31, 2001.

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

     Western Surety is domiciled in South Dakota and licensed in all 50 states and the District of Columbia and Puerto Rico. SBCA is domiciled in South Dakota and licensed in 28 states and the District of Columbia. USA is domiciled in Texas and licensed in 44 states and the District of Columbia.

     Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the Consolidated Financial Statements of the 2001 Annual Report to Shareholders and is incorporated herein by reference. Without prior regulatory approval in 2002, CNA Surety's insurance subsidiaries may pay stockholder dividends of $51.5 million in the aggregate. For the year ended December 31, 2001, CNA Surety received $56.9 million in dividends from its insurance subsidiaries.

     In March of 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"). Codification, which intends to standardize regulatory accounting and reporting to state insurance departments, became effective on January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNA Surety's insurance subsidiaries conduct business required adoption of Codification for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification increased the Company's statutory capital and surplus as of January 1, 2001 by approximately $27.0 million.

     CNA Surety's insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities. The South Dakota Department of Commerce and Regulation -- Division of Insurance (the "South Dakota Department") conducted its financial and market conduct examination of Western Surety for the five year period ended December 31, 1996. The South Dakota Department made a finding of non-compliance with respect to the Company's practices regarding return of premiums and recommended that Western Surety change its current procedures regarding the return of premiums. The regulation in question was subsequently amended to exclude surety products which eliminated any non-compliance by the Company. The Texas

Department of Insurance (the "Texas Department") conducted its last examination of USA's financial matters as of December 31, 1996. There were no significant issues noted which required corrective action by any of the insurance subsidiaries. The South Dakota Department and the Texas Department are currently conducting financial examinations of Western Surety and USA, respectively, for the five year period ended December 31, 2001.

     Certain states in which CNA Surety's insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety's results of operations in 2001.

     Western Surety and USA each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. The underwriting limitations of Western Surety, SBCA and USA, based on each insurer's statutory surplus, are currently $16.9 million, $0.4 million and $1.7 million, respectively. Through intercompany reinsurance and related agreements with CCC, CNA Surety has access to CCC's $399.5 million U.S. Department of Treasury underwriting limitation.

INVESTMENTS

     CNA Surety insurance subsidiaries' investment practices must comply with insurance laws and regulations and must also comply with certain covenants under CNA Surety's $130 million revolving credit facility. Generally, insurance laws and regulations prescribe the nature and quality of, and set limits on, the various types of investments which may be made by CNA Surety's insurance subsidiaries.

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

EMPLOYEES

     As of December 31, 2001, the Company employed 808 persons. CNA Surety has not experienced any work stoppages. Management of CNA Surety believes its relations with its employees are good.

ITEM 2. PROPERTIES

     CNA Surety leases its executive offices and its shared branch locations with CCC under an Administrative Services Agreement. CNA Surety currently uses approximately 86,500 square feet and related personal property at 36 branch locations and its home and executive offices (19,400 square feet), in Chicago, Illinois. CNA Surety's annual rent for this space is approximately $2.1 million. CNA Surety may terminate its use of these locations as set forth in the Administrative Services Agreement, without penalty, by providing CCC with 30 days written notice.

     CNA Surety leases office space for its primary processing and service center at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2012. CNA Surety's office space, consisting of approximately 82,900 square feet, is leased from a partnership in which the Company owns a 50% interest. The annual rent, which is subject to annual adjustments, was $0.8 million as of December 31, 2001. CNA

Surety also leases space for large contract and commercial branch offices in Dallas, Texas; New York, New York; Troy, Michigan; Roseville, California; Charlotte, North Carolina; and San Juan, Puerto Rico. Annual rent for these offices was $0.6 million with leases terminating in 2004, 2007, 2005, 2005, 2006 and 2006, respectively. CNA Surety leases office space for its small and specialty contract home office at 950 Echo Lane, Suite 250, Houston, Texas, under a lease terminating in 2006 with an annual rent of $0.2 million. The Company also leases space for one small and specialty contract branch office in Austin, Texas for an additional annual rent of approximately $0.1 million.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") trades on the New York Stock Exchange under the symbol SUR. On March 8, 2002, the last reported sale price for the Common Stock was $14.46 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 2001 and 2000.

                                                                 HIGH      LOW
                                                                 ----      ---
2001
1st Quarter.................................................    $14.50    $12.49
2nd Quarter.................................................    $14.45    $13.10
3rd Quarter.................................................    $14.70    $12.40
4th Quarter.................................................    $16.00    $13.40
2000
1st Quarter.................................................    $14.50    $10.50
2nd Quarter.................................................    $14.94    $10.75
3rd Quarter.................................................    $12.25    $10.38
4th Quarter.................................................    $14.50    $11.00

     The number of stockholders of record of Common Stock on March 8, 2002, was approximately 750.

DIVIDENDS

     Effective May 16, 2001, the Company's quarterly dividend rate was raised to 15 cents per share or 60 cents on an annual basis. The declaration and payment of dividends to holders of Common Stock, including the amount and frequency of such dividends, is at the discretion of the Board and depends upon many factors, including CNA Surety's financial condition, operating characteristics, projected earnings and growth, capital requirements of its insurance subsidiaries, debt service obligations and such other factors as the Board deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial information has been derived from the Consolidated Financial Statements and Notes thereto which appear in the 2001 Annual Report to Shareholders and are incorporated herein by reference.

     CNA Surety Corporation is a holding company for the combined surety business of CNAF and Capsure. Pursuant to a reorganization agreement, CNAF and Capsure merged their respective operations at the close of business on September 30, 1997. The surety operations of CNAF are referred to as CCC Surety Operations ("Predecessor"). For a more detailed description of the merger transactions and their effects on the Company's financial data, see the Consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2001 Annual Report to Shareholders which are incorporated herein by reference.

     The following information presented for CNA Surety is for the years ended December 31, 2001, 2000, 1999 and 1998 and the period from September 30, 1997 (date of inception) through December 31, 1997 and as of December 31, 2001, 2000, 1999, 1998 and 1997. Selected financial data of the Predecessor is presented on the following page.

                                                2001         2000        1999        1998        1997
                                                ----         ----        ----        ----        ----
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues(1)........................    $  350,471    $332,273    $309,405    $283,840    $ 71,284
                                             ==========    ========    ========    ========    ========
Gross written premiums...................    $  333,003    $316,667    $306,859    $278,224    $ 72,755
                                             ==========    ========    ========    ========    ========
Net written premiums.....................    $  315,804    $304,468    $298,987    $270,602    $ 73,989
                                             ==========    ========    ========    ========    ========
Net earned premiums......................    $  320,910    $301,819    $283,540    $258,737    $ 65,433
                                             ==========    ========    ========    ========    ========
Underwriting income(2)...................    $   37,197    $ 64,481    $ 71,894    $ 61,773    $ 15,086
Net investment income....................        29,515      29,897      25,850      24,259       5,766
Net realized investment gains............            46         557          15         844          85
Interest expense.........................         3,925       6,956       5,846       7,218       1,831
Non-recurring charges....................            --         500          --          --          --
Amortization of intangible assets........         6,097       6,097       5,982       5,900       1,447
                                             ----------    --------    --------    --------    --------
Income before income taxes...............        56,736      81,382      85,931      73,758      17,659
Income taxes.............................        19,828      27,780      29,433      28,243       6,663
                                             ----------    --------    --------    --------    --------
Net income...............................    $   36,908    $ 53,602    $ 56,498    $ 45,515    $ 10,996
                                             ==========    ========    ========    ========    ========
Basic and diluted earnings per common
  share..................................    $     0.86    $   1.25    $   1.28    $   1.04    $   0.25
                                             ==========    ========    ========    ========    ========
Loss ratio(2)............................          25.2%       18.4%       15.7%       17.4%       18.5%
Expense ratio............................          63.2        60.2        58.9        58.7        58.4
                                             ----------    --------    --------    --------    --------
Combined ratio(2)........................          88.4%       78.6%       74.6%       76.1%       76.9%
                                             ==========    ========    ========    ========    ========
Invested assets and cash.................    $  579,657    $555,975    $499,400    $505,355    $419,667
Intangible assets, net of amortization...       143,785     149,882     155,980     156,062     161,962
Total assets.............................     1,061,598     950,568     851,575     819,370     725,131
Insurance reserves.......................       516,190     406,636     357,233     333,728     302,168
Debt.....................................        76,195     101,556     101,900     113,000     118,000
Total liabilities........................       673,170     576,536     525,271     509,473     468,399
Stockholders' equity.....................       388,428     374,032     326,304     309,897     256,732
Book value per share.....................    $     9.08    $   8.76    $   7.59    $   7.03    $   5.93
Dividends paid per share.................    $     0.54    $   0.32    $   0.32    $   0.08    $     --

-------------------------
(1) Includes investment income and investment gains for CNA Surety for the year ended December 31, 2001, 2000, 1999 and 1998 and for the period from September 30, 1997 (date of inception) through December 31, 1997.
(2) Includes the effect of recording revisions of prior year reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions were an addition of $4,812, or 1.5%, for the year ended December 31, 2001, a reduction of $7,093, or 2.4%, for the year ended December 31, 2000, a reduction of $13,085, or 4.6%, for the year ended December 31, 1999 and a reduction of $4,352, or 1.7%, for the year ended December 31, 1998 and a reduction of $647, or 1.0%, for the period from September 30, 1997 (date of inception) through December 31, 1997.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from pages 25 through 38 of the 2001 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

     Incorporated herein by reference from pages 33 through 36 of the 2001 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL:

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Income for the Years Ended December 31, 2001, 2000
     and 1999

Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
     2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
     2000 and 1999

Notes to Consolidated Financial Statements

Independent Auditors' Report

     The above Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and the Independent Auditors' Report are incorporated herein by reference from pages 39 through 62 of the 2001 Annual Report to Shareholders.

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

                                   PART III.

ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                          EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 21, 2002, not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

                                    PART IV.

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

     (b) Reports on Form 8-K:

     October 30, 2001: CNA Surety announces third quarter 2001 earnings.

     December 5, 2001: CNA Surety comments on potential loss exposure on Enron.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
CNA Surety Corporation

We have audited the consolidated financial statements of CNA Surety Corporation and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our reports thereon dated February 11, 2002; such consolidated financial statements and report are included in the Company's 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of CNA Surety Corporation and subsidiaries, listed in Item
14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Chicago, Illinois
February 11, 2002

                                                                      SCHEDULE I

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                        AS OF DECEMBER 31, 2001 AND 2000

                                                                     AS OF DECEMBER 31, 2001
                                                                ---------------------------------
                                                                 COST OR
                                                                AMORTIZED      FAIR      CARRYING
                                                                  COST        VALUE       VALUE
                                                                ---------     -----      --------
                                                                     (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...    $114,866     $117,069    $117,069
  States, municipalities and political subdivisions.........     217,757      220,799     220,799
  All other corporate bonds.................................     131,479      133,973     133,973
                                                                --------     --------    --------
       Total fixed income securities........................     464,102     $471,841     471,841
                                                                --------     ========    --------
Equity securities...........................................      42,614       35,754      35,754
Short-term investments......................................      53,600                   53,600
Other investments...........................................       5,754                    5,303
                                                                --------                 --------
       Total investments....................................    $566,070                 $566,498
                                                                ========                 ========

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
                                                                ========                 ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  2001         2000
                                                                  ----         ----
                                                                (AMOUNTS IN THOUSANDS)
ASSETS
Investments in and advances to subsidiaries.................    $449,457     $439,636
Fixed income securities.....................................       5,261        5,051
Short-term investments......................................      14,661       43,984
Cash........................................................      12,438        1,965
Other assets................................................         154        1,440
                                                                --------     --------
     Total assets...........................................    $481,971     $492,076
                                                                ========     ========
LIABILITIES
Debt........................................................    $ 75,000     $100,000
Other liabilities...........................................      18,543       18,044
                                                                --------     --------
     Total liabilities......................................      93,543      118,044
                                                                --------     --------
STOCKHOLDERS' EQUITY
Common stock................................................         442          441
Additional paid-in capital..................................     254,133      253,497
Retained earnings...........................................     149,128      135,308
Accumulated other comprehensive income (loss)...............         278          267
Treasury stock, at cost.....................................     (15,553)     (15,481)
                                                                --------     --------
     Total stockholders' equity.............................     388,428      374,032
                                                                --------     --------
          Total liabilities and stockholders' equity........    $481,971     $492,076
                                                                ========     ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                              STATEMENTS OF INCOME

                                                             YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                2001            2000            1999
                                                            ------------    ------------    ------------
                                                                       (AMOUNTS IN THOUSANDS)
Revenues:
  Net investment income.................................      $ 1,891         $ 2,046         $   787
                                                              -------         -------         -------
     Total revenues.....................................        1,891           2,046             787
                                                              -------         -------         -------
Expenses:
  Interest expense......................................        3,855           6,869           5,806
  Corporate expense.....................................        5,243           3,489           4,100
                                                              -------         -------         -------
     Total expenses.....................................        9,098          10,358           9,906
                                                              -------         -------         -------
Loss from operations before income taxes and equity in
  net income of subsidiaries............................       (7,207)         (8,312)         (9,119)
Income taxes............................................       (2,523)         (3,359)         (2,892)
                                                              -------         -------         -------
Net loss before equity in net income of
  subsidiaries -- Parent Company only...................       (4,684)         (4,953)         (6,227)
Equity in net income of subsidiaries....................       41,592          58,555          62,725
                                                              -------         -------         -------
Net income..............................................      $36,908         $53,602         $56,498
                                                              =======         =======         =======

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                2001            2000            1999
                                                            ------------    ------------    ------------
                                                                       (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income............................................      $ 36,908        $ 53,602        $ 56,498
     Cash dividends from subsidiaries...................        56,900          56,450          33,300
     Tax payments received from subsidiaries............        26,314          29,062          28,674
     Federal and state income tax payments..............       (23,750)        (24,050)        (20,600)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Equity in income of unconsolidated affiliates....       (41,592)        (58,555)        (62,725)
       Change in other assets and liabilities...........          (736)         (3,367)         (5,746)
                                                              --------        --------        --------
Net cash provided by operating activities...............        54,044          53,142          29,401
                                                              --------        --------        --------
INVESTING ACTIVITIES:
  Net advances from (to) subsidiaries...................         1,222           2,145          (3,519)
  Capital contributions to subsidiaries.................       (26,158)             --          (4,500)
  Purchases of fixed income securities..................          (210)         (5,051)             --
  Changes in short-term investments.....................        29,323         (32,366)          2,874
  Other.................................................           (54)            (24)             --
                                                              --------        --------        --------
Net cash provided by (used in) investing activities.....         4,123         (35,296)         (5,145)
                                                              --------        --------        --------
FINANCING ACTIVITIES:
  Principal payments on debt............................       (25,000)             --         (13,000)
  Dividends to stockholders.............................       (23,088)        (13,713)        (14,063)
  Purchase of treasury stock............................          (124)         (3,709)        (11,772)
  Other.................................................           518             104              97
                                                              --------        --------        --------
Net cash used in financing activities...................       (47,694)        (17,318)        (38,738)
                                                              --------        --------        --------
Increase (decrease) in cash.............................        10,473             528         (14,482)
Cash at beginning of period.............................         1,965           1,437          15,919
                                                              --------        --------        --------
Cash at end of period...................................      $ 12,438        $  1,965        $  1,437
                                                              ========        ========        ========

                                                                    SCHEDULE III

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
              CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999

                                                             YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                2001            2000            1999
                                                            ------------    ------------    ------------
                                                                       (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs.......................      $ 89,788        $ 91,403        $ 84,924
                                                              ========        ========        ========
Future policy benefits, losses, claims and loss expense
  reserves..............................................      $315,811        $204,457        $157,933
                                                              ========        ========        ========
Unearned premiums.......................................      $200,379        $202,179        $199,300
                                                              ========        ========        ========
Other policy claims and benefits payable................      $     --        $     --        $     --
                                                              ========        ========        ========
Net premium revenue.....................................      $320,910        $301,819        $283,540
                                                              ========        ========        ========
Net investment income...................................      $ 29,515        $ 29,897        $ 25,850
                                                              ========        ========        ========
Benefits, claims, losses and settlement expenses........      $ 80,836        $ 55,683        $ 44,672
                                                              ========        ========        ========
Amortization of deferred policy acquisition costs.......      $147,500        $133,635        $119,746
                                                              ========        ========        ========
Other operating expenses................................      $ 55,377        $ 48,020        $ 47,228
                                                              ========        ========        ========
Net premiums written....................................      $315,804        $304,468        $298,987
                                                              ========        ========        ========

                                                                     SCHEDULE IV

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                  REINSURANCE
  CNA SURETY CORPORATION FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                 PERCENTAGE
                                                          CEDED TO      ASSUMED                  OF AMOUNT
                                               GROSS        OTHER      FROM OTHER      NET        ASSUMED
                                               AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
                                               ------     ---------    ----------     ------     ----------
                                                                 (AMOUNTS IN THOUSANDS)
CNA SURETY CORPORATION
--------------------------
YEAR ENDED DECEMBER 31, 2001
Premiums written:
  Property and casualty insurance.........    $127,494     $17,199      $205,509     $315,804       65.1%
                                              --------     -------      --------     --------       ----
     Total premiums written...............    $127,494     $17,199      $205,509     $315,804       65.1%
                                              ========     =======      ========     ========       ====
Premiums earned:
  Property and casualty insurance.........    $120,687     $13,983      $214,206     $320,910       66.8%
                                              --------     -------      --------     --------       ----
     Total premiums earned................    $120,687     $13,983      $214,206     $320,910       66.8%
                                              ========     =======      ========     ========       ====
YEAR ENDED DECEMBER 31, 2000
Premiums written:
  Property and casualty insurance.........    $115,100     $12,199      $201,567     $304,468       66.2%
                                              --------     -------      --------     --------       ----
     Total premiums written...............    $115,100     $12,199      $201,567     $304,468       66.2%
                                              ========     =======      ========     ========       ====
Premiums earned:
  Property and casualty insurance.........    $109,472     $14,831      $207,178     $301,819       68.6%
                                              --------     -------      --------     --------       ----
     Total premiums earned................    $109,472     $14,831      $207,178     $301,819       68.6%
                                              ========     =======      ========     ========       ====
YEAR ENDED DECEMBER 31, 1999
Premiums written:
  Property and casualty insurance.........    $108,968     $ 7,872      $197,891     $298,987       66.2%
                                              --------     -------      --------     --------       ----
     Total premiums written...............    $108,968     $ 7,872      $197,891     $298,987       66.2%
                                              ========     =======      ========     ========       ====
Premiums earned:
  Property and casualty insurance.........    $103,993     $ 7,392      $186,939     $283,540       65.9%
                                              --------     -------      --------     --------       ----
     Total premiums earned................    $103,993     $ 7,392      $186,939     $283,540       65.9%
                                              ========     =======      ========     ========       ====

                                                                      SCHEDULE V

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND
                                      1999

                                                                   ADDITIONS
                                                            ------------------------
                                             BALANCE AT     CHARGED TO    CHARGED TO                      BALANCE
                                            BEGINNING OF    COSTS AND       OTHER                        AT END OF
                                               PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS(1)     PERIOD
                                            ------------    ----------    ----------    -------------    ---------
                                                                    (AMOUNTS IN THOUSANDS)
CNA SURETY CORPORATION
--------------------------
YEAR ENDED DECEMBER 31, 2001
  Allowance for possible losses on
     premiums receivable................       $2,650         $  866        $  --          $  (902)       $2,614
                                               ======         ======        =====          =======        ======
  Allowance for possible losses on
     reinsurance receivable.............       $   --         $   --        $  --          $    --        $   --
                                               ======         ======        =====          =======        ======
YEAR ENDED DECEMBER 31, 2000
  Allowance for possible losses on
     premiums receivable................       $2,826         $  837        $  --          $(1,013)       $2,650
                                               ======         ======        =====          =======        ======
  Allowance for possible losses on
     reinsurance receivable.............       $   --         $   --        $  --          $    --        $   --
                                               ======         ======        =====          =======        ======
YEAR ENDED DECEMBER 31, 1999
  Allowance for possible losses on
     premiums receivable................       $1,465         $1,786        $  --          $  (425)       $2,826
                                               ======         ======        =====          =======        ======
  Allowance for possible losses on
     reinsurance receivable.............       $   --         $   --        $  --          $    --        $   --
                                               ======         ======        =====          =======        ======

-------------------------
(1) Accounts charged against allowance.

                                                                     SCHEDULE VI

                    CNA SURETY CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND
                                      1999

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2001            2000            1999
                                                        ------------    ------------    ------------
                                                                   (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs.....................    $ 89,788        $ 91,403        $ 84,924
                                                          ========        ========        ========
Reserves for unpaid claims and claim adjustment
  expenses............................................    $315,811        $204,457        $157,933
                                                          ========        ========        ========
Discount (if any) deducted............................    $     --        $     --        $     --
                                                          ========        ========        ========
Unearned premiums.....................................    $200,379        $202,179        $199,300
                                                          ========        ========        ========
Net premium revenue...................................    $320,910        $301,819        $283,540
                                                          ========        ========        ========
Net investment income.................................    $ 29,515        $ 29,897        $ 25,850
                                                          ========        ========        ========
Net claims and claim expenses incurred related to:
  Current year........................................    $ 76,025        $ 62,776        $ 57,757
                                                          ========        ========        ========
  Prior years.........................................    $  4,812        $ (7,093)       $(13,085)
                                                          ========        ========        ========
Amortization of deferred policy acquisition costs.....    $147,500        $133,635        $119,746
                                                          ========        ========        ========
Net paid claims and claim adjustment expenses.........    $ 65,642        $ 58,854        $ 49,237
                                                          ========        ========        ========
Net premiums written..................................    $315,804        $304,468        $298,987
                                                          ========        ========        ========

(A)(3) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2(1)     Reorganization Agreement dated as of December 19, 1996 among
           Capsure Holdings Corp., Continental Casualty Company, CNA
           Surety Corporation, Surety Acquisition Company and certain affiliates of Continental Casualty Company (filed on
           December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
           Form 8-K, and incorporated herein by reference).
  2(2)     First Amendment to the Reorganization Agreement dated as of
           July 14, 1997 among Capsure Holdings Corp., Continental
           Casualty Company, CNA Surety Corporation, Surety Acquisition
           Company and certain affiliates of Continental Casualty
           Company (filed on July 16, 1997 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference).
  3(1)     Certificate of Incorporation of CNA Surety Corporation dated
           December 10, 1996 (filed on August 15, 1997 as Exhibit 3(1)
           to CNA Surety Corporation's Registration Statement on Form
           S-4 (Registration No. 333-33753), and incorporated herein by reference).
  3(2)     Amendment to Certificate of Incorporation of CNA Surety
           Corporation dated May 27, 1997 (filed on August 15, 1997 as
           Exhibit 3(2) to CNA Surety Corporation's Registration
           Statement on Form S-4 (Registration No. 333-33753), and
           incorporated herein by reference).
  3(3)     Bylaws of CNA Surety Corporation (filed on August 15, 1997 as Exhibit 3(3) to CNA Surety Corporation's Registration
           Statement on Form S-4 (Registration No. 333-33753), and
           incorporated herein by reference).
  3(4)     Amendment to Bylaws of CNA Surety Corporation (filed on
           September 23, 1998 as Exhibit 4(3) to CNA Surety
           Corporation's Registration Statement on Form S-8
           (Registration No. 333-64135), and incorporated herein by
           reference).
  4(1)     Specimen certificate of CNA Surety Corporation (filed on
           August 15, 1997 as Exhibit 4(1) to CNA Surety Corporation's
           Registration Statement on Form S-4 (Registration No.
           333-33753), and incorporated herein by reference).
  9        Not applicable.
 10(1)     Form of The CNA Surety Corporation Replacement Stock Option
           Plan (filed on August 15, 1997 as Exhibit 10(12) to CNA
           Surety Corporation's Registration Statement on Form S-4
           (Registration No. 333-33753), and incorporated herein by
           reference).
 10(2)     Form of CNA Surety Corporation 1997 Long-Term Equity
           Compensation Plan (filed on August 15, 1997 as Exhibit
           10(13) to CNA Surety Corporation's Registration Statement on
           Form S-4 (Registration No. 333-33753), and incorporated
           herein by reference).
 10(3)     Form of Aggregate Stop Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on December 27, 1996 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference).
 10(4)     Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on December 27, 1996 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference).
 10(5)     Surety Second Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on July 9, 1998 as Exhibit 10(14) to CNA
           Surety Corporation's Registration Statement on Form S-1
           (Registration No. 333-56063), and incorporated herein by
           reference).
 10(6)     Form of Surety Quota Share Treaty by and between Western
           Surety Company and Continental Casualty Company (filed on
           December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
           Form 8-K, and incorporated herein by reference).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10(7)     Employment Agreement dated as of January 1, 2002 by and
           between CNA Surety Corporation and Mark C. Vonnahme.
 10(8)     Consulting Agreement dated as of March 14, 2001 by and
           between CNA Surety Corporation and Robert E. Ayo (filed on
           March 26, 2001 as Exhibit 10(8) to CNA Surety Corporation's
           Annual Report on Form 10-K, and incorporated herein by
           reference).
 10(9)     Employment Agreement dated as of January 1, 2002 by and
           between CNA Surety Corporation and John S. Heneghan.
 10(10)    Employment Agreement dated as of January 1, 2002 by and
           between CNA Surety Corporation and David F. Paul.
 10(11)    Credit Agreement dated as of September 30, 1997, among CNA
           Surety Corporation, the lenders party thereto, and Chase
           Manhattan Bank, as Administrative Agent (filed on July 9,
           1998 as Exhibit 10(13) to CNA Surety Corporation's
           Registration Statement on Form S-1 (Registration No.
           333-56063), and incorporated herein by reference).
 10(12)    Form of CNA Surety Corporation Non-Employee Directors
           Deferred Compensation Plan (filed on July 9, 1998 as Exhibit
           10(15) to CNA Surety Corporation's Registration Statement on
           Form S-1 (Registration No. 333-56063), and incorporated
           herein by reference).
 10(13)    Form of CNA Surety Corporation Deferred Compensation Plan
           (filed on March 24, 2000 as Exhibit 10(18) to CNA Surety
           Corporation's Annual Report on Form 10-K, and incorporated herein by reference).
 10(14)    Form of CNA Surety Corporation 2000 Employee Stock Purchase
           Plan (filed on January 26, 2001 (incorporated by reference)
           to CNA Surety Corporation's Registration Statement on Form
           S-8 (Registration No. 333-54440), and incorporated herein by reference).
 11        Earnings Per Share Computation.
 12        Not Applicable.
 13        2001 Annual Report to Shareholders.
 16        Not Applicable.
 18        Not Applicable.
 21        Subsidiaries of the Registrant.
 22        Not Applicable.
 23        Consent of Deloitte & Touche LLP dated March 27, 2002.
 24        Not Applicable.

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

Dated: March 18, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                     TITLE                             SIGNATURE
----                     -----                             ---------
March 18, 2002   Chairman of the Board                /s/ PETER W. WILSON
                     and Director        ---------------------------------------------
                                                        Peter W. Wilson

March 18, 2002         Director                       /s/ GIORGIO BALZER
                                         ---------------------------------------------
                                                        Giorgio Balzer

March 18, 2002         Director                       /s/ PHILIP H. BRITT
                                         ---------------------------------------------
                                                         Philip Britt

March 18, 2002         Director                      /s/ ROBERT V. DEUTSCH
                                         ---------------------------------------------
                                                       Robert V. Deutsch

March 18, 2002         Director                        /s/ EDWARD DUNLOP
                                         ---------------------------------------------
                                                         Edward Dunlop

March 18, 2002         Director                         /s/ MELVIN GRAY
                                         ---------------------------------------------
                                                          Melvin Gray

March 18, 2002         Director                        /s/ ROY E. POSNER
                                         ---------------------------------------------
                                                         Roy E. Posner

March 18, 2002         Director                      /s/ ADRIAN M. TOCKLIN
                                         ---------------------------------------------
                                                       Adrian M. Tocklin

March 18, 2002         Director                      /s/ MARK C. VONNAHME
                                         ---------------------------------------------
                                                       Mark C. Vonnahme