Form 10-Q
period 2002-03-31
CNA SURETY CORP
filed 2002-05-13
CIK 1044566

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

      42,884,271 shares of Common Stock, $.01 par value as of May 3, 2002.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                                              Page
                                                                                                              ----
 Part I.   Financial Information (Unaudited):

           Item 1.      Condensed Consolidated Financial Statements:

                        Independent Accountants' Report ...................................................      3

                        Condensed Consolidated Balance Sheets at March 31, 2002 and
                        at December 31, 2001 ..............................................................      4

                        Condensed Consolidated Statements of Income for the Three Months Ended
                        March 31, 2002 and 2001 ...........................................................      5

                        Condensed Consolidated Statements of Stockholders' Equity for the Three
                        Months Ended March 31, 2002 and 2001 ..............................................      6

                        Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                        March 31, 2002 and 2001 ...........................................................      7

                        Notes to Condensed Consolidated Financial Statements at March 31, 2002 ............      8

           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations .............................................................     13

 Part II.  Other Information:

           Item 1.      Legal Proceedings .................................................................     20

           Item 2.      Changes in the Rights of the Company's Security Holders ...........................     20

           Item 3.      Defaults Upon Senior Securities ...................................................     20

           Item 4.      Submission of Matters to a Vote of Security Holders ...............................     20

           Item 5.      Other Information .................................................................     20

           Item 6.      Exhibits and Reports on Form 8-K ..................................................     20


INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Deloitte & Touche LLP
Chicago, Illinois
May 8, 2002

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                                                                              (Unaudited)
                                                                                               March 31,           December 31,
                                                                                                  2002                 2001
                                                                                           -----------------    -----------------
ASSETS
Invested assets and cash:
    Fixed income securities, at fair value (amortized cost: $475,028 and $464,102) ...      $    479,538         $    471,841
    Equity securities, at fair value (cost: $56,748 and $42,614) .....................            50,651               35,754
    Short-term investments, at cost (approximates fair value) ........................            27,304               53,600
    Other investments, at fair value .................................................             5,261                5,303
    Cash .............................................................................            14,996               13,159
                                                                                            ------------         ------------
        Total invested assets and cash ...............................................           577,750              579,657
Deferred policy acquisition costs ....................................................            93,125               89,788
Insurance receivables:
    Premiums, including $27,219 and $29,829 from affiliates (net of allowance for
      doubtful accounts: $2,341 and $2,198) ..........................................            37,738               39,911
    Reinsurance, including $55,766 and $58,027 from affiliates .......................           173,600              176,235
Intangible assets  (net of accumulated amortization:  $25,523 and $25,523) ...........           143,785              143,785
Property and equipment, at cost (less accumulated
  depreciation: $14,913 and $14,138) .................................................            18,042               17,645
Prepaid reinsurance premiums .........................................................             9,558                5,838
Other assets .........................................................................             7,703                8,739
                                                                                            ------------         ------------
        Total assets .................................................................      $  1,061,301         $  1,061,598
                                                                                            ============         ============


LIABILITIES
Reserves:
    Unpaid losses and loss adjustment expenses .......................................      $    312,225         $    315,811
    Unearned premiums ................................................................           201,271              200,379
                                                                                            ------------         ------------
        Total reserves ...............................................................           513,496              516,190
Debt .................................................................................            76,195               76,195
Deferred income taxes, net ...........................................................            20,531               19,969
Payable for securities purchased .....................................................             7,116               11,406
Current income taxes payable .........................................................             5,155                1,822
Reinsurance and other payables to affiliates .........................................            10,223                8,923
Other liabilities ....................................................................            36,683               38,665
                                                                                            ------------         ------------
        Total liabilities ............................................................      $    669,399         $    673,170
                                                                                            ------------         ------------
Commitments and contingencies (See Note 5)


STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,319 shares issued and 42,876 shares outstanding at March 31, 2002 and 44,229
  shares issued and 42,780 shares outstanding at December 31, 2001 ...................               443                  442
Additional paid-in capital ...........................................................           255,081              254,133
Retained earnings ....................................................................           153,253              149,128
Accumulated other comprehensive income ...............................................            (1,374)                 278
Treasury stock, at cost ..............................................................           (15,501)             (15,553)
                                                                                            ------------         ------------
        Total stockholders' equity ...................................................           391,902              388,428
                                                                                            ------------         ------------
        Total liabilities and stockholders' equity ...................................      $  1,061,301         $  1,061,598
                                                                                            ============         ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
Revenues:
  Net earned premium ...................................   $ 67,221    $ 76,749
  Net investment income ................................      7,106       7,735
  Net realized investment losses .......................       (278)        (29)
                                                           --------    --------
    Total revenues .....................................     74,049      84,455
                                                           --------    --------
Expenses:
  Net losses and loss adjustment expenses ..............     16,647      16,086
  Net commissions, brokerage and other underwriting ....     41,552      46,837
  Interest expense .....................................        458       1,588
  Amortization of intangible assets ....................        --        1,524
                                                           --------    --------
    Total expenses .....................................     58,657      66,035
                                                           --------    --------
Income before income taxes .............................     15,392      18,420
Income taxes ...........................................      4,835       6,476
                                                           --------    --------
Net income .............................................   $ 10,557    $ 11,944
                                                           ========    ========
Earnings per share .....................................   $   0.25    $   0.28
                                                           ========    ========
Earnings per share, assuming dilution ..................   $   0.25    $   0.28
                                                           ========    ========
Weighted average shares outstanding ....................     42,845      42,713
                                                           ========    ========
Weighted average shares outstanding, assuming dilution..     43,025      42,917
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)
                                   (Unaudited)

                                                                Common
                                                                Stock                 Additional
                                                                Shares      Common      Paid-In     Comprehensive    Retained
                                                             Outstanding    Stock       Capital         Income       Earnings
                                                             -----------    -------   ----------    -------------    --------
Balance, December 31, 2000 ...............................      42,702      $   441    $ 253,497                     $135,308
Comprehensive income:
    Net income ...........................................          --           --           --      $  11,944        11,944
Other comprehensive income:
    Change in unrealized gains on securities
      (after incometaxes), net of reclassification
      adjustment of $209 .................................          --           --           --            946            --
                                                                                                      ---------
        Total comprehensive income .......................                                            $  12,890
                                                                                                      =========
Stock options exercised and other ........................          23            1          161                           --
Dividends paid to stockholders ...........................          --           --           --                       (3,846)
                                                               -------      -------    ---------                     --------
Balance, March 31, 2001 ..................................      42,725      $   442    $ 253,658                     $143,406
                                                               =======      =======    =========                     ========

Balance, December 31, 2001 ...............................      42,780      $   442    $ 254,133                     $149,128
Comprehensive income:
    Net income ...........................................          --           --           --      $  10,557        10,557
Other comprehensive income:
    Change in unrealized losses on securities
      (after income taxes), net of reclassification
      adjustment of $90 ..................................          --           --           --         (1,652)           --
                                                                                                      ---------
        Total comprehensive income .......................                                            $   8,905
                                                                                                      =========
Issuance of treasury stock to employee stock
   purchase program ......................................                                     6
Stock options exercised and other ........................          96            1          942                           --
Dividends paid to stockholders ...........................          --           --           --                       (6,432)
                                                               -------      -------    ---------                     --------
Balance, March 31, 2002 ..................................      42,876      $   443    $ 255,081                     $153,253
                                                               =======      =======    =========                     ========

                                                               Accumulated
                                                                  Other       Treasury       Total
                                                              Comprehensive     Stock    Stockholders'
                                                              Income (Loss)   (at cost)      Equity
                                                              -------------   ---------  -------------
Balance, December 31, 2000 ...............................    $      267      $(15,481)     $374,032
Comprehensive income:
    Net income ...........................................            --            --        11,944
Other comprehensive income:
    Change in unrealized gains on securities
      (after income taxes), net of reclassification
      adjustment of $209 .................................           946            --           946

        Total comprehensive income .......................


Stock options exercised and other ........................            --            --           162
Dividends paid to stockholders ...........................            --            --        (3,846)
                                                               ---------      --------     ---------
Balance, March 31, 2001 ..................................     $   1,213      $(15,481)    $ 383,238
                                                               =========      =========    =========


Balance, December 31, 2001 ...............................     $     278      $(15,553)     $388,428
Comprehensive income:
    Net income ...........................................            --            --        10,557
Other comprehensive income:
    Change in unrealized losses on securities
      (after income taxes), net of reclassification
      adjustment of $90 ..................................        (1,652)           --        (1,652)

        Total comprehensive income .......................


Issuance of treasury stock to employee stock
   purchase program ......................................                          52            58
Stock options exercised and other ........................            --            --           943
Dividends paid to stockholders ...........................            --            --        (6,432)
                                                               ---------      --------     ---------
Balance, March 31, 2002 ..................................     $  (1,374)     $(15,501)    $ 391,902
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      --------------------
                                                                                        2002        2001
                                                                                      --------    --------
OPERATING ACTIVITIES:
  Net income ......................................................................   $ 10,557    $ 11,944
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................................        977       2,381
    Accretion of bond discount, net ...............................................        195         247
    Net realized investment losses ................................................        278          29
  Changes in:
    Insurance receivables .........................................................      4,808      (6,673)
    Reserve for unearned premiums .................................................        892      (3,723)
    Reserve for unpaid losses and loss adjustment expenses ........................     (3,586)      7,557
    Deferred policy acquisition costs .............................................     (3,337)       (590)
    Deferred income taxes, net ....................................................      1,433         421
    Reinsurance and other payables to affiliates ..................................      1,300       1,120
    Prepaid reinsurance premiums ..................................................     (3,720)       (400)
    Other assets and liabilities ..................................................     (3,789)     (2,289)
                                                                                      --------    --------
      Net cash provided by operating activities ...................................      6,008      10,024
                                                                                      --------    --------
INVESTING ACTIVITIES:
  Fixed income securities:
    Purchases .....................................................................    (63,399)    (31,673)
    Maturities ....................................................................     30,008      25,533
    Sales .........................................................................     22,121       7,408
  Purchases of equity securities ..................................................    (14,829)     (4,303)
  Proceeds from the sale of equity securities .....................................        557         409
  Changes in short-term investments ...............................................     26,304       2,787
  Purchases of property and equipment .............................................     (1,491)     (1,043)
  Changes in receivables/payables for securities sold/purchased ...................     (4,290)     13,303
  Other, net ......................................................................        (33)        (88)
                                                                                      --------    --------
      Net cash provided by (used in) investing activities .........................     (5,052)     12,333
                                                                                      --------    --------
FINANCING ACTIVITIES:
  Principal payments on long-term debt ............................................        --      (20,000)
  Dividends to stockholders .......................................................        --       (3,845)
  Employee stock option exercises .................................................        824          67
  Issuance of treasury stock to employee stock purchase plan ......................         57        --
                                                                                      --------    --------
      Net cash provided by (used in) financing activities .........................        881     (23,778)
                                                                                      --------    --------
Increase (decrease) in cash .......................................................      1,837      (1,421)
Cash at beginning of period .......................................................     13,159       5,950
                                                                                      --------    --------
Cash at end of period .............................................................   $ 14,996    $  4,529
                                                                                      ========    ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest ......................................................................   $    793    $  1,561
    Income taxes ..................................................................   $    --     $    750

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

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

Basis of Presentation

     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2001 Annual Report to Shareholders. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 2001 Financial Statements to conform with the presentation in the 2002 Condensed Consolidated Financial Statements.

Accounting Changes

     In June 2001, the FASB issued SFAS No. 141 and No. 142 entitled "Business Combinations" ("SFAS No. 141") and "Goodwill and Other Intangible Assets" ("SFAS No. 142"), respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. The Company will adopt this standard for any future business combinations. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss for the excess of the carrying amount of an intangible asset over its fair value would be recognized as a charge to operations. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company has adopted the provisions of Statement No. 142 effective January 1, 2002. In accordance with the transition guidance provided in SFAS No. 142, the Company has completed its initial impairment test related to other acquired intangibles and does not anticipate any asset impairment to be recorded for these intangibles. The Company plans to complete its goodwill-related impairment tests by June 30, 2002, with any resulting impairment recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. The adoption of this standard eliminated the Company's amortization of goodwill and intangibles as of December 31, 2001 and therefore, increased the Company's reported net income by $1.4 million, or 3 cents per share, as compared to the prior year quarter. If the provisions of this standard were applied to prior periods, net income for the first three months of 2001 would have been $13.4 million, or $0.31 per share.

     In October 2001, the FASB issued SFAS No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this statement were effective for CNA Surety beginning January 1, 2002. The initial adoption of this standard had no impact on the Company's financial position or results of operations.

2.   Investments

     The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at March 31, 2002 and December 31, 2001, by investment category, were as follows (dollars in thousands):


                                                                              Gross             Gross
                                                       Amortized Cost        Unrealized        Unrealized        Estimated Fair
  March 31, 2002                                          or Cost              Gains             Losses               Value
  ------------------------------------------------     --------------        ----------        ----------        --------------
  Fixed income securities:
  U.S. Treasury securities and obligations of
    U.S. Government and agencies:
       U.S. Treasury ................................     $ 14,822            $   270           $   (102)          $ 14,990
       U.S. Agencies ................................       58,793              1,680               (730)            59,743
       Collateralized mortgage obligations ..........          336                  4                 --                340
       Mortgage pass-through securities .............       25,946                130               (197)            25,879
  Obligations of states and political subdivisions ..      258,916              4,767             (2,809)           260,874
  Corporate bonds ...................................       72,802              1,182               (749)            73,235
  Non-agency collateralized mortgage obligations ....       12,170                105               (376)            11,899
  Other asset-backed securities:
    Second mortgages/home equity loans ..............       10,669                303                 --             10,972
    Credit card receivables .........................       10,000                254                 --             10,254
    Manufactured housing ............................        7,204                395                (42)             7,557
    Other ...........................................        1,014                 91                 --              1,105
  Redeemable preferred stock ........................        2,356                334                 --              2,690
                                                          --------            -------           --------           --------
       Total fixed income securities ................      475,028              9,515             (5,005)           479,538

   Equity securities ................................       56,748                546             (6,643)            50,651
                                                          --------            -------           --------           --------
       Total ........................................     $531,776            $10,061           $(11,648)          $530,189
                                                          ========            =======           ========           ========



                                                                    Gross             Gross
                                                       Amortized Cost        Unrealized        Unrealized        Estimated Fair
  December 31, 2001                                       or Cost              Gains             Losses               Value
  ------------------------------------------------     --------------        ----------        ----------        --------------
  Fixed income securities:
  U.S. Treasury securities and obligations of
    U.S. Government and agencies:
       U.S. Treasury ................................     $ 24,751           $    561           $     (5)          $ 25,307
       U.S. Agencies ................................       67,539              2,119               (706)            68,952
       Collateralized mortgage obligations ..........          411                  4                 (1)               414
       Mortgage pass-through securities .............       22,165                231                 --             22,396
  Obligations of states and political subdivisions ..      217,757              5,029             (1,987)           220,799
  Corporate bonds ...................................       71,029              2,007               (656)            72,380
  Non-agency collateralized mortgage obligations ....       12,898                132               (405)            12,625
  Other asset-backed securities:
    Second mortgages/home equity loans ..............       15,784                537                 --             16,321
    Credit card receivables .........................       10,000                327                 --             10,327
    Manufactured housing ............................        7,314                342                (20)             7,636
    Other ...........................................        1,019                108                 --              1,127
  Redeemable preferred stock ........................       13,435                122                 --             13,557
                                                          --------           --------           --------           --------
       Total fixed income securities ................      464,102             11,519             (3,780)           471,841

  Equity securities .................................       42,614              2,620             (9,480)            35,754
                                                          --------           --------           --------           --------
       Total ........................................     $506,716           $ 14,139           $(13,260)          $507,595
                                                          ========           ========           ========           ========

                                       10

3.   Reinsurance

The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                             Three Months Ended March 31,
                                      -----------------------------------------
                                             2002                  2001
                                      -----------------------------------------
                                       Written    Earned    Written     Earned
                                      --------   --------   -------    --------
Direct .............................  $ 36,772   $ 31,713   $ 32,657   $ 27,620
Assumed ............................    45,342     49,541     42,827     51,622
Ceded ..............................   (17,721)   (14,033)    (2,857)    (2,493)
                                      --------   --------   --------   --------
                                      $ 64,393   $ 67,221   $ 72,627   $ 76,749
                                      ========   ========   ========   ========

     Assumed premiums primarily includes all surety business written or renewed, net of reinsurance, by CCC and CIC, and their affiliates, after the Merger Date that is reinsured by Western Surety pursuant to intercompany reinsurance and related agreements.


     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                Three Months Ended March 31,
                                            ------------------------------------
                                                   2002               2001
                                            ----------------   -----------------
                                                $      Ratio       $      Ratio
                                            --------   -----   --------   -----
Gross losses and loss adjustment expenses   $ 18,064   22.2%   $ 25,062    31.6%
Ceded amounts ............................    (1,417)  10.1      (8,976)  360.0
                                            --------   ----    --------   -----
Net losses and loss adjustment expenses...  $ 16,647   24.8%   $ 16,086    21.0%
                                            ========   ====    ========   =====

     The Company's ceded reinsurance program changed significantly in 2002 as compared to 2001. As a result, ceded written premiums increased in the first quarter of 2002 as compared to the same quarter in 2001. Ceded written premiums increased $14.9 million to $17.7 million for the three months ended March 31, 2002. The increase in ceded written premiums included $7.5 million for the Company's new $40 million excess of $20 million per principal excess of loss coverage and $8.5 million for the purchase of extended discovery coverage on the Company's $55 million excess of $5 million per principal excess of loss coverage that was in place for 2001.

     The material differences between the new excess of loss reinsurance program and the Company's 2001 program are as follows. The annual aggregate coverage decreases from $115 million in 2001 to $100 million in 2002 with a sub-limit of $60 million for large commercial accounts. The minimum annual premium for the 2002 excess of loss treaty is $30.0 million compared to $17.2 million of reinsurance premiums paid in 2001. The 2002 excess of loss treaty provides the Company with coverage on a per principal basis of 90% of $40 million excess of $20 million retained by the Company. The higher net retention per principal together with other changes in reinsurance coverage associated with the 2002 excess of loss reinsurance contract and the extended discovery and related provisions of the excess of loss reinsurance contract in place for 2001 may increase the variability of the Company's future results of operations and cash flows.

4.   Reserves for Losses and Loss Adjustment Expenses

     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                     Three Months
                                                                    Ended March 31,
                                                                -----------------------
                                                                   2002         2001
                                                                ----------    ---------
Reserves at beginning of period:
Gross ........................................................   $ 315,811    $ 204,457
Ceded reinsurance ............................................     166,318       70,159
                                                                 ---------    ---------
  Net reserves at beginning of period ........................     149,493      134,298
                                                                 ---------    ---------
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period .............      16,665       16,380
  Increase (decrease) in provision for insured events of prior
periods ......................................................         (18)        (294)
                                                                 ---------    ---------
     Total net incurred ......................................      16,647       16,086
                                                                 ---------    ---------
Net payments attributable to:
  Current period events ......................................       1,917            5
  Prior period events ........................................       6,041       15,016
                                                                 ---------    ---------
     Total net payments ......................................       7,958       15,021
                                                                 ---------    ---------
Net reserves at end of period ................................     158,182      135,363
Ceded reinsurance at end of period ...........................     154,043       76,651
                                                                 ---------    ---------
     Gross reserves at end of period .........................   $ 312,225    $ 212,014
                                                                 =========    =========

5.   Legal Proceedings

     The Company is party to various lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General

     The following is a discussion and analysis of CNA Surety Corporation ("CNA Surety" or the "Company") and its insurance subsidiaries' operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements of CNA Surety and notes thereto. Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company's results of operations and financial condition pertain to deferred acquisition costs, reinsurance and reserves for unpaid losses and loss adjustment expenses. The Company's accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables, are particularly critical to an assessment of the Company's financial results. These areas are highly subjective and require management's most complex judgments because of the need to make estimates about the effects of matters that are inherently uncertain. For these reasons, disclosure on these topics is contained in Item 1. Business of the Company's 2001 Annual Report on Form 10-K as well as in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and notes thereto within the 2001 Annual Report to Shareholders. Refer to the 2001 Annual Report to Shareholders Note 1, Significant Accounting Policies, and Notes 7 and 8, Reinsurance and Reserves for Losses and Loss Adjustment Expenses, respectively, for further discussion.

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

Results of Operations

     CNA Surety Results for Three Months Ended March 31, 2002 and 2001

     The components of income for the Company for the three months ended March 31, 2002 and 2001 are summarized as follows (dollars in thousands):

                                                            Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------
Total revenues .................................       $ 74,049        $ 84,455
                                                       ========        ========
Underwriting income ............................       $  9,022        $ 13,826
Net investment income ..........................          7,106           7,735
Net realized investment losses .................           (278)            (29)
Interest expense ...............................            458           1,588
Amortization of intangible assets ..............             --           1,524
                                                       --------        --------
Income before income taxes .....................         15,392          18,420
Income taxes ...................................          4,835           6,476
                                                       --------        --------
Net income .....................................       $ 10,557        $ 11,944
                                                       ========        ========
Net income per share ...........................       $   0.25        $   0.28
                                                       ========        ========

     Insurance Underwriting

     Underwriting results for the Company for the three months ended March 31, 2002 and 2001 are summarized in the following table (dollars in thousands):

                                                   Three Months Ended March 31,
                                                     2002                2001
                                                   -------             -------
     Gross written premiums .....................  $82,114             $75,484
                                                   =======             =======

     Net written premiums .......................  $64,393             $72,627
                                                   =======             =======

     Net earned premiums ........................  $67,221             $76,749
     Net losses and loss adjustment expenses ....   16,647              16,086
     Net commissions, brokerage and other .......   41,552              46,837
                                                   -------             -------
     Underwriting income ........................  $ 9,022             $13,826
                                                   =======             =======

     Loss ratio .................................     24.8%               21.0%
     Expense ratio ..............................     61.8                61.0
                                                   -------             -------
     Combined ratio .............................     86.6%               82.0%
                                                   =======             =======

     Premiums Written

     CNA Surety primarily markets contract and commercial surety bonds. Contract surety bonds generally secure a contractor's performance and/or payment obligation with respect to a construction project. Contract surety bonds are generally required by federal, state and local governments for public works projects. The most common types include bid, performance and payment bonds. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation. The commercial surety market includes numerous types of bonds categorized as court judicial, court fiduciary, public official, license and permit and many miscellaneous bonds that include guarantees of performance. The Company also writes fidelity bonds which cover losses arising from employee dishonesty and other insurance products.

     Gross written premiums are shown in the table below (dollars in thousands):

                                                   Three Months Ended March 31,
                                                     2002                 2001
                                                   -------              -------

     Contract ...................................  $39,380              $38,332
     Commercial .................................   35,088               28,991
     Fidelity and other .........................    7,646                8,161
                                                   -------              -------
                                                   $82,114              $75,484
                                                   =======              =======

     Gross written premiums increased 8.8%, or $6.6 million, for the three months ended March 31, 2002 over the comparable period in 2001. Commercial surety accounted for most of this increase with growth of 21.0%, or $6.1 million, in gross written premiums as compared to 2001. In the first quarter of 2002, the Company experienced continued volume growth of small commercial products along with improving rates on large commercial exposures. Contract surety increased 2.7%, or $1.0 million, for the three months ended March 31, 2002 reflecting continued strength in public construction spending. Fidelity and other products decreased 6.3% to $7.6 million for the three months ended March 31, 2002 as compared to the same period in 2001 due primarily to the discontinuance of the Company's agents' E&O business.

     Net written premiums are shown in the table below (dollars in thousands):

                                                Three Months Ended March 31,
                                                2002                 2001
                                               -------              -------

Contract .................................     $31,235              $35,767
Commercial ...............................      25,849               28,699
Fidelity and other .......................       7,309                8,161
                                               -------              -------
                                               $64,393              $72,627
                                               =======              =======

     For the three months ended March 31, 2002, net written premiums decreased 11.3% to $64.4 million as compared to the same period in 2001, reflecting the effects of higher reinsurance costs. Ceded written premiums increased $14.9 million to $17.7 million for the three months ended March 31, 2002. Ceded written premiums in the current quarter include $7.5 million for the Company's new $40 million excess of $20 million per principal excess of loss coverage and $8.5 million for the purchase of extended discovery coverage on our $55 million excess of $5 million per principal excess of loss coverage that was in place for 2001. Net written premiums for contract surety business decreased 12.7% to $31.2 million. Net written premiums for commercial surety decreased 9.9% to $25.8 million for the first three months in 2002. The fidelity and other products decreased 10.4% to $7.3 million, for the first three months in 2002 as compared to the same period in 2001.

     The material differences between the new excess of loss reinsurance program and the Company's 2001 program are as follows. The annual aggregate coverage decreases from $115 million in 2001 to $100 million in 2002 with a sub-limit of $60 million for large commercial accounts. The minimum annual premium for the 2002 excess of loss treaty is $30.0 million compared to $17.2 million of reinsurance premiums paid in 2001. The 2002 excess of loss treaty provides the Company with coverage on a per principal basis of 90% of $40 million excess of $20 million retained by the Company. The higher net retention per principal together with other changes in reinsurance coverage associated with the 2002 excess of loss reinsurance contract and the extended discovery and related provisions of the excess of loss reinsurance contract in place for 2001 may increase the variability of the Company's future results of operations and cash flows.

     Underwriting Income

     Underwriting income decreased 34.8% to $9.0 million for the three months ended March 31, 2002 compared to $13.8 million for the same period in 2001. This decrease is primarily due to the impact of increased reinsurance costs on net earned premium.

     Net Loss Ratio

     The net loss ratios for the three months ended March 31, 2002 and 2001 were 24.8% and 21.0%, respectively. The 2001 loss ratios included $0.3 million of net favorable loss reserve development. Excluding the impact of net favorable loss reserve development, the loss ratios would have been 24.8% and 21.4% for the period ended March 31, 2002 and March 31, 2001, respectively. The increase in the adjusted loss ratio in 2002 relates primarily to estimated impact of the Company's $15 million higher per principal net retention on the Company's net loss ratio. The Company is using an initial 2002 accident year net loss ratio of
30.0 percent for the medium to large commercial and contract branch business compared to 22.5 percent when the per principal retention was $5 million. This business represents about 61% of the Company's gross premiums.

     Expense Ratio

     The expense ratio increased to 61.8% for the three months ended March 31, 2002 compared to 61.0% for the same period in 2001. The increase in the expense ratio for the three months ended March 31, 2002 primarily reflects the impact of higher reinsurance costs on net earned premiums. Net earned premiums declined 12.4% and operating expenses decreased at a lower rate of 11.2%, reflecting the Company's acquisition and operating cost reduction efforts.

     Investment Income

     For the three months ended March 31, 2002, net investment income was $7.1 million compared to net investment income for the three months ended March 31, 2001 of $7.7 million. The decrease in investment income primarily reflects the impact of lower investment yields. The annualized pretax yields for the Company's equity and fixed income portfolio were 5.1% and 5.7% for the three months ended March 31, 2002 and 2001, respectively. The annualized after-tax yields for the Company's equity and fixed income portfolio were 3.9% and 4.2% for the three months ended March 31, 2002 and 2001.

     Net realized investment losses were approximately $278,000 for the three months ended March 31, 2002 compared to approximately $29,000 of net realized investment losses for the same period in 2001.

     Analysis of Other Operations

     As of January 1, 2002, the Company adopted SFAS No. 142 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The periodic amortization of goodwill and intangibles ceased as of December 31, 2001. Amortization expense was $1.5 million for the three months ended March 31, 2001. The Company plans to complete its goodwill-related impairment tests by June 30, 2002, with any resulting impairment recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. Any future impairment loss for the excess of the carrying amount of an intangible asset over its fair value would be recognized as a charge to operations. Intangible assets primarily represent goodwill and identified intangibles arising from the acquisition of Capsure.

     Interest expense for the three months ended March 31, 2002 decreased $1.1 million, or 71.2%, as compared to the first quarter in 2001, primarily due to lower outstanding debt levels and lower interest rates. Average debt outstanding was $76.2 million for the first quarter of 2002 compared to $100.9 million in the first quarter of 2001. The weighted average interest rate for the three months ended March 31, 2001 was 2.2% compared to 6.1% for the same period in 2001.

     Income Taxes

     Income tax expense was $4.8 million and $6.5 million and the effective income tax rates were 31.4% and 35.2% for the three months ended March 31, 2002 and 2001, respectively. This decrease in the estimated effective tax rate in first quarter 2002 primarily relates to the adoption of SFAS No. 142 which ended the periodic amortization the Company's goodwill and intangibles.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At March 31, 2002, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $474.0 million of fixed income securities, $50.7 million of equity securities, $2.4 million of short-term investments, $5.3 million of other investments and $10.1 million of cash. At December 31, 2001, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $466.6 million of fixed income securities, $35.8 million of equity securities, $38.9 million of short-term investments, $5.3 million of other investments and $0.8 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At March 31, 2002, the parent company's invested assets consisted of $5.5 million of fixed income securities, $24.9 million of short-term investments and $4.9 million of cash. At December 31, 2001, the parent company's invested assets consisted of $5.2 million of fixed income securities, $14.7 million of short-term investments and $2.4 million of cash. As of March 31, 2002 and December 31, 2001, parent company short-term investments and cash included $4.5 million and $13.8 million, respectively, of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

     The Company's consolidated net cash flow provided by operating activities was $6.0 million for the three months ended March 31, 2002 and $10.0 million for the comparable period in 2001. The decrease in net cash flow provided by operating activities primarily relates to an increase in prepaid reinsurance premiums, primarily a payment of $8.5 million to purchase extended discovery coverage on the Company's $55 million excess of $5 million per principal excess of loss coverage that was in place for 2001.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of up to $130 million. As of March 31, 2001, the Company has unused capacity under the revolver of approximately $55 million.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, was 0.30% at March 31, 2002 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.25% to 0.40%. As of March 31, 2002, the weighted average interest rate was 2.1% on the $75 million of outstanding borrowings. As of December 31, 2001, the weighted average interest rate was 2.5% on the $75.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of March 31, 2002, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances by September 30, 2002 with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

     In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at March 31, 2002 was $1.2 million.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2002 is based on statutory surplus and income at and for the year ended December 31, 2001. Without prior regulatory approval in 2002, CNA Surety's insurance subsidiaries may pay stockholder dividends of $51.5 million in the aggregate. CNA Surety received $12.0 million and $20.0 million in dividends from its insurance subsidiaries during the first three months of 2002 and 2001, respectively.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety did not receive any tax sharing payments from its subsidiaries for the three months ended March 31, 2002 and received $0.3 million for the same period in 2001.

     CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present capital needs.

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

ITEM 3. Defaults Upon Senior Securities - None.

ITEM 4. Submission of Matters to a Vote of Security Holders - None.

ITEM 5. Other Information - None.

ITEM 6. Exhibits and Reports on Form 8-K:
        (a) Exhibits: - None.

        (b) Reports on Form 8-K:
            February 15, 2002; CNA Surety Corporation Press Release issued on February 11, 2002.

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


Date:  May 13, 2002