Form 10-Q
period 2002-06-30
CNA SURETY CORP
filed 2002-08-12
CIK 1044566

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

     42,942,229 shares of Common Stock, $.01 par value as of August 2, 2002.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                           ----
Part I    Financial Information:

          Item 1.  Condensed Consolidated Financial Statements:

                   Independent Accountants' Report.......................    3

                   Condensed Consolidated Balance Sheets at
                   June 30, 2002 (Unaudited) and at December 31, 2001 ...    4

                   Condensed Consolidated Statements of Income for the
                   Three- and Six- Months Ended June 30, 2002 and 2001
                   (Unaudited) ..........................................    5

                   Condensed Consolidated Statements of Stockholders'
                   Equity for the Six Months Ended June 30, 2002 and 2001
                   (Unaudited) ..........................................    6

                   Condensed Consolidated Statements of Cash Flows for
                   the Six Months Ended June 30, 2002 and 2001 (Unaudited    7

                   Notes to Condensed Consolidated Financial Statements
                   at June 30, 2002 (Unaudited) .........................    8

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..................   13

Part II.  Other Information:

          Item 1.  Legal Proceedings ....................................   22

          Item 2.  Changes in the Rights of the Company's Security
                   Holders ..............................................   22

          Item 3.  Defaults Upon Senior Securities ......................   22

          Item 4.  Submission of Matters to a Vote of Security Holders ..   22

          Item 5.  Other Information ....................................   23

          Item 6.  Exhibits and Reports on Form 8-K .....................   23

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001 and the related condensed consolidated statements of stockholders' equity and of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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


Deloitte & Touche LLP
Chicago, Illinois
August 5, 2002

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                        (Unaudited)
                                                                                          June 30,     December 31,
                                                                                            2002           2001
                                                                                       -------------  --------------
ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $467,099 and $464,102) ...   $   487,290    $   471,841
  Equity securities, at fair value (cost: $58,377 and $42,614) .....................        48,198         35,754
  Short-term investments, at cost (approximates fair value) ........................        54,590         53,600
  Other investments, at fair value .................................................         5,110          5,303
  Cash .............................................................................        13,244         13,159
                                                                                       -----------    -----------
     Total invested assets and cash ................................................       608,432        579,657
Deferred policy acquisition costs ..................................................        97,148         89,788
Insurance receivables:
  Premiums, including $28,771 and $29,829 from affiliates (net of allowance for
   doubtful accounts: $1,955 and $2,614) ...........................................        42,025         39,911
  Reinsurance, including $42,770 and $58,027 from affiliates .......................       153,381        176,235
Intangible assets (net of accumulated amortization: $25,523 and $25,523) ...........       143,785        143,785
Property and equipment, at cost (less accumulated
  depreciation: $15,537 and $14,138) ...............................................        17,667         17,645
Prepaid reinsurance premiums .......................................................         9,424          5,838
Other assets .......................................................................         9,229          8,739
                                                                                       -----------    -----------
     Total assets ..................................................................   $ 1,081,091    $ 1,061,598
                                                                                       ===========    ===========


LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses .......................................   $   308,746    $   315,811
  Unearned premiums ................................................................       211,791        200,379
                                                                                       -----------    -----------
     Total reserves ................................................................       520,537        516,190
Debt ...............................................................................        76,195         76,195
Deferred income taxes, net .........................................................        25,968         19,969
Payable for securities purchased ...................................................           467         11,406
Current income taxes payable .......................................................         2,395          1,822
Reinsurance and other payables to affiliates .......................................         9,005          8,923
Other liabilities ..................................................................        40,170         38,665
                                                                                       -----------    -----------
     Total liabilities .............................................................   $   674,737    $   673,170
                                                                                       -----------    -----------

Commitments and contingencies (See Note 5)


STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,359 shares issued and 42,915 shares outstanding at June 30, 2002 and 44,229 shares issued and
  42,780 shares outstanding at December 31, 2001....................................           444            442
Additional paid-in capital .........................................................       255,526        254,133
Retained earnings ..................................................................       159,718        149,128
Accumulated other comprehensive income .............................................         6,166            278
Treasury stock, at cost ............................................................       (15,500)       (15,553)
                                                                                       -----------    -----------
     Total stockholders' equity ....................................................       406,354        388,428
                                                                                       -----------    -----------
     Total liabilities and stockholders' equity ....................................   $ 1,081,091    $ 1,061,598
                                                                                       ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended     Six Months Ended
                                                               June 30,              June 30,
                                                         -------------------   -------------------
                                                           2002       2001       2002       2001
                                                         --------   --------   --------   --------
Revenues:
  Net earned premium .................................   $ 75,742   $ 78,850   $142,963   $155,599
  Net investment income ..............................      7,121      7,480     14,227     15,215
  Net realized investment gains ......................      1,601        192      1,323        163
                                                         --------   --------   --------   --------
     Total revenues ..................................     84,464     86,522    158,513    170,977
                                                         --------   --------   --------   --------

Expenses:
  Net losses and loss adjustment expenses ............     19,606     16,813     36,253     32,899
  Net commissions, brokerage and other underwriting ..     45,594     48,184     87,146     95,021
  Interest expense ...................................        445        957        903      2,545
  Amortization of intangible assets ..................       --        1,524       --        3,048
                                                         --------   --------   --------   --------
     Total expenses ..................................     65,645     67,478    124,302    133,513
                                                         --------   --------   --------   --------

Income before income taxes ...........................     18,819     19,044     34,211     37,464
Income taxes .........................................      5,917      6,701     10,752     13,177
                                                         --------   --------   --------   --------
Net income ...........................................   $ 12,902   $ 12,343   $ 23,459   $ 24,287
                                                         ========   ========   ========   ========

Earnings per share ...................................   $   0.30   $   0.29   $   0.55   $   0.57
                                                         ========   ========   ========   ========

Earnings per share, assuming dilution ................   $   0.30   $   0.29   $   0.55   $   0.57
                                                         ========   ========   ========   ========

Weighted average shares outstanding ..................     42,900     42,738     42,868     42,725
                                                         ========   ========   ========   ========

Weighted average shares outstanding, assuming dilution     43,066     42,931     43,038     42,926
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)
                                   (Unaudited)

                                                                  Common
                                                                  Stock                 Additional
                                                                  Shares      Common      Paid-In   Comprehensive
                                                                Outstanding   Stock       Capital       Income
                                                                -----------  ---------  ----------  -------------
Balance, December 31, 2000 ..................................      42,702    $     441   $ 253,497
Comprehensive income:
  Net income ................................................        --           --          --      $  24,287
Other comprehensive income:
  Change in unrealized gains on securities (after income
    taxes), net of reclassification adjustment of $152 ......        --           --          --            156
                                                                                                      ---------
     Total comprehensive income .............................                                         $  24,443
                                                                                                      =========
Purchase of treasury stock ..................................        --           --          --
Stock options exercised and other ...........................          49            1         328
Dividends paid to stockholders ..............................        --           --          --
                                                                ---------    ---------   ---------
Balance, June 30, 2001 ......................................      42,751    $     442   $ 253,825
                                                                =========    =========   =========

Balance, December 31, 2001 ..................................      42,780    $     442   $ 254,133
Comprehensive income:
  Net income ................................................        --           --          --      $  23,459
Other comprehensive income:
  Change in unrealized gains on securities (after income
    taxes), net of reclassification adjustment of $428 ......        --           --          --          5,888
                                                                                                      ---------
     Total comprehensive income .............................                                         $  29,347
                                                                                                      =========
Issuance of treasury stock to employee stock purchase program           5                        6
Stock options exercised and other ...........................         130            2       1,387
Dividends paid to stockholders ..............................        --           --          --
                                                                ---------    ---------   ---------
Balance, June 30, 2002 ......................................      42,915    $     444   $ 255,526
                                                                =========    =========   =========

                                                                            Accumulated
                                                                               Other      Treasury       Total
                                                                 Retained  Comprehensive    Stock    Stockholders'
                                                                 Earnings  Income (Loss)  (at cost)      Equity
                                                                ---------  ------------- ----------  -------------
Balance, December 31, 2000 ..................................   $ 135,308    $     267   $ (15,481)   $ 374,032
Comprehensive income:
  Net income ................................................      24,287         --          --         24,287
Other comprehensive income:
  Change in unrealized gains on securities (after income
    taxes), net of reclassification adjustment of $152 ......        --            156        --            156

     Total comprehensive income..............................

Purchase of treasury stock ..................................        --           --          --           --
Stock options exercised and other ...........................        --           --          --            329
Dividends paid to stockholders ..............................     (10,257)        --          --        (10,257)
                                                                ---------    ---------   ---------    ---------
Balance, June 30, 2001 ......................................   $ 149,338    $     423   $ (15,481)   $ 388,547
                                                                =========    =========   =========    =========

Balance, December 31, 2001 ..................................   $ 149,128    $     278   $ (15,553)   $ 388,428
Comprehensive income:
  Net income ................................................      23,459         --          --         23,459
Other comprehensive income:
  Change in unrealized gains on securities (after income
    taxes), net of reclassification adjustment of $428.......        --          5,888        --          5,888

     Total comprehensive income..............................

Issuance of treasury stock to employee stock purchase program                                   53           59
Stock options exercised and other ...........................        --           --          --          1,389
Dividends paid to stockholders ..............................     (12,869)        --          --        (12,869)
                                                                ---------    ---------   ---------    ---------
Balance, June 30, 2002 ......................................   $ 159,718    $   6,166   $ (15,500)   $ 406,354
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                           --------------------------------------
                                                                                                  2002                 2001
                                                                                           -----------------    -----------------
OPERATING ACTIVITIES:
  Net income ......................................................................            $  23,459            $  24,287
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ................................................                1,929                4,761
     Accretion of bond discount, net ..............................................                  410                  394
     Net realized investment losses ...............................................               (1,323)                (163)
  Changes in:
     Insurance receivables ........................................................               20,740              (13,679)
     Reserve for unearned premiums ................................................               11,412                  232
     Reserve for unpaid losses and loss adjustment expenses .......................               (7,065)               2,066
     Deferred policy acquisition costs ............................................               (7,360)              (3,978)
     Deferred income taxes, net ...................................................                2,808                2,065
     Reinsurance and other payables to affiliates .................................                   82                 (884)
     Prepaid reinsurance premiums .................................................               (3,586)              (2,381)
     Other assets and liabilities, net ............................................               (4,516)                (335)
                                                                                               ---------            ---------

       Net cash provided by operating activities ..................................               36,990               12,385
                                                                                               ---------            ---------

INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases ....................................................................             (107,363)             (72,060)
     Maturities ...................................................................               69,426               43,556
     Sales ........................................................................               36,382               33,287
  Purchases of equity securities ..................................................              (17,786)              (4,446)
  Proceeds from the sale of equity securities .....................................                1,465                  505
  Changes in short-term investments ...............................................                 (982)               9,414
  Purchases of property and equipment .............................................               (2,120)              (1,974)
  Changes in receivables/payables for securities sold/purchased, net ..............              (10,939)              14,791
  Other, net ......................................................................                  118                   86
                                                                                               ---------            ---------

       Net cash provided by (used in) investing activities ........................              (31,799)              23,159
                                                                                               ---------            ---------

FINANCING ACTIVITIES:
  Principal payments on long-term debt ............................................                 --                (25,000)
  Dividends to stockholders .......................................................               (6,431)             (10,257)
  Issuance of treasury stock to employee stock purchase plan ......................                   59                 --
  Employee stock option exercises .................................................                1,266                  194
                                                                                               ---------            ---------

       Net cash used in financing activities ......................................               (5,106)             (35,063)
                                                                                               ---------            ---------

Increase in cash ..................................................................                   85                  481
Cash at beginning of period .......................................................               13,159                5,950
                                                                                               ---------            ---------
Cash at end of period .............................................................            $  13,244            $   6,431
                                                                                               =========            =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest .....................................................................            $   1,195            $   2,537
     Income taxes .................................................................            $   7,000            $  12,650

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

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

Accounting Changes
     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 and No. 142 entitled "Business Combinations" ("SFAS No. 141") and "Goodwill and Other Intangible Assets" ("SFAS No. 142"), respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. The Company will adopt this standard for any future business combinations. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss for the excess of the carrying amount of an intangible asset over its fair value would be recognized as a charge to operations. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company has adopted the provisions of Statement No. 142 effective January 1, 2002.

     Although all of the Company's products are sold through the same independent insurance agent and broker distribution network, the Company's underwriting and management reporting are organized by the two broad types of surety products or operating segments - contract surety and commercial surety, which also includes fidelity bonds and other insurance products for these purposes. These two operating segments are comprised of five components: large commercial, small commercial, large contract, small contract and international contract and commercial. The small, large and international components of commercial have been aggregated into one operating segment (reporting unit) and the small, large and international components of contract have been aggregated into one operating segment (reporting unit) because of their similar economic characteristics.

     The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the entity's reporting units. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 required an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. In accordance with SFAS No. 142, the Company identified two reporting units which constitute components of its business that include goodwill.

     The Company completed the first step of the transitional goodwill impairment test as of June 30, 2002 and has determined that the fair value of each reporting unit exceeded the reporting unit's carrying amount, and as such no impairment was taken.

     In accordance with the transition guidance provided in SFAS No. 142, the Company has classified its intangible assets as intangibles with indefinite lives and has completed its initial impairment test. No asset impairment was indicated for these indefinite lived intangibles.

     In determining whether there is an impairment of goodwill or other intangible assets, the Company calculated its estimated fair value using the present value of estimated expected future cash flows. The resulting estimated fair value was then compared to the net book value, including goodwill. If the net book value exceeded the estimated fair value, the Company would have measured the amount of impairment loss by comparing the implied estimated fair value of goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, a goodwill impairment loss would be recognized. This impairment test will be performed annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. The Company believes the methodology it uses in testing impairment of goodwill provides a reasonable basis in determining whether an impairment charge should be taken.

     The adoption of this standard eliminated the Company's amortization of goodwill and intangibles as of December 31, 2001 and therefore, increased the Company's reported second quarter and six month net income by $1.5 million, or 3 cents per share, and $2.9 million, or 7 cents per share, respectively, as compared to the prior year. If the provisions of this standard were applied to prior periods, net income for the first three and six month periods ended June 30, 2001 would have been $13.8 million, or $0.33 per share $27.2 million, or $0.64 per share.

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

2.   Investments

     The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at June 30, 2002 and December 31, 2001, by investment category, were as follows (dollars in thousands):

                                                                             Gross               Gross
                                                     Amortized Cost        Unrealized         Unrealized       Estimated Fair
June 30, 2002                                           or Cost              Gains               Losses            Value
-------------                                       -----------------    --------------      -------------     --------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury ...............................    $   14,611         $      690          $       (1)        $   15,300
     U.S. Agencies ...............................        22,940              2,702                  (3)            25,639
     Collateralized mortgage obligations .........           264                  4                --                  268
     Mortgage pass-through securities ............        25,376                562                  (1)            25,937
Obligations of states and political subdivisions .       296,082             11,369                 (59)           307,392
Corporate bonds ..................................        73,419              3,264                (147)            76,536
Non-agency collateralized mortgage obligations ...        11,506                240                 (19)            11,727
Other asset-backed securities:
  Second mortgages/home equity loans .............         5,441                307                --                5,748
  Credit card receivables ........................         7,000                305                --                7,305
  Manufactured housing ...........................         7,095                395                  (8)             7,482
  Other ..........................................         1,009                138                --                1,147
Redeemable preferred stock .......................         2,356                453                --                2,809
                                                      ----------         ----------          ----------         ----------
     Total fixed income securities ...............       467,099             20,429                (238)           487,290

Equity securities ................................        58,377              2,646             (12,825)            48,198
                                                      ----------         ----------          ----------         ----------
     Total .......................................    $  525,476         $   23,075          $  (13,063)        $  535,488
                                                      ==========         ==========          ===========        ==========

                                                                             Gross               Gross
                                                     Amortized Cost        Unrealized         Unrealized       Estimated Fair
December 31, 2001                                       or Cost              Gains               Losses            Value
-----------------                                   -----------------    --------------      -------------     --------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury ...............................    $   24,751         $      561          $       (5)        $   25,307
     U.S. Agencies ...............................        67,539              2,119                (706)            68,952
     Collateralized mortgage obligations .........           411                  4                  (1)               414
     Mortgage pass-through securities ............        22,165                231                --               22,396
Obligations of states and political subdivisions .       217,757              5,029              (1,987)           220,799
Corporate bonds ..................................        71,029              2,007                (656)            72,380
Non-agency collateralized mortgage obligations ...        12,898                132                (405)            12,625
Other asset-backed securities:
  Second mortgages/home equity loans .............        15,784                537                --               16,321
  Credit card receivables ........................        10,000                327                --               10,327
  Manufactured housing ...........................         7,314                342                 (20)             7,636
  Other ..........................................         1,019                108                --                1,127
Redeemable preferred stock .......................        13,435                122                --               13,557
                                                      ----------         ----------          ----------         ----------
     Total fixed income securities ...............       464,102             11,519              (3,780)           471,841

Equity securities ................................        42,614              2,620              (9,480)            35,754
                                                      ----------         ----------          ----------         ----------
     Total .......................................    $  506,716         $   14,139          $  (13,260)        $  507,595
                                                      ==========         ==========          ===========        ==========

3.   Reinsurance

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                  Three Months Ended June 30,
                   -------------------------------------------------------
                             2002                          2001
                   -------------------------    --------------------------
                      Written       Earned        Written         Earned
                   -----------   -----------    -----------    -----------

Direct ..........  $    36,521   $    32,975    $    31,499    $    29,386
Assumed .........       58,931        51,961         54,283         52,464
Ceded ...........       (9,057)       (9,194)        (4,958)        (3,000)
                   -----------   -----------    -----------    -----------
                   $    86,395   $    75,742    $    80,824    $    78,850
                   ===========   ===========    ===========    ===========


                                   Six Months Ended June 30,
                   -------------------------------------------------------
                             2002                          2001
                   -------------------------    --------------------------
                      Written       Earned        Written         Earned
                   -----------   -----------    -----------    -----------

Direct ..........  $    73,293   $    64,688    $    64,156    $    57,006
Assumed .........      104,273       101,502         97,110        104,086
Ceded ...........      (26,778)      (23,227)        (7,815)        (5,493)
                   -----------   -----------    -----------    -----------
                   $   150,788   $   142,963    $   153,451    $   155,599
                   ===========   ===========    ===========    ===========

     Assumed premiums primarily includes all surety business written or renewed, net of reinsurance, by CCC and CIC, and their affiliates, after the September 30, 1997 merger ("Merger Date") of CCC Surety Operations and Capsure Holdings Corp. that is reinsured by Western Surety pursuant to intercompany reinsurance and related agreements.

     The Company's ceded reinsurance program changed significantly in 2002 as compared to 2001. As a result, ceded written and earned premiums increased in the three and six month periods of 2002 as compared to the same periods in 2001. Ceded written premiums increased $4.1 million and $19.0 million to $9.1 million and $26.8 million, respectively, for the three and six month periods ended June 30, 2002. The increase in ceded written premiums for the second quarter included $7.5 million for the Company's new $40 million excess of $20 million per principal excess of loss coverage. The increase in ceded written premiums for the six months ended June 30, 2002 included $15.0 million for the Company's new $40 million excess of $20 million per principal excess of loss coverage and $8.5 million for the purchase of extended discovery coverage on the Company's $55 million excess of $5 million per principal excess of loss coverage that was in place for 2001.

     The material differences between the new excess of loss reinsurance program and the Company's 2001 program are as follows. The annual aggregate coverage decreased from $115 million in 2001 to $100 million in 2002 with a sub-limit of $60 million for large commercial accounts. The minimum annual premium for the 2002 excess of loss treaty is $30.0 million compared to $17.2 million of reinsurance premiums paid in 2001. The 2002 excess of loss treaty provides the Company with coverage on a per principal basis of 90% of $40 million excess of $20 million retained by the Company. The higher net retention per principal together with other changes in reinsurance coverage associated with the 2002 excess of loss reinsurance contract and the extended discovery and related provisions of the excess of loss reinsurance contract in place for 2001 may increase the variability of the Company's future results of operations and cash flows.

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                               Three Months Ended June 30,
                                                                -------------------------------------------------------
                                                                          2002                          2001
                                                                -------------------------    --------------------------
                                                                      $           Ratio           $             Ratio
                                                                -----------   -----------    -----------   ------------
Gross losses and loss adjustment expenses ...................   $    23,092        27.2%     $    25,622         31.3%
Ceded amounts ...............................................        (3,486)       37.9           (8,809)       293.5
                                                                -----------   ---------      -----------   ----------
Net losses and loss adjustment expenses .....................   $    19,606        25.9%     $    16,813         21.3%
                                                                ===========   =========      ===========   ==========

                                                                                Six Months Ended June 30,
                                                                -------------------------------------------------------
                                                                          2002                          2001
                                                                -------------------------    --------------------------
                                                                      $           Ratio           $             Ratio
                                                                -----------   -----------    -----------   ------------
Gross losses and loss adjustment expenses ...................   $    41,156        24.8%     $    50,684         31.5%
Ceded amounts ...............................................        (4,903)       21.1          (17,785)       323.8
                                                                -----------   ---------      -----------   ----------
Net losses and loss adjustment expenses .....................   $    36,253        25.4%     $    32,899         21.1%
                                                                ===========   =========      ===========   ==========

4.   Reserves for Losses and Loss Adjustment Expenses

     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                               -----------------------------    -----------------------------
                                                                     2002           2001            2002           2001
                                                               --------------- -------------    ------------- ---------------
Reserves at beginning of period:
  Gross .....................................................    $  312,225      $  212,014     $  315,811      $  204,457
  Ceded reinsurance .........................................       154,043          76,651        166,318          70,159
                                                                 ----------      ----------     ----------      ----------
    Net reserves at beginning of period .....................       158,182         135,363        149,493         134,298
                                                                 ----------      ----------     ----------      ----------

Net incurred loss and loss adjustment expenses:

  Provision for insured events of current period ...........         18,679          16,674         35,344          33,054
  Increase (decrease) in provision for insured events of
  prior periods ............................................            927             139            909            (155)
                                                                 ----------      ----------     ----------      ----------
     Total net incurred ....................................         19,606          16,813         36,253          32,899
                                                                 ----------      ----------     ----------      ----------

Net payments attributable to:
  Current period events ....................................          1,156           7,233          3,073           7,238
  Prior period events ......................................         16,559          13,548         22,600          28,564
                                                                 ----------      ----------     ----------      ----------
     Total net payments ....................................         17,715          20,781         25,673          35,802
                                                                 ----------      ----------     ----------      ----------

Net reserves at end of period ..............................        160,073         131,395        160,073         131,395
Ceded reinsurance at end of period .........................        148,673          75,128        148,673          75,128
                                                                 ----------      ----------     ----------      ----------
     Gross reserves at end of period .......................     $  308,746      $  206,523     $  308,746      $  206,523
                                                                 ==========      ==========     ==========      ==========

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

Formation of CNA Surety and Merger

In December 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corp. ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into CNA Surety Corporation ("CNA Surety" or the "Company"). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation owns approximately 90% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations.

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

Results of Operations

     CNA Surety Results for Three- and Six- Months Ended June 30, 2002 and 2001

     The components of net income for the Company for the three and six months ended June 30, 2002 and 2001 are summarized as follows (dollars in thousands, except per share amounts):

                                                             Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,
                                                       ------------------------------ -------------------------------
                                                             2002           2001            2002            2001
                                                       --------------- -------------- --------------- ---------------

Total revenues .....................................      $   84,464     $   86,522      $  158,513      $  170,977
                                                          ==========     ==========      ==========      ==========

Underwriting income ................................      $   10,542     $   13,853      $   19,564      $   27,679
Net investment income ..............................           7,121          7,480          14,227          15,215
Net realized investment gains ......................           1,601            192           1,323             163
Interest expense ...................................             445            957             903           2,545
Amortization of intangible assets ..................              --          1,524              --           3,048
                                                          ----------     ----------      ----------      ----------
Income before income taxes .........................          18,819         19,044          34,211          37,464
Income taxes .......................................           5,917          6,701          10,752          13,177
                                                          ----------     ----------      ----------      ----------
Net income .........................................      $   12,902     $   12,343      $   23,459      $   24,287
                                                          ==========     ==========      ==========      ==========

Net income per share ...............................      $     0.30     $     0.29      $     0.55      $     0.57
                                                          ==========     ==========      ==========      ==========

     Insurance Underwriting

     Underwriting results for the Company for the three and six months ended June 30, 2002 and 2001 are summarized in the following table (dollars in thousands):

                                                             Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,
                                                       ------------------------------ -------------------------------
                                                             2002           2001            2002            2001
                                                       -------------- --------------- --------------- ---------------
Gross written premiums ..............................     $  95,452      $  85,782       $ 177,566       $ 161,266
                                                          =========      =========       =========       =========

Net written premiums ................................     $  86,395      $  80,824       $ 150,788       $ 153,451
                                                          =========      =========       =========       =========

Net earned premiums .................................     $  75,742      $  78,850       $ 142,963       $ 155,599
Net losses and loss adjustment expenses .............        19,606         16,813          36,253          32,899
Net commissions, brokerage and other ................        45,594         48,184          87,146          95,021
                                                          ---------      ---------       ---------       ---------
Underwriting income .................................     $  10,542      $  13,853       $  19,564       $  27,679
                                                          =========      =========       =========       =========

Loss ratio ............................................        25.9%          21.3%           25.4%           21.1%
Expense ratio .........................................        60.2           61.1            60.9            61.1
                                                          ---------      ---------       ---------       ---------
Combined ratio ........................................        86.1%          82.4%           86.3%           82.2%
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

     Gross written premiums are shown in the table below (dollars in thousands):

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                       ------------------------------ -------------------------------
                                                             2002           2001            2002            2001
                                                       --------------- -------------- --------------- ---------------
Contract ...........................................      $   53,890     $   48,012      $   93,270      $   86,344
Commercial .........................................          34,897         31,432          69,985          60,423
Fidelity and other .................................           6,665          6,338          14,311          14,499
                                                          ----------     ----------      ----------      ----------
                                                          $   95,452     $   85,782      $  177,566      $  161,266
                                                          ==========     ==========      ==========      ==========

     Gross written premiums increased 11.3%, or $9.7 million, for the three months ended June 30, 2002 over the comparable period in 2001. Gross written premiums for contract surety increased 12.2%, or $5.9 million, reflecting strength in public construction spending for the first half of 2002. Gross written premiums for commercial surety increased 11.0%, or $3.5 million, for the three months ended June 30, 2002 reflecting continued volume growth of small commercial products and improving rates on large commercial exposures partially offset by the impacts of the Company's ongoing efforts to reduce aggregate exposures on large commercial bonds. The estimated impact of the Company's exposure reduction efforts to date represents approximately $6 million in annual premium, assuming an average rate per $1,000 of bond exposure of $2.90, or 29 basis points. Fidelity and other products increased 5.2% to

$6.7 million for the three months ended June 30, 2002 as compared to the same period in 2001 due primarily to an increase in fidelity business partially offset by the discontinuance of the Company's agents' E&O business.

     Gross written premiums increased 10.1%, or $16.3 million, for the six months ended June 30, 2002 over the comparable period in 2001. Gross written premiums for commercial surety and contract surety increased 15.8%, or $9.6 million, and 8.0%, or $6.9 million, respectively for the six months ended June 30, 2002 reflecting trends comparable to the quarter. Fidelity and other products decreased 1.3% to $14.3 million for the six months ended June 30, 2002 as compared to the same period in 2001 due primarily to the discontinuance of the Company's agents' E&O business.

     Net written premiums are shown in the table below (dollars in thousands):

                                   Three Months Ended               Six Months Ended
                                         June 30,                       June 30,
                             ------------------------------ -------------------------------
                                   2002           2001            2002            2001
                             --------------- -------------- --------------- ---------------
Contract ..................     $   49,947     $   43,512      $   81,182      $   79,279
Commercial ................         30,094         30,974          55,943          59,673
Fidelity and other ........          6,354          6,338          13,663          14,499
                                ----------     ----------      ----------      ----------
                                $   86,395     $   80,824      $  150,788      $  153,451
                                ==========     ==========      ==========      ==========

     For the three months ended June 30, 2002, net written premiums increased 6.9% to $86.4 million as compared to the same period in 2001, reflecting the aforementioned gross production changes partially offset by higher reinsurance costs. Ceded written premiums increased $4.1 million to $9.1 million for the three months ended June 30, 2002. Ceded written premiums in the current quarter include $7.5 million for the Company's new $40 million excess of $20 million per principal excess of loss coverage. Net written premiums for contract surety business increased 14.8% to $49.9 million. Net written premiums for commercial surety decreased 2.8% to $30.1 million for the three months ended June 30, 2002. The fidelity and other products increased 0.3% to $6.4 million, for the three months ended June 30, 2002 as compared to the same period in 2001.

     For the six months ended June 30, 2002, net written premiums decreased 1.7% to $150.8 million as compared to the same period in 2001, reflecting the effects of higher reinsurance costs and the Company's efforts to reduce large commercial bond exposures. Ceded written premiums increased $19.0 million to $26.8 million for the six months ended June 30, 2002. Ceded written premiums for the first six months of 2002 include $15.0 million for the Company's new $40 million excess of $20 million per principal excess of loss coverage and $8.5 million for the purchase of extended discovery coverage on our $55 million excess of $5 million per principal excess of loss coverage that was in place for 2001. Net written premiums for contract surety business increased 2.4% to $81.2 million. Net written premiums for commercial surety decreased 6.2% to $55.9 million for the first six months in 2002. The fidelity and other products decreased 5.8% to $13.7 million, for the first six months in 2002 as compared to the same period in 2001.

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

     Underwriting Income

     Underwriting income decreased 23.9% to $10.5 million for the three months ended June 30, 2002 compared to $13.9 million for the same period in 2001. Underwriting income decreased 29.3% to $19.6 million for the six months ended June 30, 2002 compared to the same period in 2001. These decreases are primarily due to the impact of increased reinsurance costs on net earned premium partially offset by reduced acquisition and underwriting expenses.

     Net Loss Ratio

     The net loss ratios for the three months ended June 30, 2002 and 2001 were 25.9% and 21.3%, respectively. The loss ratios included $0.9 million and $0.1 million of net unfavorable loss reserve development for the three months ended June 30, 2002 and 2001, respectively. Excluding the impact of loss reserve development, the loss ratios would have been 24.7% and 21.2% for the period ended June 30, 2002 and June 30, 2001, respectively. For the six months ended June 30, 2002 and 2001, the loss ratios were 25.4% and 21.1%, respectively. The loss ratios included $0.9 million of net unfavorable reserve development and $0.2 million of net favorable reserve development for the six months ended June 30, 2002 and 2001, respectively. Excluding the impact of loss reserve development, the loss ratios would have been 24.7% and 21.2% for the six month periods ended June 30, 2002 and June 30, 2001, respectively. The increases in the adjusted loss ratio for the three and six month periods in 2002 relate primarily to the estimated impact of the Company's $15 million higher per principal net retention on the Company's net loss ratio. The Company is using an initial 2002 accident year net loss ratio of 30.0 percent for the medium to large commercial and contract branch business compared to 22.5 percent when the per principal retention was $5 million. This business represents about 61% of the Company's gross premiums.

     Expense Ratio

     The expense ratio decreased to 60.2% for the three months ended June 30, 2002 compared to 61.1% for the same period in 2001. For the six months ended June 30, 2002, the expense ratio decreased to 60.9% from 61.1% for the same period in 2001. The decrease in the expense ratio for the three- and six- months ended June 30, 2002 primarily reflects reduced acquisition and underwriting expenses partially offset by the effect of higher reinsurance costs on net earned premiums. Net earned premiums declined 3.9% and 8.1% and operating expenses decreased at a higher rate of 5.4% and 8.3% for the three and six months ended June 30, 2002, respectively.

     Investment Income

     For the three months ended June 30, 2002, net investment income was $7.1 million compared to net investment income for the three months ended June 30, 2001 of $7.5 million. The 4.8% decrease in investment income primarily reflects the impact of lower investment yields. The annualized pretax yields for the Company's equity and fixed income portfolio were 5.0% and 5.5% for the three months ended June 30, 2002 and 2001, respectively. The annualized after-tax yields for the Company's equity and fixed income portfolio were 3.9% and 4.0% for the three months ended June 30, 2002 and 2001. Net investment income for the six months ended June 30, 2002 and 2001 was $14.2 million and $15.2 million, respectively. The average pretax yields were 5.0% and 5.6% for the six months ended June 30, 2002 and 2001. The annualized after-tax yields for the Company's equity and fixed income portfolio were 3.8% and 4.1% for the six months ended June 30, 2002 and 2001, respectively.

     Net realized investment gains were approximately $1.6 million and $1.3 million for the three and six months ended June 30, 2002 compared to $0.2 million for each of the same periods in 2001.

     Analysis of Other Operations

     As of January 1, 2002, the Company adopted SFAS No. 142 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The periodic amortization of goodwill and intangibles ceased as of December 31, 2001. Amortization expense was $1.5 million and $3.0 million for the three and six months ended June 30, 2001. The Company completed its goodwill-related impairment tests by June 30, 2002 and no impairment was indicated. Any future impairment loss for the excess of the carrying amount of an intangible asset over its fair value would be recognized as a charge to operations. Intangible assets primarily represent goodwill and identified intangibles arising from the acquisition of Capsure.

     Interest expense decreased 53.5% for the second quarter of 2002 as compared to the same period in 2001, primarily due to lower interest rates. Average debt outstanding was $76.2 million for the second quarter in 2002 compared to $78.0 million in the second quarter of 2001. The weighted average interest rate for the three months ended June 30, 2002 was 2.1% compared to 4.7% for the same period in 2001. Interest expense decreased 64.5% for the first six months of 2002 as compared to the same period in 2001. Average debt outstanding was $76.2 million for the first six months in 2002 compared to $89.4 million in the first six months of 2001. The weighted average interest rate for the six months ended June 30, 2002 was 2.2% compared to 5.4% for the same period in 2001.

     Income Taxes

     Income tax expense was $5.9 million and $6.7 million and the effective income tax rates were 31.4% and 35.2% for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, income tax expense was $10.8 million and $13.2 million and the effective income tax rates were 31.4% and 35.2%, respectively. The decrease in the estimated effective tax rate in 2002 primarily relates to the adoption of SFAS No. 142 which ended the periodic amortization the Company's goodwill and intangibles.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At June 30, 2002, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $481.5 million of fixed income securities, $47.6 million of equity securities, $33.7 million of short-term investments, $5.1 million of other investments and $8.2 million of cash. At December 31, 2001, he carrying value of the Company's insurance subsidiaries' invested assets was comprised of $466.6 million of fixed income securities, $35.8 million of equity securities, $38.9 million of short-term investments, $5.3 million of other investments and $0.8 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At June 30, 2002, the parent company's invested assets consisted of $5.8 million of fixed income securities, $0.6 million of equity securities, $20.9 million of short-term investments and $5.0 million of cash. At December 31, 2001, the parent company's invested assets consisted of $5.2 million of fixed income securities, $14.7 million of short-term investments and $2.4 million of cash. As of June 30, 2002 and December 31, 2001, parent company short-term investments and cash included $10.7 million and $13.8 million, respectively, of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

     The Company's consolidated net cash flow provided by operating activities was $37.0 million for the six months ended June 30, 2002 and $12.4 million for the comparable period in 2001. The increase in net cash flow provided by operating activities primarily relates to collections of reinsurance recoverables and an increase in unearned premium reserves.

     CNA Surety's bank borrowings are under a five-year unsecured revolving credit facility effective September 30, 1997 (the "Credit Facility") that provides for borrowings of up to $130 million. As of June 30, 2002, the Company has unused capacity under the revolver of approximately $55 million. The Company paid down outstanding borrowings under the Credit Facility by $10 million to $65 million on July 29, 2002.

     The Credit Facility matures September 30, 2002. The Company is currently in discussions with members of its bank group and other lenders regarding the renewal or refinancing of the $65 million in outstanding borrowings under the Credit Facility. The Company expects to refinance its outstanding borrowings but anticipates the interest cost will be significantly higher than under the expiring Credit Facility.

     The interest rate on borrowings under the Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including the facility fee, was 0.30% at March 31, 2002 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.25% to 0.40%. As of June 30, 2002, the weighted average interest rate was 2.1% on the $75 million of outstanding borrowings. As of December 31, 2001, the weighted average interest rate was 2.5% on the $75.0 million of outstanding borrowings.

     The Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of June 30, 2002, the Company was in compliance with all restrictions and covenants contained in the Credit Facility agreement. The Credit Facility provides for the payment of all outstanding principal balances by September 30, 2002 with no required principal payments prior to such time. Principal prepayments, if any, and interest payments are expected to be funded primarily through dividends from CNA Surety's insurance subsidiaries.

     In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at June 30, 2002 was $1.2 million.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2002 is based on statutory surplus and income at and for the year ended December 31, 2001. Without prior regulatory approval in 2002, CNA Surety's insurance subsidiaries may pay stockholder dividends of $51.5 million in the aggregate. CNA Surety received $12.0 million and $35.0 million in dividends from its insurance subsidiaries during the first six months of 2002 and 2001, respectively.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $3.5 million for the six months ended June 30, 2002 and $12.2 million for the same period in 2001.

     Western Surety, SBCA and USA each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. The underwriting limitations of Western Surety, SBCA and USA, based on each insurer's statutory surplus, were $16.9 million, $0.4 million and $1.7 million, respectively, for the twelve month period ended June 30, 2002. Effective July 1, 2002 through June 30, 2003, the underwriting limitations of Western Surety, SBCA and USA are $20.7 million, $0.5 million and $1.3 million, respectively. Through the Quota Share Reinsurance Agreement between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Quota Share Reinsurance Agreement expires on September 30, 2002. CCC is under no obligation to renew the Quota Share Reinsurance Agreement, CNA Surety management believes that the Agreement will be renewed, although certain terms may change and the cost may increase. A failure to renew the Quota Share Treaty or a renewal on substantially different terms may have a material adverse impact on the Company's future results of operations. The underwriting limitations of CCC and its affiliates totaled $616.0 million for the twelve months ended June 30, 2002. Effective July 1, 2002 through June 30, 2003, the underwriting limitations of CCC and its affiliates total $382.9 million. The decrease in underwriting limitations for CCC and its affiliates are principally due to decreases in statutory surplus during 2001 as result of charges associated with changes in estimates with respect to prior accident year loss reserves and accruals for retrospective premiums. The CNA Surety management believes that the foregoing US Treasury underwriting limitations are sufficient for the conduct of its business and that the reduction in underwriting capacity of CCC and affiliates will not have a material adverse impact on the Company's results of operations.

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

          At the Annual Meeting of Shareholders of CNA Surety Corporation held on May 21, 2002, the Company's shareholders voted on the following proposals. The numbers of shares issued, outstanding and eligible to vote as of the record date of March 25, 2002 were 42,873,632. Proxies representing 39,330,870 shares or approximately 92 percent of the eligible voting shares were tabulated.

          PROPOSAL I
          Election of Directors.

                                        Number of Shares/Votes
                                        ----------------------
                                       For             Authority Withheld
                                       ---             ------------------
          Giorgio Balzer            39,236,264                 94,606
          Philip H. Britt           39,262,968                 67,902
          Robert V. Deutsch         39,170,275                160,595
          Edward Dunlop             39,255,575                 75,295
          Melvin Gray               39,263,068                 67,802
          Roy E. Posner             39,256,075                 74,795
          Adrian M. Tocklin         39,204,256                126,614
          Mark C. Vonnahme          37,556,119              1,774,751
          Peter W. Wilson           39,156,975                173,895

          PROPOSAL II
          To ratify the Board of Directors' appointment of the Company's independent auditors, Deloitte & Touche LLP for fiscal year 2002.

          For                       39,258,220
          Against                        1,038
          Abstain                       71,612

                     CNA SURETY CORPORATION AND SUBSIDIARIES

ITEM 5.   Other Information   -   None.

ITEM 6.   Exhibits and Reports on Form 8-K:
          (a)    Exhibits: - None

          (b)    Reports on Form 8-K:
                 May 9, 2002; CNA Surety Corporation Press Release issued on May 7, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CNA SURETY CORPORATION
                                                       (Registrant)




                                                       /s/ John S. Heneghan
                                                       ------------------------
                                                       John S. Heneghan
                                                       Vice President and Chief
                                                       Financial Officer



Date:  August 12, 2002