Form 10-Q
period 2002-09-30
CNA SURETY CORP
filed 2002-11-15
CIK 1044566

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002

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

    42,947,482 shares of Common Stock, $.01 par value as of November 1, 2002.

                     CNA SURETY CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                                                                         Page
                                                                                                                         ----
 Part I.   Financial Information:

           Item 1.      Condensed Consolidated Financial Statements:

                        Independent Accountants' Report...............................................................      3

                        Condensed Consolidated Balance Sheets at September 30, 2002 (Unaudited) and
                        at December 31, 2001...........................................................................     4

                        Condensed Consolidated Statements of Income for the Three and Nine Months
                        Ended September 30, 2002 and 2001 (Unaudited)..................................................     5

                        Condensed Consolidated Statements of Stockholders' Equity for the Nine
                        Months Ended September 30, 2002 and 2001 (Unaudited)...........................................     6

                        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                        September 30, 2002 and 2001 (Unaudited)........................................................     7

                        Notes to Condensed Consolidated Financial Statements
                        at September 30, 2002 (Unaudited) .............................................................     8

           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..........................................................................    17

           Item 4       Controls and Procedures........................................................................    30

 Part II.  Other Information:

           Item 1.      Legal Proceedings..............................................................................    31

           Item 2.      Changes in the Rights of the Company's Security Holders........................................    31

           Item 3.      Defaults Upon Senior Securities................................................................    31

           Item 4.      Submission of Matters to a Vote of Security Holders............................................    31

           Item 5.      Other Information..............................................................................    31

           Item 6.      Exhibits and Reports on Form 8-K ..............................................................    31

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the related condensed consolidated statements of stockholders' equity and of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Chicago, Illinois
November 4, 2002

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              (Unaudited)
                                                                                              September 30,        December 31,
                                                                                                  2002                  2001
                                                                                             ----------------    ----------------
ASSETS Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $474,767 and $464,102) .........   $        516,193    $        471,841
  Equity securities, at fair value (cost: $59,535 and $42,614) ...........................             45,446              35,754
  Short-term investments, at cost (approximates fair value) ..............................             60,795              53,600
  Other investments, at fair value .......................................................              6,961               5,303
  Cash ...................................................................................             14,418              13,159
                                                                                             ----------------    ----------------
     Total invested assets and cash ......................................................            643,813             579,657
Deferred policy acquisition costs ........................................................             97,133              89,788
Insurance receivables:
  Premiums, including $28,012 and $29,829 from affiliates (net of allowance for
  doubtful accounts: $1,865 and $2,614) ..................................................             39,399              39,911
  Reinsurance, including $47,949 and $58,027 from affiliates .............................            166,393             176,235
Intangible assets  (net of accumulated amortization:  $25,523 and $25,523) ...............            143,785             143,785
Property and equipment, at cost (less accumulated
  depreciation: $15,390 and $14,138) .....................................................             17,198              17,645
Prepaid reinsurance premiums .............................................................             10,516               5,838
Receivable for securities sold ...........................................................                 23                  --
Other assets .............................................................................              8,273               8,739
                                                                                             ----------------    ----------------
       Total assets ......................................................................   $      1,126,533    $      1,061,598
                                                                                             ================    ================


LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses .............................................   $        337,934    $        315,811
  Unearned premiums ......................................................................            220,071             200,379
                                                                                             ----------------    ----------------
     Total reserves ......................................................................            558,005             516,190
Debt .....................................................................................             65,816              76,195
Deferred income taxes, net ...............................................................             32,272              19,969
Payable for securities purchased .........................................................                 --              11,406
Current income taxes payable .............................................................              2,011               1,822
Reinsurance and other payables to affiliates .............................................             10,977               8,923
Other liabilities ........................................................................             43,368              38,665
                                                                                             ----------------    ----------------
     Total liabilities ...................................................................   $        712,449    $        673,170
                                                                                             ----------------    ----------------

  Commitments and contingencies (See Note 5)


  STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share, 100,000 shares authorized; 44,386 shares issued and 42,947 shares outstanding at September 30, 2002 and 44,229 shares
  issued and 42,780 shares outstanding at December 31, 2001 ..............................                444                 442
  Additional paid-in capital .............................................................            255,765             254,133
  Retained earnings ......................................................................            155,895             149,128
  Accumulated other comprehensive income .................................................             17,426                 278
  Treasury stock, at cost ................................................................            (15,446)            (15,553)
                                                                                             ----------------    ----------------
       Total stockholders' equity ........................................................            414,084             388,428
                                                                                             ----------------    ----------------
       Total liabilities and stockholders' equity ........................................   $      1,126,533    $      1,061,598
                                                                                             ================    ================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                             --------------------------   -------------------------
                                                                2002           2001          2002          2001
                                                             -----------    -----------   -----------   -----------
Revenues:
  Net earned premium .....................................   $    79,196    $    81,931   $   222,159   $   237,530
  Net investment income ..................................         7,031          7,088        21,258        22,303
  Net realized investment gains (losses) .................          (698)           367           625           530
                                                             -----------    -----------   -----------   -----------
     Total revenues ......................................        85,529         89,386       244,042       260,363
                                                             -----------    -----------   -----------   -----------

Expenses:
  Net losses and loss adjustment expenses ................        35,380         17,068        71,633        49,967
  Net commissions, brokerage and other underwriting ......        46,027         51,748       133,173       146,769
  Interest expense .......................................           407            803         1,310         3,348
  Amortization of intangible assets ......................            --          1,525            --         4,573
                                                             -----------    -----------   -----------   -----------
     Total expenses ......................................        81,814         71,144       206,116       204,657
                                                             -----------    -----------   -----------   -----------

Income before income taxes ...............................         3,715         18,242        37,926        55,706
Income taxes .............................................         1,098          6,228        11,850        19,405
                                                             -----------    -----------   -----------   -----------
Net income ...............................................   $     2,617    $    12,014   $    26,076   $    36,301
                                                             ===========    ===========   ===========   ===========

Earnings per share .......................................   $      0.06    $      0.28   $      0.61   $      0.85
                                                             ===========    ===========   ===========   ===========

Earnings per share, assuming dilution ....................   $      0.06    $      0.28   $      0.61   $      0.85
                                                             ===========    ===========   ===========   ===========

Weighted average shares outstanding ......................        42,945         42,758        42,896        42,736
                                                             ===========    ===========   ===========   ===========

Weighted average shares outstanding, assuming dilution ...        43,094         42,945        43,048        42,939
                                                             ===========    ===========   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                Common
                                                                Stock                 Additional
                                                                Shares      Common      Paid-In   Comprehensive    Retained
                                                             Outstanding    Stock       Capital       Income       Earnings
                                                             -----------   ---------- ----------  -------------   ---------
Balance, December 31, 2000...................................   42,702      $   441    $ 253,497                   $135,308
Comprehensive income:
  Net income.................................................       --           --           --    $  36,301        36,301
Other comprehensive income:
  Change in unrealized gains on securities (after income ....
taxes), net of reclassification adjustment of $(130).........       --           --           --        2,876            --
                                                                                                    ---------
     Total comprehensive income..............................                                       $  39,177
                                                                                                    =========

Purchase of treasury stock...................................      (10)          --           --                         --
Employee Stock Purchase Program issuance from treasury stock.        5           --           --                         --
Stock options exercised and other............................       56            1          401                         --
Dividends paid to stockholders...............................       --           --           --                    (16,671)
                                                               -------      -------    ---------                   --------
Balance, September 30, 2001..................................   42,753      $   442    $ 253,898                   $154,938
                                                               =======      =======    =========                   ========

Balance, December 31, 2001...................................   42,780      $   442   $ 254,133                    $149,128
Comprehensive income:
  Net income.................................................       --           --           --    $  26,076        26,076
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net                                                       --           --           --       17,148            --
                                                                                                    ---------
  of reclassification adjustment of $1,190...................
     Total comprehensive income..............................                                       $  43,224
                                                                                                    =========

Issuance of treasury stock to employee stock purchase program       10           --
                                                                                      15
Stock options exercised and other............................      157            2        1,617                         --
Dividends paid to stockholders...............................       --           --           --                    (19,309)
                                                               -------      -------    ---------                   --------
Balance, September 30, 2002                                     42,947      $   444    $ 255,765                   $155,895
                                                               =======      =======    =========                   ========




                                                              Accumulated
                                                                 Other       Treasury       Total
                                                             Comprehensive     Stock    Stockholders'
                                                                Income       (at cost)      Equity
                                                             -------------   ---------  ---------------
Balance, December 31, 2000................................... $     267      $(15,481)    $374,032
Comprehensive income:
  Net income.................................................        --            --        36,301
Other comprehensive income:
  Change in unrealized gains on securities (after income ....
taxes), net of reclassification adjustment of $(130).........     2,876            --         2,876

     Total comprehensive income..............................


Purchase of treasury stock...................................        --          (125)         (125)
Employee Stock Purchase Program issuance from treasury stock.        --            53            53
Stock options exercised and other............................        --            --           402
Dividends paid to stockholders...............................        --            --       (16,671)
                                                              ---------      --------     ---------
Balance, September 30, 2001.................................. $   3,143      $(15,553)    $ 396,868
                                                              =========      =========    =========

Balance, December 31, 2001................................... $     278      $(15,553)    $ 388,428
Comprehensive income:
  Net income.................................................        --            --        26,076
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net                                                    17,148            --        17,148

  of reclassification adjustment of $1,190...................
     Total comprehensive income..............................


Issuance of treasury stock to employee stock purchase program                     107           122

Stock options exercised and other............................        --            --         1,619
Dividends paid to stockholders...............................        --            --       (19,309)
                                                              ---------      --------     ---------
Balance, September 30, 2002                                   $  17,426      $(15,446)    $ 414,084
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                           --------------------------------------
                                                                                                  2002                 2001
                                                                                           -----------------    -----------------
  OPERATING ACTIVITIES:
    Net income.....................................................................           $   26,076           $   36,301
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...............................................                2,861                7,159
       Accretion of bond discount, net.............................................                  647                  556
       Net realized investment (gains).............................................                 (625)                (530)
    Changes in:
       Insurance receivables.......................................................               10,354              (25,119)
       Reserve for unearned premiums...............................................               19,692                1,342
       Reserve for unpaid losses and loss adjustment expenses......................               22,123               14,968
       Deferred policy acquisition costs...........................................               (7,345)              (1,962)
       Deferred income taxes, net..................................................                3,027                1,102
       Reinsurance and other payables to affiliates................................                2,054               (2,748)
       Prepaid reinsurance premiums................................................               (4,678)              (1,363)
       Other assets and liabilities, net...........................................                 (573)               6,312
                                                                                              -----------          ----------

         Net cash provided by operating activities.................................               73,613               36,018
                                                                                              ----------           ----------

  INVESTING ACTIVITIES:
    Fixed income securities:
       Purchases...................................................................             (137,937)             (94,242)
       Maturities..................................................................              105,938               56,265
       Sales.......................................................................               24,305               44,236
    Purchases of equity securities.................................................              (22,572)              (5,457)
    Proceeds from the sale of equity securities....................................                2,649                1,436
    Changes in short-term investments..............................................               (7,187)                 635
    Purchases of property and equipment............................................               (2,675)              (3,943)
    Changes in receivables/payables for securities sold/purchased, net.............              (11,429)              10,316
    Other, net.....................................................................               (1,733)                 (23)
                                                                                              -----------          -----------

         Net cash provided by (used in) investing activities.......................              (50,641)               9,223
                                                                                              -----------          ----------

  FINANCING ACTIVITIES:
    Principal payments on long-term debt...........................................              (75,379)             (25,361)
    Proceeds from long-term debt...................................................               65,000                   --
    Dividends to stockholders......................................................              (12,868)             (16,671)
    Issuance of treasury stock to employee stock purchase plan.....................                  122                   --
    Purchase of treasury stock.....................................................                   --                 (125)
    Employee stock option exercises................................................                1,412                  314
                                                                                              ----------           ----------

         Net cash used in financing activities.....................................              (21,713)             (41,843)
                                                                                              -----------          -----------

  Increase in cash.................................................................                1,259                3,398
  Cash at beginning of period......................................................               13,159                5,950
                                                                                              ----------           ----------
  Cash at end of period............................................................           $   14,418           $    9,348
                                                                                              ==========           ==========

  Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest....................................................................           $    1,726           $    3,344
       Income taxes................................................................           $    8,000               12,650


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of CNA Surety Corporation and all majority-owned subsidiaries.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the entity's reporting units. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 required an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. In accordance with SFAS No. 142, the Company identified two reporting units that constitute components of its business that include goodwill.

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

     The adoption of this standard eliminated the Company's amortization of goodwill and intangibles as of December 31, 2001 and therefore, increased the Company's reported third quarter and nine-month net income by $1.4 million, or 3 cents per share, and $4.3 million, or 10 cents per share, respectively, as compared to the prior year. If the provisions of this standard were applied to prior periods, net income for the three- and nine-month periods ended September 30, 2001 would have been $13.4 million, or $0.31 per share and $40.6 million, or $0.95 per share.

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

2. INVESTMENTS

     The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at September 30, 2002 and December 31, 2001, by investment category, were as follows (dollars in thousands):

                                                                               Gross               Gross
                                                      Amortized Cost or      Unrealized         Unrealized        Estimated Fair
  September 30, 2002                                         Cost              Gains               Losses             Value
  ------------------                                  ----------------     ------------         ----------        --------------
  Fixed income securities:
  U.S. Treasury securities and obligations of
    U.S. Government and agencies:
       U.S. Treasury.............................       $    6,741         $      593          $       --         $    7,334
       U.S. Agencies.............................           33,463              3,519                  --             36,982
       Collateralized mortgage obligations.......              212                  4                  (1)               215
       Mortgage pass-through securities..........           24,914              1,081                  --             25,995
  Obligations of states and political subdivisions         303,018             27,469                  --            330,487
  Corporate bonds................................           67,510              6,451                (421)            73,540
  Non-agency collateralized mortgage obligations            11,281                595                 (42)            11,834
  Other asset-backed securities:
    Second mortgages/home equity loans...........            5,271                275                  --              5,546
    Credit card receivables......................           12,000                630                  --             12,630
    Other........................................            8,001                820                  --              8,821
  Redeemable preferred stock.....................            2,356                453                  --              2,809
                                                        ----------         ----------          ----------         ----------
       Total fixed income securities.............          474,767             41,890                (464)           516,193

  Equity securities..............................           59,535              2,236             (16,325)            45,446
                                                        ----------         ----------          ----------         ----------
       Total.....................................       $  534,302         $   44,126          $  (16,789)        $  561,639
                                                        ==========         ==========          ===========        ==========


                                                                               Gross               Gross
                                                      Amortized Cost or      Unrealized         Unrealized        Estimated Fair
  December 31, 2001                                          Cost              Gains               Losses             Value
  --------------------------------------------------- -----------------    ---------------     ------------       --------------
  Fixed income securities:
  U.S. Treasury securities and obligations of
    U.S. Government and agencies:
       U.S. Treasury.............................       $   24,751         $      561          $       (5)        $   25,307
       U.S. Agencies.............................           67,539              2,119                (706)            68,952
       Collateralized mortgage obligations.......              411                  4                  (1)               414
       Mortgage pass-through securities..........           22,165                231                 --              22,396
  Obligations of states and political subdivisions         217,757              5,029              (1,987)           220,799
  Corporate bonds................................           71,029              2,007                (656)            72,380
  Non-agency collateralized mortgage obligations            12,898                132                (405)            12,625
  Other asset-backed securities:
    Second mortgages/home equity loans...........           15,784                537                  --             16,321
    Credit card receivables......................           10,000                327                  --             10,327
    Other........................................            8,333                450                 (20)             8,763
  Redeemable preferred stock.....................           13,435                122                  --             13,557
                                                        ----------         ----------          ----------         ----------
       Total fixed income securities.............          464,102             11,519              (3,780)           471,841

  Equity securities..............................           42,614              2,620              (9,480)            35,754
                                                        ----------         ----------          ----------         ----------
       Total.....................................       $  506,716         $   14,139          $  (13,260)        $  507,595
                                                        ==========         ==========          ===========        ==========

     The Company's objectives with respect to the management of the fixed maturity and equity portfolios is to maximize return on the fixed maturity portfolio, and to match equity index returns for the equity portfolio, relative to underlying liabilities and respective liquidity and capital needs. In achieving these goals, assets may be sold to take advantage of market conditions or other investment opportunities or credit and tax considerations. This activity will produce realized gains and losses.

     CNA Surety classifies its fixed maturity securities and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value are reported as a component of other comprehensive income.

     Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Balance Sheets and Consolidated Statements of Income.

3. REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                                                            Three Months Ended September 30,
                                                                -------------------------------------------------------
                                                                          2002                          2001
                                                                -------------------------    --------------------------
                                                                   Written       Earned        Written         Earned
                                                                -----------   -----------    -----------   ------------
Direct........................................................  $    38,024   $    35,891    $    32,342   $     31,281
Assumed ......................................................       59,005        52,862         55,649         55,617
Ceded.........................................................      (10,643)       (9,557)       (3,933)        (4,967)
                                                                -----------   -----------    -----------    -----------
                                                                $    86,386   $    79,196    $    84,058    $    81,931
                                                                ===========   ===========    ===========    ===========

                                                                              Nine Months Ended September 30,
                                                                -------------------------------------------------------
                                                                          2002                          2001
                                                                -------------------------    --------------------------
                                                                   Written       Earned        Written         Earned
                                                                -----------   -----------    -----------   ------------
Direct........................................................  $   111,317   $   100,578    $    96,498   $     88,287
Assumed.......................................................      163,278       154,365        152,759        159,703
Ceded.........................................................      (37,421)      (32,784)      (11,748)       (10,460)
                                                                -----------   -----------    -----------    -----------
                                                                $   237,174   $   222,159    $   237,509    $   237,530
                                                                ===========   ===========    ===========    ===========

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                            Three Months Ended September 30,
                                                                -------------------------------------------------------
                                                                          2002                          2001
                                                                -------------------------    --------------------------
                                                                      $           Ratio           $             Ratio
                                                                -----------   -----------    -----------   ------------
Gross losses and loss adjustment expenses.....................  $    45,733        51.5%     $    38,559          44.4%
Ceded amounts.................................................      (10,353)      108.3          (21,491)        432.7
                                                                -----------   ---------      -----------    ----------
Net losses and loss adjustment expenses.......................  $    35,380        44.7%     $    17,068          20.8%
                                                                ===========   =========      ===========    ==========


                                                                             Nine Months Ended September 30,
                                                                -------------------------------------------------------
                                                                          2002                          2001
                                                                -------------------------    --------------------------
                                                                      $           Ratio           $             Ratio
                                                                -----------   -----------    -----------   ------------
Gross losses and loss adjustment expenses.....................  $    86,889        34.1%     $    89,243         36.0%
Ceded amounts.................................................      (15,256)       46.5          (39,276)       375.5
                                                                -----------   ---------      -----------   ----------
Net losses and loss adjustment expenses.......................  $    71,633        32.2%     $    49,967         21.0%
                                                                ===========   ---------      ===========   ==========


     Assumed premiums primarily includes all surety business written or renewed, net of reinsurance, by Continental Casualty Company ("CCC") and The Continental Insurance Company ("CIC"), and their affiliates, that is reinsured by Western Surety pursuant to intercompany reinsurance and related agreements.

     The Company's ceded reinsurance program changed significantly in 2002 as compared to 2001. As a result, ceded written and earned premiums increased in the three- and nine-month periods of 2002 as compared to the same periods in 2001. Ceded written premiums increased $6.7 million and $25.7 million to $10.6 million and $37.4 million, respectively, for the three- and nine-month periods ended September 30, 2002. The increase in ceded written premiums for the third quarter included $7.5 million for the Company's new $40 million excess of $20 million per principal excess of loss coverage. The increase in ceded written premiums for the nine months ended September 30, 2002 included $22.5 million for the Company's new $40 million excess of $20 million per principal excess of loss coverage and $8.5 million for the purchase of extended discovery coverage on the Company's $55 million excess of $5 million per principal excess of loss coverage that was in place for 2001.

     The material differences between the 2002 excess of loss reinsurance program and the Company's 2001 program are as follows. The annual aggregate coverage decreased from $115 million in 2001 to $100 million in 2002 with a sub-limit of $60 million for large commercial accounts. The minimum annual premium for the 2002 excess of loss treaty is $30.0 million compared to $17.2 million of reinsurance premiums paid in 2001. The 2002 excess of loss treaty provides the Company with coverage on a per principal basis of 90% of $40 million excess of $20 million retained by the Company. Subject to state insurance department regulatory approval, CCC is providing reinsurance coverage (the "10% Quota Share Agreement") to the Company for 10% of any losses between $20 million and $60 million with respect to single large surety bonds written effective January 1, 2002 and thereafter. CCC receives 10% of the written premium the Company received in exchange for the coverage provided.

     In addition, the terms of the 2002 excess of loss reinsurance program required a special acceptance process for certain larger contract accounts in-force at the inception date of the treaty. The reinsurers conducted an underwriting file review and approval process for these risks that would otherwise be excluded. This file review process resulted in one large contract principal being excluded from the 2002 treaty. In addition, the 2002 treaty excludes certain classes of business relating to two other principals. The Company no longer writes these classes but has exposures that are in run-off. Should the Company incur a loss on these excluded principals, the Company would be subject to a maximum retention of $60 million per principal. The higher net retention of $20 million per principal together with other changes in reinsurance coverage associated with the 2002 excess of loss reinsurance contract and the extended discovery and related provisions of the excess of loss reinsurance contract in place for 2001 may increase the variability of the Company's future results of operations and cash flows.

     In connection with the changes in the Company's reinsurance program, CNA Surety purchased extended discovery coverage, available under the excess of loss reinsurance coverage in place in 2001, at a cost of approximately $8.5 million. This covers losses on surety bonds written prior to January 1, 2002 and discovered in the two years after January 1, 2002. This also covers adverse development on losses discovered prior to December 31, 2001. The limit of this extended discovery coverage is the unused portion of the annual aggregate limit of $115 million under the 2001 excess of loss treaty. This limit has two layers comprised of a $65 million aggregate limit for per principal losses between $5 million and $25 million and $50 million aggregate for per principal losses between $25 million and $60 million. Subject to the outcome of claim litigation and adjusting activities with respect to the Company's $77.9 million of maximum gross exposure (approximately $7.8 million of net exposure) to Enron and based upon its current claim estimates of other discovered losses, the Company estimates that as of September 30, 2002 the first layer of the annual aggregate has been exhausted and approximately $14 million of limit remains under the second layer to cover adverse development on losses discovered prior to December 31, 2001 as well as newly discovered losses. It is reasonably possible that this extended discovery coverage could be insufficient to fully cover all adverse development that could occur on losses discovered prior to December 31, 2001, particularly if the Company's claim liability on the Enron matter is adjusted at its maximum gross exposure. The unfavorable resolution of these uncertainties could have a material adverse impact on the Company's future results of operations and cash flows.

     Intercompany reinsurance agreements together with the Services and Indemnity Agreement that is described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. These reinsurance agreements were all originally entered into on September 30, 1997 (the "Merger Date") and are as follows: (i) the Surety Quota Share Treaty (the "Quota Share Treaty"); (ii) the Aggregate Stop Loss Reinsurance Contract (the "Stop Loss Contract"); and (iii) the Surety Excess of Loss Reinsurance Contract (the "Excess of Loss Contract").

     The Services and Indemnity Agreement provides the insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay the Western Surety a quarterly fee of $50,000. This agreement had an original term of five years that expired on September 30, 2002 and was renewed October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003; annually renewable thereafter.

     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 28% of net written premiums written on such business.

     The Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003; annually renewable thereafter. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums and contemplates an approximate 4% override commission to CCC and CIC on their actual direct acquisition costs for the nine months ended September 30, 2002.

     Although renewed on substantially the same terms, both the Quota Share Treaty and the Services and Indemnity Agreements must be approved by the insurance departments of the states in which Western Surety and CCC are domiciled (South Dakota and Illinois, respectively) because they are related party transactions. The 10% Quota Share Agreement also must be approved by South Dakota and Illinois.

     The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three fiscal years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of September 30, 2002, the Company had an estimated unpaid loss recoverable balance of approximately $8.0 million under the Stop Loss Contract of which $2.5 million was billed in October 2002.

     The Excess of Loss Contract provides the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provides $75 million of coverage in excess of the $40 million of coverage provided to the insurance subsidiaries in 2002 by third party reinsurers, which is in turn in excess of the $20 million of per principal losses retained by the CNA Surety insurance subsidiaries. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provides additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. CCC is also obligated to act as a joint insurer, or "co-surety," for business covered by the Excess of Loss Contract when requested by the CNA Surety insurance subsidiaries. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries pay to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The two Excess of Loss Contracts collectively provide coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. Both Excess of Loss Contracts commenced immediately following the Merger Date and continue for a period of five years from the Merger Date or until September 30, 2002. The discovery period for losses covered by the Excess of Loss contracts extends until three years after the September 30, 2002 expiration date of the contracts.

     The Company is pursuing replacement excess of loss protection for new and renewal bonds for per principal exposures that exceed $60 million since October party reinsurers and b) $50 million excess of $100 million with CCC. This excess of loss protection is primarily necessary to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support to new and renewal bonds to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the Company anticipates the cost for these protections to increase significantly as compared to the cost of the previous two Excess of Loss Contracts. The $50 million excess of $100 million surety excess of loss contract with CCC has been executed. This agreement must be approved by the insurance departments of the states in which Western Surety and CCC are domiciled because it is a related party transaction. The failure to fully secure suitable replacement excess of loss reinsurance coverage may have a material adverse impact on the Company's future results of operations and financial condition.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                        Three Months Ended             Nine Months Ended
                                                                          September 30,                  September 30,
                                                                 --------------------------------------------------------------
                                                                       2002           2001            2002           2001
                                                                 --------------- ------------------------------ ---------------
  Reserves at beginning of period:
  Gross........................................................    $  308,746      $  206,523     $  315,811      $  204,457
  Ceded reinsurance............................................       148,673          75,128        166,318          70,159
                                                                   ----------      ----------     ----------      ----------
    Net reserves at beginning of period........................       160,073         131,395        149,493         134,298
                                                                   ----------      ----------     ----------      ----------

  Net incurred loss and loss adjustment expenses:
    Provision for insured events of current period.............        31,222          16,542         66,566          49,596
    Increase in provision for insured events of prior periods..         4,158             526          5,067             371
                                                                   ----------      ----------     ----------      ----------
       Total net incurred......................................        35,380          17,068         71,633          49,967
                                                                   ----------      ----------     ----------      ----------

  Net payments attributable to:
    Current period events......................................         2,267           5,780          5,340          13,018
    Prior period events........................................        18,027          11,163         40,627          39,727
                                                                   ----------      ----------     ----------      ----------
       Total net payments......................................        20,294          16,943         45,967          52,745
                                                                   ----------      ----------     ----------      ----------

  Net reserves at end of period................................       175,159         131,520        175,159         131,520
  Ceded reinsurance at end of period...........................       162,775          87,905        162,775          87,905
                                                                   ----------      ----------     ----------      ----------
       Gross reserves at end of period                             $  337,934      $  219,425     $ 337,934       $  219,425
                                                                   ==========      ==========     =========       ==========


5. DEBT

     CNA Surety's bank borrowings were previously under a five-year unsecured revolving credit facility effective September 30, 1997 (the "1997 Credit Facility") that provided for borrowings of up to $130 million. The Company paid down outstanding borrowings under the 1997 Credit Facility by $10 million to $65 million on July 29, 2002. The 1997 Credit Facility matured September 30, 2002.

     The Company refinanced $65 million in outstanding borrowings under the 1997 Credit Facility under a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility provided an aggregate of up to $65,000,000 in initial borrowings divided between a 364 day revolving credit facility (the "Revolving Credit Facility") of $35 million and a three year term loan facility (the "Term Loan") of $30 million. The Revolving Credit Facility may be extended, with the consent of lenders, for up to two additional periods of up to 364 days each, but in no case shall the Revolving Credit Facility be extended to mature on a date later than three years from the effective date of the Revolving Credit Facility. The Revolving Credit Facility may be increased from time to time, at the Company's option, by the amount of amortization under the Term Loan facility. Such increase is subject to consent by each Revolving Credit Bank, and will take place upon receipt by the Banks of the respective installment payments under the Term Loan facility. Of the $65 million in outstanding borrowings, $15 million is contingent upon a guaranty by CNA Financial which expires on November 30, 2002.

     Amortization of the Term Loan will take place at $10,000,000 per year, in equal semi-annual installments of $5,000,000 on the following dates:

                Date                                Amortization         Outstanding Balance
                ----                                ------------         -------------------
                June 30, 2003                         $5,000,000                 $25,000,000
                September 30, 2003                     5,000,000                  20,000,000
                March 31, 2004                         5,000,000                  15,000,000
                September 30, 2004                     5,000,000                  10,000,000
                March 31, 2005                         5,000,000                   5,000,000
                September 30, 2005                     5,000,000                           0

     The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 0.625% at September 30, 2002 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of September 30, 2002, the weighted average interest rate was 2.4% on the $65 million of outstanding borrowings. As of December 31, 2001, the weighted average interest rate on the 1997 Credit Facility was 2.5% on the $75.0 million of outstanding borrowings.

     The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and requires the maintenance of certain financial ratios. As of September 30, 2002, management believes that the Company was in compliance with all restrictions or covenants contained in the credit facility agreement.

     On November 30, 2002, $15 million of the total loans will become due and payable if not repaid or refinanced prior to that date. CNA Surety's largest shareholder, CNA Financial Corporation, has guaranteed CNA Surety's obligation to repay $15 million of loans through November 30, 2002. If CNA Financial is required to perform on its guaranty, any such amounts will be treated as loans from CNA Financial Corporation to CNA Surety and will carry significant interest and penalties. CNA Surety is exploring other capital opportunities to repay or refinance $15 million of loans.

     In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at September 30, 2002 was $0.8 million.

     The consolidated balance sheet reflects total debt of $65.8 and $76.2 million at September 30, 2002 and December 31, 2001, respectively. The weighted average interest rate on outstanding borrowings was 2.4% and 2.6% at September 30, 2002 and December 31, 2001 respectively.

6. LEGAL PROCEEDINGS

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

CRITICAL ACCOUNTING POLICIES

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements which are not historical facts contained in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, product and policy demand and market response risks, the effect of economic conditions, the impact of significant increases in corporate defaults on a national or global basis, the impact of competitive products, policies and pricing, product and policy development, regulatory changes and conditions including underwriting limitations imposed by the U.S. Department of Treasury, rating agency policies and practices, development of claims and the effect on loss reserves, the performance of reinsurance companies under reinsurance contracts with the Company, the cost and availability of reinsurance contracts on reasonable terms investment portfolio developments and reaction to market conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward-looking statements contained herein.

RESULTS OF OPERATIONS

     CNA SURETY RESULTS FOR THREE- AND NINE- MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     The components of net income for the Company for the three and nine months ended September 30, 2002 and 2001 are summarized as follows (dollars in thousands, except per share amounts):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                -------------------------      --------------------------
                                                                   2002           2001            2002            2001
                                                                ----------     ----------      ----------      ----------
      Total revenues................................            $   85,529     $   89,386      $  244,042      $  260,363
                                                                ==========     ==========      ==========      ==========

      Underwriting income (loss)....................            $   (2,211)    $   13,115      $   17,353      $   40,794
      Net investment income.........................                 7,031          7,088          21,258          22,303
      Net realized investment gains (losses)........                  (698)           367             625             530
      Interest expense..............................                   407            803           1,310           3,348
      Amortization of intangible assets.............                    --          1,525              --           4,573
                                                                ----------     ----------      ----------      ----------
      Income before income taxes....................                 3,715         18,242          37,926          55,706
      Income taxes..................................                 1,098          6,228          11,850          19,405
                                                                ----------     ----------      ----------      ----------
      Net income....................................            $    2,617     $   12,014      $   26,076      $   36,301
                                                                ==========     ==========      ==========      ==========

      Net income per share..........................            $     0.06     $     0.28      $     0.61      $     0.85
                                                                ==========     ==========      ==========      ==========

     Insurance Underwriting

     Underwriting results for the Company for the three and nine months ended September 30, 2002 and 2001 are summarized in the following table (dollars in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                ------------------------       -------------------------
                                                                   2002           2001            2002            2001
                                                                ---------      ---------       ---------       ---------
      Gross written premiums........................            $  97,029      $  87,991       $274,595        $ 249,257
                                                                =========      =========       ========        =========

      Net written premiums..........................            $  86,386      $  84,058       $ 237,174       $ 237,509
                                                                =========      =========       =========       =========

      Net earned premiums...........................            $  79,196      $  81,931       $ 222,159       $237,530
      Net losses and loss adjustment expenses.......               35,380         17,068          71,633          49,967
      Net commissions, brokerage and other..........               46,027         51,748         133,173         146,769
                                                                ---------      ---------       ---------       ---------
      Underwriting income (loss)....................            $  (2,211)     $  13,115       $  17,353       $  40,794
                                                                ==========     =========       =========       =========


      Loss ratio....................................                 44.7%          20.8%           32.2%           21.0%
      Expense ratio.................................                 58.1           63.2            60.0            61.8
                                                                ---------      ---------       ---------       ---------
      Combined ratio................................                102.8%          84.0%           92.2%           82.8%
                                                                =========      =========       =========       =========


     Premiums Written

     CNA Surety primarily markets contract and commercial surety bonds. Contract surety bonds generally secure a contractor's performance and/or payment obligation with respect to a construction project. Contract surety bonds are generally required by federal, state and local governments for public works projects. The most common types include bid, performance and payment bonds. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation. The commercial surety market includes numerous types of bonds categorized as court judicial, court fiduciary, public official, license and permit and many miscellaneous bonds that include guarantees of financial performance. The Company also writes fidelity bonds that cover losses arising from employee dishonesty and other insurance products.

     Gross written premiums are shown in the table below (dollars in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                -------------------------      --------------------------
                                                                   2002           2001            2002            2001
                                                                ----------     ----------      ----------      ----------
      Contract......................................            $   55,503     $   48,655      $  148,773      $  134,999
      Commercial....................................                34,630         32,510         104,615          92,933
      Fidelity and other............................                 6,896          6,826          21,207          21,325
                                                                ----------     ----------      ----------      ----------
                                                                $   97,029     $   87,991      $  274,595      $  249,257
                                                                ==========     ==========      ==========      ==========


     Gross written premiums increased 10.3%, or $9.0 million, for the three months ended September 30, 2002 over the comparable period in 2001. Gross written premiums for contract surety increased 14.1%, or $6.8 million, reflecting growth in public construction spending and improving rates. Gross written premiums for commercial surety increased 6.5%, or $2.1 million, for the three months ended September 30, 2002 reflecting continued volume growth of small commercial products and improving rates on large commercial bonds partially offset by the impacts of the Company's ongoing efforts to reduce aggregate exposures on large commercial accounts. The estimated impact of the Company's exposure reduction efforts to date represents approximately $9 million in annual premium, assuming an average rate per $1,000 of bond exposure of $2.84, or 28 basis points. Fidelity and other products increased 1.0% to $6.9 million for the three months ended September 30, 2002 as compared to the same period in 2001 due primarily to an increase in fidelity business partially offset by the discontinuance of the Company's agents' E&O business.

     Gross written premiums increased 10.2%, or $25.3 million, for the nine months ended September 30, 2002 over the comparable period in 2001. Gross written premiums for commercial surety and contract surety increased 12.6%, or $11.7 million, and 10.2%, or $13.8 million, respectively for the nine months ended September 30, 2002 reflecting trends comparable to the quarter. Fidelity and other products decreased 0.6% to $21.2 million for the nine months ended September 30, 2002 as compared to the same period in 2001 due primarily to the discontinuance of the Company's agents' E&O business.

     Net written premiums are shown in the table below (dollars in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                -------------------------      --------------------------
                                                                   2002           2001            2002            2001
                                                                ----------     ----------      ----------      ----------
      Contract......................................            $   50,527     $   45,722      $  131,709      $  125,001
      Commercial....................................                29,289         31,510          85,232          91,183
      Fidelity and other............................                 6,570          6,826          20,233          21,325
                                                                ----------     ----------      ----------      ----------
                                                                $   86,386     $   84,058      $  237,174      $  237,509
                                                                ==========     ==========      ==========      ==========


     For the three months ended September 30, 2002, net written premiums increased 2.8% to $86.4 million as compared to the same period in 2001, reflecting the aforementioned gross production changes partially offset by higher reinsurance costs. Ceded written premiums increased $6.7 million to $10.6 million for the three months ended September 30, 2002. Ceded written premiums in the current quarter include $7.5 million for the Company's $40 million excess of $20 million per principal excess of loss coverage. Net written premiums for contract surety business increased 10.5% to $50.5 million. Net written premiums for commercial surety decreased 7.0% to $29.3 million for the three months ended September 30, 2002. Fidelity and other products decreased 3.8% to $6.6 million for the three months ended September 30, 2002 as compared to the same period in 2001.

     For the nine months ended September 30, 2002, net written premiums decreased 0.1% to $237.2 million as compared to the same period in 2001, reflecting the effects of higher reinsurance costs and the Company's efforts to reduce large commercial bond exposures. Ceded written premiums increased $25.7 million to $37.4 million for the nine months ended September 30, 2002. Ceded written premiums for the first nine months of 2002 include $22.5 million for the Company's $40 million excess of $20 million per principal excess of loss coverage and $8.5 million for the purchase of extended discovery coverage on our $55 million excess of $5 million per principal excess of loss coverage. Net written premiums for contract surety business increased 5.4% to $131.7 million. Net written premiums for commercial surety decreased 6.5% to $85.2 million for the first nine months in 2002. Fidelity and other products decreased 5.1% to $20.2 million for the first nine months in 2002 as compared to the same period in 2001.

     The material differences between the 2002 excess of loss reinsurance program and the Company's 2001 program are as follows. The annual aggregate coverage decreased from $115 million in 2001 to $100 million in 2002 with a sub-limit of $60 million for large commercial accounts. The minimum annual premium for the 2002 excess of loss treaty is $30.0 million compared to $17.2 million of reinsurance premiums paid in 2001. The 2002 excess of loss treaty provides the Company with coverage on a per principal basis of 90% of $40 million excess of $20 million retained by the Company. Subject to state insurance department regulatory approval, CCC is providing reinsurance coverage through the 10% Quota Share Treaty to the Company for 10% of any losses between $20 million and $60 million with respect to single large surety bonds written effective January 1, 2002 and thereafter. CCC receives 10% of the written premium the Company received in exchange for the coverage provided.

     In addition, the terms of the 2002 excess of loss reinsurance program required a special acceptance process for certain larger contract accounts in-force at the inception date of the treaty. The reinsurers conducted an underwriting file review and approval process for these risks that would otherwise be excluded. This file review process resulted in one large contract principal being excluded from the 2002 treaty. In addition, the 2002 treaty excludes certain classes of businesses relating to two other principals. The Company no longer writes these classes but has exposures that are in run-off. Should the Company incur a loss on these excluded principals, the Company would be subject to a maximum retention of $60 million per principal. The higher net retention per principal of $20 million together with other changes in reinsurance coverage associated with the 2002 excess of loss reinsurance contract and the extended discovery and related provisions of the excess of loss reinsurance contract in place for 2001 may increase the variability of the Company's future results of operations and cash flows.

     In connection with the changes in the Company's reinsurance program, CNA Surety purchased extended discovery coverage, available under the excess of loss reinsurance coverage in place in 2001, at a cost of approximately $8.5 million. This covers losses on surety bonds written prior to January 1, 2002 and discovered in the two years after January 1, 2002. This also covers adverse development on losses discovered prior to December 31, 2001. The limit of this extended discovery coverage is the unused portion of the annual aggregate limit of $115 million under the 2001 excess of loss treaty. This limit has two layers comprised of a $65 million aggregate limit for per principal losses between $5 million and $25 million and $50 million aggregate for per principal losses between $25 million and $60 million. Subject to the outcome of claim litigation and adjusting activities with respect to the Company's $77.9 million of maximum gross exposure (approximately $7.8 million of net exposure) to Enron and based upon its current claim estimates of other discovered losses, the Company estimates that as of September 30, 2002 the first layer of the annual aggregate has been exhausted and approximately $14 million of limit remains under the second layer to cover adverse development on losses discovered prior to December 31, 2001 as well as newly discovered losses. It is reasonably possible that this extended discovery coverage could be insufficient to fully cover all adverse development that could occur on losses discovered prior to December 31, 2001, particularly if the Company's claim liability on the Enron matter is adjusted at its maximum gross exposure. The unfavorable resolution of these uncertainties could have a material adverse impact on the Company's future results of operations and cash flows.

     These intercompany reinsurance agreements together with the Services and Indemnity Agreement, that is described below, provide for the transfer of the surety business written by CCC and CIC to Western Surety. These reinsurance agreements were all originally entered into on September 30, 1997 (the "Merger Date") and are as follows: (i) the Surety Quota Share Treaty (the "Quota Share Treaty"); (ii) the Aggregate Stop Loss Reinsurance Contract (the "Stop Loss Contract"); and (iii) the Surety Excess of Loss Reinsurance Contract (the "Excess of Loss Contract").

     The Services and Indemnity Agreement provides the insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay the Western Surety a quarterly fee of $50,000. This agreement had an original term of five years that expired on September 30, 2002; and was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003; annually renewable thereafter.

     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 28% of net written premiums written on such business.

     The Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003; annually renewable thereafter. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums and contemplates an approximate 4% override commission to CCC and CIC on their actual direct acquisition costs for the nine months ended September 30, 2002.

     Although renewed on substantially the same terms, both the Quota Share Treaty and the Services and Indemnity Agreements must be approved by the insurance departments of the states in which Western Surety and CCC are domiciled (South Dakota and Illinois, respectively) because they are related party transactions. The 10% Quota Share Agreement also must be approved by South Dakota and Illinois.

     The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three fiscal years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of September 30, 2002, the Company had an estimated unpaid loss recoverable balance of approximately $8.0 million under the Stop Loss Contract of which $2.5 million was billed in October 2002.

     The Excess of Loss Contract provides the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provides $75 million of coverage in excess of the $40 million of coverage provided to the insurance subsidiaries in 2002 by third party reinsurers, which is in turn in excess of the $20 million of per principal losses retained by the CNA Surety insurance subsidiaries. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provides additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. CCC is also obligated to act as a joint insurer, or "co-surety," for business covered by the Excess of Loss Contract when requested by the CNA Surety insurance subsidiaries. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries pay to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The two Excess of Loss Contracts collectively provide coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. Both Excess of Loss Contracts commenced immediately following the Merger Date and continue for a period of five years from the Merger Date or until September 30, 2002. The discovery period for losses covered by the Excess of Loss contracts extends until three years after the September 30, 2002 expiration date of the contracts.

     The Company is pursuing replacement excess of loss protection for new and renewal bonds for per principal exposures that exceed $60 million since October 1, 2002 in two primary parts - a) $40 million excess of $60 million with third party reinsurers and b) $50 million excess of $100 million with CCC. This excess of loss protection is primarily necessary to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support to new and renewal bonds to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the Company anticipates the cost to these protections to increase significantly as compared to the cost of the previous two Excess of Loss Contracts. The $50 million excess of $100 million surety excess of loss contract with CCC has been executed. This agreement must be approved by the insurance departments of the states in which Western Surety and CCC are domiciled because it is a related party transaction. The failure to fully secure suitable replacement excess of loss reinsurance coverage may have a material adverse impact on the Company's future results of operations and financial condition.

     Underwriting Income

     Underwriting results decreased 116.9% to a loss of $2.2 million for the three months ended September 30, 2002 compared to $13.1 million for the same period in 2001. Underwriting income decreased 57.5% to $17.4 million for the nine months ended September 30, 2002 compared to the same period in 2001. These decreases are primarily due to estimated net incurred losses of $12.0 million related to the September, 2002 bankruptcy filing of a national trucking concern. In addition, the Company recorded net unfavorable loss reserve development for prior accident years of $4.2 million and $5.1 million for the three and nine-month period ended September 30, 2002. Underwriting results also reflect the increased reinsurance costs on net earned premium partially offset by reduced acquisition and underwriting expenses.

     As the foregoing underwriting results indicate, the Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has enacted various exposure management initiatives, particularly to reduce its risks on large commercial accounts. As the following table depicts, the Company has reduced its exposure by 33% in the first nine months of 2002 (dollars in billions):


                                       Number of Accounts                            Total Exposure
                                       ------------------                    -----------------------------------
Commercial Account Exposure            Dec-01      Sep-02                    Dec-01       Sep-02     % Reduction
---------------------------            ------      ------                    ------       ------     -----------
$100MM +                                   20          13                    $  5.0       $  2.7            46.0%
$50MM to $100MM                            27          21                       1.8          1.5            16.7
$25MM to $50MM                             35          20                       1.2          0.7            41.7
$10MM to $25MM                             80          82                       1.3          1.3              --
                                       ------      ------                    ------       ------
Total                                     162         136                    $  9.3       $  6.2            33.3
                                       ======      ======                    ======       ======

     Net Loss Ratio

     The net loss ratios for the three months ended September 30, 2002 and 2001 were 44.7% and 20.8%, respectively. The loss ratios included $4.2 million and $0.5 million of net unfavorable loss reserve development for the three months ended September 30, 2002 and 2001, respectively. Excluding the impact of loss reserve development, the net loss ratios would have been 39.4% and 20.2% for the period ended September 30, 2002 and September 30, 2001, respectively. For the nine months ended September 30, 2002 and 2001, the net loss ratios were 32.2% and 21.0%, respectively. The loss ratios included $5.1 million and $0.4 million of net unfavorable reserve development for the nine months ended September 30, 2002 and 2001, respectively. Excluding the impact of loss reserve development, the loss ratios would have been 29.9% and 20.8% for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. The net adverse loss reserve development in 2002 includes $2.4 million associated with the assumed international credit and surety business from CNA Re that was discontinued in mid-2000. The remainder is primarily related to our small and specialty contract business. The increases in the adjusted loss ratio for the three and nine month periods in 2002 of 15.2 percentage points and 5.4 percentage points relate primarily to estimated net incurred losses of $12.0 million with respect to the bankruptcy filing of a large commercial account.

     For the first nine months of 2002, the Company used an initial 2002 accident year net loss ratio of 30.0 percent for its medium to large commercial and contract branch business compared to 22.5 percent when the per principal retention was $5 million. This business represents about 59% of our gross premiums. These higher net retentions in 2002 may increase the variability of our quarterly results of operations and cash flows.

     The previously mentioned $12.0 million bankruptcy loss incurred in the third quarter of 2002 raised the estimated branch contract and commercial net accident year loss ratio to approximately 40 percent for the nine months ended September 30, 2002. Due to the occurrence of this loss and other adverse loss trends, together with the uncertain outlook for the economy and credit markets, the Company has raised its expected baseline accident year net loss ratio on the branch contract and commercial business to 36.0 percent from an initial 2002 accident year net loss ratio of 30.0 percent.

     Expense Ratio

     The expense ratio decreased to 58.1% for the three months ended September 30, 2002 compared to 63.2% for the same period in 2001. For the nine months ended September 30, 2002, the expense ratio decreased to 60.0% from 61.8% for the same period in 2001. The decrease in the expense ratio for the three and nine months ended September 30, 2002 primarily reflects reduced acquisition and underwriting expenses which were partially offset by the effect of higher reinsurance costs on net earned premiums. Net earned premiums declined 3.3% and 6.5% and operating expenses decreased at a higher rate of 11.1% and 9.3% for the three and nine months ended September 30, 2002, respectively.

     Investment Income

     For the three months ended September 30, 2002, net investment income was $7.0 million compared to the three months ended September 30, 2001 of $7.1 million. The slight decrease in investment income primarily reflects the impact of lower investment yields. The annualized pretax yields for the Company's equity and fixed income portfolio were 4.8% and 5.2% for the three months ended September 30, 2002 and 2001, respectively. The annualized after-tax yields for the Company's equity and fixed income portfolio were 3.8% and 4.0% for the three months ended September 30, 2002 and 2001. Net investment income for the nine months ended September 30, 2002 and 2001 was $21.3 million and $22.3 million, respectively. The annualized pretax yields were 4.9% and 5.4% for the nine months ended September 30, 2002 and 2001. The annualized after-tax yields for the Company's equity and fixed income portfolio were 3.8% and 4.0% for the nine months ended September 30, 2002 and 2001, respectively.

     Net realized investment losses were approximately $0.7 million for the three months ended September 30, 2002 compared to net realized investment gains of approximately $0.4 for the same period in 2001. Net realized investment gains were approximately $0.6 million for the nine months ended September 30, 2002 compared to $0.5 million for the same period in 2001.

     The Company's objectives with respect to the management of the fixed maturity and equity portfolios is to maximize return on the fixed maturity portfolio, and to match equity index returns for the equity portfolio, relative to underlying liabilities and respective liquidity and capital needs. In achieving these goals, assets may be sold to take advantage of market conditions or other investment opportunities or credit and tax considerations. This activity will produce realized gains and losses.

     CNA Surety classifies its fixed maturity securities and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value are reported as a component of other comprehensive income.

     Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Balance Sheets and Consolidated Statements of Income.

     Analysis of Other Operations

     As of January 1, 2002, the Company adopted SFAS No. 142 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The periodic amortization of goodwill and intangibles ceased as of December 31, 2001.

Amortization expense was $1.4 million and $4.3 million for the three and nine months ended September 30, 2001. The Company completed its goodwill-related impairment tests by June 30, 2002 and no impairment was indicated. Any future impairment loss for the excess of the carrying amount of an intangible asset over its fair value would be recognized as a charge to operations. Intangible assets primarily represent goodwill and identified intangibles arising from the acquisition of Capsure.

     Interest expense decreased 49.3% for the third quarter of 2002 as compared to the same period in 2001, primarily due to lower interest rates and lower outstanding debt levels. Average debt outstanding was $65.9 million for the third quarter in 2002 compared to $76.3 million in the third quarter of 2001. The weighted average interest rate for the three months ended September 30, 2002 was 2.1% compared to 3.9% for the same period in 2001. Interest expense decreased 60.9% for the first nine months of 2002 as compared to the same period in 2001. Average debt outstanding was $72.7 million for the first nine months in 2002 compared to $85.0 million in the first nine months of 2001. The weighted average interest rate for the nine months ended September 30, 2002 was 2.1% compared to 4.9% for the same period in 2001.

     Income Taxes

     Income tax expense was $1.1 million and $6.2 million and the effective income tax rates were 29.6% and 34.1% for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, income tax expense was $11.9 million and $19.4 million and the effective income tax rates were 31.2% and 34.8%, respectively. The decrease in the estimated effective tax rate in 2002 primarily relates to the adoption of SFAS No. 142 which ended the periodic amortization the Company's goodwill and intangibles.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At September 30, 2002, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $510.4 million of fixed income securities, $44.8 million of equity securities, $42.6 million of short-term investments, $7.0 million of other investments and $5.2 million of cash. At December 31, 2001, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $466.6 million of fixed income securities, $35.8 million of equity securities, $38.9 million of short-term investments, $5.3 million of other investments and $0.8 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At September 30, 2002, the parent company's invested assets consisted of $5.8 million of fixed income securities, $0.6 million of equity securities, $18.2 million of short-term investments and $9.2 million of cash. At December 31, 2001, the parent company's invested assets consisted of $5.2 million of fixed income securities, $14.7 million of short-term investments and $2.4 million of cash. As of September 30, 2002 and December 31, 2001, parent company short-term investments and cash included $11.8 million and $13.8 million, respectively, of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

     The Company's consolidated net cash flow provided by operating activities was $73.6 million for the nine months ended September 30, 2002 and $36.0 million for the comparable period in 2001. The increase in net cash flow provided by operating activities primarily relates to an increase in loss reserves, collections of reinsurance recoverables and an increase in unearned premium reserves.

     CNA Surety's bank borrowings were previously under a five-year unsecured revolving credit facility effective September 30, 1997 (the "1997 Credit Facility") that provided for borrowings of up to $130 million. The Company paid down outstanding borrowings under the 1997 Credit Facility by $10 million to $65 million on July 29, 2002. The 1997 Credit Facility matured September 30, 2002.

     The Company refinanced $65 million in outstanding borrowings under the 1997 Credit Facility under a new credit facility (the 2002 Credit Facility). The 2002 Credit Facility provided an aggregate of up to $65,000,000 in initial borrowings divided between a 364 day revolving credit facility (the "Revolving Credit Facility") of $35 million and a three year term loan facility (the "Term Loan") of $30 million. The Revolving Credit Facility may be extended, with the consent of lenders, for up to two additional periods of up to 364 days each, but in no case shall the Revolving Credit Facility be extended to mature on a date later than three years from the effective date of the Revolving Credit Facility. The Revolving Credit Facility may be increased from time to time, at the Company's option, by the amount of amortization under the Term Loan facility. Such increase is subject to consent by each Revolving Credit Bank, and will take place upon receipt by the Banks of the respective installment payments under the Term Loan facility. Of the $65 million in outstanding borrowings, $15 million is contingent upon a guarantee by CNA Financial which expires on November 30, 2002.

     Amortization of the Term Loan will take place at $10,000,000 per year, in equal semi-annual installments of $5,000,000 on the following dates:

                Date                                 Amortization         Outstanding Balance
                ----                                 ------------         -------------------
                June 30, 2003                          $5,000,000                 $25,000,000
                September 30, 2003                      5,000,000                  20,000,000
                March 31, 2004                          5,000,000                  15,000,000
                September 30, 2004                      5,000,000                  10,000,000
                March 31, 2005                          5,000,000                   5,000,000
                September 30, 2005                      5,000,000                           0


     The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 0.625% at September 30, 2002 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of September 30, 2002, the weighted average interest rate was 2.4% on the $65 million of outstanding borrowings. As of December 31, 2001, the weighted average interest rate on the 1997 Credit Facility was 2.5% on the $75.0 million of outstanding borrowings.

     The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best Company for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. As of September 30, 2002, the Company was in compliance with all restrictions and covenants contained in the 2002 Credit Facility agreement.

     On November 30, 2002, $15 million of the total loans will become due and payable if not repaid or refinanced prior to that date. CNA Surety's largest shareholder, CNA Financial Corporation, has guaranteed CNA Surety's obligation to repay $15 million of loans through November 30, 2002. If CNA Financial is required to perform on its guaranty, any such amounts will be treated as loans from CNA Financial Corporation to CNA Surety and will carry significant interest and penalties. CNA Surety is exploring other capital opportunities to repay or refinance $15 million of loans.

     In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at September 30, 2002 was $0.8 million.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2002 is based on statutory surplus and income at and for the year ended December 31, 2001. Without prior regulatory approval in 2002, CNA Surety's insurance subsidiaries may pay stockholder dividends of $51.5 million in the aggregate. CNA Surety received $21.5 million and $35.0 million in dividends from its insurance subsidiaries during the first nine months of 2002 and 2001, respectively.

     Combined statutory surplus totaled $222 million at quarter-end, resulting in a net written premium to statutory surplus ratio of 1.4 to 1. Approximately $202 million of the combined surplus relates to Western Surety. From a regulatory standpoint, the Company must continue to maintain Western Surety's surplus at this level. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. So long as the Company's net retention per principal remains at $20 million under its excess of loss reinsurance program, this regulation would require minimum statutory surplus of $200 million at Western Surety. This surplus constraint may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety Corporation.

     In light of the current and expected business conditions and after a complete review of factors, such as the Company's financial condition, projected earnings, capital and surplus requirements, debt service obligations and other considerations it deems relevant, it is likely the Board of Directors of the Company will reassess the level of dividends paid to common shareholders of CNA Surety.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $9.9 million for the nine months ended September 30, 2002 and $18.2 million for the same period in 2001.

     Western Surety, SBCA and USA each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. The underwriting limitations of Western Surety, SBCA and USA, based on each insurer's statutory surplus, were $16.9 million, $0.4 million and $1.7 million, respectively, for the twelve-month period ended June 30, 2002. Effective July 1, 2002 through June 30, 2003, the underwriting limitations of Western Surety, SBCA and USA are $20.7 million, $0.5 million and $1.3 million, respectively. Through the Quota Share Reinsurance Agreement between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms. The underwriting limitations of CCC and its affiliates totaled $616.0 million for the twelve months ended June 30, 2002. Effective July 1, 2002 through June 30, 2003, the underwriting limitations of CCC and its affiliates total $382.9 million. The decrease in underwriting limitations for CCC and its affiliates is principally due to decreases in statutory surplus during 2001 as result of charges associated with changes in estimates with respect to prior year loss reserves and related accruals for retrospective premiums. The CNA Surety management believes that the foregoing US Treasury underwriting limitations are sufficient for the conduct of its business and that the reduction in underwriting capacity of CCC and affiliates will not have a material adverse impact on the Company's results of operations.

     Subject to the aforementioned uncertainties concerning bank financing and replacement excess of loss reinsurance coverage, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present capital needs.

                             CONTROLS AND PROCEDURES

     The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

     Within 90 days before the filing of this Report, the Chief Executive Officer and the Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures. Based on this review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are operating effectively.

     In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation. No significant deficiencies or material weaknesses in the internal controls were identified during the evaluation and, as a consequence, no corrective action is required.

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

ITEM 3.    Defaults Upon Senior Securities   -   None.

ITEM 4.    Submission of Matters to a Vote of Security Holders   -   None.

ITEM 5.    Other Information   -   None.

ITEM 6.    Exhibits and Reports on Form 8-K:

(a)        Exhibits: -

                    10(1) Form of 10% Quota Share Treaty by and between Western Surety Company and Continental Casualty Company**

                    10(2) Form of Surety Quota Share Treaty by and between Western Surety Company and Continental Casualty Company

                    10(3) Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association

                    10(4) Note Purchase Agreement between CNA Surety Corporation and CNA Financial Corporation

                    10(5) Form of Services and Indemnity Agreement by and between Western Surety Company and Continental Casualty Company

                    10(6) Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company

               (b)  Reports on Form 8-K:

                    August 5, 2002; CNA Surety Corporation Press Release issued on August 5, 2002.

                    August 12, 2002; Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and the Chief Financial Officer issued on August 12, 2002.



** Confidential treatment has been granted for portions of this document pursuant to Exchange Act Rule 24b-2. The redacted material has been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      CNA SURETY CORPORATION
                                      (Registrant)




                                      /s/ Mark C. Vonnahme
                                      ------------------------------------------
                                      Mark C. Vonnahme
                                      President and Chief Executive Officer


                                      /s/ John S. Heneghan
                                      ------------------------------------------
                                      John S. Heneghan
                                      Vice President and Chief Financial Officer





Date:  November 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

I, Mark C. Vonnahme, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CNA Surety Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ Mark C. Vonnahme
-------------------------------------
Mark C. Vonnahme
President and Chief Executive Officer

I, John S. Heneghan:

1. I have reviewed this quarterly report on Form 10-Q of CNA Surety Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ John S. Heneghan
------------------------------------------
John S. Heneghan
Vice President and Chief Financial Officer