Form 10-K
period 2002-12-31
CNA SURETY CORP
filed 2003-03-26
CIK 1044566

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                            ------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of voting stock held by nonaffiliates was $122.7 million based upon the closing price of $7.90 per share on March 3, 2003, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

     At March 3, 2003, 42,958,207 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the CNA Surety Corporation Proxy Statement prepared for the 2003 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I
 Item 1.      Business....................................................      3
                General...................................................      3
                Formation of CNA Surety and Merger........................      3
                Description of Business...................................      3
                Financial Strength Ratings................................      3
                Product Information.......................................      4
                Marketing.................................................      6
                Underwriting..............................................      8
                Competition...............................................      8
                Reinsurance...............................................      8
                Reserves for Unpaid Losses and Loss Adjustment Expenses...      9
                Claims....................................................     10
                Environmental Claims......................................     10
                Regulation................................................     11
                Investments...............................................     12
                Employees.................................................     12
 Item 2.      Properties..................................................     13
 Item 3.      Legal Proceedings...........................................     13
 Item 4.      Submission of Matters to a Vote of Security Holders.........     13
PART II
 Item 5.      Market for the Registrant's Common Stock and Related
              Stockholder Matters.........................................     14
 Item 6.      Selected Financial Data.....................................     15
 Item 7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     16
 Item 7A.     Quantitative and Qualitative Discussions About Market
              Risk........................................................     36
 Item 8.      Financial Statements and Supplementary Data.................     39
 Item 9.      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     69
PART III
 Item 10.     Directors and Executive Officers of the Registrant..........     69
 Item 11.     Executive Compensation......................................     69
 Item 12.     Security Ownership of Certain Beneficial Owners and
              Management..................................................     69
 Item 13.     Certain Relationships and Related Transactions..............     69
 Item 14.     Controls and Procedures.....................................     69
PART IV
 Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................     70

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                    PART I.

ITEM 1. BUSINESS

GENERAL

     CNA Surety Corporation ("CNA Surety" or "Company") is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation with Capsure Holdings Corp.'s ("Capsure") insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with approximately an 8.8% market share (based upon 2001 A.M. Best Company, Inc. written premium data). Its wide selection of products range from very small commercial bonds to large contract bonds.

FORMATION OF CNA SURETY AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into CNA Surety. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation owns approximately 90% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations.

DESCRIPTION OF BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 34,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and CIC, small fidelity and small, medium and large non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; and errors and omissions ("E&O") liability insurance. Western Surety is a licensed insurer in all 50 states, the District of Columbia and Puerto Rico. USA is licensed in 44 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), is licensed in 28 states and the District of Columbia.

FINANCIAL STRENGTH RATINGS

     A.M. BEST COMPANY, INC. ("A.M. BEST")

     Western Surety and USA are both currently rated A+ (Superior), by A.M. Best. An A+ (Superior) rating is assigned to those companies which A.M. Best believes have achieved superior overall performance when compared to the norms of the property and casualty insurance industry. A+ (Superior) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. Through intercompany reinsurance and related agreements, CNA Surety's customers have access to CCC's broader underwriting capacity. CCC is currently rated A (Excellent) by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest.

     STANDARD AND POOR'S ("S&P")

     CCC, Western Surety and USA are all currently rated A- (Strong), by S&P. S&P's letter ratings range from AAA+ (Extremely Strong) to CC (Extremely Weak) with AAA+ being highest. Ratings from "AA" to "CCC" may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. An insurer rated "A" has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

PRODUCT INFORMATION

     According to the Surety Association of America ("SAA") industry estimates for 2000, approximately 75% of the United States surety market is represented by bonds required by federal statutes, state laws, and local ordinances. These bonding requirements range from federal construction projects, where the contractor is required to post performance and payment bonds which guarantee performance of contracts to the government as well as payment of bills to subcontractors and suppliers, to license and permit bonds which guarantee compliance with legal requirements for business operations.

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

     In 1997, CNA Surety expanded into the international surety and credit insurance market through a 50% U.S. dollar denominated quota share treaty with an affiliate of CCC, CNA Reinsurance Company, Limited

(London) ("CNA Re"). In 2000, CNA Re made the decision to discontinue writing assumed international credit and surety business.

     CNA Surety also writes direct contract and commercial surety bonds for international risks. Such bonds are written to satisfy the international bond requirements of the Company's domestic customers and for foreign clients.

     In 2000, CNA Surety purchased an equity interest in De Montfort Insurance Company PLC, a United Kingdom-based insurance company, which specializes in providing surety bonds and credit insurance. The investment in De Montfort further supports CNA Surety's international growth strategy by enhancing the company's international distribution capabilities in the European surety marketplace.

     In addition, the Company markets surety related products such as fidelity bonds and E&O insurance. Fidelity bonds cover losses arising from employee dishonesty. Examples of purchasers of fidelity bonds are law firms, insurance agencies and janitorial service companies. CNA Surety writes E&O policies for two classes of insureds: notaries public and tax preparers. The notary public E&O policy is marketed as a companion product to the notary public bond and the tax preparer E&O policy is marketed to small tax return preparation firms.

     Although all of its products are sold through the same independent insurance agent and broker distribution network, the Company's underwriting is organized by the two broad types of surety products -- contract surety and commercial surety, which also includes fidelity bonds and other insurance products for these purposes. These two operating segments have been aggregated into one reportable business segment for financial reporting purposes because of their similar economic and operating characteristics.

     The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years (amounts in thousands, except average bond amounts):

                                                               GROSS WRITTEN PREMIUMS
                                        ---------------------------------------------------------------------
                                                      % OF                     % OF                     % OF
                                          2002        TOTAL        2001        TOTAL        2000        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................      $197,875       55.0%     $180,588       54.2%     $161,539       51.0%
Commercial:
  License and permit..............        85,787       23.9        77,052       23.1        79,114       25.0
  Judicial and fiduciary..........        25,358        7.0        26,279        7.9        25,669        8.1
  Public official.................        18,861        5.2        18,530        5.6        18,000        5.7
  Other...........................         4,033        1.1         3,165        1.0         5,773        1.8
                                        --------      -----      --------      -----      --------      -----
     Total commercial.............       134,039       37.2       125,026       37.6       128,556       40.6
Fidelity and other................        27,978        7.8        27,389        8.2        26,572        8.4
                                        --------      -----      --------      -----      --------      -----
                                        $359,892      100.0%     $333,003      100.0%     $316,667      100.0%
                                        ========      =====      ========      =====      ========      =====
Domestic..........................      $348,010       96.7%     $322,106       96.7%     $300,079       94.8%
International.....................        11,882        3.3        10,897        3.3        16,588        5.2
                                        --------      -----      --------      -----      --------      -----
                                        $359,892      100.0%     $333,003      100.0%     $316,667      100.0%
                                        ========      =====      ========      =====      ========      =====

                                                                NET WRITTEN PREMIUMS
                                        ---------------------------------------------------------------------
                                                      % OF                     % OF                     % OF
                                          2002        TOTAL        2001        TOTAL        2000        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................      $171,539       56.3%     $165,603       52.4%     $150,504       49.4%
Commercial........................       106,196       34.9       122,812       38.9       126,923       41.7
Fidelity and other................        26,731        8.8        27,389        8.7        27,041        8.9
                                        --------      -----      --------      -----      --------      -----
                                        $304,466      100.0%     $315,804      100.0%     $304,468      100.0%
                                        ========      =====      ========      =====      ========      =====
Domestic..........................      $295,197       97.0%     $305,483       96.7%     $289,049       94.9%
International.....................         9,269        3.0        10,321        3.3        15,419        5.1
                                        --------      -----      --------      -----      --------      -----
                                        $304,466      100.0%     $315,804      100.0%     $304,468      100.0%
                                        ========      =====      ========      =====      ========      =====

                                                               DOMESTIC BONDS/POLICIES IN FORCE
                                                 ------------------------------------------------------------
                                                            % OF                  % OF                  % OF
                                                 2002       TOTAL      2001       TOTAL      2000       TOTAL
                                                 ----       -----      ----       -----      ----       -----
Contract...................................         39        1.8%        37        1.8%        31        1.7%
Commercial.................................      1,611       74.7      1,541       75.6      1,444       76.5
Fidelity and other.........................        507       23.5        462       22.6        411       21.8
                                                 -----      -----      -----      -----      -----      -----
                                                 2,157      100.0%     2,040      100.0%     1,886      100.0%
                                                 =====      =====      =====      =====      =====      =====

                                                                AVERAGE BOND PENALTY/POLICY LIMIT(1)
                                                                ------------------------------------
                                                                  2002          2001          2000
                                                                  ----          ----          ----
Contract..................................................      $905,896      $900,768      $972,588
Commercial................................................      $ 19,493      $ 22,049      $ 22,869
Fidelity and other........................................      $ 11,152      $ 13,307      $ 14,183

-------------------------

(1) The average bond penalty is a measure of the average limit of liability associated with bonds in force at each reporting period.

     In 2002, no individual agency generated more than 1.7% of aggregate gross written premiums. Approximately $72.4 million, or 20.1%, of gross written premiums were generated from national insurance brokers in 2002 with the single largest national broker production comprising $28.3 million, or 7.9%, of gross written premiums.

MARKETING

     The Company principally markets its products in all 50 states, as well as the District of Columbia and Puerto Rico. Its products are marketed primarily through independent producers, including multi-line agents and brokers such as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CNA Surety enjoys broad national distribution of its products, which are marketed through approximately 34,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. In addition, the Company employs 42 full-time salaried marketing representatives and 5 telemarketing representatives to continually service its vast producer network. Relationships with these independent producers are maintained through the Company's 41 local branch offices.

     The following table sets forth the distribution of the domestic business of CNA Surety, by state based upon gross written premiums in each of the last three years:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                          2002       2001       2000
                                                          ----       ----       ----
Gross Written Premiums by State:
  Texas...............................................     12.6%      12.9%      11.7%
  California..........................................     10.8        9.8        8.1
  Florida.............................................      7.0        6.8        6.0
  New York............................................      4.9        4.9        5.1
  Pennsylvania........................................      4.5        3.3        3.5
  Georgia.............................................      4.3        3.7        3.7
  North Carolina......................................      3.4        2.9        2.9
  Michigan............................................      3.3        3.1        3.0
  Massachusetts.......................................      3.2        3.0        3.0
  All Other...........................................     46.0       49.6       53.0
                                                          -----      -----      -----
     Total............................................    100.0%     100.0%     100.0%
                                                          =====      =====      =====

     Contract Surety

     With respect to standard contract surety, the core focus for the Company is contractors with less than $50 million in contracted work in progress. This segment is comprised of small contractors (less than $5 million in work in progress), medium contractors ($5-$30 million) and the lower end of the large contractors (greater than $30 million). These small and medium contractors, as a group, represent a significant portion of the United States construction market. While the Company's emphasis continues to be on small and medium contractors, the Company's aggregate exposures to very large accounts has increased in recent years. The Company has approximately 41 very large accounts with contracted work programs of at least $150 million, the majority of which have been clients of the Company for more than ten years. The Company is actively reducing both the number of these large accounts and the exposure on each account through a variety of underwriting methods. Some of these accounts are maintained on a "co-surety" or joint insurer basis with other sureties in order to manage aggregate exposure.

     In addition to standard contract surety, the Company has underwriters that focus on serving the bond requirements of small and emerging specialty contractors. These contractors typically have limited operating history, financial resources or other special characteristics that require different underwriting techniques than standard contract surety. For example, CNA Surety participates in the non-standard contract surety market through the federal government's Small Business Administration ("SBA") surety bond guarantee programs. These programs provide that the SBA assumes 70% -- 90% of the coverage in exchange for 10% -- 30% of the premium.

     Commercial Surety

     A large portion of the commercial surety market is comprised of small obligations such as license and permit bonds that are routine in nature and require minimal underwriting. Customers are focused principally on prompt and efficient service. These small transactional bonds represent more than 75% of the Company's commercial gross written premiums.

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

     CNA Surety also maintains a specific underwriting staff in Chicago dedicated to middle market and "Fortune 1000" accounts. CNA Surety's insurance subsidiaries may also direct their marketing to particular industries or classes of bonds on a broad basis. For instance, the Company maintains programs directed at notary bonds, mortgage broker compliance bonds and grain warehouse dealer bonds (protecting funds associated with grain storage). The Company's large commercial account business is estimated to represent less than 25% of the Company's commercial gross written premiums.

UNDERWRITING

     CNA Surety is focused on consistent underwriting profitability. The extent and sophistication of underwriting activity varies by type of risk. Contractor accounts and large commercial surety customers undergo credit, financial and managerial review and analysis on a regular basis. Certain classifications of bonds, such as fiduciary and court appeal bonds, also require more extensive underwriting.

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

COMPETITION

     The surety and fidelity market is highly competitive. According to 2001 data from A.M. Best, the U.S. market aggregates approximately $4.4 billion in direct written premiums, comprised of approximately $3.5 billion in surety premiums and approximately $0.9 billion in fidelity premiums. The large diversified insurance companies hold the largest market shares. For example, the 20 largest surety companies account for approximately 80% of the domestic surety market and 95% of the domestic fidelity market. In 2001, CNA Surety was the third largest surety provider with an 8.8% market share.

     Primary competitors of CNA Surety are approximately 20 national, multi-line companies participating in the surety market throughout the country. Management believes that its principal strengths are diverse product offerings, service and accessibility and long-term relationships with agents and accounts. Competition has increased as a result of ten years of profitable underwriting experience through 1999. This competition has typically manifested itself through reduced premium rates and greater tolerance for relaxation of underwriting standards. Beginning in 2000 and through the end of 2002, the surety industry's underwriting performance began to be impacted by the significant increases in corporate defaults. Although premium rates began firming in 2001, particularly on large accounts, management believes such competition will continue.

REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not ordinarily relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance contracts. The Company evaluates the financial condition of its reinsurers, establishes allowances for uncollectible amounts and monitors concentrations of credit risk.

     The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. The Company's reinsurance coverage is provided by third party reinsurers and related parties. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 to the Consolidated Financial Statements, Reinsurance, for further discussion.

     At December 31, 2002, CNA Surety's largest reinsurance receivable from an affiliate, CCC, an A rated company by A.M. Best, was approximately $15.4 million. At December 31, 2002, CNA Surety's largest reinsurance receivable from a non-affiliated reinsurer was approximately $25.6 million with a company rated A++ (Superior) by A.M. Best.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     CNA Surety's insurance subsidiaries employ generally accepted reserving approaches in establishing the estimated liability for unpaid losses and loss adjustment expenses that give consideration to the inherent difficulty and variability in the estimation process. In addition, CNA Surety utilizes an independent actuarial firm of national standing to conduct periodic reviews of loss reserving practices and annually obtains actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of its principal insurance subsidiaries.

     The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred but not reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries, exclusive of reinsurance recoveries which are reported as an asset. These estimates are determined based on the Company's and surety industry loss experience as well as consideration of current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in operating income in the period in which such changes are determined to be needed.

     A table is included in Note 8, Reserves for Losses and Loss Adjustment Expenses, that presents the activity in the reserves for unpaid losses and loss adjustment expenses for the Company and is incorporated herein by reference. This table highlights the impact of revisions to the estimated liability established in prior years.

     The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting principles ("SAP") for the year ended December 31, 2002 (dollars in thousands):

Net reserves at end of year, GAAP basis.....................    $ 166,132
Ceded reinsurance, net of salvage and subrogation...........      137,301
                                                                ---------
Gross reserves at end of year, GAAP basis...................      303,433
Estimated reinsurance recoverable netted against gross
  reserves for SAP..........................................     (137,301)
                                                                ---------
Net reserves at end of year, SAP basis......................    $ 166,132
                                                                =========

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

     The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The loss reserve development table reflects, on a pro forma basis, the reserves of the CCC Surety Operations and Capsure since 1991 and CIC since its acquisition in May of 1995. Such historical development is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety or of future operating results.

                                                       AS OF DECEMBER 31,
                       ----------------------------------------------------------------------------------
                        1992      1993      1994       1995       1996       1997       1998       1999
                        ----      ----      ----       ----       ----       ----       ----       ----
                                                     (DOLLARS IN THOUSANDS)
Net reserves for
  losses and loss
  adjustment
  expenses...........  $61,998   $64,627   $70,398   $147,911   $137,064   $122,725   $142,034   $137,469
Net Paid
  (Cumulative) as of:
  One year later.....   17,636    12,923    12,018     42,552      9,866     19,595     32,428     35,825
  Two years later....   25,854    19,671    18,149     43,179     20,171     30,775     52,524     47,795
  Three years
    later............   29,495    21,990    21,229     46,782     25,206     43,999     58,421     73,341
  Four years later...   30,582    23,070    22,313     48,960     32,918     47,144     67,451         --
  Five years later...   30,817    23,864    24,776     56,891     35,214     51,742         --         --
  Six years later....   32,150    24,706    24,102     54,724     38,371         --         --         --
  Seven years
    later............   32,811    23,180    22,167     57,275         --         --         --         --
  Eight years
    later............   31,126    21,279    23,212         --         --         --         --         --
  Nine years later...   29,220    22,271        --         --         --         --         --         --
  Ten years later....   30,198        --        --         --         --         --         --         --
Net Reserves
  Re-estimated as of:
  End of initial
    year.............   61,998    64,627    70,398    147,911    137,064    122,725    142,034    137,469
  One year later.....   58,603    54,568    51,471    132,267     96,178    118,373    128,949    130,376
  Two years later....   54,585    44,749    44,135    103,466     90,796    102,304    114,605    128,134
  Three years
    later............   47,911    38,972    38,829    101,745     77,086     87,321    110,462    130,280
  Four years later...   42,542    28,094    38,628     89,348     62,217    86, 271    113,748         --
  Five years later...   33,699    30,335    31,362     77,477     60,882     86,320         --         --
  Six years later....   37,188    27,842    27,327     72,879     61,443         --         --         --
  Seven years
    later............   34,966    26,010    24,497     73,428         --         --         --         --
  Eight years
    later............   31,672    23,221    25,024         --         --         --         --         --
  Nine years later...   29,727    22,821        --         --         --         --         --         --
  Ten years later....   30,718        --        --         --         --         --         --         --
                       =======   =======   =======   ========   ========   ========   ========   ========
Total net
  (deficiency)
  redundancy.........  $31,280   $41,806   $45,374   $ 74,483   $ 75,621   $ 36,405   $ 28,286   $  7,190
                       =======   =======   =======   ========   ========   ========   ========   ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original
  estimate...........     50.5%     64.7%     64.5%      50.4%      55.2%      29.7%      19.9%       5.2%
                       =======   =======   =======   ========   ========   ========   ========   ========

                             AS OF DECEMBER 31,
                       ------------------------------
                         2000       2001       2002
                         ----       ----       ----
                           (DOLLARS IN THOUSANDS)
Net reserves for
  losses and loss
  adjustment
  expenses...........  $134,298   $149,493   $166,132
Net Paid
  (Cumulative) as of:
  One year later.....    44,763     64,832         --
  Two years later....    75,825         --         --
  Three years
    later............        --         --         --
  Four years later...        --         --         --
  Five years later...        --         --         --
  Six years later....        --         --         --
  Seven years
    later............        --         --         --
  Eight years
    later............        --         --         --
  Nine years later...        --         --         --
  Ten years later....        --         --         --
Net Reserves
  Re-estimated as of:
  End of initial
    year.............   134,298    149,493    166,132
  One year later.....   139,110    155,673         --
  Two years later....   140,094         --         --
  Three years
    later............        --         --         --
  Four years later...        --         --         --
  Five years later...        --         --         --
  Six years later....        --         --         --
  Seven years
    later............        --         --         --
  Eight years
    later............        --         --         --
  Nine years later...        --         --         --
  Ten years later....        --         --         --
                       ========   ========   ========
Total net
  (deficiency)
  redundancy.........  $ (5,796)  $ (6,180)        --
                       ========   ========   ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original
  estimate...........      (4.3)%     (4.1)%
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

ENVIRONMENTAL CLAIMS

     The Company does not typically bond contractors that specialize in hazardous environmental remediation work. The Company does however bond several accounts that have incidental environmental exposure with respect to which the Company provides bonding programs. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. The Company also provides court and other surety bonds for large corporations wherein the underlying action involves environmental related issues. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights in the completion of a defaulted project or through salvage recovery. The Company estimates its net case incurred losses on known claims of this nature to be approximately $12 million as of December 31, 2002.

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

     Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14, Statutory Financial Data. Without prior regulatory approval in 2003, CNA Surety's insurance subsidiaries may pay stockholder dividends of $32.1 million in the aggregate. For the year ended December 31, 2002, CNA Surety received $31.2 million in dividends from its insurance subsidiaries.

     In March of 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"). Codification, which intended to standardize regulatory accounting and reporting to state insurance departments, became effective on January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNA Surety's insurance subsidiaries conduct business required adoption of Codification for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification increased the Company's statutory capital and surplus as of January 1, 2001 by approximately $27.0 million primarily due to recording of deferred tax assets and the recognition of anticipated salvage and subrogation.

     CNA Surety's insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities. The South Dakota Department of Commerce and Regulation -- Division of Insurance (the "South Dakota Department") conducted its financial and market conduct examination of Western Surety for the five year period ended December 31, 1996. The South Dakota Department made a finding of non-compliance with respect to the Company's practices regarding return of premiums and recommended that Western Surety change its current procedures regarding the return of premiums. The regulation in question was subsequently amended to exclude surety products which eliminated any non-compliance by the Company. The Texas Department of Insurance (the "Texas Department") conducted its last examination of USA's financial matters as of December 31, 1996. There were no significant issues noted which required corrective action by USA. In 2002, the South Dakota Department and the Texas Department completed fieldwork for their respective financial examinations of Western Surety and USA, respectively, for the five year period ended December 31, 2001. The Company is currently awaiting the final financial examination reports from both the South Dakota Department and the Texas Department.

     Certain states in which CNA Surety's insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety's results of operations in 2002.

     Western Surety, SBCA and USA qualify as acceptable surety companies for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2002 through June 30, 2003, the underwriting limitations of Western Surety, SBCA and USA are $20.7 million, $0.5 million and $1.3 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms. Effective July 1, 2002 through June 30, 2003, the underwriting limitations of CCC and its affiliates total $382.9 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

INVESTMENTS

     CNA Surety insurance subsidiaries' investment practices must comply with insurance laws and regulations and must also comply with certain covenants under CNA Surety's credit facility. Generally, insurance laws and regulations prescribe the nature and quality of, and set limits on, the various types of investments which may be made by CNA Surety's insurance subsidiaries.

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

EMPLOYEES

     As of December 31, 2002, the Company employed 774 persons. CNA Surety has not experienced any work stoppages. Management of CNA Surety believes its relations with its employees are good.

AVAILABILITY OF SEC REPORTS

     A copy of this Annual Report on Form 10-K, as well as CNA Surety's subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet at CNA Surety's website (www.cnasurety.com) as soon as reasonably practicable after being filed with or submitted to the Securities and Exchange Commission (the "SEC"). Prior to the filing of this Form 10-K, CNA Surety provided links to the SEC's website (www.sec.gov) which contained the equivalent of the reports described above. Any materials the Company files with the SEC may be read and obtained at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. This reference to the CNA Surety's website or the SEC's address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

ITEM 2. PROPERTIES

     CNA Surety leases its executive offices and its shared branch locations with CCC under an Administrative Services Agreement. CNA Surety currently uses approximately 86,300 square feet and related personal property at 35 branch locations and its home and executive offices (27,648 square feet), in Chicago, Illinois. CNA Surety's annual rent for this space is approximately $2.7 million. CNA Surety may terminate its use of these locations as set forth in the Administrative Services Agreement, without penalty, by providing CCC with 30 days written notice.

     CNA Surety leases approximately 81,100 square feet of office space for its primary processing and service center at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2012. The annual rent, which is subject to annual adjustments, was $0.9 million as of December 31, 2002. CNA Surety also leases space for large contract and commercial branch offices in Dallas, Texas; New York, New York; Troy, Michigan; Roseville, California; Charlotte, North Carolina; and San Juan, Puerto Rico. Annual rent for these offices was $0.6 million with leases terminating in 2004, 2007, 2005, 2005, 2006 and 2006, respectively. CNA Surety leases office space for its small and specialty contract home office at 950 Echo Lane, Suite 250, Houston, Texas, under a lease terminating in 2006 with an annual rent of $0.2 million.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial position or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") trades on the New York Stock Exchange under the symbol SUR. On March 3, 2003, the last reported sale price for the Common Stock was $7.90 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 2002 and 2001.

                                                                 HIGH      LOW
                                                                 ----      ---
2002
1st Quarter.................................................    $15.40    $14.00
2nd Quarter.................................................    $16.60    $14.40
3rd Quarter.................................................    $14.85    $12.33
4th Quarter.................................................    $14.15    $ 7.41
2001
1st Quarter.................................................    $14.50    $12.49
2nd Quarter.................................................    $14.45    $13.10
3rd Quarter.................................................    $14.70    $12.40
4th Quarter.................................................    $16.00    $13.40

     The number of stockholders of record of Common Stock on March 3, 2003, was approximately 722.

DIVIDENDS

     Effective November 21, 2002, the Company announced that its Board of Directors suspended its quarterly cash dividend. The Board reassessed the level of dividends which would be appropriate based upon a number of factors, including CNA Surety's financial condition, operating characteristics, projected earnings and growth, capital requirements of its insurance subsidiaries and debt service obligations. The reintroduction of a quarterly or annual dividend and the amount of any such dividend will be reassessed at future Board meetings.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial information has been derived from the Consolidated Financial Statements and Notes thereto.

     The following information presented for CNA Surety is as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

                                          2002         2001        2000       1999       1998
                                          ----         ----        ----       ----       ----
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues.......................  $  316,299   $  350,471   $332,273   $309,405   $283,840
                                       ==========   ==========   ========   ========   ========
Gross written premiums...............  $  359,892   $  333,003   $316,667   $306,859   $278,224
                                       ==========   ==========   ========   ========   ========
Net written premiums.................  $  304,466   $  315,804   $304,468   $298,987   $270,602
                                       ==========   ==========   ========   ========   ========
Net earned premiums..................  $  296,131   $  320,910   $301,819   $283,540   $258,737
                                       ==========   ==========   ========   ========   ========
Underwriting income(1)...............  $   22,106   $   37,197   $ 64,481   $ 71,894   $ 61,773
Net investment income................      27,754       29,515     29,897     25,850     24,259
Net realized investment gains
  (losses)...........................      (7,586)          46        557         15        844
Interest expense.....................       1,708        3,925      6,956      5,846      7,218
Non-recurring charges................          --           --        500         --         --
Amortization of intangible
  assets(2)..........................          --        6,097      6,097      5,982      5,900
                                       ----------   ----------   --------   --------   --------
Income before income taxes...........      40,566       56,736     81,382     85,931     73,758
Income taxes.........................      11,869       19,828     27,780     29,433     28,243
                                       ----------   ----------   --------   --------   --------
Net income...........................  $   28,697   $   36,908   $ 53,602   $ 56,498   $ 45,515
                                       ==========   ==========   ========   ========   ========
Basic and diluted earnings per common
  share..............................  $     0.67   $     0.86   $   1.25   $   1.28   $   1.04
                                       ==========   ==========   ========   ========   ========
Loss ratio(1)........................        31.8%        25.2%      18.4%      15.7%      17.4%
Expense ratio........................        60.7         63.2       60.2       58.9       58.7
                                       ----------   ----------   --------   --------   --------
Combined ratio(1)....................        92.5%        88.4%      78.6%      74.6%      76.1%
                                       ==========   ==========   ========   ========   ========
Invested assets and cash.............  $  638,204   $  579,657   $555,975   $499,400   $505,355
Intangible assets, net of
  amortization.......................     143,785      143,785    149,882    155,980    156,062
Total assets.........................   1,094,177    1,061,598    950,568    851,575    819,370
Insurance reserves...................     519,646      516,190    406,636    357,233    333,728
Debt.................................      60,816       76,195    101,556    101,900    113,000
Total liabilities....................     675,038      673,170    576,536    525,271    509,473
Stockholders' equity.................     419,139      388,428    374,032    326,304    309,897
Book value per share.................  $     9.76   $     9.08   $   8.76   $   7.59   $   7.03
Dividends paid per share.............  $     0.45   $     0.54   $   0.32   $   0.32   $   0.08

-------------------------

(1) Underwriting income is computed as net earned premium less net losses and loss adjustment expenses less net commissions, brokerage and other underwriting expenses. These amounts include the effect of recording revisions of prior year reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions were an addition of $6,180, or 2.0%, for the year ended December 31, 2002, an addition of $4,812, or 1.5%, for the year ended December 31, 2001, a reduction of $7,093, or 2.4%, for the year ended December 31, 2000, a reduction of $13,085, or 4.6%, for the year ended December 31, 1999 and a reduction of $4,352, or 1.7%, for the year ended December 31, 1998.

(2) As of January 1, 2002, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142 concerning the accounting for goodwill and other intangible assets. The adoption of this standard eliminated the Company's amortization of goodwill and intangibles as of December 31, 2001 and therefore, increased the Company's reported 2002 net income by $5.7 million, or $0.13 per share, respectively, as compared to the same period in 2001. If the provisions of this standard were applied to prior periods, net income for the years ended December 31, 2001, 2000, 1999 and 1998 would have been $42.6 million, or $0.99 per share; $59.3 million, or $1.38 per share; $62.1 million, or $1.41 per share; $51.0 million, or $1.16 per share respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of CNA Surety Corporation ("CNA Surety" or the "Company") and its subsidiaries' operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements of CNA Surety and notes thereto.

CRITICAL ACCOUNTING POLICIES

     Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company's results of operations and financial condition pertain to investments, deferred acquisition costs, goodwill and other intangible assets, reserves for unpaid losses and loss adjustment expenses and reinsurance. The Company's accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables, are particularly critical to an assessment of the Company's financial results. These areas are highly subjective and require management's most complex judgments because of the need to make estimates about the effects of matters that are inherently uncertain. For these reasons, disclosure on these topics is contained herein and in Note 1, Significant Accounting Policies, and Notes 7 and 8, Reinsurance and Reserves for Losses and Loss Adjustment Expenses of the Consolidated Financial Statements.

     Investments

     Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities (bonds and redeemable preferred stocks) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity. Cash flows from purchases, sales and maturities are reported gross in the investing activities section of the Consolidated Statements of Cash Flows.

     The amortized cost of fixed income securities is determined based on cost and the cumulative effect of amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. For mortgage-backed and certain asset-backed securities, the Company recognizes income using the effective-yield method based on estimated cash flows. All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Investments with an other-than-temporary decline in value are written down to fair value, resulting in losses that are included in realized investment gains and losses.

     Short-term investments which generally include U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents, are carried at amortized cost which approximates fair value.

     Deferred Policy Acquisition Costs

     Policy acquisition costs, consisting of commissions, premium taxes and other underwriting expenses which vary with, and are primarily related to, the production of business, net of reinsurance commissions, are deferred and amortized as a charge to income as the related premiums are earned. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

     Goodwill and Other Intangible Assets

     CNA Surety's Consolidated Balance Sheet as of December 31, 2002 includes goodwill and identified intangibles of approximately $143.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this acquisition was generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

     A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety's reporting units. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value of goodwill is recorded as an impairment loss.

     Reserves for Unpaid Losses and Loss Adjustment Expenses and Reinsurance

     CNA Surety accrues liabilities for unpaid losses and loss adjustment expenses under its surety and property and casualty insurance contracts based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date. As of any balance sheet date, all claims have not yet been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits and certain claim liabilities may take years to settle, especially if legal action is involved.

     The Company uses a variety of techniques to establish the liabilities for unpaid claims recorded at the balance sheet date. While techniques may vary, each employs significant judgments and assumptions. Techniques may involve detailed statistical analysis of past claim reporting, settlement activity, salvage and subrogation activity, claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience or industry experience. Techniques may vary depending on the type of claim being estimated. Liabilities may also reflect implicit or explicit assumptions regarding the potential effects of future economic and social inflation, judicial decisions, law changes, and recent trends in such factors.

     Receivables recorded with respect to insurance losses ceded to reinsurers under reinsurance contracts are estimated in a manner similar to liabilities for insurance losses and, therefore, are also subject to uncertainty. In addition to the factors cited above, estimates of reinsurance recoveries may prove uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders.

     CNA Surety's Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $303.4 million and reinsurance receivables of $130.8 million at December 31, 2002. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will differ from the currently recorded amounts. An incremental percentage change in estimates of this magnitude could result in a material effect on reported earnings. For example, a 10% increase in the December 31, 2002 net estimate for unpaid losses and loss adjustment expenses would produce approximately a $16.6 million charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

FORMATION OF CNA SURETY CORPORATION AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into CNA Surety. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation owns approximately 90% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations.

BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 34,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and CIC, small fidelity and small, medium and large non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; and errors and omissions ("E&O") liability insurance. Western Surety is a licensed insurer in all 50 states, the District of Columbia and Puerto Rico. USA is licensed in 44 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), is licensed in 28 states and the District of Columbia.

     The Company's corporate objective is to be the leading provider of surety and surety-related products in the United States and in select international markets and to be the surety of choice for its customers and independent agents and brokers.

     Western Surety and USA are both currently rated A+ (Superior) by A.M. Best Company, Inc. ("A.M. Best"). Through intercompany reinsurance and related agreements, CNA Surety's customers have access to CCC's broader underwriting capacity. CCC is currently rated A (Excellent) by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest. An A+ (Superior) rating is assigned to those companies which A.M. Best believes have achieved superior overall performance when compared to the norms of the property and casualty insurance industry. A+ (Superior) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. A rating of A (Excellent) is assigned to those companies which A.M. Best believes have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations.

     CCC, Western Surety and USA are all currently rated A- (Strong), by Standard and Poor's ("S&P"). S&P's letter ratings range from AAA+ (Extremely Strong) to CC (Extremely Weak) with AAA+ being highest. Ratings from "AA" to "CCC" may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. An insurer rated 'A' has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

RESULTS OF OPERATIONS

     COMPARISON OF CNA SURETY ACTUAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

     The components of income for the Company for the years ended December 31, 2002, 2001, and 2000 are summarized as follows (dollars in thousands):

                                                                      YEARS ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  2002          2001          2000
                                                                  ----          ----          ----
Total revenues............................................      $316,299      $350,471      $332,273
                                                                ========      ========      ========
Underwriting income.......................................      $ 22,106      $ 37,197      $ 64,481
Net investment income.....................................        27,754        29,515        29,897
Net realized investment (losses) gains....................        (7,586)           46           557
Interest expense..........................................         1,708         3,925         6,956
Non-recurring charges.....................................            --            --           500
Amortization of intangible assets.........................            --         6,097         6,097
                                                                --------      --------      --------
Income before income taxes................................        40,566        56,736        81,382
Income taxes..............................................        11,869        19,828        27,780
                                                                --------      --------      --------
Net income................................................      $ 28,697      $ 36,908      $ 53,602
                                                                ========      ========      ========
Net income per share......................................      $   0.67      $   0.86      $   1.25
                                                                ========      ========      ========

     Insurance Underwriting

     Underwriting results for the Company for the years ended December 31, 2002, 2001 and 2000 are summarized in the following table (dollars in thousands):

                                                                      YEARS ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  2002          2001          2000
                                                                  ----          ----          ----
Gross written premium.....................................      $359,892      $333,003      $316,667
                                                                ========      ========      ========
Net written premium.......................................      $304,466      $315,804      $304,468
                                                                ========      ========      ========
Net earned premium........................................      $296,131      $320,910      $301,819
Net losses and loss adjustment expenses...................        94,198        80,836        55,683
Net commissions, brokerage and other......................       179,827       202,877       181,655
                                                                --------      --------      --------
Underwriting income.......................................      $ 22,106      $ 37,197      $ 64,481
                                                                ========      ========      ========
Loss ratio................................................          31.8%         25.2%         18.4%
Expense ratio.............................................          60.7          63.2          60.2
                                                                --------      --------      --------
Combined ratio............................................          92.5%         88.4%         78.6%
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

     Gross written premiums for the years ended December 31, 2002, 2001 and 2000 are shown in the table below (dollars in thousands):

                                                                      YEARS ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  2002          2001          2000
                                                                  ----          ----          ----
Contract..................................................      $197,875      $180,588      $161,539
Commercial................................................       134,039       125,026       128,556
Fidelity and other........................................        27,978        27,389        26,572
                                                                --------      --------      --------
                                                                $359,892      $333,003      $316,667
                                                                ========      ========      ========

     Gross written premiums for the year ended December 31, 2002 increased 8.1%, or $26.9 million, over the comparable period in 2001. Gross written premiums for contract surety increased 9.6%, or $17.3 million, reflecting modest growth in public construction spending and improving rates. Gross written premiums for commercial surety increased 7.2%, or $9.0 million, for the year ended December 31, 2002 reflecting continued volume growth of small commercial products and improving rates on large commercial bonds partially offset by the impacts of the Company's ongoing efforts to reduce aggregate exposures on large commercial accounts. The estimated impact of the Company's exposure reduction efforts to date represents approximately $10 million in annual premium, assuming an average rate per $1,000 of bond exposure of $2.68, or 27 basis points and approximately $3.8 billion of bond exposure. Fidelity and other products increased 2.2% to $28.0 million for the year ended December 31, 2002 as compared to the same period in 2001 due primarily to an increase in fidelity business partially offset by the discontinuance of the Company's agents' E&O business.

     Gross written premiums for the year ended December 31, 2001 increased 5.2%, or $16.3 million, for the year ended December 31, 2001 over the comparable period in 2000. Effective January 1, 2001, the Company began recording written premium on the effective date of the bond, rather than recording on the date the bond is processed ("processed premium"). This change did not impact the recognition of net earned premium but reduced gross written premiums by $8.0 million. In addition, gross written premiums reflect a $6.0 million reduction due to the discontinuance of the CNA Reinsurance Company, Limited (London) ("CNA Re"), an affiliate of CCC, assumed international credit and surety business in 2000. Core direct gross processed premiums (gross processed premiums, excluding international reinsurance business assumed from CNA Re) increased 9.8% to $341.0 million. Gross written premiums for contract surety increased 11.8%, or $19.1 million, as compared to 2000 due to continued strength in public construction nationwide particularly highway and road, airport and school-related projects. Gross written premiums for core direct commercial surety increased 2.0%, or $2.5 million, primarily due to favorable trends in the commercial segment including increased small transactional business and beneficial pricing actions within the large commercial segment offset by a $6.3 million reduction due to the recording change on written premium. Fidelity and other products increased 3.0%, or $0.8 million, to $27.4 million for the year ended December 31, 2001.

     Net written premiums for the years ended December 31, 2002, 2001 and 2000 are shown in the table below (dollars in thousands):

                                                                      YEARS ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  2002          2001          2000
                                                                  ----          ----          ----
Contract..................................................      $171,539      $165,603      $150,504
Commercial................................................       106,196       122,812       126,923
Fidelity and other........................................        26,731        27,389        27,041
                                                                --------      --------      --------
                                                                $304,466      $315,804      $304,468
                                                                ========      ========      ========

     For the year ended December 31, 2002 net written premiums decreased 3.6% to $304.5 million as compared to the same period in 2001, reflecting the aforementioned gross production variances, the effects of higher reinsurance costs and the Company's efforts to reduce large commercial bond exposures. Ceded written premiums increased $38.2 million to $55.4 million for the year ended December 31, 2002. Ceded written premiums for 2002 include $30.0 million for the Company's $40 million excess of $20 million per principal excess of loss coverage and $8.5 million for the purchase of extended discovery coverage on the Company's

$55 million excess of $5 million per principal excess of loss coverage. Net written premiums for contract surety business increased 3.6% to $171.5 million. Net written premiums for commercial surety decreased 13.5% to $106.2 million for the year ended December 31, 2002. Fidelity and other products decreased 2.4% to $26.7 million for the year 2002 as compared to 2001 due to a new quota share reinsurance arrangement effective January 1, 2002.

     Net written premiums for the year ended December 31, 2001 increased 3.7% percent, or $11.3 million, reflecting the aforementioned gross production variances and the effects of higher reinsurance costs. The reinsurance costs reflected in ceded premiums are based upon reinsurers' loss experience under the Company's surety excess of loss reinsurance contract. Due primarily to increased large losses reported to the Company's excess of loss reinsurers, ceded written premiums increased $5.0 million to $17.2 million in 2001. Net written premiums increased 10.0%, or $15.1 million, for the contract surety business. Commercial surety net written premiums, excluding international reinsurance business assumed, increased 1.6%, or $1.9 million, in 2001. The fidelity and other products increased 1.3%, or $0.3 million, for the year ended December 31, 2001.

     Excess of Loss Reinsurance

     Since the second half of calendar year 1999, the Company has experienced an increase in claim severity and frequency in the most recent accident years. The increase in claim severity in more recent accident years has generally resulted in higher gross accident year loss ratios and greater losses ceded to reinsurers under the Company's $5 million per principal excess of loss reinsurance contract in place in 2001, as well as changes in the Company's 2002 reinsurance program. CNA Surety is paying higher costs for reinsurance as a result of this loss experience.

     The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. The Company's reinsurance coverage is provided by third party reinsurers and related parties.

     2002 Third Party Reinsurance Compared to 2001 Third Party Reinsurance

     The Company's ceded reinsurance program changed significantly in 2002 as compared to 2001. The material differences between the 2002 excess of loss reinsurance program ("2002 Excess of Loss Treaty") and the Company's 2001 program are as follows. The annual aggregate coverage decreased from $115 million in 2001 to $100 million in 2002 with a sub-limit of $60 million for large commercial accounts. The minimum annual premium for the 2002 Excess of Loss Treaty is $30.0 million compared to $17.2 million of reinsurance premiums paid in 2001. The 2002 Excess of Loss Treaty provides the Company with coverage on a per principal basis of 90% of $40 million excess of $20 million retained by the Company. In addition, CCC is providing reinsurance coverage (the "10% Quota Share Agreement") to the Company for 10% of any losses between $20 million and $60 million with respect to single large surety bonds written effective January 1, 2002 through December 31, 2002. CCC receives 10% of the written premium the Company received in exchange for the coverage provided.

     In addition, the terms of the 2002 Excess of Loss Treaty required a special acceptance process for certain larger contract accounts in-force at the inception date of the treaty. The reinsurers conducted an underwriting file review and approval process for these risks that would otherwise be excluded. This file review process resulted in one large national contract principal being excluded from the 2002 Excess of Loss Treaty. In addition, the treaty excludes certain classes of business relating to two other principals. The Company no longer writes these classes but has exposures that are in run-off. Should the Company incur a loss on these excluded principals, the Company would be subject to a maximum retention of $60 million per principal.

     The higher net retention of $20 million per principal together with other changes in reinsurance coverage associated with the 2002 Excess of Loss Reinsurance Treaty and the extended discovery and related provisions of the excess of loss reinsurance contract in place for 2001 may increase the variability of the Company's future results of operations and cash flows. Moreover, as stated above, if CNA Surety suffered any losses arising from bonds issued to the large national contractor, CNA Surety would retain the first $60 million per principal under its various excess of loss reinsurance contracts.

     In December 2002 and January 2003, CNAF provided loans in an aggregate amount of approximately $45 million to the large national contractor that undertakes projects for the construction of government and private facilities. CNA Surety has provided significant surety bond protection for this contractor's projects through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs. The loans are evidenced by demand notes and, until replaced by the credit facility described below, accrue interest at 10%. The owners of the contractor have pledged to CNAF substantially all the assets of the contractor as collateral for these loans.

     In March 2003, CNAF entered into an agreement to provide a credit facility with the contractor. The closing of this agreement is subject to the execution of certain agreements and the provision to CNAF of specified security interests in addition to those already provided. Under this credit facility, CNAF would be obligated to provide up to $86.4 million of loans to the contractor and certain of its subsidiaries, including a refinancing of the already advanced $45 million described above. The credit facility and all loans thereunder would mature in March 2006. Advances under the credit facility, including the already funded $45 million, would bear interest at the prime rate plus 6%, with 50% of the interest due monthly and the remainder deferred until the credit facility matures.

     Loews Corporation and CNAF have entered into a participation agreement, pursuant to which Loews has agreed to purchase a one-third participation share in the new credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and fees under the facility on a proportional basis with CNAF.

     In March 2003, CNAF also purchased approximately $28 million principal amount of the contractor's outstanding bank debt for $16.4 million. Under the new credit facility, CNAF agreed to sell the bank debt to the contractor for $16.4 million, with $11.4 million of the purchase price being funded under the new credit facility and $5 million from amounts loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that expire between May and August of 2003. Any CNAF reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility.

     The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, reduce CNA Surety's exposure to loss. If the contractor does not perform its contractual obligations underlying all of the Company's surety bonds, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, could be up to $200 million. However, the related party reinsurance treaties discussed below should limit the Company's per principal exposure to approximately $60 million. While CNA Surety believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its restructuring plan could have a material adverse effect on CNA Surety's future results of operations, cash flows and capital resources.

     In connection with the changes in the Company's 2002 reinsurance program, CNA Surety purchased extended discovery coverage, available under the excess of loss reinsurance coverage in place in 2001, at a cost of approximately $8.5 million. This covers losses on surety bonds written prior to January 1, 2002 and discovered in the two years after January 1, 2002. The limit of this extended discovery coverage is the unused portion of the annual aggregate limit of $115 million under the 2001 excess of loss treaty. This limit has two layers comprised of a $65 million aggregate limit for per principal losses between $5 million and $25 million and $50 million aggregate for per principal losses between $25 million and $60 million. Based upon the Company's settlement of its exposure to Enron and its current claim estimates of other discovered losses, the Company estimates that as of December 31, 2002 the first layer of the annual aggregate has been exhausted and approximately $30 million of limit remains under the second layer to cover adverse development on losses discovered prior to December 31, 2001 as well as newly discovered losses in the extended discovery period. It is possible that these remaining annual aggregate limits could be insufficient to fully cover all adverse development that could occur on losses discovered prior to December 31, 2001 or any newly discovered losses under the extended discovery provisions. The unfavorable resolution of these uncertainties could have a material adverse impact on the Company's future results of operations and cash flows.

     2003 Third Party Reinsurance Compared to 2002 Third Party Reinsurance

     Effective January 1, 2003, CNA Surety entered into a new excess of loss treaty ("2003 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal on new bonds to $15 million with a 5% co-participation in the $45 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaces the $40 million excess of $20 million per principal coverage. The material differences between the new excess of loss reinsurance program and the Company's 2002 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $100 million in 2002 to $110 million in 2003. The minimum annual premium for the 2003 Excess of Loss Treaty is $38.0 million compared to $30.0 million of reinsurance premiums paid in 2002. The 2003 Excess of Loss Treaty provides the Company with coverage on a per principal basis of 95% of $45 million excess of $15 million retained by the Company. The contract also includes similar special acceptance provisions for larger contract accounts contained in the 2002 Excess of Loss Treaty. In addition to the one large contract principal and the two commercial principals excluded (based upon class of business in 2002), the Company's reinsurers have initially excluded three other contract principals from the 2003 Excess of Loss Treaty. The three additional contract principals are in the process of completing asset sales and other reorganization efforts that management believes will result in the reinsurers' acceptance of the accounts in the treaty.

     Related Party Reinsurance

     Intercompany reinsurance agreements together with the Services and Indemnity Agreement that are described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. All these agreements originally were entered into on September 30, 1997 (the "Merger Date"): (i) the Surety Quota Share Treaty (the "Quota Share Treaty"); (ii) the Aggregate Stop Loss Reinsurance Contract (the "Stop Loss Contract"); and (iii) the Surety Excess of Loss Reinsurance Contract (the "Excess of Loss Contract"). All of these contracts have expired. Some have been renewed on different terms as described below.

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement had an original term of five years that expired on September 30, 2002 and was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003; and is annually renewable thereafter.

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

     The Quota Share Treaty was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003; and is annually renewable thereafter. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums and contemplates an approximate 4% override commission for fronting fees to CCC and CIC on top of their actual direct acquisition costs for the year ended December 31, 2002.

     The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the

Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. The Company recorded estimated reinsurance recoveries from CCC of $2.5 million in 2002, $16.6 million in 2001 and $5.8 million in 2000 under this contract. As of December 31, 2002, the Company billed and received approximately $25 million from CCC under the Stop Loss Contract. This amount exceeds the Company's current estimate of paid loss recoverable under this agreement by $20.3 million, which is reflected as reinsurance payable to CCC at December 31, 2002.

     The Excess of Loss Contracts provided the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provides $75 million of coverage for losses in excess of the $60 million per principal. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provides additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries paid to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The two Excess of Loss Contracts collectively provided coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. Both Excess of Loss Contracts commenced following the Merger Date and continued until September 30, 2002. The discovery period for losses covered by the Excess of Loss Contracts extends until September 30, 2005.

     Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts -- a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company's goal is to generally limit support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company will pay CCC annual reinsurance premiums of $12.5 million in year one and $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year under certain circumstances. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $4.0 million. This contract was effective October 1, 2002 and expires on December 31, 2003.

     CCC also provided reinsurance coverage (the "10% Quota Share Agreement") to the Company for 10% of any losses between $20 million and $60 million with respect to single large surety bonds written effective January 1, 2002 through December 31, 2002. CCC received 10% of the written premium in exchange for the coverage provided.

     Underwriting Income

     Underwriting income decreased $15.1 million, or 40.6%, to $22.1 million for the year ended December 31, 2002 compared to 2001, primarily due to estimated net incurred losses of $12.0 million related to the September, 2002 bankruptcy filing of a national trucking concern and higher current accident year reserving.

In addition, the Company recorded net unfavorable loss reserve development for prior accident years of $6.2 million for the year ended December 31, 2002 compared to $4.8 million net unfavorable reserve development in 2001. Underwriting results also reflect the impact of increased reinsurance costs on net earned premium partially offset by reduced acquisition and underwriting expenses. Underwriting income decreased $27.3 million, or 42.3%, to $37.2 million for the year ended December 31, 2001 compared to 2000, primarily due to adverse claim trends in the large commercial segment, including approximately $7.8 million of net incurred losses associated with the Company's exposure to Enron Corporation. This increased claim severity caused the Company to earn lower underwriting profits because of increased estimates of gross and net incurred losses for more recent accident years. In addition, these trends adversely impacted the cost and availability of reinsurance.

     As the foregoing underwriting results indicate, the Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has enacted various exposure management initiatives, particularly to reduce its risks on large commercial accounts. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, by 40% in 2002 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                                 NUMBER OF
                                                  ACCOUNTS
                                                   AS OF                      TOTAL EXPOSURE
                                                DECEMBER 31,                AS OF DECEMBER 31,
                                               --------------         -------------------------------
COMMERCIAL ACCOUNT EXPOSURE                    2002      2001         2002      2001      % REDUCTION
---------------------------                    ----      ----         ----      ----      -----------
                                                                           (DOLLARS IN BILLIONS)
$100 million and larger..................       13        20          $2.5      $5.0         49.3%
$50 to $100 million......................       19        27           1.2       1.8         32.9
$25 to $50 million.......................       16        35           0.6       1.2         52.2
$10 to $25 million.......................       75        80           1.2       1.3          5.8
                                               ---       ---          ----      ----         ----
Total....................................      123       162          $5.5      $9.3         40.4
                                               ===       ===          ====      ====         ====

     With respect to contract surety, the Company's portfolio is predominantly comprised of contractors with work programs of less than $50 million. "Work program" is the estimated contract value of uncompleted bonded and unbonded work. Bonded backlog is a measure of the Company's exposure in the event of default before indemnification, salvage and subrogation recoveries.

     The following table summarized the composition of the Company's contractor portfolio by size of estimated work program at December 31, 2002:

                                                                                   ESTIMATED
                                                                 NUMBER OF           BONDED
                                                                  ACCOUNTS          BACKLOG
                                                                   AS OF             AS OF
                                                                DECEMBER 31,      DECEMBER 31,
CONTRACT WORK PROGRAM                                               2002              2002
---------------------                                           ------------      ------------
                                                                                  (DOLLARS IN
                                                                                   BILLIONS)
$150 million and larger...................................            41             $ 7.1
$100 to $150 million......................................            33               1.9
$50 to $100 million.......................................           136               4.1
$30 to $50 million........................................           152               2.0
Less than $30 million.....................................         3,574               3.2
                                                                   -----             -----
Total.....................................................         3,936             $18.3
                                                                   =====             =====

     The Company will manage its exposure to any one contract credit and aggressively looks for co-surety, shared accounts and other means to support or reduce larger exposures. Reinsurance, indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that substantially reduce CNA Surety's exposure to loss.

     Net Loss Ratio

     The loss ratios for the years ended December 31, 2002, 2001 and 2000 were 31.8%, 25.2% and 18.4%, respectively. The loss ratios included $6.2 million and $4.8 million in net unfavorable loss reserve development for the years ended December 31, 2002 and 2001, respectively, and $7.1 million in net favorable loss reserve development for the year ended December 31, 2000. The net adverse loss reserve development in 2002 includes $2.4 million associated with the assumed international credit and surety business from CNA Re that was discontinued in 2000. The remainder is primarily related to increased claim frequency in the small and specialty contract business. Excluding the impact of the net reserve development, the loss ratios would have been 29.7%, 23.7% and 20.8% for the years ended December 31, 2002, 2001 and 2000, respectively. The increases in the adjusted loss ratio for 2002 of 6.0 percentage points relates primarily to estimated net incurred losses of $12.0 million with respect to the bankruptcy filing of a large national trucking concern.

     For the first half of 2002, the Company used an initial 2002 accident year net loss ratio of 30.0 percent to reserve for its medium to large commercial and contract branch business compared to 22.5 percent when the per principal retention was $5 million. This business represents about 58% of the Company's gross premiums.

     The occurrence of the $12.0 million bankruptcy related loss in the third quarter of 2002 significantly increased the estimated branch contract and commercial net accident year loss ratio for the nine months ended September 30, 2002. Due to the occurrence of this loss and other adverse loss trends, together with the uncertain outlook for the economy and credit markets, the Company raised its expected baseline accident year net loss ratio on the branch contract and commercial business to 36.0 percent for the fourth quarter from the initial 2002 accident year net loss ratio of 30.0 percent.

     The $4.8 million of adverse reserve development in 2001 includes approximately $1 million of adverse development for the Company's discontinued insurance agent E&O product. The remainder is primarily related to increased claim frequency in the small and specialty contract business. In addition to the $4.8 million of net unfavorable loss reserve development during 2001, the 2001 loss ratio includes approximately $7.8 million pertaining to the Company's exposure to Enron Corporation. Gross incurred loss and loss adjustment expenses for the year ended December 31, 2001 reflect $78 million for this exposure.

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. A number of those reinsurers have requested a variety of documents and reserved their rights before making a decision concerning coverage of the settlement under the reinsurance treaties. Management believes that the reinsurers have no valid defense under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has provided no valuation allowance with respect to these reinsurance recoverables as of December 31, 2002.

     The surety business assumed from CCC and CIC is subject to an aggregate stop loss reinsurance contract between CCC and the Company that limits the Company's accident year net loss ratio on this business to 24% for accident years 1997 (October 1, 1997 to December 31, 1997), 1998, 1999 and 2000. The
Company recorded estimated reinsurance recoveries from CCC of $2.5 million in 2002, $16.6 million in 2001 and $5.8 million in 2000 under this contract.

     Expense Ratio

     The expense ratio decreased to 60.7% for the year ended December 31, 2002 as compared to 63.2% for 2001. The decrease in the expense ratio for the year ended December 31, 2002 primarily reflects reduced acquisition and underwriting expenses which were partially offset by the effect of higher reinsurance costs on net earned premiums. Net earned premiums declined 7.7% and operating expenses decreased at a higher rate of 11.4% for the year ended December 31, 2002. The Company continues to work to offset higher reinsurance and loss costs with premium rate actions, acquisition cost reductions and continued productivity improvements and operating efficiencies.

     The expense ratio increased to 63.2% for the year ended December 31, 2001 as compared to 60.2% for 2000. The increase in the expense ratio for the year ended December 31, 2001 primarily reflects the impact of higher reinsurance costs and operating expenses. Operating expenses reflect higher technology related expenditures and $2.2 million of fourth quarter charges consisting primarily of asset write-offs. Net earned premiums increased 6.3% in 2001 and operating expenses increased at a higher rate of 11.7%.

     Investment Income

     For the year ended December 31, 2002, net investment income was $27.8 million compared to net investment income for the years ended December 31, 2001 and 2000 of $29.5 million and $29.9 million, respectively. The annualized pretax yield was 4.8%, 5.3% and 5.6% for the years ended December 31, 2002, 2001 and 2000, respectively. The annualized after-tax yield was 3.8%, 4.0% and 4.3% for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in investment income for the year ended December 31, 2002 is attributable to the impact of lower investment yields. The decrease in investment income for the year ended December 31, 2001 is attributable to the impact of lower investment yields and reduced invested assets primarily associated with increased dividend payments to shareholders and the retirement of debt.

     Net realized investment losses were approximately $7.6 million, for the year ended December 31, 2002 compared to net realized investment gains of approximately $46,000 and $0.6 million, for the years ended December 31, 2001 and 2000, respectively. The net realized investment losses in 2002 reflect the Company's insurance subsidiaries decision to liquidate their common equity portfolios during the fourth quarter of 2002. The volatility of the equity markets was adversely impacting the Company's reported regulatory capital requirements.

     The following summarizes net realized investment gains (losses) for the three years ended December 31, 2002:

                                                               YEARS ENDED DECEMBER 31,
                                                           ---------------------------------
                                                             2002         2001        2000
                                                             ----         ----        ----
Gross realized investment gains......................      $ 11,183      $1,118      $ 3,251
Gross realized investment losses.....................       (18,769)     (1,072)      (2,694)
                                                           --------      ------      -------
Net realized investment (loss) gain..................      $ (7,586)     $   46      $   557
                                                           ========      ======      =======

     The Company's investment portfolio generally is managed to maximize after-tax investment return, while minimizing credit risk with investments concentrated in high quality income securities. CNA Surety's portfolio is managed to provide diversification by limiting exposures to any one industry, issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolio is structured to support CNA Surety's insurance underwriting operations and to consider the expected duration of liabilities and short-term cash needs. In achieving these goals, assets may be sold to take advantage of market conditions or other investment opportunities or regulatory, credit and tax considerations. These activities will produce realized gains and losses.

     Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Balance Sheets and Consolidated Statements of Income. The Company's Quantitative and Qualitative Discussion about Market Risk is contained in Item 7A of this Form 10-K.

     Analysis of Other Operations

     As of January 1, 2002, the Company adopted SFAS No. 142 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The periodic amortization of goodwill and intangibles ceased as of December 31, 2001. Amortization expense was $6.1 million for the years ended December 31, 2001 and 2000. Intangible assets primarily represent goodwill and identified intangibles arising from the acquisition of Capsure.

     During 2002, the Company completed its initial goodwill impairment testing and an annual goodwill impairment testing on October 1, 2002 whereby no impairment was indicated. In the fourth quarter of 2002, the Company again tested for goodwill impairment. Based upon the Company's analysis supported by an outside valuation study, the Company concluded that there was no impairment.

     Interest expense decreased $2.2 million, or 56.5%, for the year ended December 31, 2002 compared to the same period in 2001, primarily due to lower outstanding debt levels and lower interest rates. The weighted average interest rate for the year ended December 31, 2002 was 2.2% compared to 4.4% and 6.6% for the periods ended December 31, 2001 and 2000, respectively. Interest expense decreased $3.0 million, or 43.6%, for the year ended December 31, 2001 compared to the same period in 2000, primarily due to lower outstanding debt levels and lower interest rates. Average debt outstanding was $73.4 million in 2002 compared to $82.8 million and $101.8 million in 2001 and 2000, respectively.

     Income Taxes

     Income tax expense was $11.9 million, $19.8 million and $27.8 million and the effective income tax rates were 29.3%, 35.0% and 34.1% for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in the estimated effective tax rate in 2002 primarily relates to the increased tax exempt income and the adoption of SFAS No. 142 which ended the periodic amortization the Company's goodwill and intangibles.

LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the liquidity requirements of CNA Surety will be met primarily by funds generated from operations. The principal sources of operating cash flows are premiums, investment income, and sales and maturities of investments. CNA Surety also may generate funds from additional borrowings under the credit facility described below. The primary cash flow uses are payments for claims, operating expenses, federal income taxes, debt service, as well as dividends to CNA Surety stockholders. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At December 31, 2002, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $564.8 million of fixed income securities, $41.9 million of short-term investments, $1.3 million of other investments and $10.7 million of cash. At December 31, 2001, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $466.6 million of fixed income securities, $35.8 million of equity securities, $38.9 million of short-term investments, $5.3 million of other investments and $0.8 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At December 31, 2002, the parent company's invested assets consisted of $5.7 million of fixed income securities, $0.8 million of equity securities, $8.8 million of short-term investments and $4.3 million of cash. At December 31, 2001, the parent company's invested assets consisted of $5.3 million of fixed income securities, $14.7 million of short-term investments and $12.4 million of cash. As of December 31, 2002 and December 31, 2001, parent company short-term investments and cash included $4.8 million and $13.8 million, respectively, of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

     The Company's consolidated net cash flow provided by operating activities was $85.5 million, $57.0 million and $79.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in net cash flow provided by operating activities in 2002 primarily relates to decreases in insurance receivables, primarily reinsurance recoverables from affiliates.

     CNA Surety's bank borrowings were previously under a five-year unsecured revolving credit facility effective September 30, 1997 (the "1997 Credit Facility") that provided for borrowings of up to $130 million. The Company paid down outstanding borrowings under the 1997 Credit Facility by $10 million to $65 million on July 29, 2002. The 1997 Credit Facility matured September 30, 2002.

     The Company refinanced $65 million in outstanding borrowings under the 1997 Credit Facility under a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility provided an aggregate of up to $65 million in initial borrowings divided between a 364 day revolving credit facility (the "Revolving Credit Facility") of $35 million and a three year term loan facility (the "Term Loan") of $30 million. The Revolving Credit Facility may be extended, with the consent of lenders, for up to two additional periods of up to 364 days each, but in no case shall the Revolving Credit Facility be extended to mature on a date later than three years from the effective date of the Revolving Credit Facility. The Revolving Credit Facility may be increased from time to time by the amount of amortization under the Term Loan facility. Such increase is subject to consent by each Revolving Credit Bank, and will take place upon receipt by the Banks of the respective installment payments under the Term Loan facility.

     Of the $65 million in initial outstanding borrowings, $15 million was provided pursuant to a guarantee by CNAF which expired on November 30, 2002. On November 29, 2002, the Company repaid $11 million of the $15 million of the Company's revolving credit loan that was due on November 30, 2002. The due date on the remaining $4 million was extended until another lender joined the credit facility. On December 30, 2002, a second lender joined the credit facility for $10 million resulting in net additional funds of $6 million to CNA Surety. Outstanding borrowings under the credit facility were $60 million as of December 31, 2002, consisting of $30 million under the Revolving Credit Facility and $30 million under the Term Loan Facility. Effective January 28, 2003, the Company entered into an interest rate swap on the $30 million term loan that fixed the interest rate at 2.75%.

     Amortization of the Term Loan will take place at $10,000,000 per year, in equal semi-annual installments of $5,000,000 on the following dates:

DATE                                                       AMORTIZATION      OUTSTANDING BALANCE
----                                                       ------------      -------------------
June 30, 2003........................................       $5,000,000           $25,000,000
September 30, 2003...................................        5,000,000            20,000,000
March 31, 2004.......................................        5,000,000            15,000,000
September 30, 2004...................................        5,000,000            10,000,000
March 31, 2005.......................................        5,000,000             5,000,000
September 30, 2005...................................        5,000,000                     0

     The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the 2002 Credit Facility, was 0.625% at December 31, 2002 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of December 31, 2002, the weighted average interest rate was 1.9% on the $60 million of outstanding borrowings. As of December 31, 2001, the weighted average interest rate on the 1997 Credit Facility was 2.5% on the $75.0 million of outstanding borrowings.

     The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. As of December 31, 2002, the Company was in compliance with all restrictions and covenants contained in the 2002 Credit Facility.

     In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at December 31, 2002 was $0.8 million.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2003 is based on statutory surplus and income at and for the year ended December 31, 2002. Without prior regulatory approval in 2003, CNA Surety's insurance subsidiaries may pay stockholder dividends of $32.1 million in the aggregate. CNA Surety received $31.2 million in dividends from its insurance subsidiaries in 2002 and $56.9 million in 2001.

     Combined statutory surplus totaled $231.4 million at year-end, resulting in a net written premium to statutory surplus ratio of 1.3 to 1. Approximately $219 million of the combined surplus relates to Western Surety. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2003 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $15 million plus a 5% co-participation in the $45 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $172.5 million at Western Surety. This surplus constraint may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety Corporation.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $9.9 million for the year ended December 31, 2002 and $18.2 million for the year ended December 31, 2001.

     Western Surety, SBCA and USA qualify as acceptable surety companies for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2002 through June 30, 2003, the underwriting limitations of Western Surety, SBCA and USA are $20.7 million, $0.5 million and $1.3 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety

Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms. Effective July 1, 2002 through June 30, 2003, the underwriting limitations of CCC and its affiliates total $382.9 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

     Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present capital needs.

FINANCIAL CONDITION

     Investment Portfolio

     The following table summarizes the distribution of the Company's fixed income and equity portfolios at estimated fair values as of December 31, 2002 and 2001:

                                                        DECEMBER 31,
                                                            2002                     DECEMBER 31,
                                                         ESTIMATED                       2001
                                                            FAIR          % OF        ESTIMATED        % OF
                                                           VALUE          TOTAL       FAIR VALUE       TOTAL
                                                        ------------      -----      ------------      -----
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury................................        $ 17,100          3.0%       $ 25,307          5.0%
     U.S. Agencies................................          29,930          5.2          68,952         13.6
     Collateralized mortgage obligations..........             163          0.0             414          0.1
     Mortgage pass-through securities.............          22,047          3.9          22,396          4.4
Obligations of states and political
  subdivisions....................................         367,934         64.4         220,799         43.5
Corporate bonds...................................          82,145         14.4          72,380         14.3
Non-agency collateralized mortgage obligations....          10,916          1.9          12,625          2.5
Other asset-backed securities:
  Second mortgages/home equity loans..............          12,456          2.2          16,321          3.2
  Credit card receivables.........................           5,087          0.9          10,327          2.0
  Other...........................................           8,491          1.5           8,763          1.7
Redeemable preferred stock........................          14,269          2.5          13,557          2.7
                                                          --------        -----        --------        -----
     Total fixed income securities................         570,538         99.9%        471,841         93.0%
Equity securities.................................             761          0.1          35,754          7.0
                                                          --------        -----        --------        -----
     Total........................................        $571,299        100.0%       $507,595        100.0%
                                                          ========        =====        ========        =====

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

     The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety by investment category, were as follows (dollars in thousands):

                                                                     GROSS           GROSS
                                               AMORTIZED COST      UNREALIZED      UNREALIZED      ESTIMATED FAIR
DECEMBER 31, 2002                                 OR COST            GAINS           LOSSES            VALUE
-----------------                              --------------      ----------      ----------      --------------
Fixed income securities:
U.S. Treasury securities and obligations
  of
  U.S. Government and agencies:
     U.S. Treasury.......................         $ 16,140          $   960          $  --            $ 17,100
     U.S. Agencies.......................           29,396              537             (3)             29,930
     Collateralized mortgage
       obligations.......................              156                7             --                 163
     Mortgage pass-through securities....           20,981            1,066             --              22,047
Obligations of states and political
  subdivisions...........................          347,918           20,099            (83)            367,934
Corporate bonds..........................           76,181            6,154           (190)             82,145
Non-agency collateralized mortgage
  obligations............................           10,497              477            (58)             10,916
Other asset-backed securities:
  Second mortgages/home equity loans.....           11,842              614             --              12,456
  Credit card receivables................            5,000               87             --               5,087
  Other..................................            7,838              653             --               8,491
Redeemable preferred stock...............           13,415              854             --              14,269
                                                  --------          -------          -----            --------
     Total fixed income securities.......          539,364           31,508           (334)            570,538
Equity securities........................              852               --            (91)                761
                                                  --------          -------          -----            --------
     Total...............................         $540,216          $31,508          $(425)           $571,299
                                                  ========          =======          =====            ========

     Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Balance Sheets and Consolidated Statements of Income. The Company's Quantitative and Qualitative Discussion about Market Risk is contained in Item 7A of this Form 10-K.

     The following table sets forth the ratings assigned by The Standard & Poor's Corporation ("S&P") or Moody's Investor Services, Inc. ("Moody's") of the fixed income securities portfolio of the Company as of December 31, 2002 and 2001 (dollars in thousands):

                                                                 2002                            2001
                                                      --------------------------      --------------------------
CREDIT RATING                                         FAIR VALUE      % OF TOTAL      FAIR VALUE      % OF TOTAL
-------------                                         ----------      ----------      ----------      ----------
AAA/Aaa.........................................       $358,976           62.9%        $305,178           64.7%
AA/Aa...........................................        110,593           19.4           75,189           15.9
A/A.............................................         52,447            9.2           56,107           11.9
BBB.............................................         41,612            7.3           28,849            6.1
Not Rated.......................................          6,910            1.2            6,518            1.4
                                                       --------         ------         --------         ------
     Total......................................       $570,538         $100.0%        $471,841         $100.0%
                                                       ========         ======         ========         ======

     As of December 31, 2002 and 2001, 99% of the Company's fixed income securities were considered investment grade by S&P or Moody's and 82% and 81% were rated at least AA by those agencies for 2002 and 2001, respectively. The Company's investments in fixed income securities do not contain any industry concentration of credit risk.

     As of December 31, 2002, municipal securities of the State of Texas, the State of Michigan and the State of Illinois and each state's related political subdivisions each represent 6.2%, 4.7% and 4.5%, respectively, of the estimated fair value of the Company's fixed income portfolio. Municipal securities of each other state individually represent less than 4% of the Company's fixed income portfolio.

     Reserves for Unpaid Losses and Loss Adjustment Expenses

     CNA Surety's insurance subsidiaries employ generally accepted reserving approaches in establishing the estimated liability for unpaid losses and loss adjustment expenses that give consideration to the inherent difficulty and variability in the estimation process. The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of
(a) the ultimate settlement value of reported claims, (b) incurred but not reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries, exclusive of reinsurance recoveries which are reported as an asset. These estimates are determined based on the Company's and surety industry loss experience as well as consideration of current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in operating income in the period in which such changes are determined to be needed.

     The Company's estimated liability for unpaid loss and loss adjustment expenses are recorded at management's best estimate which is based on various statistical reviews and analyses performed by the Company and management's judgment as to the responsiveness of these reviews and analyses to the factors affecting the Company's loss and loss adjustment expense reserves. Management considers factors such as changes in inflation, changes in claim handling and case reserving, changes in underwriting and pricing, changes in reinsurance programs, the Company's net retained liability and changes in the legal environment.

     CNA Surety utilizes an independent actuarial firm of national standing to conduct periodic reviews of claim procedures and loss reserving practices, and annually obtains actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of its principal insurance subsidiaries. In connection with this actuarial certification, the Company's independent actuarial firm provides management with additional reports and analysis and its independent judgments regarding loss and loss adjustment expense reserve estimates for management's review.

     The Company recorded net unfavorable loss reserve development which resulted in increases in the estimated liability of $6.2 million and $4.8 million for the years ended December 31, 2002 and 2001, respectively and net favorable loss reserve development which resulted in reductions in the estimated liability of $7.1 million for the year ended December 31, 2000. Note 8 to the accompanying Consolidated Financial Statements presents a table of the activity in the reserves for unpaid losses and loss adjustment expenses for the Company. This table highlights the impact of revisions to the estimated liability established in prior years.

     Risk Based Capital ("RBC") and Other Regulatory Ratios

     The National Association of Insurance Commissioners ("NAIC") has promulgated RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on behalf of a company or regulators. As of December 31, 2002, each of CNA Surety's insurance subsidiaries had a Ratio that was in compliance with minimum RBC requirements.

     CNA Surety's insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer generally should not exceed 3 to 1. On December 31, 2002, the Company had a combined statutory surplus of $231.4 million. The combined statutory surplus of Western Surety and SBCA was $223.7 million and its net written premiums to surplus ratio was 1.3 to
1. USA's statutory surplus was $7.6 million and the net written premiums to surplus ratio was 0.8 to 1. On December 31, 2001, the Company had a combined statutory surplus of $227.5 million. The combined statutory surplus of Western Surety and SBCA was $212.0 million and its net written premiums to surplus ratio was 1.5 to
1. USA's statutory surplus was $15.4 million and the net written premiums to surplus ratio was 0.5 to 1. The Company believes that each insurance company's statutory surplus is sufficient to support its current and anticipated premium levels.

     The NAIC has also developed a rating system, the Insurance Regulatory Information System ("IRIS"), primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of twelve financial ratios that address various aspects of each insurer's financial condition and stability. In 2002 and 2001, Western's IRIS ratios were within all the "usual" ranges as defined by the NAIC, as were most of the ratios for USA and SBCA except as noted. In 2002 and 2001, USA's Two-Year Overall Operating ratio was outside of the usual range, primarily due to increases in the loss and expense ratios. In 2002, USA's Change in Policyholders' Surplus ratio was outside of the usual range primarily due to USA's declaration and payment of an extraordinary dividend to CNA Surety. In 2002, SBCA's Change in Net Writings ratio was outside of the usual range due to increased notary bond volume. SBCA's Investment Yield for 2002 was outside of the usual range primarily due to generally lower investment rates along with an increased tax exempt portfolio. In 2001, SBCA's IRIS ratios were within all the "usual" ranges as defined by the NAIC.

IMPACT OF ADOPTING ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 and No. 142 entitled "Business Combinations" ("SFAS No. 141") and "Goodwill and Other Intangible Assets" ("SFAS No. 142"), respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. The Company will adopt this standard for any future business combinations. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss for the excess of the carrying amount of an intangible asset over its fair value would be recognized as a charge to operations. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002.

     During 2002, the Company completed its initial goodwill impairment testing and an annual goodwill impairment testing as of October 1, 2002 whereby no impairment was indicated. In the fourth quarter of 2002, the Company again tested for goodwill impairment. Based upon the Company's analysis supported by an outside valuation study, the Company concluded that there was no impairment.

     In determining whether there is an impairment of goodwill or other intangible assets, the Company calculated its estimated fair value using the present value of estimated expected future cash flows. The resulting estimated fair value was then compared to the net book value, including goodwill. If the net book value exceeded the estimated fair value, the Company would have measured the amount of impairment loss by comparing the implied estimated fair value of goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, a goodwill impairment loss would be recognized. This impairment test will be performed annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. The Company believes the methodology it uses in testing impairment of goodwill provides a reasonable basis in determining whether an impairment charge is required.

     The adoption of this standard eliminated the Company's amortization of goodwill and intangibles as of December 31, 2001 and therefore, increased the Company's reported net income in 2002 by $5.7 million, or $0.13 per share as compared to prior years. If the provisions of this standard were applied to prior periods, net income for the year ended December 31, 2001 and 2000 would have been $42.6 million, or $0.99 per share, and $59.3 million, or $1.38 per share, respectively.

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

     In June of 2002, the FASB issued SFAS No. 146 entitled "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The Company adopted the provisions of SFAS No. 146 for all disposal activities initiated after June 30, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 entitled "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted this standard beginning with the 2002 annual financial statements and will meet the disclosure requirements in all subsequent annual and interim financial statements. The Company has not determined if it will adopt fair value accounting in 2003.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In August 2001, the FASB issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations" ("SFAS No 143"). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this standard are effective for CNA Surety beginning January 1, 2003. The Company is in the process of quantifying the impact this new standard will have on the Company's financial position or results of operations.

     In November of 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34)" ("FIN No. 45"). FIN No. 45 clarifies the requirements of FASB SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5") relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provides for additional disclosure requirements related to guarantees, effective for financial periods ending after December 15, 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. These provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN No. 45 and will adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company's financial position or results of operations.

     In January of 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ("ARB No. 51") ("FIN No. 46"). As a general rule, ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary is a condition pointing toward preparation of consolidated financial statements of the parent and its subsidiary. FIN 46 clarifies the exceptions to this general rule, as enunciated in paragraph 2 of ARB No. 51. FIN 46 requires an entity to consolidate a variable interest entity ("VIE") even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

     FIN 46 defines a VIE as one in which a) the equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties which is provided through other interests that will absorb some or all of the expected losses of the entity or b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest i) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights or ii) the obligation to absorb the expected losses of the entity, if they occur or receive residual returns of the entity, if they occur or iii) the right to receive the expected residual returns of the entity if they occur. The primary beneficiary of a VIE is required to consolidate the results of operations of the VIE.

     Financial statements issued after January 31, 2003 are required to disclose the nature, purpose, activities and size of the VIE and maximum exposure to loss as a result of its involvement with the VIE. The Company reviewed FIN 46 and is of the opinion that at the present time the Company is neither a primary beneficiary of a VIE nor does it have a significant involvement with a VIE.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The statements which are not historical facts contained in this Form 10-K are forward-looking statements that involve risks and uncertainties, including, but not limited to, product and policy demand and market response risks, the effect of economic conditions, the impact of significant increases in corporate defaults on a national or global basis, the impact of competitive products, policies and pricing, product and policy development, regulatory changes and conditions including underwriting limitations imposed by the U.S. Department of Treasury, rating agency policies and practices, development of claims and the effect on loss reserves, the performance of reinsurance companies under reinsurance contracts with the Company, the cost and availability of reinsurance contracts on reasonable terms, investment portfolio developments and reaction to market conditions, the results of financing efforts, the actual closing of contemplated transactions and agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward-looking statements contained herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

     CNA Surety's investment portfolio is subject to economic losses due to adverse changes in the fair value of its financial instruments, or market risk. Interest rate risk represents the largest market risk factor affecting the Company's consolidated financial position due to its significant level of investments in fixed income securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of the Company's fixed income portfolio. The fair value of these interest rate sensitive instruments may also be affected by the credit worthiness of the issuer, prepayment options, relative value of alternative investments, the liquidity of the instrument, income tax considerations and general market conditions. The Company manages its exposure to interest rate risk primarily through an asset/liability matching strategy. The Company's exposure to interest rate risk is mitigated by the relative short-term nature of its insurance and other liabilities. The targeted effective duration of the Company's investment portfolio is approximately 5 years, consistent with the expected duration of its insurance and other liabilities.

     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of December 31, 2002. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following table.

                                                                                             HYPOTHETICAL
                                                                            ESTIMATED FAIR    PERCENTAGE
                                                          HYPOTHETICAL       VALUE AFTER       INCREASE
                                        FAIR VALUE AT       CHANGE IN        HYPOTHETICAL    (DECREASE) IN
                                        DECEMBER 31,      INTEREST RATE       CHANGE IN      STOCKHOLDERS'
                                            2002        (BP=BASIS POINTS)   INTEREST RATE       EQUITY
                                        -------------   -----------------   --------------   -------------
                                                              (DOLLARS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government
     agencies and authorities.........    $ 69,240      200 bp increase        $ 61,233          (1.2)%
                                                        100 bp increase          65,075          (0.6)
                                                        100 bp decrease          72,300           0.5
                                                        200 bp decrease          75,547           1.0
  States, municipalities and political
     subdivisions.....................     367,934      200 bp increase         335,430          (5.0)
                                                        100 bp increase         350,594          (2.7)
                                                        100 bp decrease         386,612           2.9
                                                        200 bp decrease         406,784           6.0
  Corporate bonds and all other.......     133,364
                                          --------      200 bp increase         126,858          (1.0)
                                                        100 bp increase         130,128          (0.5)
                                                        100 bp decrease         137,148           0.6
                                                        200 bp decrease         140,893           1.2
     Total fixed income securities....    $570,538
                                          ========      200 bp increase         523,521          (7.3)
                                                        100 bp increase         545,797          (3.8)
                                                        100 bp decrease         596,060           4.0
                                                        200 bp decrease         623,224           8.2

                                                                                             HYPOTHETICAL
                                                                            ESTIMATED FAIR    PERCENTAGE
                                                          HYPOTHETICAL       VALUE AFTER       INCREASE
                                        FAIR VALUE AT       CHANGE IN        HYPOTHETICAL    (DECREASE) IN
                                        DECEMBER 31,      INTEREST RATE       CHANGE IN      STOCKHOLDERS'
                                            2001        (BP=BASIS POINTS)   INTEREST RATE       EQUITY
                                        -------------   -----------------   --------------   -------------
                                                              (DOLLARS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government
     agencies and authorities.........    $117,069      200 bp increase        $104,826          (2.0)%
                                                        100 bp increase         110,482          (1.1)
                                                        100 bp decrease         121,943           0.8
                                                        200 bp decrease         127,575           1.8
  States, municipalities and political
     subdivisions.....................     220,799      200 bp increase         199,339          (3.6)
                                                        100 bp increase         209,852          (1.8)
                                                        100 bp decrease         230,878           1.7
                                                        200 bp decrease         241,391           3.4
  Corporate bonds and all other.......     133,973
                                          --------      200 bp increase         123,451          (1.8)
                                                        100 bp increase         129,044          (0.8)
                                                        100 bp decrease         140,498           1.1
                                                        200 bp decrease         146,771           2.1
     Total fixed income securities....    $471,841
                                          ========      200 bp increase         427,616          (7.4)
                                                        100 bp increase         449,378          (3.8)
                                                        100 bp decrease         493,319           3.6
                                                        200 bp decrease         515,737           7.3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CNA Surety Corporation

     We have audited the consolidated balance sheets of CNA Surety Corporation and subsidiaries, as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CNA Surety Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 10, 2003

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   2002          2001
                                                                   ----          ----
                                                                 (AMOUNTS IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
                                         ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost:
     $539,364 and $464,102).................................    $  570,538    $  471,841
  Equity securities, at fair value (cost: $852 and
     $42,614)...............................................           761        35,754
  Short-term investments, at cost (approximates fair
     value).................................................        50,669        53,600
  Other investments, at fair value..........................         1,257         5,303
  Cash......................................................        14,979        13,159
                                                                ----------    ----------
     Total invested assets and cash.........................       638,204       579,657
Deferred policy acquisition costs...........................        96,386        89,788
Insurance receivables:
  Premiums, including $34,097 and $29,829 from affiliates
     (net of allowance for doubtful accounts: $1,365 and
     $2,614)................................................        45,423        39,911
  Reinsurance, including $15,401 and $58,027 from
     affiliates.............................................       130,761       176,235
Intangible assets (net of accumulated amortization: $25,523
  and $25,523)..............................................       143,785       143,785
Property and equipment, at cost (less accumulated
  depreciation: $16,047 and $14,138)........................        17,260        17,645
Prepaid reinsurance premiums................................        13,337         5,838
Receivable for securities sold..............................             3            --
Other assets................................................         9,018         8,739
                                                                ----------    ----------
       Total assets.........................................    $1,094,177    $1,061,598
                                                                ==========    ==========

                                      LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses................    $  303,433    $  315,811
  Unearned premiums.........................................       216,213       200,379
                                                                ----------    ----------
     Total reserves.........................................       519,646       516,190
Debt........................................................        60,816        76,195
Deferred income taxes, net..................................        30,727        19,969
Payable for securities purchased............................            --        11,406
Current income taxes payable................................         5,123         1,822
Reinsurance and other payables to affiliates................        25,988        10,374
Other liabilities...........................................        32,738        37,214
                                                                ----------    ----------
     Total liabilities......................................    $  675,038    $  673,170
                                                                ----------    ----------
Commitments and contingencies (See Note 9)

                                  STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 20,000 shares
  authorized; none issued and outstanding...................            --            --
Common stock, par value $.01 per share, 100,000 shares
  authorized; 44,386 shares issued and 42,947 shares
  outstanding at December 31, 2002 and 44,229 shares issued
  and 42,780 shares outstanding at December 31, 2001........           444           442
Additional paid-in capital..................................       255,765       254,133
Retained earnings...........................................       158,515       149,128
Accumulated other comprehensive income......................        19,861           278
Treasury stock, at cost.....................................       (15,446)      (15,553)
                                                                ----------    ----------
     Total stockholders' equity.............................       419,139       388,428
                                                                ----------    ----------
     Total liabilities and stockholders' equity.............    $1,094,177    $1,061,598
                                                                ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                                ----       ----       ----
                                                                  (AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Revenues:
  Net earned premium........................................  $296,131   $320,910   $301,819
  Net investment income.....................................    27,754     29,515     29,897
  Net realized investment (losses) gains....................    (7,586)        46        557
                                                              --------   --------   --------
     Total revenues.........................................   316,299    350,471    332,273
                                                              --------   --------   --------
Expenses:
  Net losses and loss adjustment expenses...................    94,198     80,836     55,683
  Net commissions, brokerage and other underwriting
     expenses...............................................   179,827    202,877    181,655
  Interest expense..........................................     1,708      3,925      6,956
  Non-recurring charge......................................        --         --        500
  Amortization of intangible assets.........................        --      6,097      6,097
                                                              --------   --------   --------
     Total expenses.........................................   275,733    293,735    250,891
                                                              --------   --------   --------
Income before income taxes..................................    40,566     56,736     81,382
Income taxes................................................    11,869     19,828     27,780
                                                              --------   --------   --------
Net income..................................................  $ 28,697   $ 36,908   $ 53,602
                                                              ========   ========   ========
Earnings per share..........................................  $   0.67   $   0.86   $   1.25
                                                              ========   ========   ========
Earnings per share, assuming dilution.......................  $   0.67   $   0.86   $   1.25
                                                              ========   ========   ========
Weighted average shares outstanding.........................    42,910     42,744     42,898
                                                              ========   ========   ========
Weighted average shares outstanding, assuming dilution......    43,028     42,938     43,028
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 COMMON                                                             ACCUMULATED
                                  STOCK                                                                OTHER
                                 SHARES      COMMON     ADDITIONAL      COMPREHENSIVE   RETAINED   COMPREHENSIVE
                               OUTSTANDING   STOCK    PAID-IN CAPITAL      INCOME       EARNINGS   INCOME (LOSS)
                               -----------   ------   ---------------   -------------   --------   -------------
                                                            (AMOUNTS IN THOUSANDS)
Balance, December 31, 1999...    43,006       $441       $253,366                       $ 95,419     $(11,150)
                                 ======       ====       ========                       ========     ========
Comprehensive income:
Net income...................        --         --             --           53,602        53,602           --
Other comprehensive income:
  Change in unrealized
    (losses) on securities
    (after income taxes), net
    of reclassification
    adjustment of $(1,263)...        --         --             --           11,417            --       11,417
                                                                           -------
         Total comprehensive
           income............                                              $65,019
                                                                           =======
Purchase of treasury stock...      (327)        --             --                             --           --
Stock options exercised and
  other......................        23         --            131                             --           --
Dividends paid to
  stockholders...............        --         --             --                        (13,713)          --
                                 ------       ----       --------                       --------     --------
Balance, December 31, 2000...    42,702       $441       $253,497                       $135,308     $    267
                                 ======       ====       ========                       ========     ========
Comprehensive income:
Net income...................        --         --             --           36,908        36,908           --
Other comprehensive income:
  Change in unrealized gains
    on securities (after
    income taxes), net of
    reclassification
    adjustment of $(823).....        --         --             --               11            --           11
                                                                           -------
         Total comprehensive
           income............                                              $36,919
                                                                           =======
Purchase of treasury stock...        --         --             --                             --           --
Employee Stock Purchase
  Program issuance from
  treasury stock.............        --         --              5                             --           --
Stock options exercised and
  other......................        78          1            631                             --           --
Dividends paid to
  stockholders...............        --         --             --                        (23,088)          --
                                 ------       ----       --------                       --------     --------
Balance, December 31, 2001...    42,780       $442       $254,133                       $149,128     $    278
                                 ======       ====       ========                       ========     ========
Comprehensive income:
Net income...................        --         --             --           28,697        28,697           --
Other comprehensive income:
  Change in unrealized gains
    on securities (after
    income taxes), net of
    reclassification
    adjustment of
    $(16,627)................        --         --             --           19,583            --       19,583
                                                                           -------
         Total comprehensive
           income............                                              $48,280
                                                                           =======
Purchase of treasury stock...        --         --             --                             --           --
Employee Stock Purchase
  Program issuance from
  treasury stock.............        10         --             15                             --           --
Stock options exercised and
  other......................       157          2          1,617                             --           --
Dividends paid to
  stockholders...............        --         --             --                        (19,310)          --
                                 ------       ----       --------                       --------     --------
Balance, December 31, 2002...    42,947       $444       $255,765                       $158,515     $ 19,861
                                 ======       ====       ========                       ========     ========


                               TREASURY        TOTAL
                                 STOCK     STOCKHOLDERS'
                               (AT COST)      EQUITY
                               ---------   -------------
                                (AMOUNTS IN THOUSANDS)
Balance, December 31, 1999...  $(11,772)     $326,304
                               ========      ========
Comprehensive income:
Net income...................        --        53,602
Other comprehensive income:
  Change in unrealized
    (losses) on securities
    (after income taxes), net
    of reclassification
    adjustment of $(1,263)...        --        11,417
         Total comprehensive
           income............
Purchase of treasury stock...    (3,709)       (3,709)
Stock options exercised and
  other......................        --           131
Dividends paid to
  stockholders...............        --       (13,713)
                               --------      --------
Balance, December 31, 2000...  $(15,481)     $374,032
                               ========      ========
Comprehensive income:
Net income...................        --        36,908
Other comprehensive income:
  Change in unrealized gains
    on securities (after
    income taxes), net of
    reclassification
    adjustment of $(823).....        --            11
         Total comprehensive
           income............
Purchase of treasury stock...      (124)         (124)
Employee Stock Purchase
  Program issuance from
  treasury stock.............        52            57
Stock options exercised and
  other......................        --           632
Dividends paid to
  stockholders...............        --       (23,088)
                               --------      --------
Balance, December 31, 2001...  $(15,553)     $388,428
                               ========      ========
Comprehensive income:
Net income...................        --        28,697
Other comprehensive income:
  Change in unrealized gains
    on securities (after
    income taxes), net of
    reclassification
    adjustment of
    $(16,627)................        --        19,583
         Total comprehensive
           income............
Purchase of treasury stock...        --            --
Employee Stock Purchase
  Program issuance from
  treasury stock.............       107           122
Stock options exercised and
  other......................        --         1,619
Dividends paid to
  stockholders...............        --       (19,310)
                               --------      --------
Balance, December 31, 2002...  $(15,446)     $419,139
                               ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2002        2001        2000
                                                              ----        ----        ----
                                                                 (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income..............................................  $  28,697   $  36,908   $  53,602
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization........................      3,866       9,614       9,291
     Accretion of bond discount, net......................      1,028         728       1,043
     Net realized investment losses (gains)...............      7,586         (46)       (557)
  Changes in:
     Insurance receivables................................     39,962     (99,609)    (30,557)
     Reserve for unearned premiums........................     15,834      (1,800)      2,879
     Reserve for unpaid losses and loss adjustment
       expenses...........................................    (12,378)    111,354      46,524
     Deferred policy acquisition costs....................     (6,598)      1,615      (6,479)
     Deferred income taxes, net...........................        171         181       3,078
     Reinsurance and other payables to affiliates.........     15,614         806         888
     Prepaid reinsurance premiums.........................     (7,499)     (3,306)       (230)
     Other assets and liabilities.........................       (745)        593        (238)
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......     85,538      57,038      79,244
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases............................................   (239,019)   (140,857)   (133,679)
     Maturities...........................................     29,303      62,507      35,394
     Sales................................................    142,322      67,370      77,788
  Purchases of equity securities..........................    (22,870)     (6,706)    (19,587)
  Proceeds from the sale of equity securities.............     48,900       1,617       8,525
  Changes in short-term investments.......................      2,942        (938)     (9,228)
  Changes in other investments............................      3,209        (131)          3
  Purchases of property and equipment.....................     (3,881)     (6,396)     (4,166)
  Changes in receivables/payables for securities
     sold/purchased.......................................    (11,409)     21,812     (17,894)
  Other, net..............................................        (62)        (53)        (24)
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........    (50,565)     (1,775)    (62,868)
                                                            ---------   ---------   ---------
FINANCING ACTIVITIES:
  Proceeds from debt......................................     71,000          --          --
  Principal payments on debt..............................    (86,379)    (25,361)       (344)
  Dividends to stockholders...............................    (19,310)    (23,088)    (13,713)
  Issuance of treasury stock to employee stock purchase
     plan.................................................        122          53          --
  Purchase of treasury stock..............................         --        (124)     (3,709)
  Employee stock option exercises.........................      1,414         466         103
                                                            ---------   ---------   ---------
          Net cash used in financing activities...........    (33,153)    (48,054)    (17,663)
                                                            ---------   ---------   ---------
Increase (decrease) in cash...............................      1,820       7,209      (1,287)
Cash at beginning of period...............................     13,159       5,950       7,237
                                                            ---------   ---------   ---------
Cash at end of period.....................................  $  14,979   $  13,159   $   5,950
                                                            =========   =========   =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest.............................................  $   2,136   $   3,563   $   7,363
     Income taxes.........................................  $   8,000   $  23,750   $  24,050

  The accompanying notes are an integral part of these consolidated financial statements.

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

Investments

     Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities (bonds and redeemable preferred stocks) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity. Cash flows from purchases, sales and maturities are reported gross in the investing activities section of the Consolidated Statements of Cash Flows.

     The amortized cost of fixed income securities is determined based on cost and the cumulative effect of amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. For mortgage-backed and certain asset-backed securities, the Company recognizes income using the effective-yield method based on estimated cash flows. All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Investments with an other-than-temporary decline in value are written down to fair value, resulting in losses that are included in realized investment gains and losses.

     Short-term investments which generally include U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents, are carried at amortized cost which approximates fair value.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

Deferred Policy Acquisition Costs

     Policy acquisition costs, consisting of commissions, premium taxes and other underwriting expenses which vary with, and are primarily related to, the production of business, net of reinsurance commissions, are deferred and amortized as a charge to income as the related premiums are earned. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

Intangible Assets

     The acquisition of CCC Surety Operations and Capsure was accounted for under purchase accounting by CNA Surety. Intangible assets represent goodwill and identified intangibles arising from the acquisition of Capsure and goodwill arising from the May 1995 acquisition of CIC by CNAF that was allocated to the surety business of CIC. Intangible assets arising from the Merger were $20.5 million related to the agency force and $134.5 million for goodwill.

     In 1999, CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange. Goodwill arising from this acquisition was $5.9 million.

     Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

     A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety's reporting units. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value of goodwill is charged-off as an impairment loss.

Reserves for Unpaid Losses and Loss Adjustment Expenses

     The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred but not reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries, before reinsurance recoveries which are reported as an asset. These estimates are determined based on the Company's loss experience as well as consideration of industry experience, current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in operating income in the period in which such changes are determined to be needed.

Insurance Premiums

     Insurance premiums are recognized as revenue ratably over the terms of the related policies in proportion to the insurance protection provided. Premium revenues are net of amounts ceded to reinsurers. Unearned premiums represent the portion of premiums written, before ceded reinsurance which is shown as an asset, applicable to the unexpired terms of policies in force determined on a pro rata basis.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

Reinsurance

     The Company assumes and cedes insurance with other insurers and reinsurers to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Premiums and loss and loss adjustment expenses that are ceded under reinsurance arrangements reduce the respective revenues and expenses. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are reported as reinsurance receivables.

Stock-Based Compensation

     As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not issued stock options where the exercise price is less than the fair market value of the Company's common stock on the date of grant and, accordingly, no compensation expense has been recognized.

Income Taxes

     The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to insurance reserves, deferred policy acquisition costs and intangible assets. The effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment.

Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and determined principally on a straight-line basis. The cost of maintenance and repairs is charged to income as incurred, major improvements are capitalized.

Earnings Per Share

     Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect of common stock equivalents which is computed using the treasury stock method.

Accounting Changes

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 entitled "Business Combinations" ("SFAS No. 141") and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. The Company will adopt this standard for any future business combinations. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss for the excess of the carrying amount of an intangible asset over its fair value would be recognized as a charge to operations. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002.

     During 2002, the Company completed its initial goodwill impairment testing and an annual goodwill impairment testing as of October 1, 2002 whereby no impairment was indicated. In the fourth quarter of 2002,

                    CNA SURETY CORPORATION AND SUBSIDIARIES
the Company again tested for goodwill impairment. Based upon the Company's analysis supported by an outside valuation study, the Company concluded that there was no impairment.

     In determining whether there is an impairment of goodwill or other intangible assets, the Company calculated its estimated fair value using the present value of estimated expected future cash flows. The resulting estimated fair value was then compared to the net book value, including goodwill. If the net book value exceeded the estimated fair value, the Company would have measured the amount of impairment loss by comparing the implied estimated fair value of goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, a goodwill impairment loss would be recognized. This impairment test will be performed annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. The Company believes the methodology it uses in testing impairment of goodwill provides a reasonable basis in determining whether an impairment charge is required.

     The adoption of this standard eliminated the Company's amortization of goodwill and intangibles as of December 31, 2001 and therefore, increased the Company's reported net income in 2002 by $5.7 million, or $0.13 per share as compared to prior years. If the provisions of this standard were applied to prior periods, net income for the year ended December 31, 2001 and 2000 would have been $42.6 million, or $0.99 per share and $59.3 million, or $1.38 per share, respectively.

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

     In June of 2002, the FASB issued SFAS No. 146 entitled "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The Company adopted the provisions of SFAS No. 146 for all disposal activities initiated after June 30, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 entitled "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted this standard beginning with the 2002 annual financial statements and will meet the disclosure requirements in all subsequent annual and interim financial statements. The Company has not determined if it will adopt fair value accounting in 2003.

     In August 2001, the FASB issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations" ("SFAS No 143"). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this standard are effective for CNA Surety beginning January 1, 2003. The Company is in the process of quantifying the impact this new standard will have on the Company's financial position or results of operations.

     In November of 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an

                    CNA SURETY CORPORATION AND SUBSIDIARIES
interpretation of FASB SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34)" ("FIN No. 45"). FIN No. 45 clarifies the requirements of FASB SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5") relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provides for additional disclosure requirements related to guarantees effective for financial periods ending after December 15, 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. These provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN No. 45 and will adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company's financial position or results of operations.

     In January of 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ("ARB No. 51") ("FIN No. 46"). As a general rule, ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary is a condition pointing toward preparation of consolidated financial statements of the parent and its subsidiary. FIN 46 clarifies the exceptions to this general rule, as enunciated in paragraph 2 of ARB No. 51. FIN 46 requires an entity to consolidate a variable interest entity ("VIE") even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

     FIN 46 defines a VIE as one in which a) the equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties which is provided through other interests that will absorb some or all of the expected losses of the entity or b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest i) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights or ii) the obligation to absorb the expected losses of the entity, if they occur or receive residual returns of the entity, if they occur or iii) the right to receive the expected residual returns of the entity if they occur. The primary beneficiary of a VIE is required to consolidate the results of operations of the VIE.

     Financial statements issued after January 31, 2003 are required to disclose the nature, purpose, activities and size of the VIE and maximum exposure to loss as a result of its involvement with the VIE. The Company reviewed FIN 46 and is of the opinion that at the present time the Company is neither a primary beneficiary of a VIE nor does it have a significant involvement with a VIE.

Reclassifications

     Certain reclassifications have been made to the 2001 and 2000 financial statements and notes to conform with the presentation in the 2002 Consolidated Financial Statements.

2. PROPOSED TENDER OFFER

     On March 20, 2000, CCC proposed a cash tender offer to purchase the remaining common stock of CNA Surety that it and its affiliates did not own for $13.00 per share. On May 26, 2000, CCC informed CNA Surety that CCC did not intend to pursue the proposed tender offer to acquire the remaining equity interests of the Company not currently owned by CCC. The Company recorded a non-recurring charge of $0.5 million before income taxes, or $0.3 million after tax, for costs incurred with respect to the proposed tender offer by CCC.

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

                    CNA SURETY CORPORATION AND SUBSIDIARIES

3. INVESTMENTS

     The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety by investment category, were as follows (dollars in thousands):

                                                     AMORTIZED        GROSS           GROSS
                                                      COST OR       UNREALIZED      UNREALIZED      ESTIMATED
DECEMBER 31, 2002                                      COST           GAINS           LOSSES        FAIR VALUE
-----------------                                    ---------      ----------      ----------      ----------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury.............................      $ 16,140        $   960          $  --          $ 17,100
     U.S. Agencies.............................        29,396            537             (3)           29,930
     Collateralized mortgage obligations.......           156              7             --               163
     Mortgage pass-through securities..........        20,981          1,066             --            22,047
Obligations of states and political
  subdivisions.................................       347,918         20,099            (83)          367,934
Corporate bonds................................        76,181          6,154           (190)           82,145
Non-agency collateralized mortgage
  obligations..................................        10,497            477            (58)           10,916
Other asset-backed securities:
  Second mortgages/home equity loans...........        11,842            614             --            12,456
  Credit card receivables......................         5,000             87             --             5,087
  Other........................................         7,838            653             --             8,491
Redeemable preferred stock.....................        13,415            854             --            14,269
                                                     --------        -------          -----          --------
     Total fixed income securities.............       539,364         31,508           (334)          570,538
Equity securities..............................           852             --            (91)              761
                                                     --------        -------          -----          --------
     Total.....................................      $540,216        $31,508          $(425)         $571,299
                                                     ========        =======          =====          ========

                                                     AMORTIZED     GROSS        GROSS
                                                      COST OR    UNREALIZED   UNREALIZED   ESTIMATED
DECEMBER 31, 2001                                      COST        GAINS        LOSSES     FAIR VALUE
-----------------                                    ---------   ----------   ----------   ----------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
     U.S. Treasury.................................  $ 24,751     $   561      $     (5)    $ 25,307
     U.S. Agencies.................................    67,539       2,119          (706)      68,952
     Collateralized mortgage obligations...........       411           4            (1)         414
     Mortgage pass-through securities..............    22,165         231            --       22,396
Obligations of states and political subdivisions...   217,757       5,029        (1,987)     220,799
Corporate bonds....................................    71,029       2,007          (656)      72,380
Non-agency collateralized mortgage obligations.....    12,898         132          (405)      12,625
Other asset-backed securities:
  Second mortgages/home equity loans...............    15,784         537            --       16,321
  Credit card receivables..........................    10,000         327            --       10,327
  Other............................................     8,333         450           (20)       8,763
Redeemable preferred stock.........................    13,435         122            --       13,557
                                                     --------     -------      --------     --------
     Total fixed income securities.................   464,102      11,519        (3,780)     471,841
Equity securities..................................    42,614       2,620        (9,480)      35,754
                                                     --------     -------      --------     --------
     Total.........................................  $506,716     $14,139      $(13,260)    $507,595
                                                     ========     =======      ========     ========

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The Company's insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 2002, securities on deposit had an aggregate carrying value of $3.6 million.

     Short-term investments are generally comprised of U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents.

     The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at December 31, 2002 and 2001 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

                                                       2002                           2001
                                             -------------------------      -------------------------
                                             AMORTIZED      ESTIMATED       AMORTIZED      ESTIMATED
                                               COST         FAIR VALUE        COST         FAIR VALUE
                                             ---------      ----------      ---------      ----------
FIXED INCOME SECURITIES:
Due within one year....................      $  1,327        $  1,329       $    705        $    724
Due after one year but within five
  years................................        55,040          57,632         70,379          70,935
Due after five years but within ten
  years................................       215,008         227,425        141,011         145,212
Due after ten years....................       211,675         224,992        182,417         184,124
                                             --------        --------       --------        --------
                                              483,050         511,378        394,512         400,995
Mortgage pass-through securities,
  collateralized mortgage obligations
  and asset-backed securities..........        56,314          59,160         69,590          70,846
                                             --------        --------       --------        --------
                                             $539,364        $570,538       $464,102        $471,841
                                             ========        ========       ========        ========

     Major categories of net investment income and gross realized investment gains and (losses) from sales of available-for-sale securities were as follows (dollars in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                           ---------------------------------
                                                            2002         2001         2000
                                                            ----         ----         ----
Investment income:
  Fixed income securities............................      $25,764      $26,819      $25,623
  Equity securities..................................        1,213          393          372
  Short-term investments.............................        1,359        2,536        3,998
  Other..............................................          135          402          563
                                                           -------      -------      -------
  Total investment income............................       28,471       30,150       30,556
Investment expenses..................................         (717)        (635)        (659)
                                                           -------      -------      -------
Net investment income................................      $27,754      $29,515      $29,897
                                                           =======      =======      =======
Gross realized investment gains......................      $11,183      $ 1,118      $ 3,251
Gross realized investment losses.....................      (18,769)      (1,072)      (2,694)
                                                           -------      -------      -------
Net realized investment gain (losses)................      $(7,586)     $    46      $   557
                                                           =======      =======      =======

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     Net unrealized gain and loss on securities included in stockholders' equity at December 31, 2002 and 2001 was comprised of the following (dollars in thousands):

                                           2002                                    2001
                             ---------------------------------      ----------------------------------
                              GAINS       LOSSES        NET          GAINS        LOSSES         NET
                              -----       ------        ---          -----        ------         ---
Fixed income
  securities...........      $31,508      $(334)      $ 31,174      $11,519      $ (3,780)     $ 7,739
Equity securities......           --        (91)           (91)       2,620        (9,480)      (6,860)
Other..................           --       (527)          (527)          --          (451)        (451)
                             -------      -----       --------      -------      --------      -------
                             $31,508      $(952)        30,556      $14,139      $(13,711)         428
                             =======      =====                     =======      ========
Deferred income
  taxes................                                (10,695)                                   (150)
                                                      --------                                 -------
Net unrealized gain on
  securities...........                               $ 19,861                                 $   278
                                                      ========                                 =======

4. DEBT

     CNA Surety's bank borrowings were previously under a five-year unsecured revolving credit facility effective September 30, 1997 (the "1997 Credit Facility") that provided for borrowings of up to $130 million. The Company paid down outstanding borrowings under the 1997 Credit Facility by $10 million to $65 million on July 29, 2002. The 1997 Credit Facility matured September 30, 2002.

     The Company refinanced $65 million in outstanding borrowings under the 1997 Credit Facility under a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility provided an aggregate of up to $65 million in initial borrowings divided between a 364 day revolving credit facility (the "Revolving Credit Facility") of $35 million and a three year term loan facility (the "Term Loan") of $30 million. The Revolving Credit Facility may be extended, with the consent of lenders, for up to two additional periods of up to 364 days each, but in no case shall the Revolving Credit Facility be extended to mature on a date later than three years from the effective date of the Revolving Credit Facility. The Revolving Credit Facility may be increased from time to time by the amount of amortization under the Term Loan facility. Such increase is subject to consent by each Revolving Credit Bank, and will take place upon receipt by the Banks of the respective installment payments under the Term Loan facility.

     Of the $65 million in initial outstanding borrowings, $15 million was provided pursuant to a guarantee by CNAF which expired on November 30, 2002. On November 29, 2002, the Company repaid $11 million of the $15 million of the Company's revolving credit loan that was due on November 30, 2002. The due date on the remaining $4 million was extended until another lender joined the credit facility. On December 30, 2002, a second lender joined the credit facility for $10 million resulting in net additional funds of $6 million to CNA Surety. Outstanding borrowings under the credit facility were $60 million as of December 31, 2002, consisting of $30 million under the Revolving Credit Facility and $30 million under the Term Loan Facility. Effective January 30, 2003, the Company entered into an interest rate swap on the $30 million term loan that fixed the interest rate at 2.75%.

     Amortization of the Term Loan will take place at $10,000,000 per year, in equal semi-annual installments of $5,000,000 on the following dates:

DATE                                                       AMORTIZATION      OUTSTANDING BALANCE
----                                                       ------------      -------------------
June 30, 2003........................................       $5,000,000           $25,000,000
September 30, 2003...................................        5,000,000            20,000,000
March 31, 2004.......................................        5,000,000            15,000,000
September 30, 2004...................................        5,000,000            10,000,000
March 31, 2005.......................................        5,000,000             5,000,000
September 30, 2005...................................        5,000,000                     0

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the 2002 Credit Facility, was 0.625% at December 31, 2002 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of December 31, 2002, the weighted average interest rate was 1.9% on the $60 million of outstanding borrowings. As of December 31, 2001, the weighted average interest rate on the 1997 Credit Facility was 2.5% on the $75.0 million of outstanding borrowings.

     The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best Company Inc. ("A.M. Best") for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. As of December 31, 2002, the Company was in compliance with all restrictions and covenants contained in the 2002 Credit Facility.

     In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange, for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at December 31, 2002 was $0.8 million.

     The consolidated balance sheet reflects total debt of $60.8 and $76.2 million at December 31, 2002 and December 31, 2001, respectively. The weighted average interest rate on outstanding borrowings was 2.0% and 2.6% at December 31, 2002 and December 31, 2001 respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table summarizes fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values may be based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair value. Accordingly, the estimates presented herein are subjective in nature and are not necessarily indicative of the amounts that the Company could realize in a current market exchange. This information excludes certain financial instruments such as insurance contracts and all non-financial instruments from fair value disclosure. Therefore, these fair value amounts cannot be aggregated to determine the underlying economic value of the Company.

     The carrying amounts and estimated fair values of financial instruments at December 31, 2001 and 2000 were as follows (dollars in thousands):

                                                       2002                          2001
                                             ------------------------      ------------------------
                                             CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                              AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                             --------      ----------      --------      ----------
Fixed income securities................      $570,538       $570,538       $471,841       $471,841
Equity securities......................           761            761         35,754         35,754
Short-term investments.................        50,669         50,669         53,600         53,600
Other investments......................         1,258          1,258          5,303          5,303
Cash...................................        14,979         14,979         13,159         13,159
Debt...................................        60,816         60,816         76,195         76,195

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

          Investments -- The estimated fair values for the fixed income securities and equity securities are based upon quoted market prices, where available. For fixed income securities not actively traded, the estimated fair values are determined using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments.

          Cash, Short-Term Investments and Other Investments -- The carrying value for these instruments approximates their estimated fair values.

          Debt -- The estimated fair value of the Company's debt is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity.

6. DEFERRED POLICY ACQUISITION COSTS AND OTHER OPERATING EXPENSES

     Policy acquisition costs deferred and the related amortization of deferred policy acquisition costs were as follows (dollars in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                       2002           2001           2000
                                                       ----           ----           ----
Balance at beginning of period.................      $  89,788      $  91,403      $  84,924
  Costs deferred...............................        145,589        145,885        140,114
  Amortization.................................       (138,991)      (147,500)      (133,635)
                                                     ---------      ---------      ---------
Balance at end of period.......................      $  96,386      $  89,788      $  91,403
                                                     =========      =========      =========

     Net commissions, brokerage and other underwriting expenses were comprised as follows (dollars in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          2002          2001          2000
                                                          ----          ----          ----
Amortization of deferred policy acquisition
  costs...........................................      $138,991      $147,500      $133,635
Other operating expenses..........................        40,836        55,377        48,020
                                                        --------      --------      --------
  Net commissions, brokerage and other
     underwriting expenses........................      $179,827      $202,877      $181,655
                                                        ========      ========      ========

7. REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not ordinarily relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company evaluates the financial condition of its reinsurers, establishes allowances for uncollectible amounts and monitors concentrations of credit risk. At December 31, 2002, CNA Surety's largest reinsurance receivable from an affiliate, CCC, an A (Excellent) rated company by A.M. Best, was approximately $15.4 million. At December 31, 2002, CNA Surety's largest reinsurance receivable from a non-affiliate reinsurer was approximately $25.6 million with a company rated A++ (Superior) by A.M. Best.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):

                                                      YEARS ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------
                                    2002                        2001                        2000
                           ----------------------      ----------------------      ----------------------
                           WRITTEN        EARNED       WRITTEN        EARNED       WRITTEN        EARNED
                           -------        ------       -------        ------       -------        ------
Direct...............      $148,186      $137,957      $127,494      $120,687      $115,100      $109,472
Assumed..............       211,706       206,146       205,509       214,206       201,567       207,178
Ceded................       (55,426)      (47,972)      (17,199)      (13,983)      (12,199)      (14,831)
                           --------      --------      --------      --------      --------      --------
Net premiums.........      $304,466      $296,131      $315,804      $320,910      $304,468      $301,819
                           ========      ========      ========      ========      ========      ========

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

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                       YEARS ENDED DECEMBER 31,
                               ------------------------------------------------------------------------
                                      2002                      2001                       2000
                               -------------------      ---------------------      --------------------
                                  $          RATIO          $          RATIO          $          RATIO
                                  -          -----          -          -----          -          -----
Gross losses and loss
  adjustment expenses....      $76,199       22.1%      $ 206,980        61.8%     $136,004        43.0%
Reinsurance recoveries...       17,999       37.5%       (126,144)     (902.1)%     (80,321)     (541.6)%
                               -------       ----       ---------      ------      --------      ------
Net losses and loss
  adjustment expenses....      $94,198       31.8%      $  80,836        25.2%     $ 55,683        18.4%
                               =======       ====       =========      ======      ========      ======

     The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. The Company's reinsurance coverage is provided by third party reinsurers and related parties.

2002 Third Party Reinsurance Compared to 2001 Third Party Reinsurance

     The Company's ceded reinsurance program changed significantly in 2002 as compared to 2001. The material differences between the 2002 excess of loss reinsurance program ("2002 Excess of Loss Treaty") and the Company's 2001 program are as follows. The annual aggregate coverage decreased from $115 million in 2001 to $100 million in 2002 with a sub-limit of $60 million for large commercial accounts. The minimum annual premium for the 2002 Excess of Loss Treaty is $30.0 million compared to $17.2 million of reinsurance premiums paid in 2001. The 2002 Excess of Loss Treaty provides the Company with coverage on a per principal basis of 90% of $40 million excess of $20 million retained by the Company.

     In addition, the terms of the 2002 Excess of Loss Treaty required a special acceptance process for certain larger contract accounts in-force at the inception date of the treaty. The reinsurers conducted an underwriting file review and approval process for these risks that would otherwise be excluded. This file review process resulted in one large national contract principal being excluded from the 2002 Excess of Loss Treaty. In addition, the treaty excludes certain classes of business relating to two other principals. The Company no longer writes these classes but has exposures that are in run-off. Should the Company incur a loss on these excluded principals, the Company would be subject to a maximum retention of $60 million per principal.

     The higher net retention of $20 million per principal together with other changes in reinsurance coverage associated with the 2002 Excess of Loss Treaty and the extended discovery and related provisions of the excess of loss reinsurance contract in place for 2001 may increase the variability of the Company's future results of operations and cash flows. Moreover, as stated above, if CNA Surety suffered any losses arising from bonds

                    CNA SURETY CORPORATION AND SUBSIDIARIES
issued to the large national contractor, CNA Surety would retain the first $60 million per principal under its various excess of loss reinsurance contracts.

     In December 2002 and January 2003, CNAF provided loans in an aggregate amount of approximately $45 million to the large national contractor that undertakes projects for the construction of government and private facilities. CNA Surety has provided significant surety bond protection for this contractor's projects through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs. The loans were evidenced by demand notes and, until replaced by the credit facility described below, accrue interest at 10%. The owners of the contractor have pledged to CNAF substantially all the assets of the contractor as collateral for these loans.

     In March 2003, CNAF entered into an agreement to provide a credit facility with the contractor. The closing of this agreement is subject to the execution of certain agreements and the provision to CNAF of specified security interests in addition to those already provided. Under this credit facility, CNAF would be obligated to provide up to $86.4 million of loans to the contractor and certain of its subsidiaries, including a refinancing of the already advanced $45 million described above. The credit facility and all loans thereunder would mature in March 2006. Advances under the credit facility, including the already funded $45 million, would bear interest at the prime rate plus 6%, with 50% of the interest due monthly and the remainder deferred until the credit facility matures.

     Loews Corporation and CNAF have entered into a participation agreement, pursuant to which Loews has agreed to purchase a one-third participation share in the new credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and fees under the facility on a proportional basis with CNAF.

     In March 2003, CNAF also purchased approximately $28 million principal amount of the contractor's outstanding bank debt for $16.4 million. Under the new credit facility, CNAF agreed to sell the bank debt to the contractor for $16.4 million, with $11.4 million of the purchase price being funded under the new credit facility and $5 million from amounts loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that expire between May and August of 2003. Any CNAF reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility.

     The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, reduce CNA Surety's exposure to loss. If the contractor does not perform its contractual obligations underlying all of the Company's surety bonds, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, could be up to $200 million. However, the related party reinsurance treaties discussed below should limit the Company's per principal exposure to approximately $60 million. While CNA Surety believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its restructuring plan could have a material adverse effect on CNA Surety's future results of operations, cash flows and capital resources.

     In connection with the changes in the Company's 2002 reinsurance program, CNA Surety purchased extended discovery coverage, available under the excess of loss reinsurance coverage in place in 2001, at a cost of approximately $8.5 million. This covers losses on surety bonds written prior to January 1, 2002 and discovered in the two years after January 1, 2002. The limit of this extended discovery coverage is the unused

                    CNA SURETY CORPORATION AND SUBSIDIARIES
portion of the annual aggregate limit of $115 million under the 2001 excess of loss treaty. This limit has two layers comprised of a $65 million aggregate limit for per principal losses between $5 million and $25 million and $50 million aggregate for per principal losses between $25 million and $60 million. Based upon the Company's settlement of its exposure to Enron and its current claim estimates of other discovered losses, the Company estimates that as of December 31, 2002 the first layer of the annual aggregate has been exhausted and approximately $30 million of limit remains under the second layer to cover adverse development on losses discovered prior to December 31, 2001 as well as newly discovered losses in the extended discovery period. It is possible that these remaining annual aggregate limits could be insufficient to fully cover all adverse development that could occur on losses discovered prior to December 31, 2001 or any newly discovered losses under the extended discovery provisions. The unfavorable resolution of these uncertainties could have a material adverse impact on the Company's future results of operations and cash flows.

2003 Third Party Reinsurance Compared to 2002 Third Party Reinsurance

     Effective January 1, 2003, CNA Surety entered into a new excess of loss treaty ("2003 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal on new bonds to $15 million with a 5% co-participation in the $45 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaces the $40 million excess of $20 million per principal coverage. The material differences between the new excess of loss reinsurance program and the Company's 2002 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $100 million in 2002 to $110 million in 2003. The minimum annual premium for the 2003 Excess of Loss Treaty is $38.0 million compared to $30.0 million of reinsurance premiums paid in 2002. The 2003 Excess of Loss Treaty provides the Company with coverage on a per principal basis of 95% of $45 million excess of $15 million retained by the Company. The contract also includes similar special acceptance provisions for larger contract accounts contained in the 2002 Excess of Loss Treaty. In addition to the one large contract principal and the two commercial principals excluded (based upon class of business in 2002), the Company's reinsurers have initially excluded three other contract principals from the 2003 Excess of Loss Treaty. The three additional contract principals are in the process of completing asset sales and other reorganization efforts that management believes will result in the reinsurers' acceptance of the accounts in the treaty.

Related Party Reinsurance

     Intercompany reinsurance agreements together with the Services and Indemnity Agreement that are described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. All these agreements originally were entered into on September 30, 1997 (the "Merger Date"): (i) the Surety Quota Share Treaty (the "Quota Share Treaty"); (ii) the Aggregate Stop Loss Reinsurance Contract (the "Stop Loss Contract"); and (iii) the Surety Excess of Loss Reinsurance Contract (the "Excess of Loss Contract"). All of these contracts have expired. Some have been renewed on different terms as described below.

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement had an original term of five years that expired on September 30, 2002 and was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003; and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2002.

     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. CCC and CIC transfer the related liabilities of such

                    CNA SURETY CORPORATION AND SUBSIDIARIES
business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 28% of net written premiums written on such business.

     CCC and CIC paid Western Surety, net of commissions and reinsured loss payments, $94.4 million, $77.2 million and $88.6 million for the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002 and 2001, CNA Surety had an insurance receivable balance from CCC and CIC of $49.5 million and $87.9 million, respectively. The December 31, 2002 balance is comprised of $34.1 million of direct premium receivables from CCC and CIC with respect to the surety business ceded to Western Surety and $15.4 million of reinsurance recoverables under the Stop Loss Contract and the Excess of Loss Contracts written by CCC. CNA Surety had reinsurance payables to CCC and CIC of $24.3 million and $6.2 million as of December 31, 2002 and 2001, respectively, primarily related to reinsured losses.

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expenses transferred to Western Surety by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as reestimated as of the end of such calendar quarter. There was not any adverse reserve development for the period from September 30, 1997 (date of inception) through December 31, 2002.

     The Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003; and is annually renewable thereafter. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums and contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs for the year ended December 31, 2002.

     The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2002, the Company billed and received approximately $25 million from CCC under the Stop Loss Contract. This amount exceeds the Company's paid loss recoverable under this agreement by $20.3 million, which is reflected as reinsurance payable to CCC at December 31, 2002.

     The Excess of Loss Contracts provided the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provides $75 million of coverage for losses in excess of the $60 million per principal. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provides additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries paid to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The two Excess of Loss Contracts collectively provided coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. Both Excess of Loss Contracts commenced following the

                    CNA SURETY CORPORATION AND SUBSIDIARIES

Merger Date and continued until September 30, 2002. The discovery period for losses covered by the Excess of Loss Contracts extends until September 30, 2005.

     Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts -- a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company's goal is to generally limit support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company will pay CCC annual reinsurance premiums of $12.5 million in year one and $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year under certain circumstances. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $4.0 million. This contract was effective October 1, 2002 and expires on December 31, 2003.

     CCC also provided reinsurance coverage (the "10% Quota Share Agreement") to the Company for 10% of any losses between $20 million and $60 million with respect to single large surety bonds written effective January 1, 2002 through December 31, 2002. CCC received 10% of the written premium in exchange for the coverage provided.

8. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                      YEARS ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  2002          2001          2000
                                                                  ----          ----          ----
Reserves at beginning of period:
Gross.....................................................      $315,811      $204,457      $157,933
Ceded reinsurance.........................................       166,318        70,159        20,464
                                                                --------      --------      --------
  Net reserves at beginning of period.....................       149,493       134,298       137,469
                                                                --------      --------      --------
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period..........        88,018        76,024        62,776
  Increase (decrease) in provision for insured events of
     prior periods........................................         6,180         4,812        (7,093)
                                                                --------      --------      --------
     Total net incurred...................................        94,198        80,836        55,683
                                                                --------      --------      --------
Net payments attributable to:
  Current period events...................................        12,727        20,878        23,029
  Prior period events.....................................        64,832        44,763        35,825
                                                                --------      --------      --------
     Total net payments...................................        77,559        65,641        58,854
                                                                --------      --------      --------
Net reserves at end of period.............................       166,132       149,493       134,298
Ceded reinsurance at end of period........................       137,301       166,318        70,159
                                                                --------      --------      --------
     Gross reserves at end of period......................      $303,433      $315,811      $204,457
                                                                ========      ========      ========

     The Company recorded net unfavorable loss reserve development which resulted in increases in the estimated liability of $6.2 million and $4.8 million for the years ended December 31, 2002 and 2001, respectively, and net favorable loss reserve development which resulted in reductions in the estimated liability

                    CNA SURETY CORPORATION AND SUBSIDIARIES
of $7.1 million for the year ended December 31, 2000. Adverse claim trends in more recent accident years, particularly increased claim severity on large commercial accounts, have resulted in increased gross and net incurred loss and loss adjustment expenses for the two years ended December 31, 2002.

     Incurred loss and loss adjustment expenses for the year ended December 31, 2002 include $17 million on a gross basis and $12 million on a net basis (after reinsurance) related to the September 2002 bankruptcy of a large national trucking concern. Incurred loss and loss adjustment expenses for the year ended December 31, 2001 reflect $78 million on a gross basis and approximately $7.8 million on a net basis (after reinsurance) for the Company's exposure to Enron Corporation.

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. A number of those reinsurers have requested a variety of documents and reserved their rights before making a decision concerning coverage of the settlement under the reinsurance treaties. Management believes that the reinsurers have no valid defense under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has provided no valuation allowance with respect to these reinsurance recoverables as of December 31, 2002.

9. COMMITMENTS AND CONTINGENCIES

     At December 31, 2002 the future minimum commitment under operating leases was as follows: 2003 -- $2.2 million; 2004 -- $1.9 million; 2005 -- $1.7 million, 2006 -- $1.5 million and 2007 and thereafter -- $5.8 million. Total rental expense for the years ended December 31, 2002, 2001 and 2000 was $4.0 million, $4.4 million and $3.5 million, respectively.

     The Company is party to various lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial position or its results of operations.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

10. INCOME TAXES

     The components of deferred income taxes as of December 31, 2002 and 2001 were as follows (dollars in thousands):

                                                                   2002         2001
                                                                   ----         ----
Deferred tax assets related to:
  Unearned premium reserve..................................      $13,621      $13,177
  Loss and loss adjustment expense reserve..................        3,675        3,096
  Accrued expenses..........................................        1,320        1,382
  Capital loss carryforward.................................        1,952           --
  Other.....................................................        1,376        3,340
                                                                  -------      -------
     Total deferred tax assets..............................       21,944       20,995
                                                                  -------      -------
Deferred tax liabilities related to:
  Deferred policy acquisition costs.........................       33,735       31,426
  Intangible assets.........................................        5,650        5,650
  Unrealized gains on securities............................       10,695          150
  Other.....................................................        2,591        3,738
                                                                  -------      -------
     Total deferred tax liabilities.........................       52,671       40,964
                                                                  -------      -------
Net deferred tax liability..................................      $30,727      $19,969
                                                                  =======      =======

     CNA Surety and its subsidiaries file a consolidated federal income tax return.

     The income tax provisions consisted of the following (dollars in thousands):

                                                                      YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                   2002         2001         2000
                                                                   ----         ----         ----
Federal current.............................................      $11,444      $19,053      $23,753
Federal deferred............................................          171          181        3,078
State.......................................................          254          594          949
                                                                  -------      -------      -------
Total income tax expense....................................      $11,869      $19,828      $27,780
                                                                  =======      =======      =======

     A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                                  ------------------------
                                                                  2002      2001      2000
                                                                  ----      ----      ----
Federal statutory rate......................................      35.0%     35.0%     35.0%
Tax exempt income deduction.................................      (9.4)     (5.0)     (4.0)
Non-deductible expenses.....................................       0.5       3.4       2.4
State income tax, net of federal income tax benefit.........       0.4       0.7       0.8
Other.......................................................       2.8       0.9      (0.1)
                                                                  ----      ----      ----
Total income tax expense....................................      29.3%     35.0%     34.1%
                                                                  ====      ====      ====

11. EMPLOYEE BENEFITS

     CNA Surety sponsors a tax deferred savings plan ("401(k) plan") covering substantially all of its employees. Prior to December 31, 1999, the Company matched 70% of the participating employee's contribution up to 6% of eligible compensation (4.2% maximum matching). Effective January 1, 2000, the Company match was increased to 100% of the participating employees contribution up to 3% of eligible

                    CNA SURETY CORPORATION AND SUBSIDIARIES
compensation and 50% of the participating employees contribution between 3% and 6% of eligible compensation (4.5% maximum matching). In addition, the Company may also make an annual discretionary profit sharing contribution to the 401(k) plan, subject to the approval of the Company's Board of Directors. The profit sharing contribution may be restricted by plan and regulatory limitations. The Company contribution, including profit sharing, to the 401(k) plan was $2.9 million, $2.8 million and $3.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     CNA Surety established the CNA Surety Corporation Deferred Compensation Plan (the "Plan"), effective April 1, 2000. The Company established and maintains the Plan as an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees. The purpose of the Plan is to permit designated employees of the Company and participating affiliates to accumulate additional retirement income through a nonqualified deferred compensation plan that enables them to defer compensation to which they will become entitled in the future. The Company holds equity securities with a fair value of $0.8 million as of December 31, 2002 in respect of this deferred compensation plan.

     Western Surety sponsors two post-retirement benefit plans covering certain employees. One plan provides medical benefits, and the other plan provides sick leave termination payments. The post-retirement health care plan is contributory and the sick leave plan is non-contributory.

     The following table sets forth the plans combined accumulated postretirement benefit obligation at the beginning and end of the last two fiscal years (dollars in thousands):

                                                                   2002        2001
                                                                   ----        ----
Reconciliation of benefit obligation
  Benefit obligation at beginning of the year...............      $6,412      $6,152
  Service cost..............................................         137         196
  Interest cost.............................................         302         372
  Plan amendment............................................          --        (480)
  Curtailment...............................................        (187)         --
  Actuarial (gain)/loss.....................................      (1,082)        346
  Benefits and expenses paid................................        (184)       (174)
                                                                  ------      ------
  Benefit obligation at end of year.........................      $5,398      $6,412
                                                                  ======      ======

     The following table sets forth the plans combined funded status reconciled with the amount shown in the Company's statement of financial position at December 31, 2002 and December 31, 2001 (dollars in thousands).

                                                                   2002         2001
                                                                   ----         ----
Reconciliation of funded status
  Funded status.............................................      $(5,398)     $(6,412)
  Unrecognized prior service cost...........................       (1,060)        (714)
  Unrecognized net loss.....................................          199          938
                                                                  -------      -------
  Accrued benefit cost......................................      $(6,259)     $(6,188)
                                                                  =======      =======

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The plans combined net periodic post-retirement benefit cost for the last three fiscal years included the following components (dollars in thousands):

                                                                  2002       2001      2000
                                                                  ----       ----      ----
Net periodic benefit cost
  Service cost at end of year...............................      $ 137      $196      $215
  Interest cost.............................................        302       372       368
  Expected return on assets.................................         --        --        --
  Prior service cost........................................       (131)      (72)      (30)
  Curtailment...............................................        (44)       --        --
  Recognized net actuarial loss/(gain)......................        (10)       24        12
                                                                  -----      ----      ----
  Net periodic benefit cost.................................      $ 254      $520      $565
                                                                  =====      ====      ====

                                                                  2002      2001      2000
                                                                  ----      ----      ----
Key Assumptions
  Discount rate.............................................       6.5%      6.5%      6.5%
  Initial health care cost trend, pre-Medicare..............       7.0%      7.0%      8.0%
  Initial health care cost trend, post-Medicare.............       9.0%      9.0%     10.0%
  Ultimate health care cost trend...........................       5.0%      5.0%      5.0%
  Year in which ultimate trend is reached...................      2006      2005      2005

12. STOCKHOLDERS' EQUITY

     The Company has reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, non-qualified stock options and stock appreciation rights ("SARs") to be granted under the CNA Surety 1997 Long-Term Equity Compensation Plan ("CNA Surety Plan"). The Company has also reserved shares of its common stock for issuance to Capsure option holders under the CNA Surety Corporation Replacement Stock Option Plan ("Replacement Plan"). The CNA Surety Plan and Replacement Plan are collectively referred to as the "Plan". The aggregate number of shares initially available for which options may be granted under the Plan is 3,000,000.

     Options issued under the Replacement Plan have the same exercise price, rights, benefits, terms and conditions as the Capsure options replaced. The number of unexercised and outstanding Capsure options issued to the holders under the Replacement Plan on September 30, 1997 was 335,235. The exercise prices of the replacement options ranged between $0.05 and $8.00 per share on September 30, 1997.

     The Compensation Committee (the "Committee") of the Board of Directors, consisting of independent members of the Board of Directors, administers the Plan. The Committee determines the option prices. Prices may not be less than the fair market value of the Company's common stock on the date of grant for incentive stock options and may not be less than the par value of the Company's common stock for non-qualified stock options.

     The Plan provides for the granting of incentive stock options as defined under Section 382 of the Internal Revenue Code of 1986, as amended. All non-qualified stock options and incentive stock options granted under

                    CNA SURETY CORPORATION AND SUBSIDIARIES
the Plan expire ten years after the date of grant and in the case of the Replacement Plan the options expire ten years from the original Capsure grant date.

     The following table summarizes stock option activity for the three years ending December 31, 2002.

                                                                                         WEIGHTED
                                                                                      AVERAGE OPTION
                                                                  SHARES SUBJECT        PRICE PER
                                                                    TO OPTION             SHARE
                                                                  --------------      --------------
Balance at December 31, 1999................................        1,221,529             $12.50
                                                                    =========
  Options granted...........................................          323,200             $11.50
  Options cancelled.........................................          (68,342)            $13.24
  Options exercised.........................................          (22,897)            $ 4.51
                                                                    ---------
Balance at December 31, 2000................................        1,453,490             $12.37
                                                                    =========
  Options granted...........................................          407,886             $14.42
  Options cancelled.........................................         (120,250)            $12.32
  Options exercised.........................................          (77,839)            $ 5.93
                                                                    ---------
Balance at December 31, 2001................................        1,663,287             $13.18
  Options granted...........................................          325,800             $ 9.35
  Options cancelled.........................................         (172,419)            $13.03
  Options exercised.........................................         (146,725)            $ 9.63
                                                                    ---------
Balance at December 31, 2002................................        1,669,943             $12.76

     As of December 31, 2002, the number of shares available for granting of options under the Plan were 882,128.

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                             OPTIONS OUTSTANDING
                           -------------------------------------------------------             OPTIONS EXERCISABLE
                                            WEIGHTED AVERAGE                            ---------------------------------
RANGE OF                     NUMBER            REMAINING          WEIGHTED AVERAGE        NUMBER         WEIGHTED AVERAGE
EXERCISE PRICES            OUTSTANDING      CONTRACTUAL LIFE       EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
---------------            -----------      ----------------      ----------------      -----------      ----------------
$2.25 to $3.50.......           9,268          1.6 years               $ 2.96               9,268             $ 2.96
$9.35 to $15.875.....       1,660,675          7.4 years               $12.81             908,285             $13.81

     The weighted average fair market value (at grant date) per option granted was $3.69, $3.72 and $4.33 respectively, for options granted during 2002, 2001 and 2000. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2002: risk free interest rate of 1.1%; dividend yield of 0.0%; expected option life of six years; and volatility of 39.8%. Similar assumptions for the years ended December 31, 2001 and 2000 were: risk free interest rate of 1.50% and 5.50%; dividend yield of 4.0% and 3.0%; expected option life of 6 years; and volatility of 38.7% and 42.3%, respectively.

     The Company adopted the financial disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" with respect to its stock-based incentive plans. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its plans as allowed for under the provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. Had compensation cost for these plans been determined on the fair value at the grant date for options granted, the Company's pro forma net income for the years ended December 31, 2002, 2001 and 2000 would have been $28.7 million, $36.4 million and $53.0 million, respectively. Diluted net income per share would have been $0.67, $0.85 and $1.24 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     Effective January 1, 1998, the Company established the CNA Surety Corporation Non-Employee Directors Deferred Compensation Plan. Under this plan, each director who is not a full-time employee of the Company or any of its affiliates may defer all or a portion of the annual retainer fee that would otherwise be paid to such director. The deferral amount, which must be in multiples of 10% of the retainer fee, will be credited to a deferred compensation account and will be deemed invested in Common Stock Units equal to the deferred fees divided by the fair market value of CNA Surety common stock as of each quarterly meeting date. Each director will be fully vested in his or her deferred compensation amount. Aggregate common stock units outstanding as of December 31, 2002 were 23,089. Common Stock Units are convertible into CNA Surety common stock at the election of the director.

13. SEGMENT INFORMATION

     The Company is a leading provider of surety and fidelity bonds in the United States. According to A.M. Best, the surety and fidelity segment of the domestic property and casualty insurance industry aggregates approximately $4.4 billion in direct written premiums, comprised of approximately $3.5 billion in surety premiums and $0.9 billion in fidelity premiums.

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

     Contract surety bonds secure a contractor's performance and/or payment obligation generally with respect to a construction project. Contract surety bonds are generally required by federal, state and local governments for public works projects. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation. Fidelity bonds cover losses arising from employee dishonesty.

     Although all of its products are sold through the same independent insurance agent and broker distribution network, the Company's underwriting is organized by the two broad types of surety products -- contract surety and commercial surety, which also includes fidelity bonds and other insurance products for these purposes. These two operating segments have been aggregated into one reportable business segment for financial reporting purposes because of their similar economic and operating characteristics.

     The following tables set forth gross and net written premiums, dollars in thousands, by product and between domestic and international risks and the respective percentage of the total for the past three years.

     Gross Written Premium

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                              2002                     2001                     2000
                                              ----                     ----                     ----
Contract...........................    $197,875       55.0%     $180,588       54.2%     $161,539       51.0%
Commercial.........................     134,039       37.2       125,026       37.5       128,556       40.6
Fidelity and other.................      27,978        7.8        27,389        8.3        26,572        8.4
                                       --------      -----      --------      -----      --------      -----
  Total............................    $359,892      100.0      $333,003      100.0      $316,667      100.0
                                       ========      =====      ========      =====      ========      =====
Domestic...........................    $348,010       96.7%     $322,106       96.7%     $300,079       94.8%
International......................      11,882        3.3        10,897        3.3        16,588        5.2
                                       --------      -----      --------      -----      --------      -----
  Total............................    $359,892      100.0      $333,003      100.0      $316,667      100.0
                                       ========      =====      ========      =====      ========      =====

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     Net Written Premium

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                              2002                     2001                     2000
                                              ----                     ----                     ----
Contract...........................    $171,539       56.3%     $165,603       52.4%     $150,504       49.4%
Commercial.........................     106,196       34.9       122,812       38.9       126,923       41.7
Fidelity and other.................      26,731        8.8        27,389        8.7        27,041        8.9
                                       --------      -----      --------      -----      --------      -----
  Total............................    $304,466      100.0      $315,804      100.0      $304,468      100.0
                                       ========      =====      ========      =====      ========      =====
Domestic...........................    $295,197       97.0%     $305,483       96.7%     $289,049       94.9%
International......................       9,269        3.0        10,321        3.3        15,419        5.1
                                       --------      -----      --------      -----      --------      -----
  Total............................    $304,466      100.0      $315,804      100.0      $304,468      100.0
                                       ========      =====      ========      =====      ========      =====

     Approximately $72.4 million, or 20.1%, of gross written premiums were generated from national insurance brokers in 2002 with the single largest national broker production comprising $28.3 million, or 7.9%, of gross written premiums.

14. STATUTORY FINANCIAL DATA

     CNA Surety's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by applicable insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as guidance provided in a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. The Company's insurance subsidiaries follow two permitted accounting practices which did not have a material effect on reported statutory surplus or income. The Company was given permission to report activity in the Small Business Administration's Surety Bond Guarantee program as a reinsurance program and to report all salvage and subrogation recoveries as recoveries of loss rather than allocating recoveries between loss and loss adjustment expenses. Historically, the principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles are that statutory financial statements do not reflect deferred policy acquisition costs and deferred income taxes and fixed income securities are generally carried at amortized cost in statutory financial statements.

     In March of 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). Codification, which intended to standardize regulatory accounting and reporting to state insurance departments, became effective on January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which CNA Surety's insurance subsidiaries conduct business required adoption of Codification for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification increased the Company's statutory capital and surplus as of January 1, 2001 by approximately $27.0 million primarily due to recording of deferred tax assets and the recognition of anticipated salvage and subrogation.

     The following table reconciles consolidated stockholders' equity at December 31, 2002 and 2001 as reported herein in conformity with GAAP with total statutory capital and surplus of CNA Surety's insurance

                    CNA SURETY CORPORATION AND SUBSIDIARIES
subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities (dollars in thousands):

                                                                    2002           2001
                                                                    ----           ----
Balance per GAAP............................................      $ 419,139      $ 388,428
Parent company and undistributed net income of certain
  subsidiaries..............................................         54,179         65,341
Intangible assets...........................................       (143,785)      (143,785)
Net unrealized gain/loss on fixed income securities.........        (30,734)        (7,739)
Deferred policy acquisition costs...........................        (96,386)       (89,788)
Deferred income taxes, net..................................         43,869         30,957
Non-admitted assets and statutory reserves..................        (14,861)       (12,465)
Other assets and liabilities................................            (50)        (3,492)
                                                                  ---------      ---------
Balance per statutory accounting practices..................        231,371        227,457
                                                                  =========      =========

     The NAIC has promulgated Risk Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by a company or regulators. As of December 31, 2002, each of CNA Surety's insurance subsidiaries had a Ratio that was in compliance with the minimum RBC requirements.

     CNA Surety's insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of each insurance subsidiary in excess of a statutorily prescribed minimum is available for payment of dividends to the parent company. However, such distributions as dividends may be subject to prior regulatory approval. Without prior regulatory approval in 2002, CNA Surety's insurance subsidiaries may pay dividends of $32.1 million in the aggregate. Combined statutory surplus for the insurance subsidiaries at December 31, 2002 was $231.4 million.

15. RELATED PARTY TRANSACTIONS

     The Company has the following related party transactions not previously described in Note 7. Reinsurance.

     Effective January 1, 2001, CNA Surety renewed an Administrative Services Agreement with CCC. The agreement allows the Company to purchase and/or have access to certain services provided by CNAF. The Company will also pay CNAF a management fee for its proportionate share of administrative and overhead costs incurred in supporting the services provided pursuant to this agreement. The management fee for the year 2003 is $1.7 million which shall be paid by CNA Surety to CNAF in equal monthly installments by the last day of each month. The management fee shall be increased as of January 1, the "adjustment date", of each year this Administrative Services Agreement is in force by the greater of 5% or the amount of the increase in the Consumer Price Index for All Urban Consumers for the Chicago, Illinois area as reported by the Bureau of Labor Statistics for the 12 month period immediately preceding the adjustment date. This agreement shall be effective so long as CNAF or their affiliates or shareholders shall continue to own a

                    CNA SURETY CORPORATION AND SUBSIDIARIES
majority interest in CNA Surety. This agreement may be terminated by either party upon the provision of 30 days prior notice of such termination to the other party.

     The Company was charged $5.2 million, $5.7 million, and $5.9 million for the years ended December 31, 2002, 2001 and 2000, respectively, for rents and services provided under a previous Administrative Services Agreement. In addition, the Company was charged $1.0 million, $2.1 million and $1.9 million for direct costs incurred by CCC on the Company's behalf during 2002, 2001 and 2000, respectively. The Company owed $0.5 million which was reflected in other liabilities in the Company's Consolidated Balance Sheet at December 31, 2002.

     Western Surety has entered into two series of business transactions with entities in which either or both CCC or affiliates of CCC have an interest. The first series involves five separate real estate residual value insurance policies issued by R.V.I. America Insurance Company ("RVI America") reinsured by Western Surety through the Quota Share Treaty. RVI America is a wholly owned subsidiary of R.V.I. America Corporation which is a wholly owned subsidiary of R.V.I. Guaranty Company Ltd. of Bermuda ("RVI Bermuda"). RVI Bermuda is an unconsolidated affiliate of CCC. The transactions involve policies with limits totaling approximately $11.5 million. CCC is reinsuring the full extent of RVI America's exposure on the policies. Pursuant to the Quota Share Treaty, Western Surety is, in turn, reinsuring all of CCC's exposures on the policies. Western Surety is reinsuring all of its exposure on the policies with RVI Bermuda, a non-admitted reinsurer. The policy limits range from approximately $1.7 million to $3.0 million, with an average policy limit of approximately $2.3 million and total limits of all policies of $11.5 million. Net premium amounts to be retained in 2000 relative to these reinsurance transactions total $519,278 as follows: RVI America, $51,928; CCC, $130,858; Western Surety, $67,298; and RVI Bermuda, $269,194.

     The second series of transactions is that Western Surety is participating in various transactions involving the issuance of bonds for certain subsidiaries of CNA UniSource of America, Inc. (collectively referred to as "CNA UniSource"). CNAF owns 100% of CNA UniSource. Western Surety, with the approval of the Board of Directors and the Audit Committee, wrote insurance program bonds guaranteeing CNA UniSource payment obligations under the April 1, 2000, Paid Loss Retro and WC Deductible Finance Agreement with CCC insurance affiliates, American Casualty Company of Reading, PA and Transportation Insurance Company. These CCC affiliates provided certain general liability and worker's compensation insurance to CNA UniSource. Effective December 31, 2002, the Paid Loss Retro and WC Deductible Finance Agreement between CNA UniSource and CCC was settled for approximately $31.0 million cash. CNA UniSource is waiting for a written release before the bond is canceled. In addition, CCC has issued eight professional license, mortgage broker, employer leasing, nonresident license and financial guarantee bonds for CNA UniSource to various state government obligees. Western Surety reinsures these bonds through the Quota Share Treaty. The combined penal amount of the bonds at December 31, 2002 was approximately $15 million. Effective December 31, 2002, CNA UniSource is no longer operating and management expects the bonds to be cancelled in 2003. CNAF has entered into an agreement with Western Surety indemnifying Western Surety from any loss arising from the issuance of bonds for CNA UniSource.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the results of operations of CNA Surety for the years ended December 31, 2002, 2001 and 2000. (Dollars in thousands, except per share amounts.)

                                                         FIRST       SECOND        THIRD       FOURTH
                                                        QUARTER      QUARTER      QUARTER      QUARTER
                                                        -------      -------      -------      -------
2002
Revenues..............................................  $74,049      $84,464      $85,529      $72,257
                                                        =======      =======      =======      =======
Income before income taxes............................  $15,392      $18,819      $ 3,715      $ 2,640
Income taxes..........................................    4,835        5,917        1,098           19
                                                        -------      -------      -------      -------
Net income............................................  $10,557      $12,902      $ 2,617      $ 2,621
                                                        =======      =======      =======      =======
Basic and diluted earnings per common share...........  $  0.25      $  0.30      $  0.06      $  0.06
                                                        =======      =======      =======      =======
2001
Revenues..............................................  $84,455      $86,522      $89,386      $90,108
                                                        =======      =======      =======      =======
Income before income taxes............................  $18,420      $19,044      $18,242      $ 1,030
Income taxes..........................................    6,476        6,701        6,228          423
                                                        -------      -------      -------      -------
Net income............................................  $11,944      $12,343      $12,014      $   607
                                                        =======      =======      =======      =======
Basic and diluted earnings per common share...........  $  0.28      $  0.29      $  0.28      $ 0. 01
                                                        =======      =======      =======      =======
2000
Revenues..............................................  $82,884      $83,055      $80,930      $85,404
                                                        =======      =======      =======      =======
Income before income taxes............................  $21,358      $21,590      $19,588      $18,846
Income taxes..........................................    7,245        7,483        6,250        6,802
                                                        -------      -------      -------      -------
Net income............................................  $14,113      $14,107      $13,338      $12,044
                                                        =======      =======      =======      =======
Basic and diluted earnings per common share...........  $  0.33      $  0.33      $  0.31      $  0.28
                                                        =======      =======      =======      =======

                                                              PAGE
                                                              ----
FINANCIAL STATEMENT SCHEDULES:
Schedule I -- Summary of Investments........................   71
Schedule II -- Condensed Financial Information of
  Registrant................................................   72
Schedule III -- Supplementary Insurance Information.........   76
Schedule IV -- Reinsurance..................................   77
Schedule V -- Valuation and Qualifying Accounts.............   78
Schedule VI -- Supplemental Information Concerning
  Property -- Casualty Insurance Operations.................   79

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                          EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 13, 2003, not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                PAGE
                                                                ----
     (a)(1) Financial Statements:
             A separate index to the Consolidated Financial
             Statements is presented in Part II, Item 8.....    68
     (a)(2) Financial Statement Schedules:
             Independent Auditors' Report...................    39
             Schedule I -- Summary of Investments...........    71
             Schedule II -- Condensed Financial Information
             of Registrant..................................    72
             Schedule III -- Supplementary Insurance
             Information....................................    76
             Schedule IV -- Reinsurance.....................    77
             Schedule V -- Valuation and Qualifying
             Accounts.......................................    78
             Schedule VI -- Supplemental Information
             Concerning Property -- Casualty
             Insurance Operations...........................    79

     (a)(3) Exhibits........................................    80

     (b) Reports on Form 8-K:

        November 4, 2002:  CNA Surety announces third quarter results.

        November 14, 2002: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and the Chief Financial Officer issued on November 14, 2002.

        November 22, 2002: CNA Surety announces affirmation of financial strength rating and suspension of quarterly dividend.

        December 3, 2002:  CNA Surety announces debt repayment.

                                                                      SCHEDULE I

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                  AS OF DECEMBER 31, 2002
                                                              --------------------------------
                                                               COST OR    ESTIMATED
                                                              AMORTIZED     FAIR      CARRYING
                                                                COST        VALUE      VALUE
                                                              ---------   ---------   --------
                                                                   (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...  $ 66,673    $ 69,240    $ 69,240
  States, municipalities and political subdivisions.........   347,918     367,934     367,934
  All other corporate bonds.................................   124,773     133,364     133,364
                                                              --------    --------    --------
       Total fixed income securities........................   539,364    $570,538     570,538
                                                              --------    ========    --------
Equity securities...........................................       852    $    761         761
Short-term investments......................................    50,669                  50,669
Other investments...........................................     1,783                   1,257
                                                              --------                --------
       Total investments....................................  $592,668                $623,225
                                                              ========                ========

                                                                  AS OF DECEMBER 31, 2001
                                                              --------------------------------
                                                               COST OR    ESTIMATED
                                                              AMORTIZED     FAIR      CARRYING
                                                                COST        VALUE      VALUE
                                                              ---------   ---------   --------
                                                                   (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...  $114,866    $117,069    $117,069
  States, municipalities and political subdivisions.........   217,757     220,799     220,799
  All other corporate bonds.................................   131,479     133,973     133,973
                                                              --------    --------    --------
       Total fixed income securities........................   464,102    $471,841     471,841
                                                              --------    ========    --------
Equity securities...........................................    42,614    $ 35,754      35,754
Short-term investments......................................    53,600                  53,600
Other investments...........................................     5,754                   5,303
                                                              --------                --------
       Total investments....................................  $566,070                $566,498
                                                              ========                ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  2002         2001
                                                                  ----         ----
                                                                (AMOUNTS IN THOUSANDS)
                           ASSETS
Investments in and advances to subsidiaries.................    $479,216     $449,457
Fixed income securities.....................................       5,682        5,261
Equity investments..........................................         761           --
Short-term investments (restricted: $601 and $1,345)........       8,761       14,661
Cash (restricted: $4,226 and $12,436).......................       4,228       12,438
Other assets................................................          --          154
                                                                --------     --------
     Total assets...........................................    $498,648     $481,971
                                                                ========     ========
                        LIABILITIES
Debt........................................................    $ 60,000     $ 75,000
Other liabilities...........................................      19,509       18,543
                                                                --------     --------
     Total liabilities......................................      79,509       93,543
                                                                --------     --------
                    STOCKHOLDERS' EQUITY
Common stock................................................         444          442
Additional paid-in capital..................................     255,765      254,133
Retained earnings...........................................     158,515      149,128
Accumulated other comprehensive income......................      19,861          278
Treasury stock, at cost.....................................     (15,446)     (15,553)
                                                                --------     --------
     Total stockholders' equity.............................     419,139      388,428
                                                                --------     --------
          Total liabilities and stockholders' equity........    $498,648     $481,971
                                                                ========     ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                              STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2002       2001       2000
                                                                 ----       ----       ----
                                                                   (AMOUNTS IN THOUSANDS)
Revenues:
  Net investment income.....................................    $   713    $ 1,891    $ 2,046
  Net realized investment losses............................         (4)        --         --
                                                                -------    -------    -------
     Total revenues.........................................        709      1,891      2,046
                                                                -------    -------    -------
Expenses:
  Interest expense..........................................      1,656      3,855      6,869
  Corporate expense.........................................      3,706      5,243      3,489
                                                                -------    -------    -------
     Total expenses.........................................      5,362      9,098     10,358
                                                                -------    -------    -------
Loss from operations before income taxes and equity in net
  income of subsidiaries....................................     (4,653)    (7,207)    (8,312)
Income taxes................................................     (1,629)    (2,523)    (3,359)
                                                                -------    -------    -------
Net loss before equity in net income of
  subsidiaries -- Parent Company only.......................     (3,024)    (4,684)    (4,953)
Equity in net income of subsidiaries........................     31,721     41,592     58,555
                                                                -------    -------    -------
Net income..................................................    $28,697    $36,908    $53,602
                                                                =======    =======    =======

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  2002          2001          2000
                                                                  ----          ----          ----
                                                                       (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income..............................................      $ 28,697      $ 36,908      $ 53,602
     Cash dividends from subsidiaries.....................        31,162        56,900        56,450
     Tax payments received from subsidiaries..............         9,894        26,314        29,062
     Federal and state income tax payments................        (8,000)      (23,750)      (24,050)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Equity in net income of subsidiaries...............       (31,721)      (41,592)      (58,555)
       Change in other assets and liabilities.............          (759)         (736)       (3,367)
                                                                --------      --------      --------
Net cash provided by operating activities.................        29,273        54,044        53,142
                                                                --------      --------      --------
INVESTING ACTIVITIES:
  Net advances from (to) subsidiaries.....................        (9,713)        1,222         2,145
  Capital contributions to subsidiaries...................            --       (26,158)           --
  Net sales of fixed income securities....................            19          (210)       (5,051)
  Net purchases of equity securities......................          (853)           --            --
  Changes in short-term investments.......................         5,900        29,323       (32,366)
  Other...................................................           (62)          (54)          (24)
                                                                --------      --------      --------
Net cash provided (used in) by investing activities.......        (4,709)        4,123       (35,296)
                                                                --------      --------      --------
FINANCING ACTIVITIES:
  Proceeds from debt......................................        71,000            --            --
  Principal payments on debt..............................       (86,000)      (25,000)           --
  Dividends to stockholders...............................       (19,310)      (23,088)      (13,713)
  Purchase of treasury stock..............................            --          (124)       (3,709)
  Issuance of treasury stock to employee stock purchase
     plan.................................................           122            --            --
  Employee stock option exercises.........................         1,414           518           104
                                                                --------      --------      --------
Net cash used in financing activities.....................       (32,774)      (47,694)      (17,318)
                                                                --------      --------      --------
Decrease (increase) in cash...............................        (8,210)       10,473           528
Cash at beginning of period...............................        12,438         1,965         1,437
                                                                --------      --------      --------
Cash at end of period.....................................      $  4,228      $ 12,438      $  1,965
                                                                ========      ========      ========

                                                                     SCHEDULE II

                    NOTES TO CONDENSED FINANCIAL INFORMATION

1. RESTRICTED CASH AND SHORT TERM INVESTMENTS

     As of December 31, 2002 and December 31, 2001, parent company short-term investments and cash included $4.8 million and $13.8 million, respectively, of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

                                                                    SCHEDULE III

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
              CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED
                        DECEMBER 31, 2002, 2001 AND 2000

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2002        2001        2000
                                                                  ----        ----        ----
                                                                     (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs...........................    $ 96,386    $ 89,788    $ 91,403
                                                                ========    ========    ========
Future policy benefits, losses, claims and loss expense
  reserves..................................................    $303,433    $315,811    $204,457
                                                                ========    ========    ========
Unearned premiums...........................................    $216,213    $200,379    $202,179
                                                                ========    ========    ========
Other policy claims and benefits payable....................    $     --    $     --    $     --
                                                                ========    ========    ========
Net premium revenue.........................................    $296,131    $320,910    $301,819
                                                                ========    ========    ========
Net investment income.......................................    $ 27,754    $ 29,515    $ 29,897
                                                                ========    ========    ========
Benefits, claims, losses and settlement expenses............    $ 94,198    $ 80,836    $ 55,683
                                                                ========    ========    ========
Amortization of deferred policy acquisition costs...........    $138,991    $147,500    $133,635
                                                                ========    ========    ========
Other operating expenses....................................    $ 40,836    $ 55,377    $ 48,020
                                                                ========    ========    ========
Net premiums written........................................    $304,466    $315,804    $304,468
                                                                ========    ========    ========

                                                                     SCHEDULE IV

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                  REINSURANCE
  CNA SURETY CORPORATION FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                 PERCENTAGE
                                                          CEDED TO      ASSUMED                  OF AMOUNT
                                               GROSS        OTHER      FROM OTHER      NET        ASSUMED
                                               AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
                                               ------     ---------    ----------     ------     ----------
                                                                 (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
Premiums written:
  Property and casualty insurance.........    $148,186     $55,426      $211,706     $304,466       69.5%
                                              --------     -------      --------     --------       ----
     Total premiums written...............    $148,186     $55,426      $211,706     $304,466       69.5%
                                              ========     =======      ========     ========       ====
Premiums earned:
  Property and casualty insurance.........    $137,957     $47,972      $206,146     $296,131       69.6%
                                              --------     -------      --------     --------       ----
     Total premiums earned................    $137,957     $47,972      $206,146     $296,131       69.6%
                                              ========     =======      ========     ========       ====
YEAR ENDED DECEMBER 31, 2001
Premiums written:
  Property and casualty insurance.........    $127,494     $17,199      $205,509     $315,804       65.1%
                                              --------     -------      --------     --------       ----
     Total premiums written...............    $127,494     $17,199      $205,509     $315,804       65.1%
                                              ========     =======      ========     ========       ====
Premiums earned:
  Property and casualty insurance.........    $120,687     $13,983      $214,206     $320,910       66.8%
                                              --------     -------      --------     --------       ----
     Total premiums earned................    $120,687     $13,983      $214,206     $320,910       66.8%
                                              ========     =======      ========     ========       ====
YEAR ENDED DECEMBER 31, 2000
Premiums written:
  Property and casualty insurance.........    $115,100     $12,199      $201,567     $304,468       66.2%
                                              --------     -------      --------     --------       ----
     Total premiums written...............    $115,100     $12,199      $201,567     $304,468       66.2%
                                              ========     =======      ========     ========       ====
Premiums earned:
  Property and casualty insurance.........    $109,472     $14,831      $207,178     $301,819       68.6%
                                              --------     -------      --------     --------       ----
     Total premiums earned................    $109,472     $14,831      $207,178     $301,819       68.6%
                                              ========     =======      ========     ========       ====

                                                                      SCHEDULE V

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND
                                      2000

                                                             ADDITIONS
                                                      -----------------------
                                        BALANCE AT    CHARGED TO   CHARGED TO                    BALANCE
                                       BEGINNING OF   COSTS AND      OTHER                      AT END OF
                                          PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS(1)    PERIOD
                                       ------------   ----------   ----------   -------------   ---------
                                                             (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
  Allowance for possible losses on
     premiums receivable.............     $2,614        $(363)       $  --         $  (886)      $1,365
                                          ======        =====        =====         =======       ======
  Allowance for possible losses on
     reinsurance receivable..........     $   --        $  --        $  --         $    --       $   --
                                          ======        =====        =====         =======       ======
YEAR ENDED DECEMBER 31, 2001
  Allowance for possible losses on
     premiums receivable.............     $2,650        $ 866        $  --         $  (902)      $2,614
                                          ======        =====        =====         =======       ======
  Allowance for possible losses on
     reinsurance receivable..........     $   --        $  --        $  --         $    --       $   --
                                          ======        =====        =====         =======       ======
YEAR ENDED DECEMBER 31, 2000
  Allowance for possible losses on
     premiums receivable.............     $2,826        $ 837        $  --         $(1,013)      $2,650
                                          ======        =====        =====         =======       ======
  Allowance for possible losses on
     reinsurance receivable..........     $   --        $  --        $  --         $    --       $   --
                                          ======        =====        =====         =======       ======

-------------------------
()(1) Accounts charged against allowance.

                                                                     SCHEDULE VI

                    CNA SURETY CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND
                                      2000

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                                ----       ----       ----
                                                                  (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs...........................  $ 96,386   $ 89,788   $ 91,403
                                                              ========   ========   ========
Reserves for unpaid claims and claim adjustment expenses....  $303,433   $315,811   $204,457
                                                              ========   ========   ========
Discount (if any) deducted..................................  $     --   $     --   $     --
                                                              ========   ========   ========
Unearned premiums...........................................  $216,213   $200,379   $202,179
                                                              ========   ========   ========
Net premium revenue.........................................  $296,131   $320,910   $301,819
                                                              ========   ========   ========
Net investment income.......................................  $ 27,754   $ 29,515   $ 29,897
                                                              ========   ========   ========
Net claims and claim expenses incurred related to:
     Current year...........................................  $ 88,018   $ 76,025   $ 62,776
                                                              ========   ========   ========
     Prior years............................................  $  6,180   $  4,812   $ (7,093)
                                                              ========   ========   ========
Amortization of deferred policy acquisition costs...........  $138,991   $147,500   $133,635
                                                              ========   ========   ========
Net paid claims and claim adjustment expenses...............  $ 77,559   $ 65,642   $ 58,854
                                                              ========   ========   ========
Net premiums written........................................  $304,466   $315,804   $304,468
                                                              ========   ========   ========

(A)(3) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2(1)     Reorganization Agreement dated as of December 19, 1996 among
           Capsure Holdings Corp., Continental Casualty Company, CNA
           Surety Corporation, Surety Acquisition Company and certain affiliates of Continental Casualty Company (filed on
           December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
           Form 8-K, and incorporated herein by reference).
  2(2)     First Amendment to the Reorganization Agreement dated as of
           July 14, 1997 among Capsure Holdings Corp., Continental
           Casualty Company, CNA Surety Corporation, Surety Acquisition
           Company and certain affiliates of Continental Casualty
           Company (filed on July 16, 1997 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference).
  3(1)     Certificate of Incorporation of CNA Surety Corporation dated
           December 10, 1996 (filed on August 15, 1997 as Exhibit 3(1)
           to CNA Surety Corporation's Registration Statement on Form
           S-4 (Registration No. 333-33753), and incorporated herein by reference).
  3(2)     Amendment to Certificate of Incorporation of CNA Surety
           Corporation dated May 27, 1997 (filed on August 15, 1997 as
           Exhibit 3(2) to CNA Surety Corporation's Registration
           Statement on Form S-4 (Registration No. 333-33753), and
           incorporated herein by reference).
  3(3)     Bylaws of CNA Surety Corporation (filed on August 15, 1997 as Exhibit 3(3) to CNA Surety Corporation's Registration
           Statement on Form S-4 (Registration No. 333-33753), and
           incorporated herein by reference).
  3(4)     Amendment to Bylaws of CNA Surety Corporation (filed on
           September 23, 1998 as Exhibit 4(3) to CNA Surety
           Corporation's Registration Statement on Form S-8
           (Registration No. 333-64135), and incorporated herein by
           reference).
  4(1)     Specimen certificate of CNA Surety Corporation (filed on
           August 15, 1997 as Exhibit 4(1) to CNA Surety Corporation's
           Registration Statement on Form S-4 (Registration No.
           333-33753), and incorporated herein by reference).
  9        Not applicable.
 10(1)     Form of The CNA Surety Corporation Replacement Stock Option
           Plan (filed on August 15, 1997 as Exhibit 10(12) to CNA
           Surety Corporation's Registration Statement on Form S-4
           (Registration No. 333-33753), and incorporated herein by
           reference).
 10(2)     Form of CNA Surety Corporation 1997 Long-Term Equity
           Compensation Plan (filed on August 15, 1997 as Exhibit
           10(13) to CNA Surety Corporation's Registration Statement on
           Form S-4 (Registration No. 333-33753), and incorporated
           herein by reference).
 10(3)     Form of Aggregate Stop Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on December 27, 1996 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference).
 10(4)     Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on December 27, 1996 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference).
 10(5)     Surety Second Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on July 9, 1998 as Exhibit 10(14) to CNA
           Surety Corporation's Registration Statement on Form S-1
           (Registration No. 333-56063), and incorporated herein by
           reference).
 10(6)     Form of 10% Quota Share Treaty by and between Western Surety
           Company and Continental Casualty Company (filed on November
           14, 2002 as Exhibit 10(1) to CNA Surety Corporation's Form
           10-Q, and incorporated herein by reference.)
 10(7)     Form of Surety Quota Share Treaty by and between Western
           Surety Company and Continental Casualty Company (filed on
           November 14, 2002 as Exhibit 10(2) to CNA Surety
           Corporation's Form 10-Q, and incorporated herein by
           reference.)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10(8)     Credit Agreement between CNA Surety Corporation and LaSalle
           Bank National Association Surety (filed on November 14, 2002 as Exhibit 10(3) to CNA Surety Corporation's Form 10-Q, and
           incorporated herein by reference.)
 10(9)     Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association Surety
 10(10)    Form of Services and Indemnity Agreement by and between
           Western Surety Company and Continental Casualty Company
           (filed on November 14, 2002 as Exhibit 10(5) to CNA Surety
           Corporation's Form 10-Q, and incorporated herein by
           reference.)
 10(11)    Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on November 14, 2002 as Exhibit 10(6) to CNA
           Surety Corporation's Form 10-Q and incorporated herein by
           reference)
 10(12)    Placement Slip for Surety Excess of Loss Reinsurance
           Contract by and between Western Surety Company, Universal
           Surety of America, Surety Bonding Company of America and
           Continental Casualty Company.
 10(13)    Employment Agreement dated as of January 1, 2002 by and
           between CNA Surety Corporation and Mark C. Vonnahme (filed on March 27, 2002 as Exhibit 10(7) to CNA Surety
           Corporation's Annual Report on Form 10-K, and incorporated herein by reference).
 10(14)    Employment Agreement dated as of January 1, 2002 by and
           between CNA Surety Corporation and John S. Heneghan (filed on March 27, 2002 as Exhibit 10(9) to CNA Surety
           Corporation's Annual Report on Form 10-K, and incorporated herein by reference).
 10(15)    Employment Agreement dated as of January 1, 2002 by and
           between CNA Surety Corporation and David F. Paul (filed on
           March 27, 2002 as Exhibit 10(10) to CNA Surety Corporation's
           Annual Report on Form 10-K, and incorporated herein by
           reference).
 10(16)    Form of CNA Surety Corporation Non-Employee Directors
           Deferred Compensation Plan (filed on July 9, 1998 as Exhibit
           10(15) to CNA Surety Corporation's Registration Statement on
           Form S-1 (Registration No. 333-56063), and incorporated
           herein by reference).
 10(17)    Form of CNA Surety Corporation Deferred Compensation Plan
           (filed on March 24, 2000 as Exhibit 10(18) to CNA Surety
           Corporation's Annual Report on Form 10-K, and incorporated herein by reference).
 10(18)    Form of CNA Surety Corporation 2000 Employee Stock Purchase
           Plan (filed on January 26, 2001 (incorporated by reference)
           to CNA Surety Corporation's Registration Statement on Form
           S-8 (Registration No. 333-54440), and incorporated herein by reference).
 10(19)    Deferred Bonus Agreement dated as of January 13, 2003 by and between CNA Surety Corporation and Michael Dougherty
 10(20)    Deferred Bonus Agreement dated as of December 19, 2002 by
           and between CNA Surety Corporation and Enid Tanenhaus
 11        Earnings Per Share Computation.
 12        Not Applicable.
 13        Not Applicable.
 16        Not Applicable.
 18        Not Applicable.
 21        Subsidiaries of the Registrant.
 22        Not Applicable.
 23        Consent of Deloitte & Touche LLP dated February 10, 2003.
 24        Not Applicable.

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

                                          CNA SURETY CORPORATION

                                                 /s/ MARK C. VONNAHME
                                          --------------------------------------
                                                     Mark C. Vonnahme
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

                                                 /s/ JOHN S. HENEGHAN
                                          --------------------------------------
                                                     John S. Heneghan
                                             Senior Vice President and Chief
                                                    Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)

Dated: March 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                     TITLE                             SIGNATURE
----                     -----                             ---------

March 14, 2003   Chairman of the Board                /s/ PETER W. WILSON
                     and Director        ---------------------------------------------
                                                        Peter W. Wilson

March 14, 2003         Director                       /s/ PHILIP H. BRITT
                                         ---------------------------------------------
                                                        Philip H. Britt

March 14, 2003         Director                      /s/ ROBERT V. DEUTSCH
                                         ---------------------------------------------
                                                       Robert V. Deutsch

March 14, 2003         Director                        /s/ EDWARD DUNLOP
                                         ---------------------------------------------
                                                         Edward Dunlop

March 14, 2003         Director                        /s/ ROY E. POSNER
                                         ---------------------------------------------
                                                         Roy E. Posner

March 14, 2003         Director                      /s/ ADRIAN M. TOCKLIN
                                         ---------------------------------------------
                                                       Adrian M. Tocklin

March 14, 2003         Director                      /s/ MARK C. VONNAHME
                                         ---------------------------------------------
                                                       Mark C. Vonnahme

                                 CERTIFICATIONS

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

I, Mark C. Vonnahme, certify that:

     1. I have reviewed this annual report on Form 10-K of CNA Surety
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ MARK C. VONNAHME
---------------------------------------------------------
Mark C. Vonnahme
President and Chief Executive Officer

I, John S. Heneghan:

     1. I have reviewed this annual report on Form 10-K of CNA Surety
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ JOHN S. HENEGHAN
---------------------------------------------------------
John S. Heneghan
Senior Vice President and Chief Financial Officer