Form 10-Q
period 2003-03-31
CNA SURETY CORP
filed 2003-05-14
CIK 1044566

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

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

      42,958,957 shares of Common Stock, $.01 par value as of May 2, 2003.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                         Page
                                                                                                                         ----
Part I.   Financial Information:

          Item 1.      Condensed Consolidated Financial Statements:

                       Independent Accountants' Report ...............................................................     3

                       Condensed Consolidated Balance Sheets at March 31, 2003 (Unaudited) and
                       at December 31, 2002...........................................................................     4

                       Condensed Consolidated Statements of Income for the Three Months Ended
                       March 31, 2003 and 2002 (Unaudited)............................................................     5

                       Condensed Consolidated Statements of Stockholders' Equity for the Three
                       Months Ended March 31, 2003 and 2002 (Unaudited)...............................................     6

                       Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                       March 31, 2003 and 2002 (Unaudited)............................................................     7

                       Notes to Condensed Consolidated Financial Statements
                       at March 31, 2003 (Unaudited) .................................................................     8

          Item 2.      Management's Discussion and Analysis of Financial Condition and
                       Results of Operations..........................................................................    18

          Item 4.      Controls and Procedures........................................................................    32

Part II.  Other Information:

          Item 1.      Legal Proceedings..............................................................................    33

          Item 2.      Changes in the Rights of the Company's Security Holders........................................    33

          Item 3.      Defaults Upon Senior Securities................................................................    33

          Item 4.      Submission of Matters to a Vote of Security Holders............................................    33

          Item 5.      Other Information..............................................................................    33

          Item 6.      Exhibits and Reports on Form 8-K ..............................................................    33

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's change in accounting for goodwill and indefinite-lived intangible assets in 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Chicago, Illinois
May 5, 2003

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           (Unaudited)
                                                                                            March 31,          December 31,
                                                                                              2003                2002
                                                                                           -----------         ------------
ASSETS

Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $534,931 and $539,364)           $   567,117         $    570,538
  Equity securities, at fair value (cost: $953 and $852)                                           849                  761
  Short-term investments, at cost (approximates fair value).....................                23,481               50,669
  Other investments, at fair value..............................................                 1,260                1,257
  Cash..........................................................................                14,070               14,979
                                                                                           -----------         ------------
     Total invested assets and cash.............................................               606,777              638,204
Deferred policy acquisition costs...............................................               100,982               96,386
Insurance receivables:
  Premiums, including $29,655 and $34,097 from affiliates (net of allowance for
     doubtful accounts: $1,730 and $1,365)......................................                44,345               45,423
  Reinsurance, including $19,728 and $15,401 from affiliates....................               130,723              127,776
Intangible assets (net of accumulated amortization: $25,523 and $25,523)........               143,785              143,785
Property and equipment, at cost (less accumulated
  depreciation: $16,693 and $16,047)............................................                16,832               17,260
Prepaid reinsurance premiums....................................................                11,893               13,337
Receivable for securities sold..................................................                    --                    3
Other assets....................................................................                 8,176                9,018
                                                                                           -----------         ------------
       Total assets.............................................................           $ 1,063,513         $  1,091,192
                                                                                           ===========         ============

LIABILITIES

Reserves:
  Unpaid losses and loss adjustment expenses....................................           $   254,118         $    303,433
  Unearned premiums.............................................................               222,896              216,213
                                                                                           -----------         ------------
     Total reserves.............................................................               477,014              519,646
Debt............................................................................                60,816               60,816
Deferred income taxes, net......................................................                32,156               30,727
Payable for securities purchased................................................                 2,389                   --
Current income taxes payable....................................................                 7,761                5,123
Reinsurance and other payables to affiliates....................................                23,413               23,003
Other liabilities...............................................................                30,200               32,738
                                                                                           -----------         ------------
     Total liabilities..........................................................           $   633,749         $    672,053
                                                                                           -----------         ------------

Commitments and contingencies (See Note 6)

STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share, 100,000 shares authorized; 44,388 shares issued and 42,959 shares outstanding at March 31, 2003 and 44,386
  shares issued and 42,947 shares outstanding at December 31, 2002 .............                   444                  444
Additional paid-in capital......................................................               255,731              255,765
Retained earnings...............................................................               168,083              158,515
Accumulated other comprehensive income..........................................                20,853               19,861
Treasury stock, at cost.........................................................               (15,347)             (15,446)
                                                                                           -----------         ------------
     Total stockholders' equity.................................................               429,764              419,139
                                                                                           -----------         ------------
     Total liabilities and stockholders' equity.................................           $ 1,063,513         $  1,091,192
                                                                                           ===========         ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                      2003              2002
                                                                                   ----------        ----------
Revenues:
  Net earned premium...................................................            $   69,018        $   67,221
  Net investment income................................................                 6,699             7,106
  Net realized investment gains (losses)...............................                   730              (278)
                                                                                   ----------        ----------
     Total revenues....................................................                76,447            74,049
                                                                                   ----------        ----------

Expenses:
  Net losses and loss adjustment expenses..............................                18,606            16,647
  Net commissions, brokerage and other underwriting expenses...........                44,296            41,552
  Interest expense.....................................................                   353               458
                                                                                   ----------        ----------
     Total expenses....................................................                63,255            58,657
                                                                                   ----------        ----------

Income before income taxes.............................................                13,192            15,392
Income taxes...........................................................                 3,625             4,835
                                                                                   ----------        ----------
Net income.............................................................            $    9,567        $   10,557
                                                                                   ==========        ==========

Earnings per share.....................................................            $     0.22        $     0.25
                                                                                   ==========        ==========

Earnings per share, assuming dilution..................................            $     0.22        $     0.25
                                                                                   ==========        ==========

Weighted average shares outstanding....................................                42,957            42,845
                                                                                   ==========        ==========

Weighted average shares outstanding, assuming dilution.................                42,962            43,025
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Common
                                                                                Stock                 Additional
                                                                                Shares      Common     Paid-In      Comprehensive
                                                                             Outstanding    Stock      Capital          Income
                                                                             -----------    ------    ----------    -------------
Balance, December 31, 2001...........................................           42,780      $  442    $  254,133
Comprehensive income:
  Net income.........................................................               --          --            --    $      10,557
Other comprehensive income:
  Change in unrealized losses on securities (after income
  taxes), net of reclassification adjustment of $90..................               --          --            --           (1,652)
                                                                                                                    -------------
     Total comprehensive income......................................                                               $       8,905
                                                                                                                    =============

Issuance of treasury stock to employee stock purchase program........                                          6
Stock options exercised and other....................................               96           1           942
Dividends paid to stockholders.......................................               --          --            --
                                                                               -------      ------    ----------
Balance, March 31, 2002                                                         42,876      $  443    $  255,081
                                                                               =======      ======    ==========

Balance, December 31, 2002...........................................           42,947      $  444    $  255,765
Comprehensive income:
  Net income.........................................................               --          --            --    $       9,567
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $(958)...............               --          --            --              992
                                                                                                                    -------------
     Total comprehensive income......................................                                               $      10,559
                                                                                                                    =============

Issuance of treasury stock to employee stock purchase program........                9          --           (38)
Stock options exercised and other....................................                3          --             4
                                                                               -------      ------    ----------
Balance, March 31, 2003                                                         42,959      $  444    $  255,731
                                                                               =======      ======    ==========

                                                                                      Accumulated
                                                                                         Other       Treasury        Total
                                                                         Retained    Comprehensive     Stock      Stockholders'
                                                                         Earnings    Income (Loss)   (at cost)       Equity
                                                                         --------    -------------   ---------    -------------
Balance, December 31, 2001...........................................    $149,128    $         278   $ (15,553)   $     388,428
Comprehensive income:
  Net income.........................................................      10,557               --          --           10,557
Other comprehensive income:
  Change in unrealized losses on securities (after income
  taxes), net of reclassification adjustment of $90..................          --           (1,652)         --           (1,652)

     Total comprehensive income......................................

Issuance of treasury stock to employee stock purchase program........                                       52               58
Stock options exercised and other....................................          --               --          --              943
Dividends paid to stockholders.......................................      (6,432)              --          --           (6,432)
                                                                         --------    -------------   ---------    -------------
Balance, March 31, 2002                                                  $153,253    $      (1,374)  $ (15,501)   $     391,902
                                                                         ========    =============   =========    =============

Balance, December 31, 2002...........................................    $158,515    $      19,861   $ (15,446)   $     419,139
Comprehensive income:
  Net income.........................................................       9,567               --          --            9,567
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $(958)...............          --              992          --              992

     Total comprehensive income......................................

Issuance of treasury stock to employee stock purchase program........                                       99               61
Stock options exercised and other....................................           1               --          --                5
                                                                         --------    -------------   ---------    -------------
Balance, March 31, 2003                                                  $168,083    $      20,853   $ (15,347)   $     429,764
                                                                         ========    =============   =========    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                            -------------------------------
                                                                                               2003                 2002
                                                                                            ----------           ----------
OPERATING ACTIVITIES:
  Net income..........................................................................      $    9,567           $   10,557
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization....................................................           1,047                  977
     Accretion of bond discount, net..................................................             394                  195
     Net realized investment (gains) losses...........................................            (730)                 278
  Changes in:
     Insurance receivables............................................................          (1,869)               5,279
     Reserve for unearned premiums....................................................           6,683                  892
     Reserve for unpaid losses and loss adjustment expenses...........................         (49,315)              (3,586)
     Deferred policy acquisition costs................................................          (4,596)              (3,337)
     Deferred income taxes, net.......................................................             891                1,433
     Reinsurance and other payables to affiliates.....................................             410                 (622)
     Prepaid reinsurance premiums.....................................................           1,444               (3,720)
     Other assets and liabilities.....................................................           1,023               (2,338)
                                                                                            ----------           ----------

       Net cash (used in) provided by operating activities............................         (35,051)               6,008
                                                                                            -----------          ----------

INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases........................................................................         (29,097)             (63,399)
     Maturities.......................................................................          27,055               30,008
     Sales............................................................................           7,335               22,121
  Purchases of equity securities......................................................            (123)             (14,829)
  Proceeds from the sale of equity securities.........................................              18                  557
  Changes in short-term investments...................................................          27,195               26,304
  Purchases of property and equipment.................................................            (683)              (1,491)
  Changes in receivables/payables for securities sold/purchased.......................           2,392               (4,290)
  Other, net..........................................................................             (16)                 (33)
                                                                                            ----------           ----------

       Net cash provided by (used in) investing activities............................          34,076               (5,052)
                                                                                            ----------           ----------

FINANCING ACTIVITIES:
  Employee stock option exercises.....................................................               5                  824
  Issuance of treasury stock to employee stock purchase plan..........................              61                   57
                                                                                            ----------           ----------

       Net cash provided by financing activities......................................              66                  881
                                                                                            ----------           ----------

Increase (decrease) in cash...........................................................            (909)               1,837
Cash at beginning of period...........................................................          14,979               13,159
                                                                                            ----------           ----------
Cash at end of period.................................................................      $   14,070           $   14,996
                                                                                            ==========           ==========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest.........................................................................      $      121           $      793
     Income taxes.....................................................................      $       --           $       --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of CNA Surety Corporation ("CNA Surety" or the "Company") and all majority-owned subsidiaries.

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

Basis of Presentation

         These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2002 Annual Report to Shareholders. Certain financial information that is included in annual financial statements prepared in accordance with GAAP, is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 2002 Financial Statements to conform with the presentation in the 2003 Condensed Consolidated Financial Statements.

Accounting Changes

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 entitled "Accounting for Asset Retirement Obligations" ("SFAS No 143"). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of SFAS No.143 effective January 1, 2003. The adoption of SFAS No. 143 did not have an impact on the Company's financial position or results of operations.

         In November of 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34)" ("FIN No. 45"). FIN No. 45 clarifies the requirements of FASB SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5") relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provides for additional disclosure requirements related to guarantees, effective for financial periods ending after December 15, 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. These provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN No. 45 and the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial position or results of operations.

         In January of 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ("ARB No. 51")" ("FIN No. 46"). As a general rule, ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary is a condition pointing toward preparation of consolidated financial statements of the parent and its subsidiary. FIN 46 clarifies the exceptions to this general rule, as enunciated in paragraph 2 of ARB No. 51. FIN 46 requires an entity to consolidate a variable interest entity ("VIE") even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

         FIN 46 defines a VIE as one in which a) the equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties which is provided through other interests that will absorb some or all of the expected losses of the entity or b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest i) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights or ii) the obligation to absorb the expected losses of the entity, if they occur or receive residual returns of the entity, if they occur or iii) the right to receive the expected residual returns of the entity if they occur. The primary beneficiary of a VIE is required to consolidate the results of operations of the VIE. Financial statements issued after January 31, 2003 are required to disclose the nature, purpose, activities and size of the VIE and maximum exposure to loss as a result of its involvement with the VIE. The Company reviewed FIN 46 and is of the opinion that the Company is neither a primary beneficiary of a VIE nor does it have a significant involvement with a VIE.

         In December 2002, the FASB issued SFAS No. 148 entitled "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS No.148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard beginning with the 2002 annual financial statements. The Company has not adopted fair value accounting in 2003. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its plans as allowed for under the provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. Had compensation cost for these plans been determined on the fair value at the grant date for options granted, the Company's pro forma net income for the three months ended March 31, 2003 and 2002 would have been $9.5 million and $10.5 million, respectively. Diluted net income per share would have been $0.21 and $0.25 for the three months ended March 31, 2003 and 2002, respectively.

2.       INVESTMENTS

         The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at March 31, 2003 and December 31, 2002, by investment category, were as follows (dollars in thousands):

                                                                             Gross            Gross
                                                       Amortized Cost      Unrealized       Unrealized        Estimated Fair
March 31, 2003                                            or Cost            Gains            Losses              Value
---------------------------------------------------    --------------      ----------       ----------        --------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury.................................   $      16,127        $      921       $       --          $   17,048
     U.S. Agencies.................................          21,225               389               --              21,614
     Collateralized mortgage obligations...........             111                 5               --                 116
     Mortgage pass-through securities..............          17,721               910               --              18,631
Obligations of states and political subdivisions...         358,877            20,963              (62)            379,778
Corporate bonds....................................          74,441             6,210             (358)             80,293
Non-agency collateralized mortgage obligations.....           8,989               597              (51)              9,535
Other asset-backed securities:
  Second mortgages/home equity loans...............          11,279               713               --              11,992
  Credit card receivables..........................           4,999                98               --               5,097
  Other............................................           7,751               734               --               8,485
Redeemable preferred stock.........................          13,411             1,117               --              14,528
                                                      -------------        ----------       ----------          ----------
     Total fixed income securities.................         534,931            32,657             (471)            567,117

Equity securities..................................             953                --             (104)                849
                                                      -------------        ----------       ----------          ----------
     Total.........................................   $     535,884        $   32,657       $     (575)         $  567,966
                                                      =============        ==========       ==========          ==========

                                                                             Gross             Gross
                                                      Amortized Cost       Unrealized       Unrealized        Estimated Fair
December 31, 2002                                        or Cost             Gains             Losses             Value
-----------------------------------------------       ---------------      ----------       ----------        --------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury.................................     $      16,140      $      960       $       --          $   17,100
     U.S. Agencies.................................            29,396             537               (3)             29,930
     Collateralized mortgage obligations...........               156               7               --                 163
     Mortgage pass-through securities..............            20,981           1,066               --              22,047
Obligations of states and political subdivisions...           347,918          20,099              (83)            367,934
Corporate bonds....................................            76,181           6,154             (190)             82,145
Non-agency collateralized mortgage obligations.....            10,497             477              (58)             10,916
Other asset-backed securities:
  Second mortgages/home equity loans...............            11,842             614               --              12,456
  Credit card receivables..........................             5,000              87               --               5,087
  Other............................................             7,838             653               --               8,491
Redeemable preferred stock.........................            13,415             854               --              14,269
                                                        -------------      ----------       ----------          ----------
     Total fixed income securities.................           539,364          31,508             (334)            570,538

Equity securities..................................               852              --              (91)                761
                                                        -------------      ----------       ----------          ----------
     Total.........................................     $     540,216      $   31,508       $     (425)         $  571,299
                                                        =============      ==========       ==========          ==========

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

         Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Balance Sheets and Consolidated Statements of Income. The Company's Quantitative and Qualitative Discussion about Market Risk is contained in Item 7A of the Company's 2002 Form 10-K.

3.       REINSURANCE

         The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                                                              Three Months Ended March 31,
                                                                -------------------------------------------------------
                                                                          2003                          2002
                                                                -------------------------------------------------------
                                                                  Written       Earned         Written        Earned
                                                                -----------   -----------    -----------    -----------
Direct........................................................  $    42,367   $    36,303    $    36,772    $    31,713
Assumed.......................................................       49,304        48,687         45,342         49,541
Ceded.........................................................      (14,525)      (15,972)       (17,721)       (14,033)
                                                                -----------   -----------    -----------    -----------
                                                                $    77,146   $    69,018    $    64,393    $    67,221
                                                                ===========   ===========    ===========    ===========

         The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                              Three Months Ended March 31,
                                                                -------------------------------------------------------
                                                                          2003                          2002
                                                                -------------------------    --------------------------
                                                                     $           Ratio            $            Ratio
                                                                -----------   -----------    -----------    -----------
Gross losses and loss adjustment expenses.....................  $    27,913      32.8%       $    18,064       22.2%
Ceded amounts.................................................       (9,307)     58.2%            (1,417)      10.1%
                                                                -----------                  -----------
Net losses and loss adjustment expenses.......................  $    18,606      27.0%       $    16,647       24.8%
                                                                ===========                  ===========

         Assumed premiums primarily includes all surety business written or renewed, net of reinsurance, by Continental Casualty Company ("CCC") and The Continental Insurance Company ("CIC"), and their affiliates, that is reinsured by Western Surety Company ("Western Surety") pursuant to intercompany reinsurance and related agreements.

2003 Third Party Reinsurance Compared to 2002 Third Party Reinsurance

         Effective January 1, 2003, CNA Surety entered into a new excess of loss treaty ("2003 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal on new bonds to $15 million with a 5% co-participation in the $45 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaces the $40 million excess of $20 million per principal coverage ("2002 Excess of Loss Treaty"). The material differences between the new excess of loss reinsurance program and the Company's 2002 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $100 million in 2002 to $110 million in 2003. The minimum annual premium for the 2003 Excess of Loss Treaty is $38.0 million compared to $30.0 million of reinsurance premiums paid in 2002. The 2003 Excess of Loss Treaty provides the Company with coverage on a per principal basis of 95% of $45 million excess of $15 million retained by the Company. The contract also includes similar special acceptance provisions for larger contract accounts contained in the 2002 Excess of Loss Treaty. In addition to the one large national contract principal and the two commercial principals excluded (based upon class of business in 2002), the Company's reinsurers have initially excluded three other contract principals from the 2003 Excess of Loss Treaty. The three additional contract principals are in the process of completing asset sales and other reorganization efforts that management believes will result in the reinsurers' acceptance of two of the accounts in the treaty. The third contract principal is in run-off and the Company will not be providing additional surety bonding support.

         In March 2003, CNA Financial Corporation ("CNAF") entered into an agreement to provide a credit facility with the large national contractor to provide loans to the contractor in a maximum aggregate amount of $86.4 million (the "Credit Facility"). Of the $86.4 million, $57 million was outstanding at March 31, 2003. The Credit Facility and all related loans will mature in March 2006. Advances under the Credit Facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the Credit Facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs.

         In March of 2003, CNAF also purchased the contractor's outstanding bank debt for $16.4 million. The contractor retired the bank debt by paying CNAF $16.4 million, with $11.4 million of the payoff amount being funded under the new Credit Facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that expire between May and August of 2003. Any amounts paid by CNAF to the banks as reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNAF as draws upon the Credit Facility.

         Loews has purchased a participation interest in one-third of the loans and commitments under the new Credit Facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the credit facility proportionally with CNAF. The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety's 2003 Excess of Loss Treaty. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through December 31, 2002 has been limited to $20 million per bond.

         Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, reduce CNA Surety's exposure to loss. While CNA Surety believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its restructuring plan or perform its contractual obligations underlying all of the Company's surety bonds could have a material adverse effect on CNA Surety's future results of operations, cash flows and capital resources. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, could be up to $200 million. However, the related party reinsurance treaties discussed below should limit the Company's per principal exposure to approximately $60 million.

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

         The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement expires on December 31, 2003; and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of March 31, 2003.

         Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 28% of net written premiums written on such business. As of March 31, 2003 and December 31, 2002, CNA Surety had an insurance receivable balance from CCC and CIC of $49.4 million and $49.5 million, respectively. CNA Surety had reinsurance payables to CCC and CIC of $20.7 million and $24.3 million as of March 31, 2003 and December 31, 2002, respectively, primarily related to reinsured losses.

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

         The Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003; and is annually renewable thereafter. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums and contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

         The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of March 31, 2003, the Company billed and received approximately $25 million from CCC under the Stop Loss Contract. This amount exceeds the Company's current estimate of incurred loss recoverable under this agreement by $5.9 million, which is reflected as reinsurance payable to CCC at March 31, 2003.

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

         Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts - a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company will pay CCC annual reinsurance premiums of $12.5 million in year one and $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year under certain circumstances. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expires on December 31, 2003.

4.       RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                       Three Months Ended March 31,
                                                                     -------------------------------
                                                                        2003                 2002
                                                                     ----------           ----------
Reserves at beginning of period:
Gross........................................................        $  303,433           $  315,811
Ceded reinsurance............................................           137,301              166,318
                                                                     ----------           ----------
  Net reserves at beginning of period........................           166,132              149,493
                                                                     ----------           ----------

Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period.............            18,551               16,665
  Increase (decrease) in provision for insured events of prior
  periods....................................................                55                  (18)
                                                                     ----------           ----------
     Total net incurred......................................            18,606               16,647
                                                                     ----------           ----------

Net payments attributable to:
  Current period events......................................               505                1,917
  Prior period events........................................            28,056                6,041
                                                                     ----------           ----------
     Total net payments......................................            28,561                7,958
                                                                     ----------           ----------

Net reserves at end of period................................           156,177              158,182
Ceded reinsurance at end of period...........................            97,941              154,043
                                                                     ----------           ----------
     Gross reserves at end of period.........................        $  254,118           $  312,225
                                                                     ==========           ==========

         On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. A number of those reinsurers have requested a variety of documents and reserved their rights before making a decision concerning coverage of the settlement under the reinsurance treaties. The Company has provided all requested information. Three reinsurers responsible for payment of 34% of the treaty proceeds have either paid or committed to pay 100% of their portions of the claim. Two other reinsurers have sent the Company letters expressing reservations about the claim. Pursuant to the treaty, the Company has sent a notice demanding arbitration to those reinsurers. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has provided no valuation allowance with respect to these reinsurance recoverables as of March 31, 2003.

5.       DEBT

         On September 30, 2002, the Company refinanced $65 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility provided an aggregate of up to $65 million in initial borrowings divided between a 364-day revolving credit facility (the "Revolving Credit Facility") of $35 million and a three-year term loan facility (the "Term Loan") of $30 million. The Revolving Credit Facility may be extended, with the consent of lenders, for up to two additional periods of up to 364 days each, but in no case shall the Revolving Credit Facility be extended to mature on a date later than three years from the effective date of the Revolving Credit Facility. The Revolving Credit Facility may be increased from time to time by the amount of amortization under the Term Loan facility. Such increase is subject to consent by each Revolving Credit Bank, and will take place upon receipt by the Banks of the respective installment payments under the Term Loan facility.

         Effective January 30, 2003, the Company entered into an interest rate swap on the $30 million Term Loan that fixed the interest rate at 2.75%.

         Amortization of the Term Loan will take place at $10,000,000 per year, in equal semi-annual installments of $5,000,000 on the following dates:

Date                                                    Amortization       Outstanding Balance
----                                                    ------------       -------------------
June 30, 2003...........................                 $5,000,000            $25,000,000
September 30, 2003......................                  5,000,000             20,000,000
March 31, 2004..........................                  5,000,000             15,000,000
September 30, 2004......................                  5,000,000             10,000,000
March 31, 2005..........................                  5,000,000              5,000,000
September 30, 2005......................                  5,000,000                      0

         The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the 2002 Credit Facility, was 0.625% at March 31, 2003 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of March 31, 2003, the weighted average interest rate was 2.4% on the $60 million of outstanding borrowings. As of December 31, 2002, the weighted average interest rate on the 2002 Credit Facility was 2.0% on the $60 million of outstanding borrowings.

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

         In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange, for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at March 31, 2003 was $0.8 million.

         The consolidated balance sheet reflects total debt of $60.8 million at March 31, 2003 and December 31, 2002. The weighted average interest rate on outstanding borrowings was 2.4% and 2.1% at March 31, 2003 and December 31, 2002 respectively.

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

Goodwill and Other Intangible Assets

         CNA Surety's Consolidated Balance Sheet as of March 31, 2003 includes goodwill and identified intangibles of approximately $143.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this and other acquisitions were generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

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

Reserves for Unpaid Losses and Loss Adjustment Expenses and Reinsurance

         CNA Surety accrues liabilities for unpaid losses and loss adjustment expenses under its surety and property and casualty insurance contracts based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date. As of any balance sheet date, all claims have not yet been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claim liabilities may take years to settle, especially if legal action is involved.

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

CNA Surety's Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $254.1 million and reinsurance receivables of $130.7 million at March 31, 2003. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will differ from the currently recorded amounts. An incremental percentage change in estimates of this magnitude could result in a material effect on reported earnings. For example, a 10% increase in the March 31, 2003 net estimate for unpaid losses and loss adjustment expenses would produce approximately a $15.6 million charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

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

RESULTS OF OPERATIONS

         CNA SURETY RESULTS FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002

         The components of income for the Company for the three months ended March 31, 2003 and 2002 are summarized as follows (dollars in thousands):

                                                                  Three Months Ended March 31,
                                                                   2003                 2002
                                                                ----------           ----------
Total revenues................................                  $   76,447           $   74,049
                                                                ==========           ==========

Underwriting income...........................                  $    6,116           $    9,022
Net investment income.........................                       6,699                7,106
Net realized investment gains (losses)........                         730                 (278)
Interest expense..............................                         353                  458
                                                                ----------           ----------
Income before income taxes....................                      13,192               15,392
Income taxes..................................                       3,625                4,835
                                                                ----------           ----------
Net income....................................                  $    9,567           $   10,557
                                                                ==========           ==========

Net income per share..........................                  $     0.22           $     0.25
                                                                ==========           ==========

         Insurance Underwriting

         Underwriting results for the Company for the three months ended March 31, 2003 and 2002 are summarized in the following table (dollars in thousands):

                                                                  Three Months Ended March 31,
                                                                   2003                 2002
                                                                ----------           ----------
Gross written premiums.............................             $   91,671           $   82,114
                                                                ==========           ==========

Net written premiums...............................             $   77,146           $   64,393
                                                                ==========           ==========

Net earned premiums................................             $   69,018           $   67,221
Net losses and loss adjustment expenses............                 18,606               16,647
Net commissions, brokerage and other expenses......                 44,296               41,552
                                                                ----------           ----------
Underwriting income................................             $    6,116           $    9,022
                                                                ==========           ==========

Loss ratio.........................................                   27.0%                24.8%
Expense ratio......................................                   64.1                 61.8
                                                                ----------           ----------
Combined ratio.....................................                   91.1%                86.6%
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

         Gross written premiums are shown in the table below (dollars in thousands):

                                                                                Three Months Ended March 31,
                                                                                 2003                 2002
                                                                              ----------           ----------
Contract......................................                                $   41,623           $   39,380
Commercial....................................                                    42,015               35,088
Fidelity and other............................                                     8,033                7,646
                                                                              ----------           ----------
                                                                              $   91,671           $   82,114
                                                                              ==========           ==========

         Gross written premiums increased 11.6%, or $9.6 million, for the three months ended March 31, 2003 over the comparable period in 2002. Commercial surety accounted for most of this increase with growth of 19.7%, or $6.9 million, in gross written premiums as compared to 2002. In the first quarter of 2003, the Company experienced continued volume growth of small commercial products and improving rates on large commercial bonds partially offset by the impacts of the Company's ongoing efforts to reduce aggregate exposures on large commercial accounts. The estimated impact of the Company's exposure reduction of $900 million for the first quarter of 2003 represents approximately $4 million in annual premium, assuming an average rate per $1,000 of bond exposure of $4.70, or 47 basis points. Contract surety increased 5.7%, or $2.2 million, for the three months ended March 31, 2003 reflecting improving rates. Fidelity and other products increased 5.1%, or $0.4 million, to $8.0 million for the three months ended March 31, 2003 as compared to the same period in 2002 due primarily to an increase in fidelity business.

         Net written premiums are shown in the table below (dollars in thousands):

                                                                                Three Months Ended March 31,
                                                                                 2003                 2002
                                                                              ----------           ----------
Contract......................................                                $   35,039           $   31,235
Commercial....................................                                    34,429               25,849
Fidelity and other............................                                     7,678                7,309
                                                                              ----------           ----------
                                                                              $   77,146           $   64,393
                                                                              ==========           ==========

         For the three months ended March 31, 2003, net written premiums increased 19.8%, or $12.8 million, to $77.1 million as compared to the same period in 2002, reflecting the aforementioned gross production changes and lower ceded written premiums. Ceded written premiums decreased $3.2 million to $14.5 million for the first quarter of 2003 compared to the same period of last year primarily due to changes in the Company's reinsurance programs. Ceded written premiums in first quarter 2002 included $8.5 million for the purchase of extended discovery coverage on the Company's $55 million excess of $5 million per principal excess of loss coverage that was in place for 2001. Net written premiums for commercial surety increased 33.2%, or $8.6 million, to $34.4 million for the three months ended March 31, 2003. Net written premiums for contract surety business increased 12.2%, or $3.8 million, to $35.0 million. Fidelity and other products increased 5.0%, or $0.4 million, to $7.7 million for the three months ended March 31, 2003 as compared to the same period in 2002.

Excess of Loss Reinsurance

         Beginning in 1999, the Company has experienced an increase in claim severity and frequency in the most recent accident years. CNA Surety is paying higher costs for reinsurance as a result of this loss experience.

         The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. The Company's reinsurance coverage is provided by third party reinsurers and related parties.

2003 Third Party Reinsurance Compared to 2002 Third Party Reinsurance

         Effective January 1, 2003, CNA Surety entered into a new excess of loss treaty ("2003 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal on new bonds to $15 million with a 5% co-participation in the $45 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaces the $40 million excess of $20 million per principal coverage ("2002 Excess of Loss Treaty"). The material differences between the new excess of loss reinsurance program and the Company's 2002 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $100 million in 2002 to $110 million in 2003. The minimum annual premium for the 2003 Excess of Loss Treaty is $38.0 million compared to $30.0 million of reinsurance premiums paid in 2002. The 2003 Excess of Loss Treaty provides the Company with coverage on a per principal basis of 95% of $45 million excess of $15 million retained by the Company. The contract also includes similar special acceptance provisions for larger contract accounts contained in the 2002 Excess of Loss Treaty. In addition to the one large national contract principal and the two commercial principals excluded (based upon class of business in 2002), the Company's reinsurers have initially excluded three other contract principals from the 2003 Excess of Loss Treaty. The three additional contract principals are in the process of completing asset sales and other reorganization efforts that management believes will result in the reinsurers' acceptance of two of the accounts in the treaty. The third contract principal is in run-off and the Company will not be providing additional surety bonding support.

         In March 2003, CNA Financial Corporation ("CNAF") entered into an agreement to provide a credit facility with the large national contractor to provide loans to the contractor in a maximum aggregate amount of $86.4 million (the "Credit Facility"). Of the $86.4 million, $57 million was outstanding at March 31, 2003. The Credit Facility and all related loans will mature in March 2006. Advances under the Credit Facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the Credit Facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs.

         In March of 2003, CNAF also purchased the contractor's outstanding bank debt for $16.4 million. The contractor retired the bank debt by paying CNAF $16.4 million, with $11.4 million of the payoff amount being funded under the new Credit Facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that expire between May and August of 2003. Any amounts paid by CNAF to the banks as reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNAF as draws upon the Credit Facility.

         Loews has purchased a participation interest in one-third of the loans and commitments under the new Credit Facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the credit facility proportionally with CNAF. The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety's 2003 Excess of Loss Treaty. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through December 31, 2002 has been limited to $20 million per bond.

         Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, reduce CNA Surety's exposure to loss. While CNA Surety believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its restructuring plan or perform its contractual obligations underlying all of the Company's surety bonds could have a material adverse effect on CNA Surety's future results of operations, cash flows and capital resources. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, could be up to $200 million. However, the related party reinsurance treaties discussed below should limit the Company's per principal exposure to approximately $60 million.

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

         The Quota Share Treaty was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003; and is annually renewable thereafter. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums and contemplates an approximate 4% override commission for fronting fees to CCC and CIC on top of their actual direct acquisition costs.

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

         Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts - a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company will pay CCC annual reinsurance premiums of $12.5 million in year one and $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year under certain circumstances. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expires on December 31, 2003.

         Underwriting Income

         Underwriting income decreased 32.2% to $6.1 million for the three months ended March 31, 2003 compared to $9.0 million for the same period in 2002. This decrease is primarily due to higher current accident year reserving and the impact of increased reinsurance costs on net earned premiums. Increased claim severity in recent years has caused the Company to increase its estimates of gross and net incurred losses. In addition, these trends adversely impacted the cost and availability of reinsurance.

         The Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has continued with various exposure management initiatives, particularly to reduce its risks on large commercial accounts. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, by 16% in 2003 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                        Number of Accounts                 Total Exposure (dollars in billions)
                                              As of                                       As of
                                    -------------------------              -------------------------------------
                                    March 31,    December 31,              March 31,    December 31,       %
Commercial Account Exposure           2003          2002                     2003           2002       Reduction
---------------------------         ---------    ------------              ---------    ------------   ---------
$100 million and larger                 12            13                    $   2.2       $    2.5       13.9%
$50 to $100 million                     12            19                        0.7            1.2       40.2
$25 to $50 million                      16            16                        0.6            0.6          -
$10 to $25 million                      73            75                        1.1            1.2        5.2
                                       ---           ---                    -------       --------
Total                                  113           123                    $   4.6       $    5.5       16.3%
                                       ===           ===                    =======       ========

         With respect to contract surety, the Company's portfolio is predominantly comprised of contractors with work programs of less than $50 million. "Work program" is the estimated contract value of uncompleted bonded and unbonded work. Bonded backlog is a measure of the Company's exposure in the event of default before indemnification, salvage and subrogation recoveries.

         The Company continues to manage its exposure to any one contract credit and aggressively looks for co-surety, shared accounts and other means to support or reduce larger exposures. Reinsurance, indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that substantially reduce CNA Surety's exposure to loss.

         Net Loss Ratio

         The net loss ratios for the three months ended March 31, 2003 and 2002 were 27.0% and 24.8%, respectively. The 2003 loss ratio included $0.1 million of net unfavorable loss reserve development for the three months ended March 31, 2003. Excluding the impact of loss reserve development, the 2003 net loss ratio would have been 26.9% for the period ended March 31, 2003. The increase in the adjusted loss ratio in 2003 resulted from the Company's increased expected baseline accident year net loss ratio of branch contract and commercial business due to recent adverse loss trends together with uncertainties with respect to the economy and credit markets. The Company is using an initial 2003 accident year net loss ratio of 36.0% for the medium to large commercial and contract branch business compared to 30.0% in first quarter of 2002. This business represents about 53% of the Company's 2003 gross premiums.

         On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. A number of those reinsurers have requested a variety of documents and reserved their rights before making a decision concerning coverage of the settlement under the reinsurance treaties. The Company has provided all requested information. Three reinsurers responsible for payment of 34% of the treaty proceeds have either paid or committed to pay 100% of their portions of the claim. Two other reinsurers have sent the Company letters expressing reservations about the claim. Pursuant to the treaty, the Company has sent a notice demanding arbitration to those reinsurers. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has provided no valuation allowance with respect to these reinsurance recoverables as of March 31, 2003.

         Expense Ratio

         The expense ratio increased to 64.1% for the three months ended March 31, 2003 compared to 61.8% for the same period in 2002. The increase in the expense ratio for the three months ended March 31, 2003 primarily reflects the impact of higher reinsurance costs on net earned premiums. Although ceded written premiums declined $3.2 million, net earned premiums increased 2.7% and operating expenses increased at a higher rate of 6.6%

         Investment Income

         For the three months ended March 31, 2003, net investment income was $6.7 million compared to the three months ended March 31, 2002 of $7.1 million. The decrease in investment income primarily reflects the impact of lower investment yields. The annualized pretax yields were 4.7% and 5.1% for the three months ended March 31, 2003 and 2002, respectively. The annualized after-tax yields were 3.9% for both the three months ended March 31, 2003 and 2002.

         Net realized investment gains were approximately $0.7 million for the three months ended March 31,

2003 compared to net realized investment losses of approximately $0.3 million for the same period in 2002.

         The following summarizes net realized investment gains (losses) activity:

                                                                    Three Months Ended March 31,
                                                                  -------------------------------
                                                                     2003                 2002
                                                                  ----------           ----------
Gross realized investment gains.............................      $    1,261           $      343
Gross realized investment losses............................            (531)                (621)
                                                                  ----------           ----------
Net realized investment gains (losses)......................      $      730           $     (278)
                                                                  ==========           ==========

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

         Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income. The Company's Quantitative and Qualitative Discussion about Market Risk is contained in Item 7A of the 2002 Form 10-K.

         Analysis of Other Operations

         Interest expense for the three months ended March 31, 2003 decreased $0.1 million, or 22.9%, as compared to the first quarter in 2002, primarily due to lower outstanding debt levels and lower interest rates. Average debt outstanding was $60.8 million for the first quarter of 2003 compared to $76.2 million in the first quarter of 2002. The weighted average interest rate for the three months ended March 31, 2003 was 2.3% compared to 2.4% for the same period in 2002.

         Income Taxes

         Income tax expense was $3.6 million and $4.8 million and the effective income tax rates were 27.5% and 31.4% for the three months ended March 31, 2003 and 2002, respectively. This decrease in the estimated effective tax rate in first quarter 2003 primarily relates to anticipated increases in tax exempt investment income as a proportion of taxable income.

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

         The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At March 31, 2003, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $561.4 million of fixed income securities, $16.0 million of short-term investments, $1.3 million of other investments and $9.0 million of cash. At December 31, 2002, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $564.8 million of fixed income securities, $41.9 million of short-term investments, $1.3 million of other investments and $10.7 million of cash.

         Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At March 31, 2003, the parent company's invested assets consisted of $5.7 million of fixed income securities, $0.8 million of equity securities, $7.5 million of short-term investments and $5.1 million of cash. At December 31, 2002, the parent company's invested assets consisted of $5.7 million of fixed income securities, $0.8 million of equity securities, $8.8 million of short-term investments and $4.3 million of cash. As of March 31, 2003 and December 31, 2002, parent company short-term investments and cash included $5.6 million and $4.8 million, respectively, of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

         The Company's consolidated net cash flow used by operating activities was $35.1 million for the three months ended March 31, 2003 compared to net cash flow provided by operating activities of $6.0 million for the comparable period in 2002. The decrease in net cash flow provided by operating activities primarily relates to increased net loss payments, primarily related to settlement of litigation brought by Chase in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries.

         The Company refinanced $65 million in outstanding borrowings under its previous credit facility under a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility provided an aggregate of up to $65 million in initial borrowings divided between a 364-day revolving credit facility (the "Revolving Credit Facility") of $35 million and a three-year term loan facility (the "Term Loan") of $30 million. The Revolving Credit Facility may be extended, with the consent of lenders, for up to two additional periods of up to 364 days each, but in no case shall the Revolving Credit Facility be extended to mature on a date later than three years from the effective date of the Revolving Credit Facility. The Revolving Credit Facility may be increased from time to time by the amount of amortization under the Term Loan facility. Such increase is subject to consent by each Revolving Credit Bank, and will take place upon receipt by the Banks of the respective installment payments under the Term Loan facility.

         Outstanding borrowings under the 2002 Credit Facility were $60 million as of March 31, 2003, consisting of $30 million under the Revolving Credit Facility and $30 million under the Term Loan Facility. Effective January 28, 2003, the Company entered into an interest rate swap on the $30 million Term Loan that fixed the interest rate at 2.75%.

         Amortization of the Term Loan will take place at $10,000,000 per year, in equal semi-annual installments of $5,000,000 on the following dates:

Date                                                    Amortization      Outstanding Balance
----                                                    ------------      -------------------
June 30, 2003...........................                 $5,000,000           $25,000,000
September 30, 2003......................                  5,000,000            20,000,000
March 31, 2004..........................                  5,000,000            15,000,000
September 30, 2004......................                  5,000,000            10,000,000
March 31, 2005..........................                  5,000,000             5,000,000
September 30, 2005......................                  5,000,000                     0

         The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the 2002 Credit Facility, was 0.625% at March 31, 2003 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of March 31, 2003, the weighted average interest rate was 2.4% on the $60 million of outstanding borrowings. As of December 31, 2002, the weighted average interest rate on the 2002 Credit Facility was 2.0% on the $60 million of outstanding borrowings.

         The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best Company Inc. for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. As of March 31, 2003, the Company was in compliance with all restrictions and covenants contained in the 2002 Credit Facility.

         In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at March 31, 2003 was $0.8 million.

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

         The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2003 is based on statutory surplus and income at and for the year ended December 31, 2002. Without prior regulatory approval in 2003, CNA Surety's insurance subsidiaries may pay stockholder dividends of $32.1 million in the aggregate. CNA Surety did not receive a dividend from its insurance subsidiaries during the first three months of 2003 compared to the $12.0 million dividend received during the first three months of 2002. A dividend of $10.0 million was received by CNA Surety from its insurance subsidiaries on April 15, 2003.

         Combined statutory surplus totaled $240.8 million at March 31, 2003, resulting in a net written premium to statutory surplus ratio of 1.3 to 1. Approximately $227 million of the combined surplus relates to Western Surety. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2003 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $15 million plus a 5% co-participation in the $45 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $172.5 million at Western Surety. This surplus constraint may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

         In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety did not receive any tax sharing payments from its subsidiaries for the three months ended March 31, 2003 and 2002, respectively.

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

ITEM 3.      Defaults Upon Senior Securities - None.

ITEM 4.      Submission of Matters to a Vote of Security Holders - None.

ITEM 5.      Other Information - None.

ITEM 6.      Exhibits and Reports on Form 8-K:

             (a)      Exhibits: -

                      10(1) Revised Form of Surety Excess of Loss Reinsurance
                         Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company.

                      99(1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

                      99(2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

               (b)    Reports on Form 8-K:

                      January 3, 2003; CNA Surety Corporation Press Release issued on January 2, 2003.

                      February 11, 2003; CNA Surety Corporation Press Releases issued on February 10, 2003.

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Mark C. Vonnahme
--------------------
Mark C. Vonnahme
President and Chief Executive Officer

I, John S. Heneghan, certify that:

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

Date: May 14, 2003

/s/ John S. Heneghan
--------------------
John S. Heneghan
Vice President and Chief Financial Officer