Form 10-Q
period 2003-06-30
CNA SURETY CORP
filed 2003-08-12
CIK 1044566

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

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

     42,967,383 shares of Common Stock, $.01 par value as of August 4, 2003.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                   Page
                                                                                                   ----
Part I.  Financial Information:

         Item 1. Condensed Consolidated Financial Statements:

                 Independent Accountants' Report ...............................................     3

                 Condensed Consolidated Balance Sheets at June 30, 2003 (Unaudited) and
                 at December 31, 2002...........................................................     4

                 Condensed Consolidated Statements of Income for the Three- and Six- Months
                 Ended June 30, 2003 and 2002 (Unaudited).......................................     5

                 Condensed Consolidated Statements of Stockholders' Equity for the
                 Six-Months Ended June 30, 2003 and 2002 (Unaudited)............................     6

                 Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 2003 and 2002 (Unaudited).............................................     7

                 Notes to Condensed Consolidated Financial Statements
                 at June 30, 2003 (Unaudited) ..................................................     8

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................................    20

         Item 3. Quantitative and Qualitative Discussions About Market Risk.....................    36

         Item 4. Controls and Procedures........................................................    38

Part II. Other Information:

         Item 1. Legal Proceedings..............................................................    39

         Item 2. Changes in the Rights of the Company's Security Holders........................    39

         Item 3. Defaults Upon Senior Securities................................................    39

         Item 4. Submission of Matters to a Vote of Security Holders............................    39

         Item 5. Other Information..............................................................    39

         Item 6. Exhibits and Reports on Form 8-K ..............................................    39

ITEM 1.   FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three- and six- month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Corporation's management.

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

Deloitte & Touche LLP
Chicago, Illinois
August 4, 2003

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         (Unaudited)
                                                                                           June 30,         December 31,
                                                                                             2003               2002
                                                                                         -----------        ------------
ASSETS
Invested assets and cash:
   Fixed income securities, at fair value (amortized cost: $510,383 and $539,364)        $   553,493         $   570,538
   Equity securities, at fair value (cost: $983 and $852) .......................                963                 761
   Short-term investments, at cost (approximates fair value) ....................             58,455              50,669
   Other investments, at fair value .............................................              1,129               1,257
   Cash .........................................................................              7,796              14,979
                                                                                         -----------         -----------
      Total invested assets and cash ............................................            621,836             638,204
Deferred policy acquisition costs ...............................................            104,545              96,386
Insurance receivables:
   Premiums, including $28,690 and $34,097 from affiliates (net of allowance for
      doubtful accounts: $1,582 and $1,365) .....................................             46,790              45,423
   Reinsurance, including $36,860 and $15,401 from affiliates ...................            133,895             127,776
Intangible assets (net of accumulated amortization: $25,523 and $25,523) ........            143,785             143,785
Property and equipment, at cost (less accumulated depreciation: $17,482
   and $16,047) .................................................................             16,144              17,260
Prepaid reinsurance premiums ....................................................             10,960              13,337
Receivable for securities sold ..................................................              3,034                   3
Other assets ....................................................................              8,860               9,018
                                                                                         -----------         -----------
         Total assets ...........................................................        $ 1,089,849         $ 1,091,192
                                                                                         ===========         ===========

LIABILITIES

Reserves:
   Unpaid losses and loss adjustment expenses ...................................        $   277,210         $   303,433
   Unearned premiums ............................................................            228,416             216,213
                                                                                         -----------         -----------
      Total reserves ............................................................            505,626             519,646
Debt ............................................................................             55,816              60,816
Deferred income taxes, net ......................................................             36,618              30,727
Current income taxes payable ....................................................              5,537               5,123
Reinsurance and other payables to affiliates ....................................              7,028              23,003
Other liabilities ...............................................................             32,043              32,738
                                                                                         -----------         -----------
      Total liabilities .........................................................        $   642,668         $   672,053
                                                                                         -----------         -----------

Commitments and contingencies (See Note 6)

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,388 shares issued and 42,959 shares outstanding at June 30, 2003 and 44,386
   shares issued and 42,947 shares outstanding at December 31, 2002 .............                444                 444
Additional paid-in capital ......................................................            255,731             255,765
Retained earnings ...............................................................            178,344             158,515
Accumulated other comprehensive income ..........................................             28,009              19,861
Treasury stock, at cost .........................................................            (15,347)            (15,446)
                                                                                         -----------         -----------
      Total stockholders' equity ................................................            447,181             419,139
                                                                                         -----------         -----------
      Total liabilities and stockholders' equity ................................        $ 1,089,849         $ 1,091,192
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ---------------------     ---------------------
                                                                    2003         2002         2003         2002
                                                                  --------     --------     --------     --------
Revenues:
   Net earned premium .......................................     $ 74,658     $ 75,742     $143,676     $142,963
   Net investment income ....................................        6,652        7,121       13,351       14,227
   Net realized investment gains ............................        1,098        1,601        1,828        1,323
                                                                  --------     --------     --------     --------
      Total revenues ........................................       82,408       84,464      158,855      158,513
                                                                  --------     --------     --------     --------

Expenses:
   Net losses and loss adjustment expenses ..................       20,235       19,606       38,841       36,253
   Net commissions, brokerage and other underwriting expenses       47,940       45,594       92,236       87,146
   Interest expense .........................................          455          445          808          903
                                                                  --------     --------     --------     --------
      Total expenses ........................................       68,630       65,645      131,885      124,302
                                                                  --------     --------     --------     --------

Income before income taxes ..................................       13,778       18,819       26,970       34,211
Income taxes ................................................        3,517        5,917        7,142       10,752
                                                                  --------     --------     --------     --------
Net income ..................................................     $ 10,261     $ 12,902     $ 19,828     $ 23,459
                                                                  ========     ========     ========     ========

Earnings per share ..........................................     $   0.24     $   0.30     $   0.46     $   0.55
                                                                  ========     ========     ========     ========

Earnings per share, assuming dilution .......................     $   0.24     $   0.30     $   0.46     $   0.55
                                                                  ========     ========     ========     ========

Weighted average shares outstanding .........................       42,959       42,900       42,958       42,868
                                                                  ========     ========     ========     ========

Weighted average shares outstanding, assuming dilution ......       42,963       43,066       42,963       43,038
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Common
                                                                            Stock                    Additional
                                                                            Shares      Common        Paid-In     Comprehensive
                                                                          Outstanding    Stock        Capital         Income
                                                                          -----------  ---------     ----------   --------------
Balance, December 31, 2001 ...........................................        42,780   $     442     $ 254,133
Comprehensive income:
   Net income ........................................................            --          --            --      $  23,459
Other comprehensive income:
   Change in unrealized losses on securities (after income taxes), net
   of reclassification adjustment of $428 ............................            --          --            --          5,888
                                                                                                                    ---------
      Total comprehensive income .....................................                                              $  29,347
                                                                                                                    =========
Issuance of treasury stock to employee stock purchase program ........             5                         6
Stock options exercised and other ....................................           130           2         1,387
Dividends paid to stockholders .......................................            --          --            --
                                                                              ------   ---------     ---------
Balance, June 30, 2002 ...............................................        42,915   $     444     $ 255,526
                                                                              ======   =========     =========

Balance, December 31, 2002 ...........................................        42,947   $     444     $ 255,765
Comprehensive income:
   Net income ........................................................            --          --            --      $  19,828
Other comprehensive income:
   Change in unrealized gains on securities (after income taxes), net
   of reclassification adjustment of $(1,634) ........................            --          --            --          8,148
                                                                                                                    ---------
      Total comprehensive income .....................................                                              $  27,976
                                                                                                                    =========

Issuance of treasury stock to employee stock purchase program ........             9          --           (38)
Stock options exercised and other ....................................             3          --             4
                                                                           ---------   ---------     ---------
Balance, June 30, 2003 ...............................................        42,959   $     444     $ 255,731
                                                                           =========   =========     =========

                                                                                      Accumulated
                                                                                         Other        Treasury       Total
                                                                         Retained     Comprehensive     Stock      Stockholders'
                                                                         Earnings     Income (Loss)   (at cost)      Equity
                                                                         ---------   --------------   ---------   -------------
Balance, December 31, 2001 ...........................................   $ 149,128     $     278      $ (15,553)     $ 388,428
Comprehensive income:
   Net income ........................................................      23,459            --             --         23,459
Other comprehensive income:
   Change in unrealized losses on securities (after income taxes), net
   of reclassification adjustment of $428 ............................          --         5,888             --          5,888

      Total comprehensive income .....................................

Issuance of treasury stock to employee stock purchase program ........                                       53             59
Stock options exercised and other ....................................          --            --             --          1,389
Dividends paid to stockholders .......................................     (12,869)           --             --        (12,869)
                                                                         ---------     ---------      ---------      ---------
Balance, June 30, 2002 ...............................................   $ 159,718     $   6,166      $ (15,500)     $ 406,354
                                                                         =========     =========      =========      =========

Balance, December 31, 2002 ...........................................   $ 158,515     $  19,861      $ (15,446)     $ 419,139
Comprehensive income:
   Net income ........................................................      19,828            --             --         19,828
Other comprehensive income:
   Change in unrealized gains on securities (after income taxes), net
   of reclassification adjustment of $(1,634) ........................          --         8,148             --          8,148

      Total comprehensive income .....................................

Issuance of treasury stock to employee stock purchase program ........                                       99             61
Stock options exercised and other ....................................           1            --             --              5
                                                                         ---------     ---------      ---------      ---------
Balance, June 30, 2003 ...............................................   $ 178,344     $  28,009      $ (15,347)     $ 447,181
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                         ---------      ---------
                                                                                           2003           2002
                                                                                         ---------      ---------
OPERATING ACTIVITIES:
   Net income ......................................................................     $  19,828      $  23,459
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................         2,090          1,929
      Accretion of bond discount, net ..............................................           915            410
      Net realized investment (gains) losses .......................................        (1,828)        (1,323)
   Changes in:
      Insurance receivables ........................................................        (7,486)        20,740
      Reserve for unearned premiums ................................................        12,203         11,412
      Reserve for unpaid losses and loss adjustment expenses .......................       (26,223)        (7,065)
      Deferred policy acquisition costs ............................................        (8,159)        (7,360)
      Deferred income taxes, net ...................................................         1,500          2,808
      Reinsurance and other payables to affiliates .................................       (15,975)            82
      Prepaid reinsurance premiums .................................................         2,377         (3,586)
      Other assets and liabilities .................................................           146         (4,516)
                                                                                         ---------      ---------

         Net cash (used in) provided by operating activities .......................       (20,612)        36,990
                                                                                         ---------      ---------

INVESTING ACTIVITIES:
   Fixed income securities:
      Purchases ....................................................................       (38,359)      (107,363)
      Maturities ...................................................................        15,370         69,426
      Sales ........................................................................        53,321         36,382
   Purchases of equity securities ..................................................          (225)       (17,786)
   Proceeds from the sale of equity securities .....................................            88          1,465
   Changes in short-term investments ...............................................        (7,779)          (982)
   Purchases of property and equipment .............................................        (1,104)        (2,120)
   Changes in receivables/payables for securities sold/purchased ...................        (3,031)       (10,939)
   Other, net ......................................................................            82            118
                                                                                         ---------      ---------

         Net cash provided by (used in) investing activities .......................        18,363        (31,799)
                                                                                         ---------      ---------

FINANCING ACTIVITIES:
   Principal payments on debt ......................................................        (5,000)            --
   Dividends to stockholders .......................................................            --         (6,431)
   Employee stock option exercises .................................................             5          1,266
   Issuance of treasury stock to employee stock purchase plan ......................            61             59
                                                                                         ---------      ---------

         Net cash used in financing activities .....................................        (4,934)        (5,106)
                                                                                         ---------      ---------

Increase (decrease) in cash ........................................................        (7,183)            85
Cash at beginning of period ........................................................        14,979         13,159
                                                                                         ---------      ---------
Cash at end of period ..............................................................     $   7,796      $  13,244
                                                                                         =========      =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest .....................................................................     $     555      $   1,195
      Income taxes .................................................................     $   5,000      $   7,000

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

     In January of 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ("ARB No. 51")" ("FIN No. 46"). As a general rule, ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary is a condition pointing toward preparation of consolidated financial statements of the parent and its subsidiary. FIN No. 46 clarifies the exceptions to this general rule, as enunciated in paragraph 2 of ARB No. 51. FIN No. 46 requires an entity to consolidate a variable interest entity ("VIE") even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

     FIN No. 46 defines a VIE as one in which a) the equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties which is provided through other interests that will absorb some or all of the expected losses of the entity or b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest i) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights or ii) the obligation to absorb the expected losses of the entity, if they occur or receive residual returns of the entity, if they occur or iii) the right to receive the expected residual returns of the entity if they occur. The primary beneficiary of a VIE is required to consolidate the results of operations of the VIE. Financial statements issued after January 31, 2003 are required to disclose the nature, purpose, activities and size of the VIE and maximum exposure to loss as a result of its involvement with the VIE. The Company reviewed FIN No. 46 and is of the opinion that the Company is neither a primary beneficiary of a VIE nor does it have a significant involvement with a VIE.

     In December 2002, the FASB issued SFAS No. 148 entitled "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS No.148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard beginning with the 2002 annual financial statements. The Company has not adopted fair value accounting in 2003. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its plans as allowed for under the provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. Had compensation cost for these plans been determined on the fair value at the grant date for options granted, the Company's pro forma net income for the six months ended June 30, 2003 and 2002 would have been $19.7 million and $23.4 million, respectively. Diluted net income per share would have been $0.45 and $0.55 for the six months ended June 30, 2003 and 2002, respectively.

     In April of 2003, the FASB issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No.149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of SFAS No. 149 to have a significant impact on the Company's financial position or results of operations.

     In May of 2003, the FASB issued SFAS No. 150 entitled "Accounting for Certain Financial

Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer of financial instruments classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS No. 150 modifies the accounting and financial statement disclosures of certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 affects the issuer's accounting for three types of financial instruments that are required to be accounted for as liabilities.

     SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For all financial instruments entered into prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003, which for CNA Surety begins July 1, 2003. The Company does not have any financial instruments outstanding to which provisions of SFAS 150 apply, therefore the adoption of SFAS 150 is not expected to have any impact on the Company's financial position or results of operations.

2.   INVESTMENTS

     The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at June 30, 2003 and December 31, 2002, by investment category, were as follows (dollars in thousands):

                                                                    Gross        Gross
                                                  Amortized Cost  Unrealized   Unrealized   Estimated Fair
                 June 30, 2003                       or Cost         Gains       Losses         Value
------------------------------------------------  --------------  ----------   ----------   -------------
Fixed income securities:
U.S. Treasury securities and obligations of
   U.S. Government and agencies:
      U.S. Treasury ............................     $ 16,113      $  1,152     $     --      $ 17,265
      U.S. Agencies ............................        6,555           345          (16)        6,884
      Collateralized mortgage obligations ......           90             3           --            93
      Mortgage pass-through securities .........       13,758           714           --        14,472
Obligations of states and political
   subdivisions.................................      360,720        29,762          (87)      390,395
Corporate bonds ................................       68,317         7,412           (8)       75,721
Non-agency collateralized mortgage obligations..        8,787           634          (35)        9,386
Other asset-backed securities:
   Second mortgages/home equity loans ..........       10,139           652           --        10,791
   Credit card receivables .....................        5,000            97           --         5,097
   Other .......................................        7,498           945           --         8,443
Redeemable preferred stock .....................       13,406         1,540           --        14,946
                                                     --------      --------     --------      --------
      Total fixed income securities ............      510,383        43,256         (146)      553,493

Equity securities ..............................          983            --          (20)          963
                                                     --------      --------     --------      --------
      Total ....................................     $511,366      $ 43,256     $   (166)     $554,456
                                                     ========      ========     ========      ========

                                                                    Gross        Gross
                                                  Amortized Cost  Unrealized  Unrealized   Estimated Fair
                December 31, 2002                    or Cost        Gains       Losses         Value
------------------------------------------------  --------------  ----------  -----------  --------------
Fixed income securities:
U.S. Treasury securities and obligations of
   U.S. Government and agencies:
      U.S. Treasury ............................     $ 16,140      $    960     $     --      $ 17,100
      U.S. Agencies ............................       29,396           537           (3)       29,930
      Collateralized mortgage obligations ......          156             7           --           163
      Mortgage pass-through securities .........       20,981         1,066           --        22,047
Obligations of states and political
   subdivisions.................................      347,918        20,099          (83)      367,934
Corporate bonds ................................       76,181         6,154         (190)       82,145
Non-agency collateralized mortgage obligations..       10,497           477          (58)       10,916
Other asset-backed securities:
   Second mortgages/home equity loans ..........       11,842           614           --        12,456
   Credit card receivables .....................        5,000            87           --         5,087
   Other .......................................        7,838           653           --         8,491
Redeemable preferred stock .....................       13,415           854           --        14,269
                                                     --------      --------     --------      --------
      Total fixed income securities ............      539,364        31,508         (334)      570,538

Equity securities ..............................          852            --          (91)          761
                                                     --------      --------     --------      --------
      Total ....................................     $540,216      $ 31,508     $   (425)     $571,299
                                                     ========      ========     ========      ========

     The Company's investment portfolio generally is managed to maximize after-tax investment return, while minimizing credit risk with investments concentrated in high quality fixed income securities. CNA Surety's portfolio is managed to provide diversification by limiting exposures to any one industry, issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolio is structured to support CNA Surety's insurance underwriting operations and to consider the expected duration of liabilities and short-term cash needs. In achieving these goals, assets may be sold to take advantage of market conditions or other investment opportunities or regulatory, credit and tax considerations. These activities will produce realized gains and losses.

      CNA Surety classifies its fixed income securities and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed income securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value are reported as a component of other comprehensive income.

     Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Balance Sheets and Consolidated Statements of Income. The Company's Quantitative and Qualitative Discussion about Market Risk is contained in Item 3 of this Form 10-Q.

3.   REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                 Three Months Ended June 30,
                    --------------------------------------------------
                             2003                        2002
                    --------------------------------------------------
                    Written        Earned        Written       Earned
                    --------      --------      --------      --------
Direct ........     $ 46,398      $ 39,212      $ 36,521      $ 32,975
Assumed .......       51,048        52,718        58,931        51,961
Ceded .........      (16,337)      (17,272)       (9,057)       (9,194)
                    --------      --------      --------      --------
                    $ 81,109      $ 74,658      $ 86,395      $ 75,742
                    ========      ========      ========      ========

                                    Six Months Ended June 30,
                    -----------------------------------------------------
                              2003                          2002
                    ------------------------      ------------------------
                     Written        Earned         Written        Earned
                    ---------      ---------      ---------      ---------
Direct ........     $  88,765      $  75,515      $  73,293      $  64,688
Assumed .......       100,352        101,405        104,273        101,502
Ceded .........       (30,862)       (33,244)       (26,778)       (23,227)
                    ---------      ---------      ---------      ---------
                    $ 158,255      $ 143,676      $ 150,788      $ 142,963
                    =========      =========      =========      =========

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                 Three Months Ended June 30,
                                                       ---------------------------------------------
                                                                2003                     2002
                                                       ---------------------     -------------------
                                                          $           Ratio         $          Ratio
                                                       --------      -------     --------      -----
Gross losses and loss adjustment expenses ........     $ 44,006         47.9%    $ 23,092       27.2%
Ceded amounts ....................................      (23,771)       137.6%      (3,486)      37.9%
                                                       --------                  --------
Net losses and loss adjustment expenses ..........     $ 20,235         27.1%    $ 19,606       25.9%
                                                       ========                  ========

                                                                   Six Months Ended June 30,
                                                       ----------------------------------------------
                                                                2003                    2002
                                                       ----------------------------------------------
                                                          $            Ratio       $            Ratio
                                                       --------        -----    --------        -----
Gross losses and loss adjustment expenses ........     $ 71,919        40.7%    $ 41,156        24.8%
Ceded amounts ....................................      (33,078)       99.5%      (4,903)       21.1%
                                                       --------                 --------
Net losses and loss adjustment expenses ..........     $ 38,841        27.0%    $ 36,253        25.4%
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

     The contract also includes similar special acceptance provisions for larger contract accounts contained in the 2002 Excess of Loss Treaty. In addition to the one large national contract principal and the two commercial principals excluded (based upon class of business in 2002), the Company's reinsurers have also excluded three other contract principals from the 2003 Excess of Loss Treaty for a total of six excluded principals. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $54 million and is currently rated B by Standard and Poor's ("S&P"). The other is a foreign industrial concern with an estimated bonded exposure in excess of the Company's $60 million net retention per principal under the applicable reinsurance contracts. Management estimates that this concern has an equivalent S&P rating of B+. With respect to the three contract principals other than the large national contractor, two principals have substantially completed asset sales, debt reductions and other reorganization efforts. Each of these four principals continues to perform their contractual obligations underlying the Company's surety bonds.

     The third contract principal is in claim and the claim adjustment process is in its early stages. Based upon currently available information, management believes that the reasonably possible net loss ranges from zero to $15.0 million, or equivalent to the Company's current per principal net retention under the 2003 Excess of Loss Treaty.

     In March 2003, CNA Financial Corporation ("CNAF") entered into a credit agreement with the large national contractor, which undertakes projects for the construction of government and private facilities, to provide loans to the contractor in a maximum aggregate amount of $86.4 million (the "Credit Facility"). Of the $86.4 million capacity, $62.1 million, including accrued interest, was outstanding at June 30, 2003. The Credit Facility and all related loans will mature in March 2006. Advances under the Credit Facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the Credit Facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

     In addition, in June of 2003, CNAF and one of its subsidiaries provided repayment guarantees to certain creditors of the contractor and a subsidiary of the contractor amounting to $8.7 million. Such guarantees were provided in order to allow the contractor to receive financial accommodations from a creditor and in order to comply with certain regulatory requirements. Under the terms of the guarantees, any payments made by CNAF, or any of its subsidiaries, would be considered a draw under the Credit Facility.

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

     Loews Corporation ("Loews") has purchased a participation interest in one-third of the loans and commitments under the new Credit Facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the credit facility proportionally with CNAF.

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

     Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. While CNA Surety believes that the contractor's restructuring efforts are expected to be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its restructuring plan or perform its contractual obligations underlying all of the Company's surety bonds could have a material adverse effect on CNA Surety's future results of operations, cash flows and capital resources. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, could be up to $200 million. However, the related party reinsurance treaties discussed below should limit the Company's per principal exposure to approximately $60 million.

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

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement expires on December 31, 2003; and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of June 30, 2003.

     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 28% of net written premiums written on such business. As of June 30, 2003 and December 31, 2002, CNA Surety had an insurance receivable balance from CCC and CIC of $65.6 million and $49.5 million, respectively. CNA Surety had reinsurance payables to CCC and CIC of $5.9 million and $24.3 million as of June 30, 2003 and December 31, 2002, respectively, primarily related to reinsured losses.

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expenses transferred to Western Surety by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as reestimated as of the end of such calendar quarter. There was not any adverse reserve development for the period from September 30, 1997 (date of inception) through June 30, 2003.

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

     The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of June 30, 2003, the Company had an estimated unpaid loss recoverable balance of approximately $13.3 million under the Stop Loss Contract.

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

4.   RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,
                                                                 --------------------------     -------------------------
                                                                    2003            2002           2003           2002
                                                                 ----------      ----------     ----------      ---------
Reserves at beginning of period:
Gross........................................................       254,118      $  312,225     $  303,433      $ 315,811
Ceded reinsurance............................................        97,941         154,043        137,301        166,318
                                                                 ----------      ----------     ----------      ---------
  Net reserves at beginning of period........................    $  156,177         158,182        166,132        149,493
                                                                 ==========      ==========     ==========      =========
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period.............        19,950          18,679         38,501         35,344
  Increase in provision for insured events of prior periods..           285             927            340            909
                                                                 ----------      ----------     ----------      ---------
     Total net incurred......................................        20,235          19,606         38,841         36,253
                                                                 ----------      ----------     ----------      ---------
Net payments attributable to:
  Current period events......................................        (1,238)          1,156           (733)         3,073
  Prior period events........................................        16,896          16,559         44,952         22,600
                                                                 ----------      ----------     ----------      ---------
     Total net payments......................................        15,658          17,715         44,219         25,673
                                                                 ----------      ----------     ----------      ---------

Net reserves at end of period................................       160,754         160,073        160,754        160,073
Ceded reinsurance at end of period...........................       116,456         148,673        116,456        148,673
                                                                 ----------      ----------     ----------      ---------
     Gross reserves at end of period                             $  277,210      $  308,746     $  277,210      $ 308,746
                                                                 ==========      ==========     ==========      =========

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. A number of those reinsurers have requested a variety of documents and reserved their rights before making a decision concerning coverage of the settlement under the reinsurance treaties. The Company has provided all requested information. Three reinsurers responsible for payment of 34% of the treaty proceeds have paid their portions of the claim. Two other reinsurers have sent the Company letters expressing reservations about the claim. One reinsurer has denied coverage. Pursuant to the treaty, the Company has sent a notice demanding arbitration to all the reinsurers that have not paid. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has provided no valuation allowance with respect to these reinsurance recoverables as of June 30, 2003.

     The company received claims on self insured workers compensation bonds furnished on behalf of three companies that have either recently filed for bankruptcy or have affiliates that filed for bankruptcy. The bonds were written in the 1970s and 1980s. The Company is in the process of investigating the total bond exposures involved, the underlying workers' claims that may be asserted against each bond, the ability of the principals to meet their contractual obligations underlying the Company's surety bonds and available reinsurance coverage. The Company currently has insufficient information to fully complete its claim evaluations, but the initial analysis indicates that the gross amount of exposure consists of approximately $46 million in bonds. Based upon currently available information, management believes that the ultimate claims made under these bonds will be less than the total face amount of the bonds and that required claim payments would occur over a number of years. The resolution of these matters could have a material adverse impact on the future results of operations and financial position of the Company.

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

     Effective January 30, 2003, the Company entered into an interest rate swap on the $30 million Term Loan. As a result, the current effective interest rate on the term loan as of June 30, 2003 was 2.58%.

     The Term Loan balance was reduced by $5 million on June 30, 2003 according to the scheduled amortization. Further amortization of the Term Loan will take place at $10,000,000 per year, in equal semi-annual installments of $5,000,000 on the following dates:

               Date                                     Amortization       Outstanding Balance
               ----                                     ------------       -------------------
September 30, 2003......................                  5,000,000             20,000,000
March 31, 2004..........................                  5,000,000             15,000,000
September 30, 2004......................                  5,000,000             10,000,000
March 31, 2005..........................                  5,000,000              5,000,000
September 30, 2005......................                  5,000,000                      0

     The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the 2002 Credit Facility, was 0.625% at June 30, 2003 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of June 30, 2003, the weighted average interest rate was 2.2% on the $55 million of outstanding borrowings. As of December 31, 2002, the weighted average interest rate on the 2002 Credit Facility was 2.0% on the $60 million of outstanding borrowings.

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

     In 1999, CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North

Carolina, insurance agency and brokerage doing business as The Bond Exchange, for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at June 30, 2003 was $0.8 million.

     The consolidated balance sheet reflects total debt of $55.8 million at June 30, 2003 and $60.8 million at December 31, 2002. The weighted average interest rate on outstanding borrowings was 2.3% and 2.0% at June 30, 2003 and December 31, 2002 respectively.

6.   COMMITMENTS AND CONTINGENCIES

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

Goodwill and Other Intangible Assets

     CNA Surety's Consolidated Balance Sheet as of June 30, 2003 includes goodwill and identified intangibles of approximately $143.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this and other acquisitions were generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

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

CNA Surety's Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $277.2 million and reinsurance receivables of $133.9 million at June 30, 2003. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will differ from the currently recorded amounts. An incremental percentage change in estimates of this magnitude could result in a material effect on reported earnings. For example, a 10% increase in the June 30, 2003 net estimate for unpaid losses and loss adjustment expenses would produce approximately a $16.1 million charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

FORMATION OF CNA SURETY AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into CNA Surety. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation ("Loews") owns approximately 90% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations.

BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 34,000 independent agencies. CNA Surety's principal insurance subsidiary is Western Surety. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and CIC, small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; and errors and omissions ("E&O") liability insurance. Western Surety is a licensed insurer in all 50 states, the District of Columbia and Puerto Rico. USA is licensed in 44 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), is licensed in 28 states and the District of Columbia.

FINANCIAL STRENGTH RATINGS

     A.M. BEST COMPANY, INC. ("A.M. BEST")

Western Surety is currently rated A+ (Superior), by A.M. Best. An A+ (Superior) rating is assigned to those companies which A.M. Best believes have achieved superior overall performance when compared to the norms of the property and casualty insurance industry. A+ (Superior) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. Through intercompany reinsurance and related agreements, CNA Surety's customers have access to CCC's broader underwriting capacity. CCC is currently rated A (Excellent) by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest.

     STANDARD AND POOR'S ("S&P")

CCC and Western Surety are both currently rated A- (Strong), by S&P. On August 7, 2003, S & P placed CCC and Western Surety on credit watch with negative implications. S&P's letter ratings range from AAA+ (Extremely Strong) to CC (Extremely Weak) with AAA+ being highest. Ratings from 'AA' to 'CCC' may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. An insurer rated 'A' has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

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

RESULTS OF OPERATIONS

     Financial Measures

     The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") discusses certain generally accepted accounting principles ("GAAP") and non-GAAP financial measures in order to provide information used by management to monitor the Company's operating performance. Management utilizes various financial measures to monitor the Company's insurance operations and investment portfolio. Underwriting results, which are derived from certain income statement amounts, are considered a non-GAAP financial measure and are used by management to monitor performance of the Company's insurance operations. The Company's investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments produce realized gains and losses, which is also a component used in the calculation of net income and is a non-GAAP financial measure.

     Underwriting results are computed as net earned premiums less net loss and loss adjustment expenses and net commissions, brokerage and other underwriting expenses. Management uses underwriting income to monitor its insurance operations' results without the impact of certain factors, including net investment income, net realized investment gains (losses) and interest expense. Management excludes these factors in order to analyze the direct relationship between net earned premiums and the related net loss and loss adjustment expenses along with net commissions, brokerage and other underwriting expenses.

     Operating ratios are calculated using insurance results and are widely used by the insurance industry and regulators such as state departments of insurance and the National Association of Insurance Commissioners for financial regulation and as a basis of comparison among companies. The ratios discussed in the Company's MD&A are calculated using GAAP financial results and include the net loss and loss adjustment expense ratio ("loss ratio") as well as the net commissions, brokerage and other underwriting expense ratio ("expense ratio") and combined ratio. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of net commissions, brokerage and other underwriting expenses, including the amortization of deferred acquisition costs, to net earned premiums. The combined ratio is the sum of the loss and expense ratios.

     The Company's investment portfolio is monitored by management through analyses of various factors including unrealized gains and losses on securities, portfolio duration and exposure to interest rate, market and credit risk. Based on such analyses, the Company may impair an investment security in accordance with its policy, or sell a security. Such activities will produce net realized investment gains and losses.

     While management uses various non-GAAP financial measures to monitor various aspects of the Company's performance, net income is the most directly comparable GAAP measure and represents a more comprehensive measure of operating performance. Management believes that its process of evaluating performance through the use of these non-GAAP financial measures provides a basis for enhanced understanding the operating performance and the impact to net income as a whole. Management also believes that investors may find these widely used non-GAAP financial measures described above useful in interpreting the underlying trends and performance, as well as to provide visibility into the significant components of net income.

     CNA SURETY RESULTS FOR THREE- AND SIX- MONTHS ENDED JUNE 30, 2003 AND 2002

     The components of income for the Company for the three and six months ended June 30, 2003 and 2002 are summarized as follows (dollars in thousands):

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                        June 30,
                                                          -------------------------      --------------------------
                                                             2003           2002            2003            2002
                                                          ----------     ----------      ----------      ----------
Total revenues................................            $   82,408     $   84,464      $  158,855      $  158,513
                                                          ==========     ==========      ==========      ==========

Underwriting income...........................            $    6,483     $   10,542      $   12,599      $   19,564
Net investment income.........................                 6,652          7,121          13,351          14,227
Net realized investment gains.................                 1,098          1,601           1,828           1,323
Interest expense..............................                   455            445             808             903
                                                          ----------     ----------      ----------      ----------
Income before income taxes....................                13,778         18,819          26,970          34,211
Income taxes..................................                 3,517          5,917           7,142          10,752
                                                          ----------     ----------      ----------      ----------
Net income....................................            $   10,261     $   12,902      $   19,828      $   23,459
                                                          ==========     ==========      ==========      ==========

Net income per share..........................            $     0.24     $     0.30      $     0.46      $     0.55
                                                          ==========     ==========      ==========      ==========

     Insurance Underwriting

     Underwriting results for the Company for the three and six months ended June 30, 2003 and 2002 are summarized in the following table (dollars in thousands):

                                                             Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,
                                                          -------------------------      --------------------------
                                                             2003           2002            2003            2002
                                                          ----------     ----------      ----------      ----------
Gross written premiums........................            $   97,446     $   95,452      $  189,117      $  177,566
                                                          ==========     ==========      ==========      ==========

Net written premiums..........................            $   81,109     $   86,395      $  158,255      $  150,788
                                                          ==========     ==========      ==========      ==========

Net earned premiums...........................            $   74,658     $   75,742      $  143,676      $  142,963
Net losses and loss adjustment expenses.......                20,235         19,606          38,841          36,253
Net commissions, brokerage and other
underwriting expenses.........................                47,940         45,594          92,236          87,146
                                                          ----------     ----------      ----------      ----------
Underwriting income...........................            $    6,483     $   10,542      $   12,599      $   19,564
                                                          ==========     ==========      ==========      ==========

Loss ratio....................................                  27.1%          25.9%           27.0%           25.4%
Expense ratio.................................                  64.2           60.2            64.2            60.9
                                                          ----------     ----------      ----------      ----------
Combined ratio................................                  91.3%          86.1%           91.2%           86.3%
                                                          ==========     ==========      ==========      ==========

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

     Gross written premiums are shown in the table below (dollars in thousands):

                                                             Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,
                                                          -------------------------      --------------------------
                                                             2003            2002           2003            2002
                                                          ----------     ----------      ----------      ----------
Contract......................................            $   59,165     $   53,890      $  100,788      $   93,270
Commercial....................................                31,160         34,897          73,175          69,985
Fidelity and other............................                 7,121          6,665          15,154          14,311
                                                          ----------     ----------      ----------      ----------
                                                          $   97,446     $   95,452      $  189,117      $  177,566
                                                          ==========     ==========      ==========      ==========

     Gross written premiums increased 2.1%, or $2.0 million, for the three months ended June 30, 2003 over the comparable period in 2002. Contract surety gross written premiums increased 9.8%, or $5.3 million, as compared to 2002 primarily due to improving rates. Commercial surety in the second quarter of 2003 decreased by $3.7 million, or 10.7%, due to the Company's ongoing efforts to reduce aggregate exposures to large commercial accounts. In the second quarter of 2003, the Company experienced continued volume growth of small commercial products along with improving rates on large commercial and contract bonds. The estimated impact of the Company's large commercial account exposure reduction of $1.7 billion for the first six months of 2003 represents approximately $8 million in annual premium, assuming an average rate per $1,000 of bond exposure of $4.51, or 45 basis points. Fidelity and other products increased 6.8%, or $0.5 million, to $7.1 million for the three months ended June 30, 2003 as compared to the same period in 2002 due primarily to volume growth in fidelity and E&O products.

     Gross written premiums increased 6.5%, or $11.6 million, for the six months ended June 30, 2003 over the comparable period in 2002. Gross written premiums for contract surety and commercial surety increased 8.1%, or $7.5 million, and 4.6%, or $3.2 million, respectively for the six months ended June 30, 2003 reflecting trends comparable to the quarter. Fidelity and other products increased 5.9% to $15.2 million for the six months ended June 30, 2003 as compared to the same period in 2002 due primarily to volume growth in fidelity and E&O products.

     Net written premiums are shown in the table below (dollars in thousands):

                                                             Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,
                                                          -------------------------      --------------------------
                                                             2003           2002            2003            2002
                                                          ----------     ----------      ----------      ----------
Contract......................................            $   51,657     $   49,947      $   86,696      $   81,182
Commercial....................................                22,654         30,094          57,083          55,943
Fidelity and other............................                 6,798          6,354          14,476          13,663
                                                          ----------     ----------      ----------      ----------
                                                          $   81,109     $   86,395      $  158,255      $  150,788
                                                          ==========     ==========      ==========      ==========

     For the three months ended June 30, 2003, net written premiums decreased 6.1%, or $5.3 million, to $81.1 million as compared to the same period in 2002, reflecting higher reinsurance costs partially offset by the aforementioned gross production changes. Ceded written premiums increased $7.3 million to $16.3 million for the second quarter of 2003 compared to the same period of last year primarily due to changes in the Company's reinsurance programs as more fully described below. Net written premiums for contract surety business increased 3.4%, or $1.7 million, to $51.7 million. Net written premiums for commercial surety decreased 24.7%, or $7.4 million, to $22.7 million for the three months ended June 30, 2003. Fidelity and other products increased 7.0%, or $0.4 million, to $6.8 million for the three months ended June 30, 2003 as compared to the same period in 2002.

     For the six months ended June 30, 2003, net written premiums increased 5.0% to $158.3 million as compared to the same period in 2002, reflecting the aforementioned gross production changes partially offset by effects of higher reinsurance costs. Ceded written premiums increased $4.1 million to $30.9 million for the six months ended June 30, 2003. Net written premiums for contract surety business increased 6.8% to $86.7 million. Net written premiums for commercial surety increased 2.0% to $57.1 million for the first six months in 2003. Fidelity and other products increased 6.0% to $14.5 million for the first six months in 2003 as compared to the same period in 2002.

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

     The contract also includes similar special acceptance provisions for larger contract accounts contained in the 2002 Excess of Loss Treaty. In addition to the one large national contract principal and the two commercial principals excluded (based upon class of business in 2002), the Company's reinsurers have also excluded three other contract principals from the 2003 Excess of Loss Treaty for a total of six excluded principals. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $54 million and is currently rated B by Standard and Poor's ("S&P"). The other is a foreign industrial concern with an estimated bonded exposure in excess of the Company's $60 million net retention per principal under the applicable reinsurance contracts. Management estimates that this concern has an equivalent S&P rating of B+. With respect to the three contract principals other than the large national contractor, two principals have substantially completed asset sales, debt reductions and other reorganization efforts. Each of these four principals continues to perform their contractual obligations underlying the Company's surety bonds.

     The third contract principal is in claim and the claim adjustment process is in its early stages. Based upon currently available information, management believes that the reasonably possible net loss ranges from zero to $15.0 million, or equivalent to the Company's current per principal net retention under the 2003 Excess of Loss Treaty.

     In March 2003, CNA Financial Corporation ("CNAF") entered into a credit agreement with the large national contractor, which undertakes projects for the construction of government and private facilities, to provide loans to the contractor in a maximum aggregate amount of $86.4 million (the "Credit Facility"). Of the $86.4 million capacity, $62.1 million, including accrued interest, was outstanding at June 30, 2003. The Credit Facility and all related loans will mature in March 2006. Advances under the Credit Facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the Credit Facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

     In addition, in June of 2003, CNAF and one of its subsidiaries provided repayment guarantees to certain creditors of the contractor and a subsidiary of the contractor amounting to $8.7 million. Such guarantees were provided in order to allow the contractor to receive financial accommodations from a creditor and in order to comply with certain regulatory requirements. Under the terms of the guarantees, any payments made by CNAF, or any of its subsidiaries, would be considered a draw under the Credit Facility.

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

     Loews Corporation ("Loews") has purchased a participation interest in one-third of the loans and commitments under the new Credit Facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the credit facility proportionally with CNAF.

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

     Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. While CNA Surety believes that the contractor's restructuring efforts are expected to be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its restructuring plan or perform its contractual obligations underlying all of the Company's surety bonds could have a material adverse effect on CNA Surety's future results of operations, cash flows and capital resources. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, could be up to $200 million. However, the related party reinsurance treaties discussed below should limit the Company's per principal exposure to approximately $60 million.

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

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement expires on December 31, 2003; and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of June 30, 2003.

     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 28% of net written premiums written on such business. As of June 30, 2003 and December 31, 2002, CNA Surety had an insurance receivable balance from CCC and CIC of $65.6 million and $49.5 million, respectively. CNA Surety had reinsurance payables to CCC and CIC of $5.9 million and $24.3 million as of June 30, 2003 and December 31, 2002, respectively, primarily related to reinsured losses.

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expenses transferred to Western Surety by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as reestimated as of the end of such calendar quarter. There was not any adverse reserve development for the period from September 30, 1997 (date of inception) through June 30, 2003.

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

     The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of June 30, 2003, the Company had an estimated unpaid loss recoverable balance of approximately $13.3 million under the Stop Loss Contract.

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

     Underwriting Income

     Underwriting income decreased 38.5% to $6.5 million for the three months ended June 30, 2003 compared to $10.5 million for the same period in 2002. Underwriting income decreased 35.6% to $12.6 million for the six months ended June 30, 2003 compared to the same period in 2002. This decrease is primarily due to higher current accident year reserving and the impact of increased reinsurance costs on net earned premiums. Increased claim severity in recent years has caused the Company to increase its estimates of gross and net incurred losses. In addition, these trends adversely impacted the cost and availability of reinsurance.

     The Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has continued with various exposure management initiatives, particularly to reduce its risks on large commercial accounts. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, by 30% in 2003 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                        Number of Accounts       Total Exposure (dollars in billions)
                                             As of                             As of
                                     -----------------------     ------------------------------------
                                      June 30,  December 31,      June 30,    December 31,      %
Commercial Account Exposure             2003       2002             2003         2002       Reduction
----------------------------         ---------  ------------     --------     ------------  ---------
$100 million and larger                   8         14           $    1.4       $   2.7       46.6%
$ 50 to $ 100 million                    13         19                0.9           1.2       32.0
$ 25 to $  50 million                    18         16                0.6           0.6          -
$ 10 to $  25 million                    70         75                1.1           1.2       11.6
                                        ---        ---           --------       -------
Total                                   109        124           $    4.0       $   5.7       30.1%
                                        ===        ===           ========       =======

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

     Net Loss Ratio

     The net loss ratios for the three months ended June 30, 2003 and 2002 were 27.1% and 25.9%, respectively. The loss ratios included $0.3 million and $0.9 million of net unfavorable loss reserve development for the three months ended June 30, 2003 and 2002, respectively. Excluding the impact of loss reserve development, the net loss ratios would have been 26.7% and 24.7% for the period ended June 30, 2003 and June 30, 2002, respectively. For the six months ended June 30, 2003 and 2002, the net loss ratios were 27.0% and 25.4%, respectively. The loss ratios included $0.3 million and $0.9 million of net unfavorable reserve development for the six months ended June 30, 2003 and 2002, respectively. Excluding the impact of loss reserve development, the loss ratios would have been 26.8% and 24.8% for the six-month periods ended June 30, 2003 and June 30, 2002, respectively. The increase in the adjusted loss ratio in 2003 resulted from the Company's increased expected baseline accident year net loss ratio of branch contract and commercial business due to recent adverse loss trends together with uncertainties with respect to the economy and credit markets. The Company is using an initial 2003 accident year net loss ratio of 36.0% for the medium to large commercial and contract branch business compared to 30.0% in the first six months of 2002. This business represents about 52% of the Company's 2003 gross premiums.

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. A number of those reinsurers have requested a variety of documents and reserved their rights before making a decision concerning coverage of the settlement under the reinsurance treaties. The Company has provided all requested information. Three reinsurers responsible for payment of 34% of the treaty proceeds have paid their portions of the claim. Two other reinsurers have sent the Company letters expressing reservations about the claim. One reinsurer has denied coverage. Pursuant to the treaty, the Company has sent a notice demanding arbitration to all the reinsurers that have not paid. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has provided no valuation allowance with respect to these reinsurance recoverables as of June 30, 2003.

     The company received claims on self insured workers compensation bonds furnished on behalf of three companies that have either recently filed for bankruptcy or have affiliates that filed for bankruptcy. The bonds were written in the 1970s and 1980s. The Company is in the process of investigating the total bond exposures involved, the underlying workers' claims that may be asserted against each bond, the ability of the principals to meet their contractual obligations underlying the Company's surety bonds and available reinsurance coverage. The Company currently has insufficient information to fully complete its claim evaluations, but the initial analysis indicates that the gross amount of exposure consists of approximately $46 million in bonds. Based upon currently available information, management believes that the ultimate claims made under these bonds will be less than the total face amount of the bonds and that required claim payments would occur over a number of years. The resolution of these matters could have a material adverse impact on the future results of operations and financial position of the Company.

     Expense Ratio

     The expense ratio increased to 64.2% for the three months ended June 30, 2003 compared to 60.2% for the same period in 2002. For the six months ended June 30, 2003, the expense ratio increased to 64.2% from 60.9% for the same period in 2002. The increase in the expense ratio for the three and six months ended June 30, 2003 primarily reflects the impact of higher reinsurance costs on net earned premiums. Net earned premiums declined 1.4% and operating expenses increased 5.2% for the three months ended June 30, 2003. For the six months ended June 30, 2003, net earned premiums increased 0.5% and operating expenses increased at a higher rate of 5.8%.

     Investment Income

     For the three months ended June 30, 2003, net investment income was $6.7 million compared to the three months ended June 30, 2002 of $7.1 million. The decrease in investment income primarily reflects the impact of lower investment yields and higher investment in tax-exempt securities. The annualized pretax yields were 4.6% and 5.0% for the three months ended June 30, 2003 and 2002, respectively. The annualized after-tax yields for the Company's portfolio were 3.8% and 3.9% for the three months ended June 30, 2003 and 2002. Net investment income for the six months ended June 30, 2003 and 2002 was $13.4 million and $14.2 million, respectively. The annualized pretax yields were 4.6% and 5.0% for the six months ended June 30, 2003 and 2002. The annualized after-tax yields were 3.8% for both the six months ended June 30, 2003 and 2002.

     Net realized investment gains were approximately $1.1 million for the three months ended June 30, 2003 compared to net realized investment gains of approximately $1.6 million for the same period in 2002. Net realized investment gains were approximately $1.8 million for the six months ended June 30, 2003 compared to net realized investment gains of approximately $1.3 for the same period in 2002.

     The following summarizes net realized investment gains (losses) activity:

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                       June 30,
                                                          -------------------------      --------------------------
                                                            2003            2002            2003            2002
                                                          ----------     ----------      ----------      ----------
Gross realized investment gains....................       $    1,105     $    2,028      $    2,366      $    2,371
Gross realized investment losses...................               (7)          (427)           (538)         (1,048)
                                                          ----------     ----------      ----------      ----------
Net realized investment gains......................       $    1,098     $    1,601      $    1,828      $    1,323
                                                          ==========     ==========      ==========      ==========

     The Company's investment portfolio generally is managed to maximize after-tax investment return, while minimizing credit risk with investments concentrated in high quality fixed income securities. CNA Surety's portfolio is managed to provide diversification by limiting exposures to any one industry, issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolio is structured to support CNA Surety's insurance underwriting operations and to consider the expected duration of liabilities and short-term cash needs. In achieving these goals, assets may be sold to take advantage of market conditions or other investment opportunities or regulatory, credit and tax considerations. These activities will produce realized gains and losses.

     Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income. The Company's Quantitative and Qualitative Discussion about Market Risk is contained in Item 3 of this Form 10-Q.

     Analysis of Other Operations

     Interest expense for the three months ended June 30, 2003 increased 2.3% as compared to the second quarter in 2002 Average debt outstanding was $60.8 million for the second quarter of 2003 compared to $76.2 million in the 2002. The weighted average interest rate for the three months ended June 30, 2003 was 2.4% compared to 2.1% for the same period in 2002. Interest expense decreased 10.5% for the first six months of 2003 as compared to the same period in 2002. Average debt outstanding was $60.8 million for the first six months in 2003 compared to $76.2 million in the first six months of 2002. The weighted average interest rate for the six months ended June 30, 2003 was 2.4% compared to 2.2% for the same period in 2002.

     Income Taxes

     Income tax expense was $3.5 million and $5.9 million and the effective income tax rates were 25.5% and 31.4% for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, income tax expense was $7.1 million and $10.8 million and the effective income tax rates were 26.5% and 31.4%, respectively. The decrease in the estimated effective tax rate in 2003 primarily relates to anticipated increases in tax exempt investment income as a proportion of taxable income.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At June 30, 2003, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $547.2 million of fixed income securities, $45.2 million of short-term investments, $1.1 million of other investments and $1.4 million of cash. At December 31, 2002, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $564.8 million of fixed income securities, $41.9 million of short-term investments, $1.3 million of other investments and $10.7 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At June 30, 2003, the parent company's invested assets consisted of $6.3 million of fixed income securities, $1.0 million of equity securities, $13.3 million of short-term investments and $6.4 million of cash. At December 31, 2002, the parent company's invested assets consisted of $5.7 million of fixed income securities, $0.8 million of equity securities, $8.8 million of short-term investments and $4.3 million of cash. As of June 30, 2003 and December 31, 2002, parent company short-term investments and cash included $7.7 million and $4.8 million, respectively, of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

     The Company's consolidated net cash flow used by operating activities was $20.6 million for the six months ended June 30, 2003 compared to net cash flow provided by operating activities of $37.0 million for the comparable period in 2002. The decrease in net cash flow provided by operating activities primarily relates to increased net loss payments, primarily related to settlement of litigation brought by Chase in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries, and decreases in reinsurance and other payables to affiliates.

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

     Outstanding borrowings under the 2002 Credit Facility were $55 million as of June 30, 2003, consisting of $30 million under the Revolving Credit Facility and $25 million under the Term Loan Facility. Effective January 30, 2003, the Company entered into an interest rate swap on the $30 million Term Loan. As a result, the current effective interest rate on the term loan as of June 30, 2003 was 2.58%.

     The Term Loan balance was reduced by $5 million on June 30, 2003 according to the scheduled amortization. Further amortization of the Term Loan will take place at $10,000,000 per year, in equal semi-annual installments of $5,000,000 on the following dates:

                Date                                     Amortization       Outstanding Balance
                ----                                     ------------       -------------------
September 30, 2003......................                  5,000,000             20,000,000
March 31, 2004..........................                  5,000,000             15,000,000
September 30, 2004......................                  5,000,000             10,000,000
March 31, 2005..........................                  5,000,000              5,000,000
September 30, 2005......................                  5,000,000                      0

     The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the 2002 Credit Facility, was 0.625% at June 30, 2003 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of June 30, 2003, the weighted average interest rate was 2.2% on the $55 million of outstanding borrowings. As of December 31, 2002, the weighted average interest rate on the 2002 Credit Facility was 2.0% on the $60 million of outstanding borrowings.

     The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best Company Inc. for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. As of June 30, 2003, the Company was in compliance with all restrictions and covenants contained in the 2002 Credit Facility.

     In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at June 30, 2003 was $0.8 million.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2003 is based on statutory surplus and income at and for the year ended December 31, 2002. Without prior regulatory approval in 2003, CNA Surety's insurance subsidiaries may pay stockholder dividends of $32.1 million in the aggregate. CNA Surety received $10.0 million and $12.0 million in dividends from its insurance subsidiaries during the first six months of 2003 and 2002, respectively. A dividend of $10.0 million was received by CNA Surety from its insurance subsidiaries on July 24, 2003.

     Combined statutory surplus totaled $240.5 million at June 30, 2003, resulting in a net written premium to statutory surplus ratio of 1.3 to 1. Approximately $226 million of the combined surplus relates to Western Surety. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2003 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $15 million plus a 5% co-participation in the $45 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $172.5 million at Western Surety. This surplus constraint may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $6.2 million for the six months ended June 30, 2003 and $3.5 million for the same period in 2002.

     Western Surety and SBCA each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. The underwriting limitations of Western Surety, SBCA and USA, based on each insurer's statutory surplus, were $20.7 million, $0.5 million and $1.3 million, respectively, for the twelve month period ended June 30, 2003. Effective July 1, 2003 through June 30, 2004, the underwriting limitations of Western Surety and SBCA are $21.9 million and $0.5 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms. Effective July 1, 2003 through June 30, 2004, the underwriting limitations of CCC and its affiliates total $569.6 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

     Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

     CNA Surety's investment portfolio is subject to economic losses due to adverse changes in the fair value of its financial instruments, or market risk. Interest rate risk represents the largest market risk factor affecting the Company's consolidated financial condition due to its significant level of investments in fixed income securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of the Company's fixed income portfolio. The fair value of these interest rate sensitive instruments may also be affected by the credit worthiness of the issuer, prepayment options, relative value of alternative investments, the liquidity of the instrument, income tax considerations and general market conditions. The Company manages its exposure to interest rate risk primarily through an asset/liability matching strategy. The Company's exposure to interest rate risk is mitigated by the relative short-term nature of its insurance and other liabilities. The targeted effective duration of the Company's investment portfolio is approximately 5 years, consistent with the expected duration of its insurance and other liabilities.

     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of June 30, 2003. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following table.

                                                                                                                      Hypothetical
                                                                                                   Estimated Fair      Percentage
                                                                                 Hypothetical        Value after        Increase
                                                                Fair Value at     Change in        Hypothetical     (Decrease) in
                                                                  June 30,       Interest Rate        Change in      Stockholders'
(dollars in thousands)                                              2003       (bp=basis points)    Interest Rate        Equity
                                                                -------------  -----------------   --------------   ---------------
Fixed Income Securities:
  U.S. Government and government agencies and authorities....    $   38,714     200 bp increase       $  35,333            (0.5)%
                                                                                100 bp increase          37,101            (0.2)
                                                                                100 bp decrease          40,267             0.2
                                                                                200 bp decrease          41,964             0.5

  States, municipalities and political subdivisions..........       390,395     200 bp increase         337,154            (7.7)
                                                                                100 bp increase         363,053            (4.0)
                                                                                100 bp decrease         418,571             4.1
                                                                                200 bp decrease         448,250             8.4

  Corporate bonds and all other..............................       124,384     200 bp increase         114,474            (1.4)
                                                                 ----------     100 bp increase         119,436            (0.7)
                                                                                100 bp decrease         129,230             0.7
                                                                                200 bp decrease         134,152             1.4

     Total fixed income securities...........................    $  553,493     200 bp increase         486,961            (9.7)
                                                                 ==========     100 bp increase         519,590            (4.9)
                                                                                100 bp decrease         588,068             5.0
                                                                                200 bp decrease         624,366            10.3

                                                                                                                      Hypothetical
                                                                                                    Estimated Fair     Percentage
                                                                                  Hypothetical       Value after        Increase
                                                                Fair Value at      Change in        Hypothetical     (Decrease) in
                                                                 December 31,     Interest Rate       Change in      Stockholders'
(dollars in thousands)                                              2002       (bp=basis points)    Interest Rate        Equity
                                                                -------------  -----------------    --------------   -------------
Fixed Income Securities:
  U.S. Government and government agencies and authorities....    $   69,240     200 bp increase       $  61,233            (1.2)%
                                                                                100 bp increase          65,075            (0.6)
                                                                                100 bp decrease          72,300             0.5
                                                                                200 bp decrease          75,547             1.0

  States, municipalities and political subdivisions..........       367,934     200 bp increase         335,430            (5.0)
                                                                                100 bp increase         350,594            (2.7)
                                                                                100 bp decrease         386,612             2.9
                                                                                200 bp decrease         406,784             6.0

  Corporate bonds and all other..............................       133,364     200 bp increase         126,858            (1.0)
                                                                 ----------     100 bp increase         130,128            (0.5)
                                                                                100 bp decrease         137,148             0.6
                                                                                200 bp decrease         140,893             1.2

     Total fixed income securities...........................    $  570,538     200 bp increase         523,521            (7.3)
                                                                 ==========     100 bp increase         545,797            (3.8)
                                                                                100 bp decrease         596,060             4.0
                                                                                200 bp decrease         623,224             8.2

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1. Legal Proceedings - None.

ITEM 2. Changes in the Rights of the Company's Security Holders - None.

ITEM 3. Defaults Upon Senior Securities - None.

ITEM 4. Submission of Matters to a Vote of Security Holders -

        At the Annual Meeting of Shareholders of CNA Surety Corporation held on May 13, 2003, the Company's shareholders voted on the following proposals. The numbers of shares issued, outstanding and eligible to vote as of the record date of March 17, 2003 were 42,958,957. Proxies representing 41,155,282 shares or approximately 96 percent of the eligible voting shares were tabulated.

        PROPOSAL I

        Election of Directors.

                                    Number of Shares/Votes
                                    ----------------------
                                  For        Authority Withheld
                                  ---        ------------------
Philip H. Britt               41,096,833            58,449
James R. Lewis                40,324,191           831,091
Roy E. Posner                 39,462,795         1,692,487
Adrian M. Tocklin             39,461,202         1,694,080
Mark C. Vonnahme              40,213,036           942,246

        PROPOSAL II

        To ratify the Board of Directors' appointment of the Company's independent auditors, Deloitte & Touche LLP for fiscal year 2003.

For                      41,044,900
Against                       6,716
Abstain                     103,666

ITEM 5. Other Information - None.

ITEM 6. Exhibits and Reports on Form 8-K:

        (a)      Exhibits: -

                 10(1) Employment Agreement dated as of June 30, 2003 by and between CNA Surety Corporation and John F. Welch.

                 31(1) Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

                 31(2) Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

                 32(1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

               32(2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer


         (b)   Reports on Form 8-K:

               May 6, 2003; CNA Surety Corporation Press Release issued on May 5, 2003.

               June 17, 2003; CNA Surety Corporation Press Release issued on June 17, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CNA SURETY CORPORATION
                             (Registrant)

                             /s/ Mark C. Vonnahme
                             -------------------------------------------
                             Mark C. Vonnahme
                             President and Chief Executive Officer

                             /s/ John S. Heneghan
                             -------------------------------------------
                             John S. Heneghan
                             Senior Vice President and Chief Financial Officer

Date: August 12, 2003