Form 10-Q
period 2003-09-30
CNA SURETY CORP
filed 2003-11-13
CIK 1044566

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

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

    42,978,052 shares of Common Stock, $.01 par value as of November 4, 2003.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                         Page
                                                                                                                         ----
Part I.   Financial Information:

          Item 1.      Condensed Consolidated Financial Statements:

                       Independent Accountants' Report ...............................................................     3

                       Condensed Consolidated Balance Sheets at September 30, 2003 and
                       at December 31, 2002 (Unaudited)...............................................................     4

                       Condensed Consolidated Statements of Income for the Three and Nine Months
                       Ended September 30, 2003 and 2002 (Unaudited)..................................................     5

                       Condensed Consolidated Statements of Stockholders' Equity for the
                       Nine Months Ended September 30, 2003 and 2002 (Unaudited)......................................     6

                       Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                       September 30, 2003 and 2002 (Unaudited)........................................................     7

                       Notes to Condensed Consolidated Financial Statements
                       at September 30, 2003 (Unaudited) ............................................................     8

          Item 2.      Management's Discussion and Analysis of Financial Condition and
                       Results of Operations..........................................................................    20

          Item 3.      Quantitative and Qualitative Discussions About Market Risk.....................................    37

          Item 4.      Controls and Procedures........................................................................    39

Part II.  Other Information:

          Item 1.      Legal Proceedings..............................................................................    40

          Item 2.      Changes in the Rights of the Company's Security Holders........................................    40

          Item 3.      Defaults Upon Senior Securities................................................................    40

          Item 4.      Submission of Matters to a Vote of Security Holders............................................    40

          Item 5.      Other Information..............................................................................    40

          Item 6.      Exhibits and Reports on Form 8-K ..............................................................    40

ITEM 1.FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three and nine month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Corporation's management.

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

Deloitte & Touche LLP
Chicago, Illinois
November 3, 2003

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                             September 30,   December 31,
                                                                                                 2003            2002
                                                                                             -------------   -------------
ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $521,400 and $539,364) .........   $     557,339   $     570,538
  Equity securities, at fair value (cost: $914 and $852) .................................             910             761
  Short-term investments, at cost (approximates fair value) ..............................          60,755          50,669
  Other investments, at fair value .......................................................           1,117           1,257
  Cash ...................................................................................          10,329          14,979
                                                                                             -------------   -------------
     Total invested assets and cash ......................................................         630,450         638,204
Deferred policy acquisition costs ........................................................         105,943          96,386
Insurance receivables:
  Premiums, including $14,583 and $34,097 from affiliates (net of allowance for
     doubtful accounts: $1,575 and $1,365) ...............................................          32,363          45,423
  Reinsurance, including $45,138 and $15,401 from affiliates .............................         153,196         127,776
Intangible assets  (net of accumulated amortization:  $25,523 and $25,523) ...............         138,785         143,785
Current income taxes recoverable .........................................................          28,099              --
Property and equipment, at cost (less accumulated
  depreciation: $18,052 and $16,047) .....................................................          16,421          17,260
Prepaid reinsurance premiums .............................................................           7,606          13,337
Receivable for securities sold ...........................................................           7,121               3
Other assets .............................................................................           9,270           9,018
                                                                                             -------------   -------------
       Total assets ......................................................................   $   1,129,254   $   1,091,192
                                                                                             =============   =============

LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses .............................................   $     384,906   $     303,433
  Unearned premiums ......................................................................         229,468         216,213
                                                                                             -------------   -------------
     Total reserves ......................................................................         614,374         519,646
Debt .....................................................................................          50,418          60,816
Deferred income taxes, net ...............................................................          30,568          30,727
Current income taxes payable .............................................................              --           5,123
Reinsurance and other payables to affiliates .............................................           4,035          23,003
Other liabilities ........................................................................          36,016          32,738
                                                                                             -------------   -------------
     Total liabilities ...................................................................   $     735,411   $     672,053
                                                                                             -------------   -------------

Commitments and contingencies (See Note 6)

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,398 shares issued and 42,977 shares outstanding at September 30, 2003 and 44,386
  shares issued and 42,947 shares outstanding at December 31, 2002 .......................   $         444   $         444
Additional paid-in capital ...............................................................         255,795         255,765
Retained earnings ........................................................................         129,502         158,515
Accumulated other comprehensive income ...................................................          23,358          19,861
Treasury stock, at cost ..................................................................         (15,256)        (15,446)
                                                                                             -------------   -------------
     Total stockholders' equity ..........................................................         393,843         419,139
                                                                                             -------------   -------------
     Total liabilities and stockholders' equity ..........................................   $   1,129,254   $   1,091,192
                                                                                             =============   =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           Three Months Ended         Nine Months Ended
                                                                              September 30,             September 30,
                                                                         -----------------------   -----------------------
                                                                            2003         2002         2003         2002
                                                                         ----------   ----------   ----------   ----------
Revenues:
  Net earned premium .................................................   $   75,544   $   79,196   $  219,220   $  222,159
  Net investment income ..............................................        6,429        7,031       19,780       21,258
  Net realized investment gains (losses) .............................            1         (698)       1,829          625
                                                                         ----------   ----------   ----------   ----------
     Total revenues ..................................................       81,974       85,529      240,829      244,042
                                                                         ----------   ----------   ----------   ----------

Expenses:
  Net losses and loss adjustment expenses ............................      112,492       35,380      151,333       71,633
  Net commissions, brokerage and other underwriting expenses .........       48,805       46,027      141,041      133,173
  Interest expense ...................................................          372          407        1,180        1,310
                                                                         ----------   ----------   ----------   ----------
     Total expenses ..................................................      161,669       81,814      293,554      206,116
                                                                         ----------   ----------   ----------   ----------

Income (loss) before income taxes ....................................      (79,695)       3,715      (52,725)      37,926
Income tax expense (benefit) .........................................      (30,854)       1,098      (23,712)      11,850
                                                                         ----------   ----------   ----------   ----------
Net income (loss) ....................................................   $  (48,841)  $    2,617   $  (29,013)  $   26,076
                                                                         ==========   ==========   ==========   ==========

Earnings per share ...................................................   $    (1.14)  $     0.06   $    (0.68)  $     0.61
                                                                         ==========   ==========   ==========   ==========

Earnings per share, assuming dilution ................................   $    (1.14)  $     0.06   $    (0.68)  $     0.61
                                                                         ==========   ==========   ==========   ==========

Weighted average shares outstanding ..................................       42,971       42,945       42,962       42,896
                                                                         ==========   ==========   ==========   ==========

Weighted average shares outstanding, assuming dilution ...............       42,994       43,094       42,985       43,048
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Common
                                                                         Stock               Additional
                                                                        Shares      Common    Paid-In     Comprehensive   Retained
                                                                      Outstanding    Stock    Capital     Income (Loss)   Earnings
                                                                      -----------   ------   ----------   -------------   --------
Balance, December 31, 2001 .........................................       42,780   $  442   $  254,133                   $149,128
Comprehensive income:
  Net income .......................................................           --       --           --   $      26,076     26,076
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $1,190 .............           --       --           --          17,148         --
                                                                                                          -------------
     Total comprehensive income ....................................                                      $      43,224
                                                                                                          =============

Issuance of treasury stock to employee stock purchase program ......           10                    15
Stock options exercised and other ..................................          157        2        1,617                         --
Dividends paid to stockholders .....................................           --       --           --                    (19,309)
                                                                      -----------   ------   ----------                   --------
Balance, September 30, 2002 ........................................       42,947   $  444   $  255,765                   $155,895
                                                                      ===========   ======   ==========                   ========

Balance, December 31, 2002 .........................................       42,947   $  444   $  255,765                   $158,515
Comprehensive income:
  Net income (loss) ................................................           --       --           --   $     (29,013)   (29,013)
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $(1,846) ...........           --       --           --           3,497         --
                                                                                                          -------------
     Total comprehensive income (loss) .............................                                       $   (25,516)
                                                                                                          =============

Issuance of treasury stock to employee stock purchase program ......           18       --          (71)
Stock options exercised and other ..................................           12       --          101
                                                                      -----------   ------   ----------                   --------
Balance, September 30, 2003 ........................................       42,977   $  444   $  255,795                   $129,502
                                                                      ===========   ======   ==========                   ========

                                                                        Accumulated
                                                                           Other       Treasury       Total
                                                                       Comprehensive     Stock    Stockholders'
                                                                       Income (Loss)   (at cost)      Equity
                                                                       -------------   --------   -------------
Balance, December 31, 2001 .........................................   $         278   $(15,553)  $     388,428
Comprehensive income:
  Net income .......................................................              --         --          26,076
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $1,190 .............          17,148         --          17,148

     Total comprehensive income ....................................

Issuance of treasury stock to employee stock purchase program ......                        107             122
Stock options exercised and other ..................................              --         --           1,619
Dividends paid to stockholders .....................................              --         --         (19,309)
                                                                       -------------   --------   -------------
Balance, September 30, 2002 ........................................   $      17,426   $(15,446)  $     414,084
                                                                       =============   ========   =============

Balance, December 31, 2002 .........................................   $      19,861   $(15,446)  $     419,139
Comprehensive income:
  Net income (loss) ................................................              --         --         (29,013)
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $(1,846) ...........           3,497         --           3,497

     Total comprehensive income (loss) .............................

Issuance of treasury stock to employee stock purchase program ......                        190             119
Stock options exercised and other ..................................              --         --             101
                                                                       -------------   --------   -------------
Balance, September 30, 2003 .......................................    $      23,358   $(15,256)  $     393,843
                                                                       =============   ========   =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                             -----------------------
                                                                                                2003         2002
                                                                                             ----------   ----------
OPERATING ACTIVITIES:
  Net income (loss) ......................................................................   $  (29,013)  $   26,076
  Adjustments to reconcile net income (loss) to net cash provided by operating ...........
     activities:
     Depreciation and amortization .......................................................        3,094        2,861
     Accretion of bond discount, net .....................................................        1,429          647
     Net realized investment gains .......................................................       (1,829)        (625)
  Changes in:
     Insurance receivables ...............................................................      (12,360)      10,906
     Reserve for unearned premiums .......................................................       13,255       19,692
     Reserve for unpaid losses and loss adjustment expenses ..............................       81,473       22,123
     Deferred policy acquisition costs ...................................................       (9,557)      (7,345)
     Deferred income taxes, net ..........................................................       (2,046)       3,027
     Reinsurance and other payables to affiliates ........................................      (18,968)       1,838
     Prepaid reinsurance premiums ........................................................        5,731       (4,678)
     Current income taxes payable (recoverable) ..........................................      (28,217)         299
     Other assets and liabilities ........................................................         (381)      (1,208)
                                                                                             ----------   ----------

       Net cash provided by operating activities .........................................        2,611       73,613
                                                                                             ----------   ----------

INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases ...........................................................................      (59,144)    (137,937)
     Maturities ..........................................................................       24,621      105,938
     Sales ...............................................................................       53,321       24,305
  Purchases of equity securities .........................................................         (359)     (22,572)
  Proceeds from the sale of equity securities ............................................          292        2,649
  Changes in short-term investments ......................................................      (10,079)      (7,187)
  Purchases of property and equipment ....................................................       (2,595)      (2,675)
  Changes in receivables/payables for securities sold/purchased ..........................       (3,032)     (11,429)
  Other, net .............................................................................          (12)      (1,733)
                                                                                             ----------   ----------

       Net cash provided by (used in) investing activities ...............................        3,013      (50,641)
                                                                                             ----------   ----------

FINANCING ACTIVITIES:
  Principal payments on debt .............................................................      (10,398)     (75,379)
  Proceeds from long-term debt ...........................................................           --       65,000
  Dividends to stockholders ..............................................................           --      (12,868)
  Employee stock option exercises ........................................................            5        1,412
  Issuance of treasury stock to employee stock purchase plan .............................          119          122
                                                                                             ----------   ----------

       Net cash used in financing activities .............................................      (10,274)     (21,713)
                                                                                             ----------   ----------

Increase (decrease)  in cash .............................................................       (4,650)       1,259
Cash at beginning of period ..............................................................       14,979       13,159
                                                                                             ----------   ----------
Cash at end of period ....................................................................   $   10,329   $   14,418
                                                                                             ==========   ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest ............................................................................   $      942   $    1,726
     Income taxes ........................................................................   $    6,250   $    8,000

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

         In November of 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34)" ("FIN No. 45"). FIN No. 45 clarifies the requirements of FASB SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5") relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provided for additional disclosure requirements related to guarantees, effective for financial periods ended after December 15, 2002. Additionally, FIN 45 outlined provisions for initial recognition and measurement of the liability incurred in providing a guarantee. These provisions are applied to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN No. 45 and the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial position or results of operations.

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

         FIN No. 46 defines a VIE as one in which a) the equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties which is provided through other interests that will absorb some or all of the expected losses of the entity or b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest i) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights or ii) the obligation to absorb the expected losses of the entity, if they occur or receive residual returns of the entity, if they occur or iii) the right to receive the expected residual returns of the entity if they occur. The primary beneficiary of a VIE is required to consolidate the results of operations of the VIE. Financial statements issued are required to disclose the nature, purpose, activities and size of the VIE and maximum exposure to loss as a result of its involvement with the VIE. The Company has adopted FIN No. 46. The Company is neither a primary beneficiary of a VIE nor does it have a significant involvement with a VIE.

         In December 2002, the FASB issued SFAS No. 148 entitled "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS No.148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard beginning with the 2002 annual financial statements. The Company has not adopted fair value accounting in 2003. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its plans as allowed for under the provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. Had compensation cost for these plans been determined on the fair value at the grant date for options granted, the Company's pro forma net loss for the nine months ended September 30, 2003 would have been $29.1 million and the Company's pro forma net income for the same period in 2002 would have been $26.1 million, respectively. Diluted net loss per share would have been $0.68 for the nine months ended September 30, 2003 and diluted net income per share would have been $0.61 for the nine months ended September 30, 2002.

         In April of 2003, the FASB issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No.149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not have a significant impact on the Company's financial position or results of operations.

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

         SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For all financial instruments entered into prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003, which for CNA Surety begins July 1, 2003. The Company does not have any financial instruments outstanding to which provisions of SFAS 150 apply, therefore the adoption of SFAS 150 did not have any impact on the Company's financial position or results of operations.

2.       INVESTMENTS

         The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at September 30, 2003 and December 31, 2002, by investment category, were as follows (dollars in thousands):

                                                                                  Gross        Gross
                                                               Amortized Cost   Unrealized   Unrealized   Estimated Fair
                 September 30, 2003                               or Cost         Gains        Losses         Value
------------------------------------------------------------   --------------   ----------   ----------   --------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury .........................................   $       16,847   $      792    $      --   $       17,639
     U.S. Agencies .........................................            6,553          218          (54)           6,717
     Collateralized mortgage obligations ...................               82            2           --               84
     Mortgage pass-through securities ......................            9,261          448           --            9,709
Obligations of states and political subdivisions ...........          378,644       24,799         (204)         403,239
Corporate bonds ............................................           70,173        7,267          (51)          77,389
Non-agency collateralized mortgage obligations .............            8,490          548          (27)           9,011
Other asset-backed securities:
  Second mortgages/home equity loans .......................            7,480          507           --            7,987
  Credit card receivables ..................................            5,000           72           --            5,072
  Other ....................................................            5,416          300           --            5,716
Redeemable preferred stock .................................           13,454        1,322           --           14,776
                                                               --------------   ----------   ----------   --------------
     Total fixed income securities .........................          521,400       36,275         (336)         557,339

Equity securities ..........................................              914           --           (4)             910
                                                               --------------   ----------   ----------   --------------
     Total .................................................   $      522,314   $   36,275   $     (340)  $      558,249
                                                               ==============   ==========   ==========   ==============

                                                                                  Gross        Gross
                                                               Amortized Cost   Unrealized   Unrealized   Estimated Fair
                    December 31, 2002                             or Cost         Gains        Losses         Value
------------------------------------------------------------   --------------   ----------   ----------   --------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury .........................................   $       16,140   $      960     $     --   $       17,100
     U.S. Agencies .........................................           29,396          537           (3)          29,930
     Collateralized mortgage obligations ...................              156            7           --              163
     Mortgage pass-through securities ......................           20,981        1,066           --           22,047
Obligations of states and political subdivisions ...........          347,918       20,099          (83)         367,934
Corporate bonds ............................................           76,181        6,154         (190)          82,145
Non-agency collateralized mortgage obligations .............           10,497          477          (58)          10,916
Other asset-backed securities:
  Second mortgages/home equity loans .......................           11,842          614           --           12,456
  Credit card receivables ..................................            5,000           87           --            5,087
  Other ....................................................            7,838          653           --            8,491
Redeemable preferred stock .................................           13,415          854           --           14,269
                                                               --------------   ----------   ----------   --------------
     Total fixed income securities .........................          539,364       31,508         (334)         570,538

Equity securities ..........................................              852           --          (91)             761
                                                               --------------   ----------   ----------   --------------
     Total .................................................   $      540,216   $   31,508   $     (425)  $      571,299
                                                               ==============   ==========   ==========   ==============

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

3.       REINSURANCE

         The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                                                            Three Months Ended September 30,
                                                                -------------------------------------------------------
                                                                          2003                          2002
                                                                -------------------------------------------------------
                                                                  Written       Earned         Written        Earned
                                                                -----------   -----------    -----------   ------------
Direct........................................................  $    52,623   $    44,192    $    38,024   $     35,891
Assumed.......................................................       41,599        48,980         59,005         52,862
Ceded.........................................................      (14,272)      (17,628)       (10,643)        (9,557)
                                                                -----------   -----------    -----------   ------------
                                                                $    79,950   $    75,544    $    86,386   $     79,196
                                                                ===========   ===========    ===========   ============

                                                                             Nine Months Ended September 30,
                                                                -------------------------------------------------------
                                                                          2003                          2002
                                                                -------------------------------------------------------
                                                                  Written       Earned         Written        Earned
                                                                -----------   -----------    -----------   ------------
Direct........................................................  $   141,388   $   119,707    $   111,317   $    100,578
Assumed.......................................................      141,951       150,385        163,278        154,365
Ceded.........................................................      (45,134)      (50,872)       (37,421)       (32,784)
                                                                -----------   -----------    -----------   ------------
                                                                $   238,205   $   219,220    $   237,174   $    222,159
                                                                ===========   ===========    ===========   ============

         The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                            Three Months Ended September 30,
                                                                -------------------------------------------------------
                                                                          2003                          2002
                                                                -------------------------    --------------------------
                                                                    $            Ratio            $           Ratio
                                                                -----------   -----------    -----------   ------------
Gross losses and loss adjustment expenses.....................  $   141,577         152.0%   $    45,733           51.5%
Ceded amounts.................................................      (29,085)        165.0%       (10,353)         108.3%
                                                                -----------                  -----------
Net losses and loss adjustment expenses.......................  $   112,492         148.9%   $    35,380           44.7%
                                                                ===========                  ===========

                                                                             Nine Months Ended September 30,
                                                                -------------------------------------------------------
                                                                          2003                          2002
                                                                -------------------------    --------------------------
                                                                     $           Ratio            $           Ratio
                                                                -----------   -----------    -----------   ------------
Gross losses and loss adjustment expenses.....................  $   213,496          79.0%   $    86,889           34.1%
Ceded amounts.................................................      (62,163)        122.2%       (15,256)          46.5%
                                                                -----------                  -----------
Net losses and loss adjustment expenses.......................  $   151,333          69.0%   $    71,633           32.2%
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

         The contract also includes similar special acceptance provisions for larger contract accounts contained in the 2002 Excess of Loss Treaty. In addition to the one large national contract principal and the two commercial principals excluded (based upon class of business in 2002), the Company's reinsurers have also excluded three other contract principals from the 2003 Excess of Loss Treaty for a total of six excluded principals. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $53 million and is currently rated B by Standard and Poor's ("S&P"). The bonded exposure will decline over the term of the bond which extends until 2007. The other is a foreign industrial enterprise with an estimated bonded exposure of $31 million. Management estimates that this enterprise has an equivalent S&P rating of B+. The remaining $31 million of the bonded exposure is expected to be discharged by June 30, 2004. With respect to the three contract principals other than the large national contractor (described below), two principals have substantially completed asset sales, debt reductions and other reorganization efforts. Each of these four principals continues to perform their contractual obligations underlying the Company's surety bonds.

         The third contract principal went into claim in the second quarter of 2003. Although in claim and experiencing financial difficulties, the contractor continued to perform substantially all of its contractual obligations underlying the Company's surety bonds. This contractor recently filed for bankruptcy in late September, 2003. This filing increased the likelihood that the contractor will be unable to perform all of its contractual obligations. Based upon currently available information, management believes its net exposure to loss on this contractor could be up to $15 million. This loss exposure has been considered in the Company's $49 million net reserve addition in the third quarter of 2003 for the 2003 accident year.

         In March 2003, CNA Financial Corporation ("CNAF") entered into a credit agreement with the large national contractor, which undertakes projects for the construction of government and private facilities, to provide loans to the contractor in a maximum aggregate amount of $86.4 million (the "Credit Facility"). Of the $86.4 million capacity, $74.8 million, including accrued interest, was outstanding at September 30, 2003. The Credit Facility and all related loans will mature in March, 2006. Advances under the Credit Facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the Credit

Facility matures, and the remainder is to be paid monthly in cash. Loans under the Credit Facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

         In addition, in June of 2003, CNAF and one of its subsidiaries provided repayment guarantees to certain creditors of the contractor and a subsidiary of the contractor. Such guarantees were provided in order to allow the contractor to receive financial accommodations from a creditor and in order to comply with certain regulatory requirements. Under the terms of the guarantees, any payments made by CNAF, or any of its subsidiaries, would be considered a draw under the Credit Facility. As of September 30, 2003 these guarantees amounted to $7.4 million.

         CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs.

         In March of 2003, CNAF also purchased the contractor's outstanding bank debt for $16.4 million. The contractor retired the bank debt by paying CNAF $16.4 million, with $11.4 million of the payoff amount being funded under the new Credit Facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF was also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that were due to expire between May and August of 2003. One of these letters of credit in the amount of $3.4 million was extended, but on September 30, 2003 was due to expire on November 1, 2003. Any amounts paid by CNAF to the banks as reimbursements for draws upon the banks' letters of credit would become obligations of the contractor to CNAF as draws upon the Credit Facility.

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

         The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety's 2003 Excess of Loss Treaty. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through September 30, 2003 has been limited to $20 million per bond.

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

         The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement expires on December 31, 2003; and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of September 30, 2003.

         Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 28% of net written premiums written on such business. As of September 30, 2003 and December 31, 2002, CNA Surety had an insurance receivable balance from CCC and CIC of $59.7 million and $49.5 million, respectively. CNA Surety had reinsurance payables to CCC and CIC of $1.3 million and $24.3 million as of September 30, 2003 and December 31, 2002, respectively, primarily related to reinsured losses.

         Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as reestimated as of the end of such calendar quarter. There was not any adverse reserve development for the period from September 30, 1997 (date of inception) through September 30, 2003.

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

         The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of September 30, 2003, the Company had an estimated unpaid loss recoverable balance of approximately $37.0 million under the Stop Loss Contract of which $28.0 million has been billed.

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

         Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts - a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company paid annual reinsurance premiums of $12.5 million in year one to CCC. Effective October 1, 2003, the $40 million excess of $60 million contract was amended to extend the year one quarterly premium rate of $3.125 million and commutation provision for an additional quarter ending December 31, 2003. The Company is seeking to obtain replacement coverage with third party reinsurers effective January 1, 2004. The Company will pay CCC a total of $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year under certain circumstances. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expires on December 31, 2003.

         Effective October 1, 2003, pending state insurance department regulatory approval, the Company entered into a $3 million excess of $12 million excess of loss contract with CCC. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract is $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provides for aggregate coverage of $12 million. This contract expires on December 31, 2004. This contract effectively lowers the Company's net retention on new bonds for the remainder of 2003 to $12 million plus a 5% co-participation in the $45 million layer of excess reinsurance with third party reinsurers.

4.       RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                                Three Months Ended        Nine Months Ended
                                                                                    September 30,            September 30,
                                                                              -----------------------   -----------------------
                                                                                 2003         2002         2003         2002
                                                                              ----------   ----------   ----------   ----------
Reserves at beginning of period:
Gross .....................................................................      277,210   $  308,746   $  303,433   $  315,811
Ceded reinsurance .........................................................      116,456      148,673      137,301      166,318
                                                                              ----------   ----------   ----------   ----------
  Net reserves at beginning of period .....................................   $  160,754      160,073      166,132      149,493
                                                                              ==========   ----------   ----------   ----------

Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period ..........................       73,531       31,222      112,032       66,566
  Increase in provision for insured events of prior periods ...............       38,961        4,158       39,301        5,067
                                                                              ----------   ----------   ----------   ----------
     Total net incurred ...................................................      112,492       35,380      151,333       71,633
                                                                              ----------   ----------   ----------   ----------

Net payments attributable to:
  Current period events ...................................................       19,753        2,267       19,020        5,340
  Prior period events .....................................................        7,039       18,027       51,991       40,627
                                                                              ----------   ----------   ----------   ----------
     Total net payments ...................................................       26,792       20,294       71,011       45,967
                                                                              ----------   ----------   ----------   ----------

Net reserves at end of period .............................................      246,454      175,159      246,454      175,159
Ceded reinsurance at end of period ........................................      138,452      162,775      138,452      162,775
                                                                              ----------   ----------   ----------   ----------
     Gross reserves at end of period ......................................   $  384,906   $  337,934   $  384,906   $  337,934
                                                                              ==========   ==========   ==========   ==========

         The Company recorded net unfavorable loss reserve development which resulted in increases in the estimated liability of $39.0 million for the nine months ended September 30, 2003. This increase primarily relates to accident years 2002 and 2001 and changes in estimates of potential additional losses resulting from material adverse claim activity in the third quarter of 2003.

         In addition to the net unfavorable loss reserve development in the third quarter of 2003, the higher net loss ratio in 2003 primarily relates to net reserve additions in the quarter of approximately $49.0 million for the current accident year due to material adverse loss severity in the third quarter of 2003 on the Company's branch commercial and contract business.

         On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. Four reinsurers responsible for payment of 46% of the treaty proceeds have paid or have agreed to pay their portions of the claim. Two other reinsurers have sent the Company letters expressing reservations about the claim. One reinsurer has denied coverage. Pursuant to the treaty, the Company has sent a notice demanding arbitration to all the reinsurers that have not paid. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has provided no valuation allowance with respect to these reinsurance recoverables as of September 30, 2003.

5.       DEBT

         On September 30, 2002, the Company refinanced $65 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility, as amended September 30, 2003, provides an aggregate of up to $50 million in borrowings divided between a revolving credit facility (the "Revolving Credit Facility") of $30 million and a term loan facility (the "Term Loan") of $20 million. The Revolving Credit Facility matures on September 30, 2005. The Revolving Credit Facility may be increased from time to time by the amount of amortization under the Term Loan facility up to an additional $10 million. Such increase is subject to consent by each Revolving Credit Bank, and will take place upon receipt by the Banks of the respective installment payments under the Term Loan facility.

         Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan. As a result, the current effective interest rate on the term loan as of September 30, 2003 was 2.83%.

         The Term Loan balance was reduced by $10 million through September 30, 2003 according to the scheduled amortization. Further amortization of the Term Loan will take place at $10 million per year, in equal semi-annual installments of $5 million on the following dates:

Date                                                    Amortization       Outstanding Balance
----                                                    ------------       -------------------
March 31, 2004..........................                 $5,000,000            $15,000,000
September 30, 2004......................                  5,000,000             10,000,000
March 31, 2005..........................                  5,000,000              5,000,000
September 30, 2005......................                  5,000,000                     --

         The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at September 30, 2003 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan, was 0.625% at September 30, 2003 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of September 30, 2003, the weighted average interest rate was 2.7% on the $50 million of outstanding borrowings. As of December 31, 2002, the weighted average interest rate on the 2002 Credit Facility was 2.0% on the $60 million of outstanding borrowings.

         The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best Company Inc. for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. At September 30, 2003 and December 31, 2002, CNA Surety was in compliance with all restrictive debt covenants, except for the fixed charge coverage ratio for the period ended September 30, 2003 for which CNA Surety obtained a waiver from the lenders. The lenders amended the 2002 Credit Facility to replace the fixed charge coverage ratio requirement for the next three quarters with a minimum earnings requirement.

         In 1999, CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North

Carolina, insurance agency and brokerage doing business as The Bond Exchange, for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at September 30, 2003 was $0.4 million.

         The consolidated balance sheet reflects total debt of $50.4 million at September 30, 2003 and $60.8 million at December 31, 2002. The weighted average interest rate on outstanding borrowings was 2.5% and 2.0% at September 30, 2003 and December 31, 2002 respectively.

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

Goodwill and Other Intangible Assets

         CNA Surety's Consolidated Balance Sheet as of September 30, 2003 includes goodwill and identified intangibles of approximately $138.8 million. The goodwill and intangible balance as of September 30, 2003 reflects a $5 million reduction in goodwill in the third quarter of 2003 resulting from a change in estimate with respect to pre-acquisition income taxes. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this and other acquisitions were generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

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

CNA Surety's Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $384.9 million and reinsurance receivables of $153.2 million at September 30, 2003. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will differ from the currently recorded amounts. An incremental percentage change in estimates of this magnitude could result in a material effect on reported earnings. For example, a 10% increase in the September 30, 2003 net estimate for unpaid losses and loss adjustment expenses would produce approximately a $24.6 million charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

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

FINANCIAL STRENGTH RATINGS

         A.M. BEST COMPANY, INC. ("A.M. BEST")

Western Surety is currently rated A (Excellent), with a negative rating outlook by A.M. Best. An A (Excellent) rating is assigned to those companies which A.M. Best believes have an excellent ability to meet their ongoing obligations to policyholders. A (Excellent) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. The rating outlook indicates the potential direction of a company's rating for an intermediate period, generally defined as the next 12 to 36 months. Through intercompany reinsurance and related agreements, CNA Surety's customers have access to CCC's broader underwriting capacity. CCC is currently rated A (Excellent) by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest.

         STANDARD AND POOR'S ("S&P")

CCC and Western Surety are both currently rated A- (Strong), by S&P. On August 7, 2003, S&P placed CCC and Western Surety on credit watch with negative implications. S&P's letter ratings range from AAA+ (Extremely Strong) to CC (Extremely Weak) with AAA+ being highest. Ratings from `AA' to `CCC' may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. An insurer rated 'A' has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

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

         While management uses various non-GAAP financial measures to monitor various aspects of the Company's performance, net income is the most directly comparable GAAP measure and represents a more comprehensive measure of operating performance. Management believes that its process of evaluating performance through the use of these non-GAAP financial measures provides a basis for enhanced understanding of its operating performance and the impact to net income as a whole. Management also believes that investors may find these widely used non-GAAP financial measures described above useful in interpreting the underlying trends and performance, as well as to provide visibility into the significant components of net income.

         CNA SURETY RESULTS FOR THREE- AND NINE- MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         The components of income for the Company for the three and nine months ended September 30, 2003 and 2002 are summarized as follows (dollars in thousands):

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
                                                     -----------------------   -----------------------
                                                        2003         2002         2003         2002
                                                     ----------   ----------   ----------   ----------
Total revenues ...................................   $   81,974   $   85,529   $  240,829   $  244,042
                                                     ==========   ==========   ==========   ==========

Underwriting income (loss) .......................   $  (85,753)  $   (2,211)  $  (73,154)  $   17,353
Net investment income ............................        6,429        7,031       19,780       21,258
Net realized investment gains (losses) ...........            1         (698)       1,829          625
Interest expense .................................          372          407        1,180        1,310
                                                     ----------   ----------   ----------   ----------
Income (loss) before income taxes ................      (79,695)       3,715      (52,725)      37,926
Income taxes .....................................      (30,854)       1,098      (23,712)      11,850
                                                     ----------   ----------   ----------   ----------
Net income (loss) ................................   $  (48,841)  $    2,617   $  (29,013)  $   26,076
                                                     ==========   ==========   ==========   ==========

Net income (loss) per share ......................   $    (1.14)  $     0.06   $    (0.68)  $     0.61
                                                     ==========   ==========   ==========   ==========

     Insurance Underwriting

     Underwriting results for the Company for the three and nine months ended September 30, 2003 and 2002 are summarized in the following table (dollars in thousands):

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                     -----------------------     ------------------------
                                                        2003         2002           2003          2002
                                                     ----------   ----------     ----------    ----------
Gross written premiums ...........................   $   94,222    $   97,029    $  283,339    $  274,595
                                                     ==========    ==========    ==========    ==========

Net written premiums .............................   $   79,950    $   86,386    $  238,205    $  237,174
                                                     ==========    ==========    ==========    ==========

Net earned premiums ..............................   $   75,544    $   79,196    $  219,220    $  222,159
Net losses and loss adjustment expenses ..........      112,492        35,380       151,333        71,633
Net commissions, brokerage and other
    underwriting expenses ........................       48,805        46,027       141,041       133,173
                                                     ----------    ----------    ----------    ----------
Underwriting income (loss) .......................   $  (85,753)   $   (2,211)   $  (73,154)   $   17,353
                                                     ==========    ==========    ==========    ==========

Loss ratio .......................................        148.9%         44.7%         69.0%         32.2%
Expense ratio ....................................         64.6          58.1          64.4          60.0
                                                     ----------    ----------    ----------    ----------
Combined ratio ...................................        213.5%        102.8%        133.4%         92.2%
                                                     ==========    ==========    ----------    ==========

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

         Gross written premiums are shown in the table below (dollars in thousands):

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
                                                     -----------------------   -----------------------
                                                        2003         2002         2003         2002
                                                     ----------   ----------   ----------   ----------
Contract .........................................   $   56,863   $   55,503   $  157,651   $  148,773
Commercial .......................................       29,970       34,630      103,145      104,615
Fidelity and other ...............................        7,389        6,896       22,543       21,207
                                                     ----------   ----------   ----------   ----------
                                                     $   94,222   $   97,029   $  283,339   $  274,595
                                                     ==========   ==========   ==========   ==========

         Gross written premiums decreased 2.9%, or $2.8 million, for the three months ended September 30, 2003 over the comparable period in 2002. Contract surety gross written premiums increased 2.5%, or $1.4 million, as compared to 2002 primarily due to improving rates. Commercial surety in the third quarter of 2003 decreased by $4.7 million, or 13.5%, due to the Company's ongoing efforts to reduce aggregate exposures to large commercial accounts. In the third quarter of 2003, the Company experienced continued volume growth of small commercial products along with improving rates on large commercial and contract bonds. The estimated impact of the Company's large commercial account exposure reduction of $2.1 billion for the first nine months of 2003 represents approximately $9.5 million in annual premium, assuming an average rate per $1,000 of bond exposure of $4.52, or 45 basis points. Fidelity and other products increased 7.1%, or $0.5 million, to $7.4 million for the three months ended September 30, 2003 as compared to the same period in 2002 due primarily to volume growth in fidelity and E&O products.

         Gross written premiums increased 3.2%, or $8.7 million, for the nine months ended September 30, 2003 over the comparable period in 2002. Gross written premiums for contract surety increased 6.0%, or $8.9 million and commercial surety decreased 1.4%, or $1.5 million for the nine months ended September 30, 2003 reflecting trends comparable to those previously discussed for the third quarter 2003. Fidelity and other products increased 6.3% to $22.5 million for the nine months ended September 30, 2003 as compared to the same period in 2002 due primarily to volume growth in fidelity and E&O products.

     Net written premiums are shown in the table below (dollars in thousands):

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
                                                     -----------------------   -----------------------
                                                        2003         2002         2003         2002
                                                     ----------   ----------   ----------   ----------
Contract .........................................   $   50,398   $   50,527   $  137,094   $  131,709
Commercial .......................................       22,508       29,289       79,591       85,232
Fidelity and other ...............................        7,044        6,570       21,520       20,233
                                                     ----------   ----------   ----------   ----------
                                                     $   79,950   $   86,386   $  238,205   $  237,174
                                                     ==========   ==========   ==========   ==========

         For the three months ended September 30, 2003, net written premiums decreased 7.5%, or $6.4 million, to $80.0 million as compared to the same period in 2002, reflecting higher reinsurance costs partially offset by the aforementioned gross production changes. Ceded written premiums increased $3.6 million to $14.3 million for the third quarter of 2003 compared to the same period of last year primarily due to changes in the Company's reinsurance programs as more fully described below. Net written premiums for contract surety business decreased 0.3%, or $0.1 million, to $50.4 million. Net written premiums for commercial surety decreased 23.2%, or $6.8 million, to $22.5 million for the three months ended September 30, 2003. Fidelity and other products increased 7.2%, or $0.5 million, to $7.0 million for the three months ended September 30, 2003 as compared to the same period in 2002.

         For the nine months ended September 30, 2003, net written premiums increased 0.4% to $238.2 million as compared to the same period in 2002, reflecting the aforementioned gross production changes partially offset by effects of higher reinsurance costs. Ceded written premiums increased $7.7 million to $45.1 million for the nine months ended September 30, 2003. Net written premiums for contract surety business increased 4.1% to $137.1 million. Net written premiums for commercial surety decreased 6.6% to $79.6 million for the first nine months in 2003. Fidelity and other products increased 6.4% to $21.5 million for the first nine months in 2003 as compared to the same period in 2002.

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

         The contract also includes similar special acceptance provisions for larger contract accounts contained in the 2002 Excess of Loss Treaty. In addition to the one large national contract principal and the two commercial principals excluded (based upon class of business in 2002), the Company's reinsurers have also excluded three other contract principals from the 2003 Excess of Loss Treaty for a total of six excluded principals. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $53 million and is currently rated B by Standard and Poor's ("S&P"). The bonded exposure will decline over the term of the bond which extends until 2007. The other is a foreign industrial enterprise with an estimated bonded exposure of $31 million. Management estimates that this enterprise has an equivalent S&P rating of B+. The remaining $31 million of the bonded exposure is expected to be discharged by June 30, 2004. With respect to the three contract principals other than the large national contractor (described below), two principals have substantially completed asset sales, debt reductions and other reorganization efforts. Each of these four principals continues to perform their contractual obligations underlying the Company's surety bonds.

         The third contract principal went into claim in the second quarter of 2003. Although in claim and experiencing financial difficulties, the contractor continued to perform substantially all of its contractual obligations underlying the Company's surety bonds. This contractor recently filed for bankruptcy in late September, 2003. This filing increased the likelihood that the contractor will be unable to perform all of its contractual obligations. Based upon currently available information, management believes its net exposure to loss on this contractor could be up to $15 million. This loss exposure has been considered in the Company's $49 million net reserve addition in the third quarter of 2003 for the 2003 accident year.

         In March 2003, CNA Financial Corporation ("CNAF") entered into a credit agreement with the large national contractor, which undertakes projects for the construction of government and private facilities, to provide loans to the contractor in a maximum aggregate amount of $86.4 million (the "Credit Facility"). Of the $86.4 million capacity, $74.8 million, including accrued interest, was outstanding at September 30, 2003. The Credit Facility and all related loans will mature in March, 2006. Advances under the Credit Facility bear interest at the prime rate plus 6%. Payment of 3% of the interest is deferred until the Credit Facility matures, and the remainder is to be paid monthly in cash. Loans under the Credit Facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

         In addition, in June of 2003, CNAF and one of its subsidiaries provided repayment guarantees to certain creditors of the contractor and a subsidiary of the contractor. Such guarantees were provided in order to allow the contractor to receive financial accommodations from a creditor and in order to comply with certain regulatory requirements. Under the terms of the guarantees, any payments made by CNAF, or any of its subsidiaries, would be considered a draw under the Credit Facility. As of September 30, 2003 these guarantees amounted to $7.4 million.

         CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNAF to help the contractor meet its liquidity needs.

         In March of 2003, CNAF also purchased the contractor's outstanding bank debt for $16.4 million. The contractor retired the bank debt by paying CNAF $16.4 million, with $11.4 million of the payoff amount being funded under the new Credit Facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF was also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that were due to expire between May and August of 2003. One of these letters of credit in the amount of $3.4 million was extended, but on September 30, 2003 was due to expire on November 1, 2003. Any amounts paid by CNAF to the banks as reimbursements for draws upon the banks' letters of credit would become obligations of the contractor to CNAF as draws upon the Credit Facility.

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

         The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses arising from bonds issued or assumed by the insurance subsidiaries of CNA Surety to the contractor are excluded from CNA Surety's 2003 Excess of Loss Treaty. As a result, CNA Surety retains the first $60 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through September 30, 2003 has been limited to $20 million per bond.

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

         The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement expires on December 31, 2003; and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of September 30, 2003.

         Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 28% of net written premiums written on such business. As of September 30, 2003 and December 31, 2002, CNA Surety had an insurance receivable balance from CCC and CIC of $59.7 million and $49.5 million, respectively. CNA Surety had reinsurance payables to CCC and CIC of $1.3 million and $24.3 million as of September 30, 2003 and December 31, 2002, respectively, primarily related to reinsured losses.

         Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was not any adverse reserve development for the period from September 30, 1997 (date of inception) through September 30, 2003.

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

         The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of September 30, 2003, the Company had an estimated unpaid loss recoverable balance of approximately $37.0 million under the Stop Loss Contract of which $28.0 million has been billed.

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

         Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts - a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company paid annual reinsurance premiums of $12.5 million in year one to CCC .. Effective October 1, 2003, the $40 million excess of $60 million contract was amended to extend the year one quarterly premium rate of $3.125 million and commutation provision for an additional quarter ending December 31, 2003. The Company is seeking to obtain replacement coverage with third party reinsurers effective January 1, 2004. The Company will pay CCC a total of $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year under certain circumstances. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expires on December 31, 2003.

         Effective October 1, 2003, pending state insurance department regulatory approval the Company entered into a $3 million excess of $12 million excess of loss contract with CCC. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract is $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provides for aggregate coverage of $12 million. This contract expires on December 31, 2004. This contract effectively lowers the Company's net retention on new bonds for the remainder of 2003 to $12 million plus a 5% co-participation in the $45 million layer of excess reinsurance with third party reinsurers.

         Underwriting Income

         For the quarter ended September 30, 2003, underwriting losses increased $83.5 million to $85.8 million. For the nine months ended September 30, 2003, the Company had an underwriting loss of $73.2 million compared to underwriting income of $17.4 million in the prior period. The increased underwriting loss reflects material adverse loss severity in the third quarter which resulted in higher current year provisions for incurred losses and net unfavorable loss reserve development on prior accident years. Increased claim severity in recent years has caused the Company to increase its estimates of gross and net incurred losses. In addition, these severity trends have adversely impacted the cost and availability of reinsurance as of September 30, 2003 and could impact the future cost and availability of reinsurance.

         The Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has continued various exposure management initiatives, particularly to reduce its risks on large commercial accounts. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, by 37% in 2003 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                      Number of Accounts          Total Exposure (dollars in billions)
                                             As of                               As of
                                 ----------------------------  ------------------------------------------
                                 September 30,   December 31,  September 30,   December 31,         %
Commercial Account Exposure           2003          2002           2003           2002          Reduction
---------------------------      -------------   ------------  -------------   ------------     ---------
$100 million and larger                 8             14          $   1.3        $   2.7           49.5%
$50 to $100 million                     8             19              0.6            1.2           55.7
$25 to $50 million                     17             16              0.6            0.6            -
$10 to $25 million                     70             75              1.1            1.2           13.8
                                      ---            ---          -------        -------
Total                                 103            124          $   3.6        $   5.7           37.4%
                                      ===            ===          =======        =======

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

         Net Loss Ratio

         The net loss ratios for the three months ended September 30, 2003 and 2002 were 148.9% and 44.7%, respectively. The loss ratios included $39.0 million and $4.2 million of net unfavorable loss reserve development for the three months ended September 30, 2003 and 2002, respectively. The net adverse development on prior accident years of $39.0 million primarily relates to accident years 2001 and 2002 and changes in estimates of potential additional large losses resulting from the material adverse claim activity in the third quarter of 2003. This change in estimated net losses reflects the recent receipt of a $5 million payment demand with respect to a $45 million insurance program bond. The Company estimates its maximum additional net exposure with respect to this account at $17 million. Net adverse development also includes approximately $8 million of claims pertaining to self-insured workers' compensation bonds issued in the 1980's on behalf of companies now in bankruptcy. Excluding the impact of loss reserve development, the net loss ratios would have been 97.3% and 39.4% for the three month periods ended September 30, 2003 and September 30, 2002, respectively. For the nine months ended September 30, 2003 and 2002, the net loss ratios were 69.0% and 32.2%, respectively. The loss ratios included $39.3 million and $5.1 million of net unfavorable reserve development for the nine months ended September 30, 2003 and 2002, respectively. Excluding the impact of loss reserve development, the loss ratios would have been 51.1% and 29.9% for the nine-month periods ended September 30, 2003 and September 30, 2002, respectively.

         In addition to the net unfavorable loss reserve development in the third quarter of 2003, the higher net loss ratio in 2003 primarily relates to net reserve additions in the quarter of approximately $49.0 million for the current accident year due to material adverse loss severity in the third quarter of 2003 on the Company's branch commercial and contract business. The net additions to reserves for the current accident year primarily relate to two large claims totaling $23 million incurred in the quarter and changes in estimates of potential additional large losses resulting from this significant adverse claim activity. Approximately $15 million of net additions relate to a net loss with respect to an insurance program bond for a now bankrupt large commercial account. The other $8 million relates to a contract claim. A portion of the remaining change in estimated net losses for the current accident year relates to a contractor that went into claim in the second quarter of 2003 for which the Company disclosed a loss contingency of up to $15 million. These net additions to the 2003 accident year resulted in a 68.6% net loss ratio on the branch commercial and contract business for the first nine months of 2003. The Company was using an initial 2003 accident year net loss ratio of 36.0% for the medium to large commercial and contract branch business compared to 30.0% in the first nine months of 2002. This business represents about 43% of the Company's gross premiums for the third quarter of 2003 compared to 59% for the same period of 2002. This decline primarily reflects the considerable success achieved in shedding the more volatile and capital intensive large commercial account business.

         On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. Four reinsurers responsible for payment of 46% of the treaty proceeds have paid or have agreed to pay their portions of the claim. Two other reinsurers have sent the Company letters expressing reservations about the claim. One reinsurer has denied coverage. Pursuant to the treaty, the Company has sent a notice demanding arbitration to all the reinsurers that have not paid. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has provided no valuation allowance with respect to these reinsurance recoverables as of September 30, 2003.

         Within the commercial surety segments, the Company has exposures related to a small number of accounts, which are now in various stages of bankruptcy proceedings. In addition, certain other accounts have experienced deterioration in creditworthiness since the Company issued bonds to them. Given the current economic climate and its impact on these companies, the Company may experience an increase in claims and, possibly, incur high severity losses. Such losses would be recognized in the period in which the claims are filed and determined to be a valid loss under the provisions of the surety bond issued.

         Expense Ratio

         The expense ratio increased to 64.6% for the three months ended September 30, 2003 compared to 58.1% for the same period in 2002. For the nine months ended September 30, 2003, the expense ratio increased to 64.4% from 60.0% for the same period in 2002. The increase in the expense ratio for the three and nine months ended September 30, 2003 primarily reflects the impact of higher reinsurance costs on net earned premiums. Bad debt expense also increased $1.0 million in the third quarter. Net earned premiums declined 4.6% and operating expenses increased 6.0% for the three months ended September 30, 2003. For the nine months ended September 30, 2003, net earned premiums declined 1.3% and operating expenses increased at a higher rate of 5.9%.

         Investment Income

         For the three months ended September 30, 2003, net investment income was $6.4 million compared to the three months ended September 30, 2002 of $7.0 million. The decrease in investment income primarily reflects the impact of lower investment yields and greater investment in tax-exempt securities. The annualized pretax yields were 4.3% and 4.8% for the three months ended September 30, 2003 and 2002, respectively. The annualized after-tax yields for the Company's portfolio were 3.6% and 3.8% for the three months ended September 30, 2003 and 2002. Net investment income for the nine months ended September 30, 2003 and 2002 was $19.8 million and $21.3 million, respectively. The annualized pretax yields were 4.5% and 4.9% for the nine months ended September 30, 2003 and 2002. The annualized after-tax yields were 3.7% and 3.8% for the nine months ended September 30, 2003 and 2002.

         Net realized investment gains were minimal for the three months ended September 30, 2003 compared to net realized investment losses of approximately $0.7 million for the same period in 2002. Net realized investment gains were approximately $1.8 million for the nine months ended September 30, 2003 compared to net realized investment gains of approximately $0.6 for the same period in 2002.

         The following summarizes net realized investment gains (losses) activity:

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                  September 30,
                                                              -------------------------      --------------------------
                                                                 2003           2002            2003            2002
                                                              ----------     ----------      ----------      ----------
Gross realized investment gains............................   $        2     $    1,882      $    2,368      $    4,253
Gross realized investment losses...........................           (1)        (2,580)           (539)         (3,628)
                                                              ----------     ----------      ----------      ----------
Net realized investment gains (losses).....................   $        1     $     (698)     $    1,829      $      625
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

         Analysis of Other Operations

         Interest expense for the three months ended September 30, 2003 decreased 8.6% as compared to the third quarter in 2002. Average debt outstanding was $55.2 million for the third quarter of 2003 compared to $65.9 million in the third of 2002. The weighted average interest rate for the three months ended September 30, 2003 was 2.3% compared to 2.1% for the same period in 2002. Interest expense decreased 9.9% for the first nine months of 2003 as compared to the same period in 2002. Average debt outstanding was $59.0 million for the first nine months in 2003 compared to $73.8 million in the first nine months of 2002. The weighted average interest rate for the nine months ended September 30, 2003 was 2.4% compared to 2.2% for the same period in 2002. The increases in the 2003 weighted average interest rates are primarily due to the Company's entrance into an interest rate swap on its $30 million Term Loan. The current effective interest rate on the term loan after the effect of the interest rate swap was 2.83% as of September 30, 2003.

         Income Taxes

         The Company's income tax benefit was $30.9 million for the three months ended September 30, 2003 compared to income tax expense of $1.1 million for the same period in 2002. The effective income tax rates were 38.7% and 29.6% for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, the Company's income tax benefit was $23.7 million compared to income tax expense of $11.9 million for the same period in 2002. The effective income tax rates were 45.0% and 31.2%, respectively. The changes in the estimated effective tax rate in 2003 primarily relates to taxable losses and greater investments in tax exempt securities in 2003.

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

         The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At September 30, 2003, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $551.1 million of fixed income securities, $29.7 million of short-term investments, $1.1 million of other investments and $3.1 million of cash. At December 31, 2002, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $564.8 million of fixed income securities, $41.9 million of short-term investments, $1.3 million of other investments and $10.7 million of cash.

         Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At September 30, 2003, the parent company's invested assets consisted of $6.2 million of fixed income securities, $0.9 million of equity securities, $31.1 million of short-term investments and $7.2 million of cash. At December 31, 2002, the parent company's invested assets consisted of $5.7 million of fixed income securities, $0.8 million of equity securities, $8.8 million of short-term investments and $4.3 million of cash. As of September 30, 2003 and December 31, 2002, parent company short-term investments and cash included $15.2 million and $4.8 million, respectively, of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

         The Company's consolidated net cash flow provided by operating activities was $2.6 million for the nine months ended September 30, 2003 compared to net cash flow provided by operating activities of $73.6 million for the comparable period in 2002. The decrease in net cash flow provided by operating activities primarily relates to increased net loss payments, primarily related to settlement of litigation brought by Chase in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries, decreases in reinsurance and other payables to affiliates and increases in income taxes recoverable.

         The Company refinanced $65 million in outstanding borrowings under its previous credit facility under a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility provides an aggregate of up to $50 million in borrowings divided between a revolving credit facility (the "Revolving Credit Facility") of $30 million and a term loan facility (the "Term Loan") of $20 million. The Revolving Credit Facility matures on September 30, 2005. The Revolving Credit Facility may be increased from time to time by the amount of amortization under the Term Loan facility up to an additional $10 million. Such increase is subject to consent by each Revolving Credit Bank, and will take place upon receipt by the Banks of the respective installment payments under the Term Loan facility.

         Outstanding borrowings under the 2002 Credit Facility were $50 million as of September 30, 2003, consisting of $30 million under the Revolving Credit Facility and $20 million under the Term Loan Facility. Effective January 30, 2003, the Company entered into an interest rate swap on the $30 million Term Loan. As a result, the current effective interest rate on the term loan as of September 30, 2003 was 2.83%.

         The Term Loan balance was reduced by $10 million through September 30, 2003 according to the scheduled amortization. Further amortization of the Term Loan will take place at $10 million per year, in equal semi-annual installments of $5 million on the following dates:

Date                                                    Amortization       Outstanding Balance
----                                                    ------------       -------------------
March 31, 2004..........................                 $5,000,000            $15,000,000
September 30, 2004......................                  5,000,000             10,000,000
March 31, 2005..........................                  5,000,000              5,000,000
September 30, 2005......................                  5,000,000                     --

         The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at September 30, 2003 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan, was 0.625% at September 30, 2003 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of September 30, 2003, the weighted average interest rate was 2.7% on the $50 million of outstanding borrowings. As of December 31, 2002, the weighted average interest rate on the 2002 Credit Facility was 2.0% on the $60 million of outstanding borrowings.

         The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best Company Inc. for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. At September 30, 2003 and December 31, 2002, CNA Surety was in compliance with all restrictive debt covenants, except for the fixed charge coverage ratio for the period ended September 30, 2003 for which CNA Surety obtained a waiver from the lenders. The lenders amended the 2002 Credit Facility to replace the fixed charge coverage ratio requirement for the next three quarters with a minimum earnings before interest, income taxes, depreciation and amortization requirement.

         In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at September 30, 2003 was $0.4 million.

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

         The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2003 is based on statutory surplus and income at and for the year ended December 31, 2002. Likewise, dividend capacity for 2004 will be based on the statutory earned surplus at December 31, 2003. Without prior regulatory approval in 2003, CNA Surety's insurance subsidiaries may pay stockholder dividends of $32.1 million in the aggregate. CNA Surety received $28.5 million and $21.5 million in dividends from its insurance subsidiaries during the first nine months of 2003 and 2002, respectively.

         Combined statutory surplus totaled $161.2 million at September 30, 2003, resulting in a net written premium to statutory surplus ratio of 1.9 to 1. Approximately $147 million of the combined surplus relates to Western Surety. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2003 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $15 million plus a 5% co-participation in the $45 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $172.5 million at Western Surety. Due to the decline in statutory surplus, effective October 1, 2003, pending state insurance department regulatory approval, the Company entered into a $3 million excess of $12 million surety excess of loss contract with CCC which lowers the Company's net retention on new bonds for the remainder of 2003 to $12 million plus a 5% co-participation in the $45 million layer of excess reinsurance with third party reinsurers. This surplus constraint may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

         In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax sharing payments from its subsidiaries of $7.4 million for the nine months ended September 30, 2003 and $9.9 million for the same period in 2002.

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

         The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of September 30, 2003. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following table.

                                                                                                                       Hypothetical
                                                                                                    Estimated Fair      Percentage
                                                                                   Hypothetical       Value after        Increase
                                                                 Fair Value at       Change in       Hypothetical     (Decrease) in
                                                                 September 30,     Interest Rate       Change in       Stockholders'
(dollars in thousands)                                                2003       (bp=basis points)   Interest Rate         Equity
                                                                 -------------   -----------------  --------------    --------------
Fixed Income Securities:
  U.S. Government and government agencies and authorities.....    $   34,149      200 bp increase     $   31,042            (0.5)%
                                                                                  100 bp increase         32,614            (0.3)
                                                                                  100 bp decrease         35,628             0.2
                                                                                  200 bp decrease         37,216             0.5

  States, municipalities and political subdivisions...........       403,239      200 bp increase        349,618            (8.8)
                                                                                  100 bp increase        375,659            (4.6)
                                                                                  100 bp decrease        431,651             4.7
                                                                                  200 bp decrease        461,384             9.6

  Corporate bonds and all other...............................       119,951      200 bp increase        109,079            (1.8)
                                                                  ----------
                                                                                  100 bp increase        114,404            (0.9)
                                                                                  100 bp decrease        125,720             1.0
                                                                                  200 bp decrease        131,825             2.0

     Total fixed income securities............................    $  557,339      200 bp increase        489,739           (11.2)
                                                                  ==========
                                                                                  100 bp increase        522,677            (5.7)
                                                                                  100 bp decrease        592,999             5.9
                                                                                  200 bp decrease        630,525            12.1

                                                                                                                        Hypothetical
                                                                                                    Estimated Fair      Percentage
                                                                                   Hypothetical       Value after        Increase
                                                                 Fair Value at       Change in       Hypothetical      (Decrease) in
                                                                 December 31,      Interest Rate      Change in        Stockholders'
(dollars in thousands)                                               2002        (bp=basis points)   Interest Rate        Equity
                                                                 -------------   -----------------  --------------     -------------
Fixed Income Securities:
  U.S. Government and government agencies and authorities.....    $   69,240      200 bp increase     $   61,233            (1.2)%
                                                                                  100 bp increase         65,075            (0.6)
                                                                                  100 bp decrease         72,300             0.5
                                                                                  200 bp decrease         75,547             1.0

  States, municipalities and political subdivisions...........       367,934      200 bp increase        335,430            (5.0)
                                                                                  100 bp increase        350,594            (2.7)
                                                                                  100 bp decrease        386,612             2.9
                                                                                  200 bp decrease        406,784             6.0

  Corporate bonds and all other...............................       133,364      200 bp increase        126,858            (1.0)
                                                                  ----------
                                                                                  100 bp increase        130,128            (0.5)
                                                                                  100 bp decrease        137,148             0.6
                                                                                  200 bp decrease        140,893             1.2

     Total fixed income securities............................    $  570,538      200 bp increase        523,521            (7.3)
                                                                  ==========
                                                                                  100 bp increase        545,797            (3.8)
                                                                                  100 bp decrease        596,060             4.0
                                                                                  200 bp decrease        623,224             8.2

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

ITEM 3.  Defaults Upon Senior Securities - None.

ITEM 4.  Submission of Matters to a Vote of Security Holders - None.

ITEM 5.  Other Information - None.

ITEM 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits: -

             10(1) Endorsement No. 1 to the Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company.

             10(2) Second Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association.

             10(3) Third Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association.

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

             32(1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

             32(2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

         (b) Reports on Form 8-K:

             August 4, 2003; CNA Surety Corporation Press Release issued on August 4, 2003.

             September 2, 2003; CNA Surety Corporation Press Release issued on September 2, 2003.

             September 30, 2003; CNA Surety Corporation Press Release issued on September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CNA SURETY CORPORATION
                               (Registrant)

                               /s/ John F. Welch
                               -------------------------------------
                               John F. Welch
                               President and Chief Executive Officer

                               /s/ John S. Heneghan
                               -------------------------------------
                               John S. Heneghan
                               Senior Vice President and Chief Financial Officer

Date: November 13, 2003