Form 10-K/A
period 2002-12-31
CNA SURETY CORP
filed 2004-03-15
CIK 1044566

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                   ----------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-13277

                                   ----------

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

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

                                   ----------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

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

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the period ended December 31, 2002 as filed by the Registrant on March 26, 2003 and is being filed to amend and restate Item 1 (Business), Item 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data), Item 14 (Controls and Procedures) and Item 15 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K). Subsequent to the filing of the CNA Surety Corporation ("CNA Surety" or "Company") Report on Form 10-K for the fiscal year ended December 31, 2002, the Company revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company ("CCC"), which has been in place since October 1, 2002. Under the contract CNA Surety pays a quarterly premium of $3.125 million, of which 70% is added to an experience account that is reduced by any losses ceded to the treaty. To the extent CNA Surety commutes the treaty, it is entitled to receive payment from CCC of its experience account balance. Under Emerging Issues Task Force ("EITF") Issue 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), a receivable for return premium based on experience under the contract should be established at December 31, 2002. CNA Surety had not previously established such a receivable, and has restated its 2002 consolidated financial statements to comply with EITF 93-6.

This report on Form 10-K/A does not reflect the effect of any events subsequent to the filing of the original Form 10-K, except the aforementioned restatement.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
      PART  I

       Item 1.       Business ......................................................    4
                     General .......................................................    4
                     Formation of CNA Surety and Merger ............................    4
                     Description of Business .......................................    4
                     Financial Strength Ratings ....................................    4
                     Product Information ...........................................    4-5
                     Marketing .....................................................    7
                     Underwriting ..................................................    8
                     Competition ...................................................    8
                     Reinsurance ...................................................    8
                     Reserves for Unpaid Losses and Loss Adjustment Expenses .......    9
                     Claims ........................................................    11
                     Environmental Claims ..........................................    11
                     Regulation ....................................................    11
                     Investments ...................................................    12
                     Employees .....................................................    12
      PART II

       Item 6.       Selected Financial Data .......................................    14
       Item 7.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations .....................................    15
       Item 8.       Financial Statements and Supplementary Data ...................    35

      PART III

       Item 14.      Controls and Procedures .......................................    61
      PART IV

       Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form
                     8-K ...........................................................    62

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                     PART I.

ITEM 1. BUSINESS

GENERAL

      CNA Surety Corporation ("CNA Surety" or the "Company") is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation with Capsure Holdings Corp.'s ("Capsure") insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with approximately an 8.8% market share (based upon 2001 A.M. Best Company, Inc. written premium data). Its wide selection of products range from very small commercial bonds to large contract bonds.

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

      The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years (amounts in thousands, except average bond amounts):

                                                                         GROSS WRITTEN PREMIUMS
                                               ---------------------------------------------------------------------------
                                                               % OF                       % OF                       % OF
                                                 2002          TOTAL        2001          TOTAL        2000          TOTAL
                                               --------       ------      --------       ------      --------       ------
      Contract ..........................      $197,875        55.0%      $180,588        54.2%      $161,539        51.0%
      Commercial:
        License and permit ..............        85,787        23.9         77,052        23.1         79,114        25.0
        Judicial and fiduciary ..........        25,358         7.0         26,279         7.9         25,669         8.1
        Public official .................        18,861         5.2         18,530         5.6         18,000         5.7
        Other ...........................         4,033         1.1          3,165         1.0          5,773         1.8
                                               --------       -----       --------       -----       --------       -----
           Total commercial .............       134,039        37.2        125,026        37.6        128,556        40.6
      Fidelity and other ................        27,978         7.8         27,389         8.2         26,572         8.4
                                               --------       -----       --------       -----       --------       -----
                                               $359,892       100.0%      $333,003       100.0%      $316,667       100.0%
                                               ========       =====       ========       =====       ========       =====
      Domestic ..........................      $348,010        96.7%      $322,106        96.7%      $300,079        94.8%
      International .....................        11,882         3.3         10,897         3.3         16,588         5.2
                                               --------       -----       --------       -----       --------       -----
                                               $359,892       100.0%      $333,003       100.0%      $316,667       100.0%
                                               ========       =====       ========       =====       ========       =====

                                                                          NET WRITTEN PREMIUMS
                                               ---------------------------------------------------------------------------
                                                               % OF                       % OF                       % OF
                                                 2002          TOTAL        2001          TOTAL        2000          TOTAL
                                               --------       ------      --------       ------      --------       ------
         Contract .......................      $172,633        56.3%      $165,603        52.4%      $150,504        49.4%
         Commercial .....................       107,290        35.0        122,812        38.9        126,923        41.7
         Fidelity and other .............        26,731         8.7         27,389         8.7         27,041         8.9
                                               --------       -----       --------       -----       --------       -----
                                               $306,654       100.0%      $315,804       100.0%      $304,468       100.0%
                                               ========       =====       ========       =====       ========       =====
         Domestic .......................      $297,385        97.0%      $305,483        96.7%      $289,049        94.9%
         International ..................         9,269         3.0         10,321         3.3         15,419         5.1
                                               --------       -----       --------       -----       --------       -----
                                               $306,654       100.0%      $315,804       100.0%      $304,468       100.0%
                                               ========       =====       ========       =====       ========       =====

                                                                     DOMESTIC BONDS/POLICIES IN FORCE
                                               ---------------------------------------------------------------------------
                                                               % OF                       % OF                       % OF
                                                 2002          TOTAL        2001          TOTAL        2000          TOTAL
                                               --------       ------      --------       ------      --------       ------
                Contract ................            39         1.8%            37         1.8%            31         1.7%
                Commercial ..............         1,611        74.7          1,541        75.6          1,444        76.5
                Fidelity and other ......           507        23.5            462        22.6            411        21.8
                                               --------       -----       --------       -----       --------       -----
                                                  2,157       100.0%         2,040       100.0%         1,886       100.0%
                                               ========       =====       ========       =====       ========       =====

                                                 AVERAGE BOND PENALTY/POLICY LIMIT(1)
                                                 ------------------------------------
                                                   2002          2001          2000
                                                 --------      --------      --------
                    Contract ..............      $905,896      $900,768      $972,588
                    Commercial ............      $ 19,493      $ 22,049      $ 22,869
                    Fidelity and other ....      $ 11,152      $ 13,307      $ 14,183

----------

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

      The following table sets forth the distribution of the domestic business of CNA Surety, by state based upon gross written premiums in each of the last three years:

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------
                                                               2002         2001         2000
                                                              ------       ------       ------
                  Gross Written Premiums by State:
                    Texas ..............................        12.6%        12.9%        11.7%
                    California .........................        10.8          9.8          8.1
                    Florida ............................         7.0          6.8          6.0
                    New York ...........................         4.9          4.9          5.1
                    Pennsylvania .......................         4.5          3.3          3.5
                    Georgia ............................         4.3          3.7          3.7
                    North Carolina .....................         3.4          2.9          2.9
                    Michigan ...........................         3.3          3.1          3.0
                    Massachusetts ......................         3.2          3.0          3.0
                    All Other ..........................        46.0         49.6         53.0
                                                              ------       ------       ------
                       Total ...........................       100.0%       100.0%       100.0%
                                                              ======       ======       ======

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

      At December 31, 2002, CNA Surety's largest reinsurance receivable from an affiliate, CCC, an A rated company by A.M. Best, was approximately $17.6 million. At December 31, 2002, CNA Surety's largest reinsurance receivable from a non-affiliated reinsurer was approximately $25.6 million with a company rated A++ (Superior) by A.M. Best.

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

      A table is included in Note 8 to the Consolidated Financial Statements, Reserves for Losses and Loss Adjustment Expenses, that presents the activity in the reserves for unpaid losses and loss adjustment expenses for the Company and is incorporated herein by reference. This table highlights the impact of revisions to the estimated liability established in prior years.

      The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting principles ("SAP") for the year ended December 31, 2002 (dollars in thousands):

                  Net reserves at end of year, GAAP basis ...................      $ 166,132
                  Ceded reinsurance, net of salvage and subrogation .........        137,301
                                                                                   ---------
                  Gross reserves at end of year, GAAP basis .................        303,433
                  Estimated reinsurance recoverable netted against gross
                    reserves for SAP ........................................       (137,301)
                                                                                   ---------
                  Net reserves at end of year, SAP basis ....................      $ 166,132
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

      The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The loss reserve development table reflects, on a pro forma basis, the reserves of the CCC Surety Operations and Capsure since 1992 and CIC since its acquisition in May of 1995. Such historical development is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety or of future operating results.

                                                         AS OF DECEMBER 31,
                                1992         1993         1994         1995          1996          1997
                              -------      -------      -------      --------      --------      --------
                                                       (DOLLARS IN THOUSANDS)
Net reserves for
  losses and loss
  adjustment
  expenses ..............     $61,998      $64,627      $70,398      $147,911      $137,064      $122,725
Net Paid
  (Cumulative) as of:
  One year later ........      17,636       12,923       12,018        42,552         9,866        19,595
  Two years later .......      25,854       19,671       18,149        43,179        20,171        30,775
  Three years
    later ...............      29,495       21,990       21,229        46,782        25,206        43,999
  Four years later ......      30,582       23,070       22,313        48,960        32,918        47,144
  Five years later ......      30,817       23,864       24,776        56,891        35,214        51,742
  Six years later .......      32,150       24,706       24,102        54,724        38,371            --
  Seven years
    later ...............      32,811       23,180       22,167        57,275            --            --
  Eight years
    later ...............      31,126       21,279       23,212            --            --            --
  Nine years later ......      29,220       22,271           --            --            --            --
  Ten years later .......      30,198           --           --            --            --            --
Net Reserves
  Re-estimated as of:
  End of initial
    year ................      61,998       64,627       70,398       147,911       137,064       122,725
  One year later ........      58,603       54,568       51,471       132,267        96,178       118,373
  Two years later .......      54,585       44,749       44,135       103,466        90,796       102,304
  Three years
    later ...............      47,911       38,972       38,829       101,745        77,086        87,321
  Four years later ......      42,542       28,094       38,628        89,348        62,217       86, 271
  Five years later ......      33,699       30,335       31,362        77,477        60,882        86,320
  Six years later .......      37,188       27,842       27,327        72,879        61,443            --
  Seven years
    later ...............      34,966       26,010       24,497        73,428            --            --
  Eight years
    later ...............      31,672       23,221       25,024            --            --            --
  Nine years later ......      29,727       22,821           --            --            --            --
  Ten years later .......      30,718           --           --            --            --            --
                              =======      =======      =======      ========      ========      ========
Total net
  (deficiency)
  redundancy ............     $31,280      $41,806      $45,374      $ 74,483      $ 75,621      $ 36,405
                              =======      =======      =======      ========      ========      ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original
  estimate ..............        50.5%        64.7%        64.5%         50.4%         55.2%         29.7%
                              =======      =======      =======      ========      ========      ========

                                                     AS OF DECEMBER 31,
                                1998          1999           2000            2001           2002
                              --------      --------      ---------       ---------       --------
                                                   (DOLLARS IN THOUSANDS)
Net reserves for
  losses and loss
  adjustment
  expenses ..............     $142,034      $137,469      $ 134,298       $ 149,493       $166,132
Net Paid
  (Cumulative) as of:
  One year later ........       32,428        35,825         44,763          64,832             --
  Two years later .......       52,524        47,795         75,825              --             --
  Three years
    later ...............       58,421        73,341             --              --             --
  Four years later ......       67,451            --             --              --             --
  Five years later ......           --            --             --              --             --
  Six years later .......           --            --             --              --             --
  Seven years
    later ...............           --            --             --              --             --
  Eight years
    later ...............           --            --             --              --             --
  Nine years later ......           --            --             --              --             --
  Ten years later .......           --            --             --              --             --
Net Reserves
  Re-estimated as of:
  End of initial
    year ................      142,034       137,469        134,298         149,493        166,132
  One year later ........      128,949       130,376        139,110         155,673             --
  Two years later .......      114,605       128,134        140,094              --             --
  Three years
    later ...............      110,462       130,280             --              --             --
  Four years later ......      113,748            --             --              --             --
  Five years later ......           --            --             --              --             --
  Six years later .......           --            --             --              --             --
  Seven years
    later ...............           --            --             --              --             --
  Eight years
    later ...............           --            --             --              --             --
  Nine years later ......           --            --             --              --             --
  Ten years later .......           --            --             --              --             --
                              ========      ========      =========       =========       ========
Total net
  (deficiency)
  redundancy ............     $ 28,286      $  7,190      $  (5,796)      $  (6,180)            --
                              ========      ========      =========       =========       ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original
  estimate ..............         19.9%          5.2%          (4.3)%          (4.1)%
                              ========      ========      =========       =========       ========

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

      Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the Consolidated Financial Statements, Statutory Financial Data. Without prior regulatory approval in 2003, CNA Surety's insurance subsidiaries may pay stockholder dividends of $32.1 million in the aggregate. For the year ended December 31, 2002, CNA Surety received $31.2 million in dividends from its insurance subsidiaries.

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

      CNA Surety's insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities. The South Dakota Department of Commerce and Regulation -- Division of Insurance (the "South Dakota Department") conducted its financial and market conduct examination of Western Surety for the five year period ended December 31, 1996. The South Dakota Department made a finding of non--compliance with respect to the Company's practices regarding return of premiums and recommended that Western Surety change its current procedures regarding the return of premiums. The regulation in question was subsequently amended to exclude surety products which eliminated any non-compliance by the Company. The Texas Department of Insurance (the "Texas Department") conducted its last examination of USA's financial matters as of December 31, 1996. There were no significant issues noted which required corrective action by USA. In 2002, the South Dakota Department and the Texas Department completed fieldwork for their respective financial examinations of Western Surety and USA, respectively, for the five year period ended December 31, 2001. The Company is currently awaiting the final financial examination reports from both the South Dakota Department and the Texas Department.

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

AVAILABILITY OF SEC REPORTS

      A copy of this Annual Report on Form 10-K/A, as well as CNA Surety's subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet at CNA Surety's website (www.cnasurety.com) as soon as reasonably practicable after being filed with or submitted to the Securities and Exchange Commission (the "SEC"). Prior to the filing of this Form 10-K/A, CNA Surety provided links to the SEC's website (www.sec.gov) which contained the equivalent of the reports described above. Any materials the Company files with the SEC may be read and obtained at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. This reference to CNA Surety's website or the SEC's address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

                                    PART II.

ITEM 6. SELECTED FINANCIAL DATA

      The following financial information has been derived from the Consolidated Financial Statements and Notes thereto.

      The following information presented for CNA Surety is as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

                                                              2002              2001           2000          1999          1998
                                                         ---------------     ----------      --------      --------      --------
                                                         AS RESTATED (3)
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
            Total revenues ...........................     $   318,487       $  350,471      $332,273      $309,405      $283,840
                                                           ===========       ==========      ========      ========      ========
            Gross written premiums ...................     $   359,892       $  333,003      $316,667      $306,859      $278,224
                                                           ===========       ==========      ========      ========      ========
            Net written premiums .....................     $   306,654       $  315,804      $304,468      $298,987      $270,602
                                                           ===========       ==========      ========      ========      ========
            Net earned premiums ......................     $   298,319       $  320,910      $301,819      $283,540      $258,737
            Net losses and loss adjustment expenses...          94,198           80,836        55,683        44,672        44,998
            Net commissions, brokerage and other
              underwriting expenses...................         179,827          202,877       181,655       166,974       151,966
            Net investment income ....................          27,754           29,515        29,897        25,850        24,259
            Net realized investment gains
              (losses) ...............................          (7,586)              46           557            15           844
            Interest expense .........................           1,708            3,925         6,956         5,846         7,218
            Non-recurring charges ....................              --               --           500            --            --
            Amortization of intangible
              assets(2) ..............................              --            6,097         6,097         5,982         5,900
                                                           -----------       ----------      --------      --------      --------
            Income before income taxes ...............          42,754           56,736        81,382        85,931        73,758
            Income taxes .............................          12,635           19,828        27,780        29,433        28,243
                                                           -----------       ----------      --------      --------      --------
            Net income ...............................     $    30,119       $   36,908      $ 53,602      $ 56,498      $ 45,515
                                                           ===========       ==========      ========      ========      ========
            Basic and diluted earnings per common
              share ..................................     $      0.70       $     0.86      $   1.25      $   1.28      $   1.04
                                                           ===========       ==========      ========      ========      ========
            Loss ratio(1) ............................            31.6%            25.2%         18.4%         15.7%         17.4%
            Expense ratio ............................            60.3             63.2          60.2          58.9          58.7
                                                           -----------       ----------      --------      --------      --------
            Combined ratio(1) ........................            91.9%            88.4%         78.6%         74.6%         76.1%
                                                           ===========       ==========      ========      ========      ========
            Invested assets and cash .................     $   638,204       $  579,657      $555,975      $499,400      $505,355
            Intangible assets, net of
              amortization ...........................         143,785          143,785       149,882       155,980       156,062
            Total assets .............................       1,096,365        1,061,598       950,568       851,575       819,370
            Insurance reserves .......................         519,646          516,190       406,636       357,233       333,728
            Debt .....................................          60,816           76,195       101,556       101,900       113,000
            Total liabilities ........................         675,804          673,170       576,536       525,271       509,473
            Stockholders' equity .....................         420,561          388,428       374,032       326,304       309,897
            Book value per share .....................     $      9.79       $     9.08      $   8.76      $   7.59      $   7.03
            Dividends paid per share .................     $      0.45       $     0.54      $   0.32      $   0.32      $   0.08

----------

(1) These amounts include the effect of recording revisions of prior year reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions were an addition of $6,180, or 2.1%, for the year ended December 31, 2002, an addition of $4,812, or 1.5%, for the year ended December 31, 2001, a reduction of $7,093, or 2.4%, for the year ended December 31, 2000, a reduction of $13,085, or 4.6%, for the year ended December 31, 1999 and a reduction of $4,352, or 1.7%, for the year ended December 31, 1998.

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

(3)   See Note 17 to the Consolidated Financial Statements.

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

RESTATEMENT

      Subsequent to the filing of CNA Surety's Report on Form 10-K for the fiscal year ended December 31, 2002, the Company revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company, which has been in place since October 1, 2002 (this treaty is discussed in greater detail in Note 7 (Reinsurance)). Under the contract CNA Surety pays a quarterly premium of $3.125 million, of which 70% is added to an experience account that is reduced by any losses ceded to the treaty. On dates specified under the contract, CNA Surety can commute the treaty and receive payment of the experience account balance. Under Emerging Issues Task Force ("EITF") Issue 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), a receivable for return premium based on experience under the contract should be established at December 31, 2002. CNA Surety had not previously established such a receivable, and has restated its 2002 consolidated financial statements to comply with EITF 93-6. See Note 17 to the Consolidated Financial Statements. This Management's Discussion and Analysis reflects the effects of the restatement.

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

      CNA Surety's Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $303.4 million and reinsurance receivables related to losses of $137.3 million at December 31, 2002. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will differ from the currently recorded amounts. An incremental percentage change in estimates of this magnitude could result in a material effect on reported earnings. For example, a 10% increase in the December 31, 2002 net estimate for unpaid losses and loss adjustment expenses would produce approximately a $16.6 million charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

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

      CCC, Western Surety and USA are all currently rated A- (Strong), by Standard and Poor's ("S&P"). S&P's letter ratings range from AAA+ (Extremely Strong) to CC (Extremely Weak) with AAA+ being highest. Ratings from "AA" to "CCC" may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. An insurer rated `A' has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

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

      Underwriting results are computed as net earned premiums less net loss and loss adjustment expenses and net commissions, brokerage and other underwriting expenses. Management uses underwriting results to monitor its insurance operations' results without the impact of certain factors, including net investment income, net realized investment gains (losses) and interest expense. Management excludes these factors in order to analyze the direct relationship between net earned premiums and the related net loss and loss adjustment expenses along with net commissions, brokerage and other underwriting expenses.

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

      While management uses various GAAP and non-GAAP financial measures to monitor various aspects of the Company's performance, net income is the most directly comparable GAAP measure and represents a more comprehensive measure of operating performance. Management believes that its process of evaluating performance through the use of these non-GAAP financial measures provides a basis for enhanced understanding of the operating performance and the impact to net income as a whole. Management also believes that investors may find these widely used financial measures described above useful in interpreting the underlying trends and performance, as well as to provide visibility into the significant components of net income.

      Analysis of Net Income

      The Company had net income of $30.1 million for the year ended December 31, 2002, compared with $36.9 million and $53.6 million for the comparable periods in 2001 and 2000, respectively. The principal drivers of the difference in net income from December 31, 2002 as compared to December 31, 2001, were a decrease in net realized investment gains of $7.6 million and an increase in net losses, commissions and related expenses, partially offset by increased net earned premiums, a decrease in interest expense of $2.2 million and the cessation of amortization expense of $6.1 million.

      Net income was $36.9 million for the twelve months ended December 31, 2001, compared with $53.6 million in the same period in 2000. The principal drivers of the difference in net income were an increase in the Company's net losses and loss adjustment expenses, which was partially offset by a decrease in net earned premiums, net commissions, broker and other expenses and interest expense.

      Analysis of the components of net income are discussed in the following sections.

Results of Insurance Operations

      Underwriting components for the Company for the years ended December 31, 2002, 2001 and 2000 are summarized in the following table (dollars in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                               2002          2001          2000
                                                             --------      --------      --------
            Gross written premium ......................     $359,892      $333,003      $316,667
                                                             ========      ========      ========
            Net written premium ........................     $306,654      $315,804      $304,468
                                                             ========      ========      ========
            Net earned premium .........................     $298,319      $320,910      $301,819
                                                             ========      ========      ========
            Net losses and loss adjustment expenses ....     $ 94,198      $ 80,836      $ 55,683
                                                             ========      ========      ========
            Net commissions, brokerage and other .......     $179,827      $202,877      $181,655
                                                             ========      ========      ========
            Loss ratio .................................         31.6%         25.2%         18.4%
            Expense ratio ..............................         60.3          63.2          60.2
                                                             --------      --------      --------
            Combined ratio .............................         91.9%         88.4%         78.6%
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

      Gross written premiums for the years ended December 31, 2002, 2001 and 2000 are shown in the table below (dollars in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                2002         2001         2000
                                              --------     --------     --------
                  Contract ..............     $197,875     $180,588     $161,539
                  Commercial ............      134,039      125,026      128,556
                  Fidelity and other ....       27,978       27,389       26,572
                                              --------     --------     --------
                                              $359,892     $333,003     $316,667
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

      Net written premiums for the years ended December 31, 2002, 2001 and 2000 are shown in the table below (dollars in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                2002         2001         2000
                                              --------     --------     --------
                  Contract ..............     $172,633     $165,603     $150,504
                  Commercial ............      107,290      122,812      126,923
                  Fidelity and other ....       26,731       27,389       27,041
                                              --------     --------     --------
                                              $306,654     $315,804     $304,468
                                              ========     ========     ========

      For the year ended December 31, 2002 net written premiums decreased 2.9% to $306.7 million as compared to the same period in 2001, reflecting the aforementioned gross production variances, the effects of higher reinsurance costs and the Company's efforts to reduce large commercial bond exposures. Ceded written premiums increased $36.0 million to $53.2 million for the year ended December 31, 2002. Ceded written premiums for 2002 include $30.0 million for the Company's $40 million excess of $20 million per principal excess of loss coverage and $8.5 million for the purchase of extended discovery coverage on the Company's $55 million excess of $5 million per principal excess of loss coverage. Net written premiums for contract surety business increased 4.2% to $172.6 million. Net written premiums for commercial surety decreased 12.6% to $107.3 million for the year ended December 31, 2002. Fidelity and other products decreased 2.4% to $26.7 million for the year 2002 as compared to 2001 due to a new quota share reinsurance arrangement effective January 1, 2002.

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

      Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts -- a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company's goal is to generally limit support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company will pay CCC annual reinsurance premiums of $12.5 million in year one and $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year under certain circumstances. If the treaty is commuted, the Company may be entitled to a return premium payment. Based on the experience under the treaty to December 31, 2002, the Company established a return premium receivable of $2.2 million in connection with the restatement described in Note 17 to the accompanying financial statements. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $4.0 million. This contract was effective October 1, 2002 and expires on December 31, 2003.

      CCC also provided reinsurance coverage (the "10% Quota Share Agreement") to the Company for 10% of any losses between $20 million and $60 million with respect to single large surety bonds written effective January 1, 2002 through December 31, 2002. CCC received 10% of the written premium in exchange for the coverage provided.

Net Loss Ratio

      The loss ratios for the years ended December 31, 2002, 2001 and 2000 were 31.6%, 25.2% and 18.4%, respectively. The loss ratios included $6.2 million and $4.8 million in net unfavorable loss reserve development related to prior years for the years ended December 31, 2002 and 2001, respectively, and $7.1 million in net favorable loss reserve development for the year ended December 31, 2000. The net adverse loss reserve development in 2002 includes $2.4 million associated with the assumed international credit and surety business from CNA Re that was discontinued in 2000. The remainder is primarily related to increased claim frequency in the small and specialty contract business. The increases in the adjusted loss ratio for 2002 of 5.8 percentage points relates primarily to estimated net incurred losses of $12.0 million with respect to the bankruptcy filing of a large national trucking concern.

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

      On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. A number of those reinsurers have requested a variety of documents and reserved their rights before making a decision concerning coverage of the settlement under the reinsurance treaties. Management believes that the reinsurers have no valid defense under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of December 31, 2002.

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

Expense Ratio

      The expense ratio decreased to 60.3% for the year ended December 31, 2002 as compared to 63.2% for 2001. The decrease in the expense ratio for the year ended December 31, 2002 primarily reflects reduced acquisition and underwriting expenses which were partially offset by the effect of higher reinsurance costs on net earned premiums. Net earned premiums declined 7.0% and operating expenses decreased at a higher rate of 11.4% for the year ended December 31, 2002. The Company continues to work to offset higher reinsurance and loss costs with premium rate actions, acquisition cost reductions and continued productivity improvements and operating efficiencies.

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

Exposure Management

      As the foregoing results indicate, the Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has enacted various exposure management initiatives, particularly to reduce its risks on large commercial accounts. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, by 40% in 2002 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                                 NUMBER OF
                                                 ACCOUNTS
                                                   AS OF                      TOTAL EXPOSURE
                                                DECEMBER 31,                AS OF DECEMBER 31,
                                              ---------------        --------------------------------
            COMMERCIAL ACCOUNT EXPOSURE       2002       2001        2002        2001     % REDUCTION
            ---------------------------       ----       ----        ----        ----     -----------
                                                            (DOLLARS IN BILLIONS)
            $100 million and larger ...         13         20        $2.5        $5.0        49.3%
            $50 to $100 million .......         19         27         1.2         1.8        32.9
            $25 to $50 million ........         16         35         0.6         1.2        52.2
            $10 to $25 million ........         75         80         1.2         1.3         5.8
                                               ---        ---        ----        ----        ----
            Total .....................        123        162        $5.5        $9.3        40.4
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

      The following table summarizes the composition of the Company's contractor portfolio by size of estimated work program at December 31, 2002:

                                                               ESTIMATED
                                               NUMBER OF        BONDED
                                                ACCOUNTS        BACKLOG
                                                 AS OF           AS OF
                                              DECEMBER 31,    DECEMBER 31,
               CONTRACT WORK PROGRAM              2002            2002
            ----------------------------      ------------    ------------
                                                              (DOLLARS IN
                                                                BILLIONS)
            $150 million and larger ....             41          $ 7.1
            $100 to $150 million .......             33            1.9
            $50 to $100 million ........            136            4.1
            $30 to $50 million .........            152            2.0
            Less than $30 million ......          3,574            3.2
                                                  -----          -----
            Total ......................          3,936          $18.3
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

      The following summarizes net realized investment gains (losses) for the three years ended December 31, 2002:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           2002         2001         2000
                                                         --------      -------      -------
            Gross realized investment gains ........     $ 11,183      $ 1,118      $ 3,251
            Gross realized investment losses .......      (18,769)      (1,072)      (2,694)
                                                         --------      -------      -------
            Net realized investment (loss) gain ....     $ (7,586)     $    46      $   557
                                                         ========      =======      =======

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

Income Taxes

      Income tax expense was $12.6 million, $19.8 million and $27.8 million and the effective income tax rates were 29.6%, 35.0% and 34.1% for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in the estimated effective tax rate in 2002 primarily relates to the increased tax exempt income and the adoption of SFAS No. 142 which ended the periodic amortization the Company's goodwill and intangibles.

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

      Amortization of the Term Loan will take place at $10,000,000 per year, in equal installments of $5,000,000 on the following dates:

                     DATE                   AMORTIZATION     OUTSTANDING BALANCE
            -----------------------         ------------     -------------------
            June 30, 2003 .........          $5,000,000          $25,000,000
            September 30, 2003 ....           5,000,000           20,000,000
            March 31, 2004 ........           5,000,000           15,000,000
            September 30, 2004 ....           5,000,000           10,000,000
            March 31, 2005 ........           5,000,000            5,000,000
            September 30, 2005 ....           5,000,000                    0

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

FINANCIAL CONDITION

Investment Portfolio

      The following table summarizes the distribution of the Company's fixed income and equity portfolios at estimated fair values as of December 31, 2002 and 2001:

                                                                     DECEMBER 31,
                                                                        2002                       DECEMBER 31,
                                                                      ESTIMATED                       2001
                                                                        FAIR           % OF         ESTIMATED        % OF
                                                                        VALUE          TOTAL        FAIR VALUE       TOTAL
                                                                     ------------      -----       ------------      -----
            Fixed income securities:
            U.S. Treasury securities and obligations of
              U.S. Government and agencies:
                 U.S. Treasury ................................        $ 17,100          3.0%        $ 25,307          5.0%
                 U.S. Agencies ................................          29,930          5.2           68,952         13.6
                 Collateralized mortgage obligations ..........             163          0.0              414          0.1
                 Mortgage pass-through securities .............          22,047          3.9           22,396          4.4
            Obligations of states and political
              subdivisions ....................................         367,934         64.4          220,799         43.5
            Corporate bonds ...................................          82,145         14.4           72,380         14.3
            Non-agency collateralized mortgage obligations ....          10,916          1.9           12,625          2.5
            Other asset-backed securities:
              Second mortgages/home equity loans ..............          12,456          2.2           16,321          3.2
              Credit card receivables .........................           5,087          0.9           10,327          2.0
              Other ...........................................           8,491          1.5            8,763          1.7
            Redeemable preferred stock ........................          14,269          2.5           13,557          2.7
                                                                       --------        -----         --------        -----
                 Total fixed income securities ................         570,538         99.9%         471,841         93.0%
            Equity securities .................................             761          0.1           35,754          7.0
                                                                       --------        -----         --------        -----
                 Total ........................................        $571,299        100.0%        $507,595        100.0%
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

      The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety by investment category, were as follows (dollars in thousands):

                                                                                                  GROSS           GROSS
                                                                AMORTIZED COST   UNREALIZED     UNREALIZED   ESTIMATED FAIR
                            DECEMBER 31, 2002                       OR COST         GAINS         LOSSES          VALUE
            -----------------------------------------------     --------------   ----------     ----------   --------------
            Fixed income securities:
            U.S. Treasury securities and obligations of
            U.S. Government and agencies:
                 U.S. Treasury ............................        $ 16,140        $   960        $  --         $ 17,100
                 U.S. Agencies ............................          29,396            537           (3)          29,930
                 Collateralized mortgage
                   obligations ............................             156              7           --              163
                 Mortgage pass-through securities .........          20,981          1,066           --           22,047
            Obligations of states and political
              subdivisions ................................         347,918         20,099          (83)         367,934
            Corporate bonds ...............................          76,181          6,154         (190)          82,145
            Non-agency collateralized mortgage
              obligations .................................          10,497            477          (58)          10,916
            Other asset-backed securities:
              Second mortgages/home equity loans ..........          11,842            614           --           12,456
              Credit card receivables .....................           5,000             87           --            5,087
              Other .......................................           7,838            653           --            8,491
            Redeemable preferred stock ....................          13,415            854           --           14,269
                                                                   --------        -------        -----         --------
                 Total fixed income securities ............         539,364         31,508         (334)         570,538
            Equity securities .............................             852             --          (91)             761
                                                                   --------        -------        -----         --------
                 Total ....................................        $540,216        $31,508        $(425)        $571,299
                                                                   ========        =======        =====         ========

      Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Balance Sheets and Consolidated Statements of Income. The Company's Quantitative and Qualitative Discussion about Market Risk is contained in Item 7A of this Form 10-K/A.

      The following table sets forth the ratings assigned by The Standard & Poor's Corporation ("S&P") or Moody's Investor Services, Inc. ("Moody's") of the fixed income securities portfolio of the Company as of December 31, 2002 and 2001 (dollars in thousands):

                                                   2002                           2001
                                         -------------------------      -------------------------
                   CREDIT RATING         FAIR VALUE     % OF TOTAL      FAIR VALUE     % OF TOTAL
                   -------------         ----------     ----------      ----------     ----------
                  AAA/Aaa ........        $358,976          62.9%        $305,178          64.7%
                  AA/Aa ..........         110,593          19.4           75,189          15.9
                  A/A ............          52,447           9.2           56,107          11.9
                  BBB ............          41,612           7.3           28,849           6.1
                  Not Rated ......           6,910           1.2            6,518           1.4
                                          --------        ------         --------        ------
                       Total .....        $570,538        $100.0%        $471,841        $100.0%
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

      The adoption of this standard eliminated the Company's amortization of goodwill and intangible assets as of December 31, 2001 and therefore, increased the Company's reported net income in 2002 by $5.7 million, or $0.13 per share as compared to prior years. If the provisions of this standard were applied to prior periods, net income for the years ended December 31, 2001 and 2000 would have been $42.6 million, or $0.99 per share, and $59.3 million, or $1.38 per share, respectively.

      In October 2001, the FASB issued SFAS No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this statement were effective for CNA Surety beginning January 1, 2002. The initial adoption of this standard had no impact on the Company's financial position or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148 entitled "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123")to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted this standard beginning with the 2002 annual financial statements and will meet the disclosure requirements in all subsequent annual and interim financial statements. The Company has not determined if it will adopt fair value accounting in 2003.

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

      In November of 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB statements Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34)" ("FIN No. 45"). FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5") relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 provides for additional disclosure requirements related to guarantees, effective for financial periods ending after December 15, 2002. Additionally, FIN No. 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. These provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN No. 45 and will adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 is not expected to have a significant impact on the Company's financial position or results of operations.

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

FORWARD-LOOKING STATEMENTS

      This report includes a number of statements which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as "believes," "expects," "intends," "anticipates," "estimates," and similar expressions. Forward-looking statements in this report include expected developments in the Company's insurance business, including losses and loss reserves; the impact of routine ongoing insurance reserve reviews being conducted by the Company; the ongoing state regulatory examinations of the Company's primary insurance company subsidiaries, and the Company's responses to the results of those reviews and examinations; the Company's expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company's expense reduction and restructuring activities; and the Company's proposed actions in response to trends in its business.

      Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

      -     general economic and business conditions;

      - changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

      - the effects of corporate bankruptcies, such as Enron and WorldCom, on surety bond claims, as well as on capital markets;

      - changes in foreign or domestic political, social and economic conditions;

      - regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

      - regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements;

      - the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company's books of business;

      - product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

      - development of claims and the impact on loss reserves, including changes in claim settlement practices;

      - the performance of reinsurance companies under reinsurance contracts with the Company;

      - results of financing efforts, including the availability of bank credit facilities;

      -     changes in the Company's composition of operating segments;

      - the sufficiency of the Company's loss reserves and the possibility of future increases in reserves;

      - the risks and uncertainties associated with the Company's loss reserves as outlined in the Reserves section of this MD&A; and,

      - the possibility of further changes in the Company's ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

      Any forward-looking statements made in this report are made by the Company as of the date of this report. The Company does not have any obligation to update or revise any forward-looking statement contained in this report, even if the Company's expectations or any related events, conditions or circumstances change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CNA Surety Corporation

      We have audited the accompanying consolidated balance sheets of CNA Surety Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CNA Surety Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 17, the accompanying 2002 consolidated financial statements have been restated.

      Also, as discussed in Note 1, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 10, 2003
(March 12, 2004 as to the effects of the restatement described in Note 17.)

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                             DECEMBER 31,
                                                                                                  ---------------------------------
                                                                                                        2002                2001
                                                                                                  ---------------       -----------
                                                                                                  AS RESTATED (a)
                                                                                                          (AMOUNTS IN THOUSANDS,
                                                                                                          EXCEPT PER SHARE DATA)
                                      ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost:
    $539,364 and $464,102) ...................................................................      $   570,538         $   471,841
  Equity securities, at fair value (cost: $852 and $42,614) ..................................              761              35,754
  Short-term investments, at cost (approximates fair value) ..................................           50,669              53,600
  Other investments, at fair value ...........................................................            1,257               5,303
  Cash .......................................................................................           14,979              13,159
                                                                                                    -----------         -----------
    Total invested assets and cash ...........................................................          638,204             579,657
Deferred policy acquisition costs ............................................................           96,386              89,788
Insurance receivables:
  Premiums, including $34,097 and $29,829 from affiliates (net of allowance for doubtful
    accounts: $1,365 and $2,614) .............................................................           45,423              39,911
  Reinsurance, including $17,589 and $58,027 from affiliates .................................          132,949             176,235
Intangible assets (net of accumulated amortization: $25,523 and $25,523) .....................          143,785             143,785
Property and equipment, at cost (less accumulated depreciation: $16,047 and $14,138) .........           17,260              17,645
Prepaid reinsurance premiums .................................................................           13,337               5,838
Receivable for securities sold ...............................................................                3                  --
Other assets .................................................................................            9,018               8,739
                                                                                                    -----------         -----------
      Total assets ...........................................................................      $ 1,096,365         $ 1,061,598
                                                                                                    ===========         ===========
                              LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses .................................................      $   303,433         $   315,811
  Unearned premiums ..........................................................................          216,213             200,379
                                                                                                    -----------         -----------
    Total reserves ...........................................................................          519,646             516,190
Debt .........................................................................................           60,816              76,195
Deferred income taxes, net ...................................................................           30,727              19,969
Payable for securities purchased .............................................................               --              11,406
Current income taxes payable .................................................................            5,889               1,822
Reinsurance and other payables to affiliates .................................................           25,988              10,374
Other liabilities ............................................................................           32,738              37,214
                                                                                                    -----------         -----------
    Total liabilities ........................................................................      $   675,804         $   673,170
                                                                                                    -----------         -----------
Commitments and contingencies (See Note 9)
STOCKHOLDERS' EQUITY Preferred stock, par value $.01 per share, 20,000 shares authorized;
  none issued and outstanding ................................................................               --                  --
Common stock, par value $.01 per share, 100,000 shares authorized; 44,386 shares issued and
  42,947 shares outstanding at December 31, 2002 and 44,229 shares issued and 42,780 shares
  outstanding at December 31, 2001 ...........................................................              444                 442
Additional paid-in capital ...................................................................          255,765             254,133
Retained earnings ............................................................................          159,937             149,128
Accumulated other comprehensive income .......................................................           19,861                 278
Treasury stock, at cost ......................................................................          (15,446)            (15,553)
                                                                                                    -----------         -----------
    Total stockholders' equity ...............................................................          420,561             388,428
                                                                                                    -----------         -----------
    Total liabilities and stockholders' equity ...............................................      $ 1,096,365         $ 1,061,598
                                                                                                    ===========         ===========

        The accompanying notes are an integral part of these consolidated financial statements.

(a) See Note 17.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                  YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                             2002             2001            2000
                                                                       ---------------      --------        --------
                                                                       AS RESTATED (a)
                                                                                     (AMOUNTS IN THOUSANDS,
                                                                                     EXCEPT PER SHARE DATA)
      Revenues:
        Net earned premium .......................................        $ 298,319         $320,910        $301,819
        Net investment income ....................................           27,754           29,515          29,897
        Net realized investment (losses) gains ...................           (7,586)              46             557
                                                                          ---------         --------        --------
           Total revenues ........................................          318,487          350,471         332,273
                                                                          ---------         --------        --------
      Expenses:
        Net losses and loss adjustment expenses ..................           94,198           80,836          55,683
        Net commissions, brokerage and other underwriting
           expenses ..............................................          179,827          202,877         181,655
        Interest expense .........................................            1,708            3,925           6,956
        Non-recurring charge .....................................               --               --             500
        Amortization of intangible assets ........................               --            6,097           6,097
                                                                          ---------         --------        --------
           Total expenses ........................................          275,733          293,735         250,891
                                                                          ---------         --------        --------
      Income before income taxes .................................           42,754           56,736          81,382
      Income taxes ...............................................           12,635           19,828          27,780
                                                                          ---------         --------        --------
      Net income .................................................        $  30,119         $ 36,908        $ 53,602
                                                                          =========         ========        ========
      Earnings per share .........................................        $    0.70         $   0.86        $   1.25
                                                                          =========         ========        ========
      Earnings per share, assuming dilution ......................        $    0.70         $   0.86        $   1.25
                                                                          =========         ========        ========
      Weighted average shares outstanding ........................           42,910           42,744          42,898
                                                                          =========         ========        ========
      Weighted average shares outstanding, assuming dilution .....           43,028           42,938          43,028
                                                                          =========         ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

(a) See Note 17.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                COMMON
                                                 STOCK
                                                 SHARES          COMMON          ADDITIONAL       COMPREHENSIVE
                                              OUTSTANDING         STOCK        PAID-IN CAPITAL        INCOME
                                              -----------       ----------     ---------------    -------------
                                                                   (AMOUNTS IN THOUSANDS)
Balance, December 31, 1999 .............         43,006         $      441        $253,366
                                                 ======         ==========        ========
Comprehensive income:
Net income .............................             --                 --              --              53,602
Other comprehensive income:
  Change in unrealized
    (losses) on securities
    (after income taxes), net
    of reclassification
    adjustment of $(1,263) .............             --                 --              --              11,417
                                                                                                    ----------
         Total comprehensive
           income ......................                                                            $   65,019
                                                                                                    ==========
Purchase of treasury stock .............           (327)                --              --
Stock options exercised and
  other ................................             23                 --             131
Dividends paid to
  stockholders .........................             --                 --              --
                                                 ------         ----------        --------
Balance, December 31, 2000 .............         42,702         $      441        $253,497
                                                 ======         ==========        ========
Comprehensive income:
Net income .............................             --                 --              --              36,908
Other comprehensive income:
  Change in unrealized gains
    on securities (after
    income taxes), net of
    reclassification
    adjustment of $(823) ...............             --                 --              --                  11
                                                                                                    ----------
         Total comprehensive
           income ......................                                                            $   36,919
                                                                                                    ==========
Purchase of treasury stock .............             --                 --              --
Employee Stock Purchase
  Program issuance from
  treasury stock .......................             --                 --               5
Stock options exercised and
  other ................................             78                  1             631
Dividends paid to
  stockholders .........................             --                 --              --
                                                 ------         ----------        --------
Balance, December 31, 2001 .............         42,780         $      442        $254,133
                                                 ======         ==========        ========
Comprehensive income:
Net income (As restated (a)) ...........             --                 --              --              30,119
Other comprehensive income:
  Change in unrealized gains
    on securities (after
    income taxes), net of
    reclassification
    adjustment of
    $(16,627) ..........................             --                 --              --              19,583
                                                                                                    ----------
         Total comprehensive
           Income (As restated (a)) ....                                                            $   49,702
                                                                                                    ==========
Purchase of treasury stock .............             --                 --              --
Employee Stock Purchase
  Program issuance from
  treasury stock .......................             10                 --              15
Stock options exercised and
  other ................................            157                  2           1,617
Dividends paid to
  stockholders .........................             --                 --              --
                                                 ------         ----------        --------
Balance, December 31, 2002
(As restated (a)) ......................         42,947         $      444        $255,765
                                                 ======         ==========        ========

                                                              ACCUMULATED
                                                                 OTHER          TREASURY           TOTAL
                                             RETAINED        COMPREHENSIVE        STOCK         STOCKHOLDERS'
                                             EARNINGS        INCOME (LOSS)      (AT COST)          EQUITY
                                             ---------       -------------      ---------       -------------
                                                                  (AMOUNTS IN THOUSANDS)
Balance, December 31, 1999 .............     $  95,419         $(11,150)        $(11,772)        $ 326,304
                                             =========         ========         ========         =========
Comprehensive income:
Net income .............................        53,602               --               --            53,602
Other comprehensive income:
  Change in unrealized
    (losses) on securities
    (after income taxes), net
    of reclassification
    adjustment of $(1,263) .............            --           11,417               --            11,417

         Total comprehensive
           income ......................

Purchase of treasury stock .............            --               --           (3,709)           (3,709)
Stock options exercised and
  other ................................            --               --               --               131
Dividends paid to
  stockholders .........................       (13,713)              --               --           (13,713)
                                             ---------         --------         --------         ---------
Balance, December 31, 2000 .............     $ 135,308         $    267         $(15,481)        $ 374,032
                                             =========         ========         ========         =========
Comprehensive income:
Net income .............................        36,908               --               --            36,908
Other comprehensive income:
  Change in unrealized gains
    on securities (after
    income taxes), net of
    reclassification
    adjustment of $(823) ...............            --               11               --                11

         Total comprehensive
           income ......................

Purchase of treasury stock .............            --               --             (124)             (124)
Employee Stock Purchase
  Program issuance from
  treasury stock .......................            --               --               52                57
Stock options exercised and
  other ................................            --               --               --               632
Dividends paid to
  stockholders .........................       (23,088)              --               --           (23,088)
                                             ---------         --------         --------         ---------
Balance, December 31, 2001 .............     $ 149,128         $    278         $(15,553)        $ 388,428
                                             =========         ========         ========         =========
Comprehensive income:
Net income (As restated (a)) ...........        30,119               --               --            30,119
Other comprehensive income:
  Change in unrealized gains
    on securities (after
    income taxes), net of
    reclassification
    adjustment of
    $(16,627) ..........................            --           19,583               --            19,583

         Total comprehensive
           Income (As restated (a)) ....

Purchase of treasury stock .............            --               --               --                --
Employee Stock Purchase
  Program issuance from
  treasury stock .......................            --               --              107               122
Stock options exercised and
  other ................................            --               --               --             1,619
Dividends paid to
  stockholders .........................       (19,310)              --               --           (19,310)
                                             ---------         --------         --------         ---------
Balance, December 31, 2002
(As restated (a)) ......................     $ 159,937         $ 19,861         $(15,446)        $ 420,561
                                             =========         ========         ========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

(a) See Note 17.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------------------
                                                                                2002              2001              2000
                                                                           ---------------     ---------         ---------
                                                                           AS RESTATED (a)
                                                                                        (AMOUNTS IN THOUSANDS)
      OPERATING ACTIVITIES:
        Net income ..................................................        $  30,119         $  36,908         $  53,602
        Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation and amortization ............................            3,866             9,614             9,291
           Accretion of bond discount, net ..........................            1,028               728             1,043
           Net realized investment losses (gains) ...................            7,586               (46)             (557)
        Changes in:
           Insurance receivables ....................................           37,774           (99,609)          (30,557)
           Reserve for unearned premiums ............................           15,834            (1,800)            2,879
           Reserve for unpaid losses and loss adjustment
             expenses ...............................................          (12,378)          111,354            46,524
           Deferred policy acquisition costs ........................           (6,598)            1,615            (6,479)
           Deferred income taxes, net ...............................              171               181             3,078
           Reinsurance and other payables to affiliates .............           15,614               806               888
           Prepaid reinsurance premiums .............................           (7,499)           (3,306)             (230)
           Other assets and liabilities .............................               21               593              (238)
                                                                             ---------         ---------         ---------
                Net cash provided by operating activities ...........           85,538            57,038            79,244
                                                                             ---------         ---------         ---------
      INVESTING ACTIVITIES:
        Fixed income securities:
           Purchases ................................................         (239,019)         (140,857)         (133,679)
           Maturities ...............................................           29,303            62,507            35,394
           Sales ....................................................          142,322            67,370            77,788
        Purchases of equity securities ..............................          (22,870)           (6,706)          (19,587)
        Proceeds from the sale of equity securities .................           48,900             1,617             8,525
        Changes in short-term investments ...........................            2,942              (938)           (9,228)
        Changes in other investments ................................            3,209              (131)                3
        Purchases of property and equipment .........................           (3,881)           (6,396)           (4,166)
        Changes in receivables/payables for securities
           sold/purchased ...........................................          (11,409)           21,812           (17,894)
        Other, net ..................................................              (62)              (53)              (24)
                                                                             ---------         ---------         ---------
                Net cash used in investing activities ...............          (50,565)           (1,775)          (62,868)
                                                                             ---------         ---------         ---------
      FINANCING ACTIVITIES:
        Proceeds from debt ..........................................           71,000                --                --
        Principal payments on debt ..................................          (86,379)          (25,361)             (344)
        Dividends to stockholders ...................................          (19,310)          (23,088)          (13,713)
        Issuance of treasury stock to employee stock purchase
           plan .....................................................              122                57                --
        Purchase of treasury stock ..................................               --              (124)           (3,709)
        Employee stock option exercises .............................            1,414               462               103
                                                                             ---------         ---------         ---------
                Net cash used in financing activities ...............          (33,153)          (48,054)          (17,663)
                                                                             ---------         ---------         ---------
      Increase (decrease) in cash ...................................            1,820             7,209            (1,287)
      Cash at beginning of period ...................................           13,159             5,950             7,237
                                                                             ---------         ---------         ---------
      Cash at end of period .........................................        $  14,979         $  13,159         $   5,950
                                                                             =========         =========         =========
      Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for:
           Interest .................................................        $   2,136         $   3,563         $   7,363
           Income taxes .............................................        $   8,000         $  23,750         $  24,050

        The accompanying notes are an integral part of these consolidated financial statements.

(a) See Note 17

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

      The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation under the Company's stock-based compensation plan.

                                                                                           Years ended December 31
                                                                                    ------------------------------------
      (in thousands, except per share data)                                           2002          2001          2000
                                                                                    --------      --------      --------
      Net income                                                                    $ 30,119      $ 36,908      $ 53,602
      Less: Total stock based compensation cost determined under the fair value
      method, net of tax                                                                 (12)         (530)         (640)
                                                                                    --------      --------      --------
      Pro forma net income                                                          $ 30,107      $ 36,378      $ 52,962
                                                                                    ========      ========      ========

      Basic and diluted earnings per share, as reported                             $   0.70      $   0.86      $   1.25
                                                                                    ========      ========      ========
      Basic and diluted earnings per share, pro forma                               $   0.70      $   0.85      $   1.23
                                                                                    ========      ========      ========

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

Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and determined principally on a straight-line basis. The cost of maintenance and repairs is charged to income as incurred; major improvements are capitalized.

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

      The computation of earnings per share is as follows (amounts in thousands, except for per share data):

                                                                               Years Ended December 31,
                                                                           -------------------------------
                                                                             2002        2001        2000
                                                                           -------     -------     -------
      Net income .....................................................     $30,119     $36,908     $53,602
                                                                           =======     =======     =======
      Shares:
      Weighted average shares outstanding ............................      42,780      42,702      43,006
           Weighted average shares of options
           exercised/shares repurchased ..............................         130          42        (108)
                                                                           -------     -------     -------
      Total weighted average shares outstanding ......................      42,910      42,744      42,898
           Effect of dilutive options ................................         118         194         130
                                                                           -------     -------     -------
      Total weighted average shares outstanding, assuming dilution ...      43,028      42,938      43,028
                                                                           =======     =======     =======

      Earnings per share .............................................     $  0.70     $  0.86     $  1.25
                                                                           =======     =======     =======

      Earnings per share, assuming dilution ..........................     $  0.70     $  0.86     $  1.25
                                                                           =======     =======     =======

      No adjustments were made to reported net income in the computation of earnings per share.

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

      The adoption of this standard eliminated the Company's amortization of goodwill and intangibles as of December 31, 2001 and therefore, increased the Company's reported net income in 2002 by $5.7 million, or $0.13 per share as compared to prior years. If the provisions of this standard were applied to prior periods, net income for the year ended December 31, 2001 and 2000 would have been $42.6 million, or $0.99 per share and $59.3 million, or $1.38 per share, respectively, and is illustrated in the following table:

                                                                                                 Year ended December 31,
                                                                                             --------------------------------
            (in thousands except per share data)                                               2002        2001        2000
                                                                                             --------     -------     -------
            Net income                                                                       $ 30,119     $36,908     $53,602
            Add: Goodwill and indefinite-lived intangible assets amortization, after tax           --       5,738       5,738
                                                                                             --------     -------     -------
            Pro forma net income                                                             $ 30,119     $42,646     $59,340
                                                                                             ========     =======     =======

            Basic and diluted earnings per share, as reported                                $   0.70     $  0.86     $  1.25
                                                                                             ========     =======     =======
            Basic and diluted earnings per share, pro forma                                  $   0.70     $  0.99     $  1.38
                                                                                             ========     =======     =======

      In October 2001, the FASB issued SFAS No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this statement were effective for CNA Surety beginning January 1, 2002. The initial adoption of this standard had no impact on the Company's financial position or results of operations.

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

      In November of 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB statements Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34)" ("FIN No. 45"). FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5") relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 provides for additional disclosure requirements related to guarantees effective for financial periods ending after December 15, 2002. Additionally, FIN No. 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. These provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN No. 45 and will adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 is not expected to have a significant impact on the Company's financial position or results of operations.

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

3. INVESTMENTS

      The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety by investment category, were as follows (dollars in thousands):

                                                                         AMORTIZED        GROSS          GROSS
                                                                          COST OR       UNREALIZED     UNREALIZED       ESTIMATED
                                   DECEMBER 31, 2002                       COST           GAINS          LOSSES         FAIR VALUE
                 ------------------------------------------------        ---------      ----------     ----------       ----------
                 Fixed income securities:
                 U.S. Treasury securities and obligations of
                   U.S. Government and agencies:
                      U.S. Treasury .............................        $ 16,140        $   960        $     --         $ 17,100
                      U.S. Agencies .............................          29,396            537              (3)          29,930
                      Collateralized mortgage obligations .......             156              7              --              163
                      Mortgage pass-through securities ..........          20,981          1,066              --           22,047
                 Obligations of states and political
                   subdivisions .................................         347,918         20,099             (83)         367,934
                 Corporate bonds ................................          76,181          6,154            (190)          82,145
                 Non-agency collateralized mortgage
                   obligations ..................................          10,497            477             (58)          10,916
                 Other asset-backed securities:
                   Second mortgages/home equity loans ...........          11,842            614              --           12,456
                   Credit card receivables ......................           5,000             87              --            5,087
                   Other ........................................           7,838            653              --            8,491
                 Redeemable preferred stock .....................          13,415            854              --           14,269
                                                                         --------        -------        --------         --------
                      Total fixed income securities .............         539,364         31,508            (334)         570,538
                 Equity securities ..............................             852             --             (91)             761
                                                                         --------        -------        --------         --------
                      Total .....................................        $540,216        $31,508        $   (425)        $571,299
                                                                         ========        =======        ========         ========

                                                                         AMORTIZED        GROSS          GROSS
                                                                          COST OR       UNREALIZED     UNREALIZED       ESTIMATED
                                DECEMBER 31, 2001                          COST           GAINS          LOSSES         FAIR VALUE
            -----------------------------------------------------        ---------      ----------     ----------       ----------
            Fixed income securities:
            U.S. Treasury securities and obligations of U.S.
              Government and agencies:
                 U.S. Treasury ..................................        $ 24,751        $   561        $     (5)        $ 25,307
                 U.S. Agencies ..................................          67,539          2,119            (706)          68,952
                 Collateralized mortgage obligations ............             411              4              (1)             414
                 Mortgage pass-through securities ...............          22,165            231              --           22,396
            Obligations of states and political subdivisions ....         217,757          5,029          (1,987)         220,799
            Corporate bonds .....................................          71,029          2,007            (656)          72,380
            Non-agency collateralized mortgage obligations ......          12,898            132            (405)          12,625
            Other asset-backed securities:
              Second mortgages/home equity loans ................          15,784            537              --           16,321
              Credit card receivables ...........................          10,000            327              --           10,327
              Other .............................................           8,333            450             (20)           8,763
            Redeemable preferred stock ..........................          13,435            122              --           13,557
                                                                         --------        -------        --------         --------
                 Total fixed income securities ..................         464,102         11,519          (3,780)         471,841
            Equity securities ...................................          42,614          2,620          (9,480)          35,754
                                                                         --------        -------        --------         --------
                 Total ..........................................        $506,716        $14,139        $(13,260)        $507,595
                                                                         ========        =======        ========         ========

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

      The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at December 31, 2002 and 2001 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

                                                                        2002                             2001
                                                              -------------------------       -------------------------
                                                              AMORTIZED       ESTIMATED       AMORTIZED       ESTIMATED
                                                                COST         FAIR VALUE         COST         FAIR VALUE
                                                              ---------      ----------       ---------      ----------
            FIXED INCOME SECURITIES:
            Due within one year ......................        $  1,327        $  1,329        $    705        $    724
            Due after one year but within five
              years ..................................          55,040          57,632          70,379          70,935
            Due after five years but within ten
              years ..................................         215,008         227,425         141,011         145,212
            Due after ten years ......................         211,675         224,992         182,417         184,124
                                                              --------        --------        --------        --------
                                                               483,050         511,378         394,512         400,995
            Mortgage pass-through securities,
              collateralized mortgage obligations
              and asset-backed securities ............          56,314          59,160          69,590          70,846
                                                              --------        --------        --------        --------
                                                              $539,364        $570,538        $464,102        $471,841
                                                              ========        ========        ========        ========

      Major categories of net investment income and gross realized investment gains and (losses) from sales of available-for-sale securities were as follows (dollars in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2002         2001         2000
                                                           --------     --------     --------
            Investment income:
              Fixed income securities .................    $ 25,764     $ 26,819     $ 25,623
              Equity securities .......................       1,213          393          372
              Short-term investments ..................       1,359        2,536        3,998
              Other ...................................         135          402          563
                                                           --------     --------     --------
              Total investment income .................      28,471       30,150       30,556
            Investment expenses .......................        (717)        (635)        (659)
                                                           --------     --------     --------
            Net investment income .....................    $ 27,754     $ 29,515     $ 29,897
                                                           ========     ========     ========
            Gross realized investment gains ...........    $ 11,183     $  1,118     $  3,251
            Gross realized investment losses ..........     (18,769)      (1,072)      (2,694)
                                                           --------     --------     --------
            Net realized investment gain (losses) .....    $ (7,586)    $     46     $    557
                                                           ========     ========     ========

      Net unrealized gain and loss on securities included in stockholders' equity at December 31, 2002 and 2001 was comprised of the following (dollars in thousands):

                                                           2002                                         2001
                                            ------------------------------------       -------------------------------------
                                             GAINS        LOSSES           NET           GAINS         LOSSES          NET
                                            -------      --------       --------       --------       --------       -------
            Fixed income
              securities .............      $31,508      $   (334)      $ 31,174       $ 11,519       $ (3,780)      $ 7,739
            Equity securities ........           --           (91)           (91)         2,620         (9,480)       (6,860)
            Other ....................           --          (527)          (527)            --           (451)         (451)
                                            -------      --------       --------       --------       --------       -------
                                            $31,508      $   (952)        30,556       $ 14,139       $(13,711)          428
                                                                        ========       ========       ========       =======
            Deferred income
              taxes ..................                                   (10,695)                                       (150)
                                                                        --------                                     -------
            Net unrealized gain on
              securities .............                                  $ 19,861                                     $   278
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

      Amortization of the Term Loan will take place at $10,000,000 per year, in equal installments of $5,000,000 on the following dates:

                      DATE                  AMORTIZATION     OUTSTANDING BALANCE
            -----------------------         ------------     -------------------
            June 30, 2003 .........          $5,000,000          $25,000,000
            September 30, 2003 ....           5,000,000           20,000,000
            March 31, 2004 ........           5,000,000           15,000,000
            September 30, 2004 ....           5,000,000           10,000,000
            March 31, 2005 ........           5,000,000            5,000,000
            September 30, 2005 ....           5,000,000                    0

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

      The carrying amounts and estimated fair values of financial instruments at December 31, 2002 and 2001 were as follows (dollars in thousands):

                                                          2002                             2001
                                                -------------------------       -------------------------
                                                CARRYING        ESTIMATED       CARRYING        ESTIMATED
                                                 AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                                --------       ----------       --------       ----------
            Fixed income securities ....        $570,538        $570,538        $471,841        $471,841
            Equity securities ..........             761             761          35,754          35,754
            Short-term investments .....          50,669          50,669          53,600          53,600
            Other investments ..........           1,257           1,257           5,303           5,303
            Cash .......................          14,979          14,979          13,159          13,159
            Debt .......................          60,816          60,816          76,195          76,195

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

6. DEFERRED POLICY ACQUISITION COSTS AND OTHER OPERATING EXPENSES

      Policy acquisition costs deferred and the related amortization of deferred policy acquisition costs were as follows (dollars in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                      2002           2001           2000
                                                    ---------      ---------      ---------
            Balance at beginning of period ....     $  89,788      $  91,403      $  84,924
              Costs deferred ..................       145,589        145,885        140,114
              Amortization ....................      (138,991)      (147,500)      (133,635)
                                                    ---------      ---------      ---------
            Balance at end of period ..........     $  96,386      $  89,788      $  91,403
                                                    =========      =========      =========

      Net commissions, brokerage and other underwriting expenses were comprised as follows (dollars in thousands):

                                                                      YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                   2002         2001         2000
                                                                 --------     --------     --------
            Amortization of deferred policy acquisition
              costs ........................................     $138,991     $147,500     $133,635
            Other operating expenses .......................       40,836       55,377       48,020
                                                                 --------     --------     --------
              Net commissions, brokerage and other
                 underwriting expenses .....................     $179,827     $202,877     $181,655
                                                                 ========     ========     ========

7. REINSURANCE

      The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not ordinarily relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company evaluates the financial condition of its reinsurers, establishes allowances for uncollectible amounts and monitors concentrations of credit risk. At December 31, 2002, CNA Surety's largest reinsurance receivable from an affiliate, CCC, an A (Excellent) rated company by A.M. Best, was approximately $17.6 million. At December 31, 2002, CNA Surety's largest reinsurance receivable from a non-affiliate reinsurer was approximately $25.6 million with a company rated A++ (Superior) by A.M. Best.

      The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):

                                                                       YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------------------------
                                               2002                              2001                              2000
                                    --------------------------        --------------------------        --------------------------

                                     WRITTEN           EARNED          WRITTEN           EARNED          WRITTEN           EARNED
                                    ---------        ---------        ---------        ---------        ---------        ---------
            Direct ..........       $ 148,186        $ 137,957        $ 127,494        $ 120,687        $ 115,100        $ 109,472
            Assumed .........         211,706          206,146          205,509          214,206          201,567          207,178
            Ceded ...........         (53,238)         (45,784)         (17,199)         (13,983)         (12,199)         (14,831)
                                    ---------        ---------        ---------        ---------        ---------        ---------
            Net premiums ....       $ 306,654        $ 298,319        $ 315,804        $ 320,910        $ 304,468        $ 301,819
                                    =========        =========        =========        =========        =========        =========

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

      The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                         YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------------
                                                      2002                        2001                            2000
                                              --------------------       -----------------------        -----------------------
                                                 $          RATIO            $            RATIO             $            RATIO
                                              -------       ------       ---------       -------        ---------       -------
            Gross losses and loss
              adjustment expenses .....       $76,199        22.1%       $ 206,980         61.8%        $ 136,004         43.0%
            Reinsurance recoveries ....        17,999        39.3%        (126,144)      (902.1)%        (80,321)       (541.6)%
                                              -------       -----        ---------       ------         ---------       ------
            Net losses and loss
              adjustment expenses .....       $94,198        31.6%       $  80,836         25.2%        $  55,683         18.4%
                                              =======       =====        =========       ======         =========       ======

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

      CCC and CIC paid Western Surety, net of commissions and reinsured loss payments, $94.4 million, $77.2 million and $88.6 million for the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002 and 2001, CNA Surety had an insurance receivable balance from CCC and CIC of $51.7 million and $87.9 million, respectively. The December 31, 2002 balance is comprised of $34.1 million of direct premium receivables from CCC and CIC with respect to the surety business ceded to Western Surety and $17.6 million of reinsurance recoverables under the Stop Loss Contract and the Excess of Loss Contracts written by CCC. CNA Surety had reinsurance payables to CCC and CIC of $24.3 million and $6.2 million as of December 31, 2002 and 2001, respectively, primarily related to reinsured losses.

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

      Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts -- a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company's goal is to generally limit support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company will pay CCC annual reinsurance premiums of $12.5 million in year one and $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year under certain circumstances. If the treaty is commuted, the Company may be entitled to a return premium payment. Based on the experience under the treaty to December 31, 2002, the Company established a return premium receivable of $2.2 million in connection with the restatement described in Note 17 to the accompanying financial statements. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $4.0 million. This contract was effective October 1, 2002 and expires on December 31, 2003.

      CCC also provided reinsurance coverage (the "10% Quota Share Agreement") to the Company for 10% of any losses between $20 million and $60 million with respect to single large surety bonds written effective January 1, 2002 through December 31, 2002. CCC received 10% of the written premium in exchange for the coverage provided.

8. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                2002         2001          2000
                                                                              --------     --------     ---------
            Reserves at beginning of period:
            Gross .......................................................     $315,811     $204,457     $ 157,933
            Ceded reinsurance ...........................................      166,318       70,159        20,464
                                                                              --------     --------     ---------
              Net reserves at beginning of period .......................      149,493      134,298       137,469
                                                                              --------     --------     ---------
            Net incurred loss and loss adjustment expenses:
              Provision for insured events of current period ............       88,018       76,024        62,776
              Increase (decrease) in provision for insured events of
                 prior periods ..........................................        6,180        4,812        (7,093)
                                                                              --------     --------     ---------
                 Total net incurred .....................................       94,198       80,836        55,683
                                                                              --------     --------     ---------
            Net payments attributable to:
              Current period events .....................................       12,727       20,878        23,029
              Prior period events .......................................       64,832       44,763        35,825
                                                                              --------     --------     ---------
                 Total net payments .....................................       77,559       65,641        58,854
                                                                              --------     --------     ---------
            Net reserves at end of period ...............................      166,132      149,493       134,298
            Ceded reinsurance at end of period ..........................      137,301      166,318        70,159
                                                                              --------     --------     ---------
                 Gross reserves at end of period ........................     $303,433     $315,811     $ 204,457
                                                                              ========     ========     =========

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

      On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. A number of those reinsurers have requested a variety of documents and reserved their rights before making a decision concerning coverage of the settlement under the reinsurance treaties. Management believes that the reinsurers have no valid defense under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of December 31, 2002.

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

10. INCOME TAXES

      The components of deferred income taxes as of December 31, 2002 and 2001 were as follows (dollars in thousands):

                                                                       2002        2001
                                                                     -------     -------
                  Deferred tax assets related to:
                    Unearned premium reserve ...................     $13,621     $13,177
                    Loss and loss adjustment expense reserve ...       3,675       3,096
                    Accrued expenses ...........................       1,320       1,382
                    Capital loss carryforward ..................       1,952          --
                    Other ......................................       1,376       3,340
                                                                     -------     -------
                       Total deferred tax assets ...............      21,944      20,995
                                                                     -------     -------
                  Deferred tax liabilities related to:
                    Deferred policy acquisition costs ..........      33,735      31,426
                    Intangible assets ..........................       5,650       5,650
                    Unrealized gains on securities .............      10,695         150
                    Other ......................................       2,591       3,738
                                                                     -------     -------
                       Total deferred tax liabilities ..........      52,671      40,964
                                                                     -------     -------
                  Net deferred tax liability ...................     $30,727     $19,969
                                                                     =======     =======

      CNA Surety and its subsidiaries file a consolidated federal income tax return.

      The income tax provisions consisted of the following (dollars in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                    -------------------------------
                                                      2002        2001        2000
                                                    -------     -------     -------
                  Federal current .............     $12,210     $19,053     $23,753
                  Federal deferred ............         171         181       3,078
                  State .......................         254         594         949
                                                    -------     -------     -------
                  Total income tax expense ....     $12,635     $19,828     $27,780
                                                    =======     =======     =======

      A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

                                                                                   YEARS ENDED
                                                                                   DECEMBER 31,
                                                                        --------------------------------
                                                                         2002         2001         2000
                                                                        ------       ------       ------
            Federal statutory rate ................................       35.0%        35.0%        35.0%
            Tax exempt income deduction ...........................       (9.4)        (5.0)        (4.0)
            Non-deductible expenses ...............................        0.5          3.4          2.4
            State income tax, net of federal income tax benefit ...        0.4          0.7          0.8
            Other .................................................        3.1          0.9         (0.1)
                                                                        ------       ------       ------
            Total income tax expense ..............................       29.6%        35.0%        34.1%
                                                                        ======       ======       ======

11. EMPLOYEE BENEFITS

      CNA Surety sponsors a tax deferred savings plan ("401(k) plan") covering substantially all of its employees. Prior to December 31, 1999, the Company matched 70% of the participating employee's contribution up to 6% of eligible compensation (4.2% maximum matching). Effective January 1, 2000, the Company match was increased to 100% of the participating employees contribution up to 3% of eligible compensation and 50% of the participating employees contribution between 3% and 6% of eligible compensation (4.5% maximum matching). In addition, the Company may also make an annual discretionary profit sharing contribution to the 401(k) plan, subject to the approval of the Company's Board of Directors. The profit sharing contribution may be restricted by plan and regulatory limitations. The Company contribution, including profit sharing, to the 401(k) plan was $2.9 million, $2.8 million and $3.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

      The following table sets forth the plans combined accumulated postretirement benefit obligation at the beginning and end of the last two fiscal years (dollars in thousands):

                                                                    2002         2001
                                                                  -------      -------
            Reconciliation of benefit obligation
              Benefit obligation at beginning of the year ...     $ 6,412      $ 6,152
              Service cost ..................................         137          196
              Interest cost .................................         302          372
              Plan amendment ................................          --         (480)
              Curtailment ...................................        (187)          --
              Actuarial (gain)/loss .........................      (1,082)         346
              Benefits and expenses paid ....................        (184)        (174)
                                                                  -------      -------
              Benefit obligation at end of year .............     $ 5,398      $ 6,412
                                                                  =======      =======

      The following table sets forth the plans combined funded status reconciled with the amount shown in the Company's statement of financial position at December 31, 2002 and December 31, 2001 (dollars in thousands).

                                                              2002         2001
                                                            -------      -------
                  Reconciliation of funded status
                    Funded status .....................     $(5,398)     $(6,412)
                    Unrecognized prior service cost ...      (1,060)        (714)
                    Unrecognized net loss .............         199          938
                                                            -------      -------
                    Accrued benefit cost ..............     $(6,259)     $(6,188)
                                                            =======      =======

      The plans combined net periodic post-retirement benefit cost for the last three fiscal years included the following components (dollars in thousands):

                                                                       2002        2001        2000
                                                                      -----       -----       -----
                 Net periodic benefit cost
                   Service cost at end of year ..................     $ 137       $ 196       $ 215
                   Interest cost ................................       302         372         368
                   Expected return on assets ....................        --          --          --
                   Prior service cost ...........................      (131)        (72)        (30)
                   Curtailment ..................................       (44)         --          --
                   Recognized net actuarial loss/(gain) .........       (10)         24          12
                                                                      -----       -----       -----
                   Net periodic benefit cost ....................     $ 254       $ 520       $ 565
                                                                      =====       =====       =====

                                                                       2002        2001        2000
                                                                      -----       -----       -----
            Key Assumptions
              Discount rate .....................................       6.5%        6.5%        6.5%
              Initial health care cost trend, pre-Medicare ......       7.0%        7.0%        8.0%
              Initial health care cost trend, post-Medicare .....       9.0%        9.0%       10.0%
              Ultimate health care cost trend ...................       5.0%        5.0%        5.0%
              Year in which ultimate trend is reached ...........      2006        2005        2005

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

                                                                                 WEIGHTED
                                                                              AVERAGE OPTION
                                                            SHARES SUBJECT       PRICE PER
                                                              TO OPTION            SHARE
                                                            --------------    --------------
                  Balance at December 31, 1999 ....           1,221,529           $12.50
                                                              =========
                    Options granted ...............             323,200           $11.50
                    Options cancelled .............             (68,342)          $13.24
                    Options exercised .............             (22,897)          $ 4.51
                                                              ---------
                  Balance at December 31, 2000 ....           1,453,490           $12.37
                                                              =========
                    Options granted ...............             407,886           $14.42
                    Options cancelled .............            (120,250)          $12.32
                    Options exercised .............             (77,839)          $ 5.93
                                                              ---------
                  Balance at December 31, 2001 ....           1,663,287           $13.18
                                                              =========
                    Options granted ...............             325,800           $ 9.35
                    Options cancelled .............            (172,419)          $13.03
                    Options exercised .............            (146,725)          $ 9.63
                                                              ---------
                  Balance at December 31, 2002 ....           1,669,943           $12.76
                                                              =========

      As of December 31, 2002, the number of shares available for granting of options under the Plan were 882,128.

      The following table summarizes information about stock options outstanding at December 31, 2002:


                                                      OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                       ---------------------------------------------------    ------------------------------
                                                      WEIGHTED AVERAGE
                    RANGE OF             NUMBER           REMAINING       WEIGHTED AVERAGE       NUMBER     WEIGHTED AVERAGE
                EXERCISE PRICES        OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
            -----------------------    -----------    ----------------    ----------------    -----------   ----------------
            $2.25 to $3.50 ........        9,268          1.6 years           $    2.96           9,268         $    2.96
            $9.35 to $11.50 .......      838,089          8.2 years           $   10.53         355,014         $   11.19
            $13.05 to $15.875 .....      822,586          6.6 years           $   15.14         553,271         $   15.49

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

      The Company adopted the financial disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" with respect to its stock-based incentive plans. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its plans as allowed for under the provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. Had compensation cost for these plans been determined on the fair value at the grant date for options granted, the Company's pro forma net income for the years ended December 31, 2002, 2001 and 2000 would have been $30.1 million, $36.4 million and $53.0 million, respectively. Diluted net income per share would have been $0.70, $0.85 and $1.23 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Gross Written Premium

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------
                                           2002                    2001                    2000
                                         --------                --------                --------
            Contract ...............     $197,875      55.0%     $180,588      54.2%     $161,539      51.0%
            Commercial .............      134,039      37.2       125,026      37.5       128,556      40.6
            Fidelity and other .....       27,978       7.8        27,389       8.3        26,572       8.4
                                         --------     -----      --------     -----      --------     -----
              Total ................     $359,892     100.0      $333,003     100.0      $316,667     100.0
                                         ========     =====      ========     =====      ========     =====
            Domestic ...............     $348,010      96.7%     $322,106      96.7%     $300,079      94.8%
            International ..........       11,882       3.3        10,897       3.3        16,588       5.2
                                         --------     -----      --------     -----      --------     -----
              Total ................     $359,892     100.0      $333,003     100.0      $316,667     100.0
                                         ========     =====      ========     =====      ========     =====

Net Written Premium

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------
                                           2002                    2001                    2000
                                         --------                --------                --------
            Contract ...............     $172,633      56.3%     $165,603      52.4%     $150,504      49.4%
            Commercial .............      107,290      35.0       122,812      38.9       126,923      41.7
            Fidelity and other .....       26,731       8.7        27,389       8.7        27,041       8.9
                                         --------     -----      --------     -----      --------     -----
              Total ................     $306,654     100.0      $315,804     100.0      $304,468     100.0
                                         ========     =====      ========     =====      ========     =====
            Domestic ...............     $297,385      97.0%     $305,483      96.7%     $289,049      94.9%
            International ..........        9,269       3.0        10,321       3.3        15,419       5.1
                                         --------     -----      --------     -----      --------     -----
              Total ................     $306,654     100.0      $315,804     100.0      $304,468     100.0
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

      The following table reconciles consolidated stockholders' equity at December 31, 2002 and 2001 as reported herein in conformity with GAAP with total statutory capital and surplus of CNA Surety's insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities (dollars in thousands):

                                                                               2002           2001
                                                                            ---------      ---------
            Balance per GAAP ..........................................     $ 420,561      $ 388,428
            Parent company and undistributed net income of certain
              subsidiaries ............................................        54,179         65,341
            Intangible assets .........................................      (143,785)      (143,785)
            Net unrealized gain/loss on fixed income securities .......       (30,734)        (7,739)
            Deferred policy acquisition costs .........................       (96,386)       (89,788)
            Deferred income taxes, net ................................        43,869         30,957
            Non-admitted assets and statutory reserves ................       (14,861)       (12,465)
            Prior period accounting restatement (see Note 17) .........        (1,422)            --
                                                                            ---------      ---------
            Other assets and liabilities ..............................           (50)        (3,492)
                                                                            ---------      ---------
            Balance per statutory accounting practices ................       231,371        227,457
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

      Effective January 1, 2001, CNA Surety renewed an Administrative Services Agreement with CCC. The agreement allows the Company to purchase and/or have access to certain services provided by CNAF. The Company will also pay CNAF a management fee for its proportionate share of administrative and overhead costs incurred in supporting the services provided pursuant to this agreement. The management fee for the year 2003 is $1.7 million which shall be paid by CNA Surety to CNAF in equal monthly installments by the last day of each month. The management fee shall be increased as of January 1, the "adjustment date", of each year this Administrative Services Agreement is in force by the greater of 5% or the amount of the increase in the Consumer Price Index for All Urban Consumers for the Chicago, Illinois area as reported by the Bureau of Labor Statistics for the 12 month period immediately preceding the adjustment date. This agreement shall be effective so long as CNAF or their affiliates or shareholders shall continue to own a majority interest in CNA Surety. This agreement may be terminated by either party upon the provision of 30 days prior notice of such termination to the other party.

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

                                                                FIRST     SECOND      THIRD         FOURTH           FOURTH
                                                               QUARTER    QUARTER    QUARTER       QUARTER          QUARTER
                                                               -------    -------    -------    -------------   ---------------
                                                                                                AS PREVIOUSLY   AS RESTATED (1)
                                                                                                   REPORTED
            2002
            Revenues ......................................    $74,049    $84,464    $85,529       $72,257          $74,445
                                                               =======    =======    =======       =======          =======
            Income before income taxes ....................    $15,392    $18,819    $ 3,715       $ 2,640          $ 4,828
            Income taxes ..................................      4,835      5,917      1,098            19              785
                                                               -------    -------    -------       -------          -------
            Net income ....................................    $10,557    $12,902    $ 2,617       $ 2,621          $ 4,043
                                                               =======    =======    =======       =======          =======
            Basic and diluted earnings per common share ...    $  0.25    $  0.30    $  0.06       $  0.06          $  0.09
                                                               =======    =======    =======       =======          =======
            2001
            Revenues ......................................    $84,455    $86,522    $89,386       $90,108          $90,108
                                                               =======    =======    =======       =======          =======
            Income before income taxes ....................    $18,420    $19,044    $18,242       $ 1,030          $ 1,030
            Income taxes ..................................      6,476      6,701      6,228           423              423
                                                               -------    -------    -------       -------          -------
            Net income ....................................    $11,944    $12,343    $12,014       $   607          $   607
                                                               =======    =======    =======       =======          =======
            Basic and diluted earnings per common share ...    $  0.28    $  0.29    $  0.28       $  0.01          $  0.01
                                                               =======    =======    =======       =======          =======
            2000
            Revenues ......................................    $82,884    $83,055    $80,930       $85,404          $85,404
                                                               =======    =======    =======       =======          =======
            Income before income taxes ....................    $21,358    $21,590    $19,588       $18,846          $18,846
            Income taxes ..................................      7,245      7,483      6,250         6,802            6,802
                                                               -------    -------    -------       -------          -------
            Net income ....................................    $14,113    $14,107    $13,338       $12,044          $12,044
                                                               =======    =======    =======       =======          =======
            Basic and diluted earnings per common share ...    $  0.33    $  0.33    $  0.31       $  0.28          $  0.28
                                                               =======    =======    =======       =======          =======

(1) See Note 17.

17. RESTATEMENT

      Subsequent to the filing of CNA Surety's Report on Form 10-K for the fiscal year ended December 31, 2002, the Company revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company, which has been in place since October 1, 2002 (this treaty is discussed in greater detail in Note 7 (Reinsurance)). Under the contract CNA Surety pays a quarterly premium of $3.125 million, of which 70% is added to an experience account that is reduced by any losses ceded to the treaty. On dates specified under the contract, CNA Surety can commute the treaty and receive payment of the experience account balance. Under Emerging Issues Task Force ("EITF") Issue 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), a receivable for return premium based on experience under the contract should be established at December 31, 2002. CNA Surety had not previously established such a receivable, and has restated its 2002 consolidated financial statements to comply with EITF 93-6. A summary of the significant effects of the restatement is as follows:

                                                         AS PREVIOUSLY       AS
                                                           REPORTED       RESTATED
                                                             2002           2002
                                                         -------------    --------
            AS OF AND FOR THE YEAR ENDED DECEMBER 31
            (in thousands, except per share data)
            Consolidated balance sheet:
               Insurance receivables: Reinsurance          $130,761       $132,949
               Current income taxes payable                   5,123          5,889
               Retained earnings                            158,515        159,937

            Consolidated statement of income:
               Net earned premium                          $296,131       $298,319
               Total revenue                                316,299        318,487
               Income before income taxes                    40,566         42,754
               Income taxes                                  11,869         12,635
               Net income                                    28,697         30,119

            Basic and Diluted earnings per share           $   0.67       $   0.70

                                                                                            PAGE
                                                                                            ----
                  FINANCIAL STATEMENT SCHEDULES:
                  Schedule I -- Summary of Investments................................
                  Schedule II -- Condensed Financial Information of
                    Registrant........................................................
                  Schedule III -- Supplementary Insurance Information.................
                  Schedule IV -- Reinsurance..........................................
                  Schedule V -- Valuation and Qualifying Accounts.....................
                  Schedule VI -- Supplemental Information Concerning
                    Property -- Casualty Insurance Operations.........................

ITEM 14. CONTROLS AND PROCEDURES

      The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities and Exchange Act of 1934, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management on a timely basis to allow decisions regarding required disclosure.

      The Company's principal executive officer and its principal financial officer undertook an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d -15(e)) as of the end of the period covered by this report and concluded that the Company's controls and procedures were effective.

      There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      The Company's management has reviewed the circumstances that led to the restatement of results reflected in this report and concluded that this was an isolated incident and not indicative of a systemic failure of the controls over financial reporting.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                PAGE
                                                                                                ----
                       (a)(1) Financial Statements:
                              A separate index to the Consolidated Financial
                              Statements is presented in Part II, Item 8................
                       (a)(2) Financial Statement Schedules:
                              Independent Auditors' Report..............................
                              Schedule I -- Summary of Investments......................
                              Schedule II -- Condensed Financial
                              Information of Registrant.................................
                              Schedule III -- Supplementary Insurance
                              Information...............................................
                              Schedule IV -- Reinsurance................................
                              Schedule V -- Valuation and Qualifying
                              Accounts..................................................
                              Schedule VI -- Supplemental Information
                              Concerning Property -- Casualty
                              Insurance Operations......................................

                                                                      SCHEDULE I

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                              AS OF DECEMBER 31, 2002
                                                                      --------------------------------------
                                                                       COST OR      ESTIMATED
                                                                      AMORTIZED        FAIR         CARRYING
                                                                        COST           VALUE          VALUE
                                                                      --------      ---------       --------
                                                                               (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities .....       $ 66,673       $ 69,240       $ 69,240
  States, municipalities and political subdivisions ...........        347,918        367,934        367,934
  All other corporate bonds ...................................        124,773        133,364        133,364
                                                                      --------       --------       --------
       Total fixed income securities ..........................        539,364       $570,538        570,538
                                                                      --------       ========       --------
Equity securities .............................................            852       $    761            761
Short-term investments ........................................         50,669                        50,669
Other investments .............................................          1,784                         1,257
                                                                      --------                      --------
       Total investments ......................................       $592,669                      $623,225
                                                                      ========                      ========

                                                                              AS OF DECEMBER 31, 2001
                                                                      --------------------------------------
                                                                       COST OR      ESTIMATED
                                                                      AMORTIZED        FAIR         CARRYING
                                                                        COST           VALUE          VALUE
                                                                      --------      ---------       --------
                                                                               (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities .....       $114,866       $117,069       $117,069
  States, municipalities and political subdivisions ...........        217,757        220,799        220,799
  All other corporate bonds ...................................        131,479        133,973        133,973
                                                                      --------       --------       --------
       Total fixed income securities ..........................        464,102       $471,841        471,841
                                                                      --------       ========       --------
Equity securities .............................................         42,614       $ 35,754         35,754
Short-term investments ........................................         53,600                        53,600
Other investments .............................................          5,754                         5,303
                                                                      --------                      --------
       Total investments ......................................       $566,070                      $566,498
                                                                      ========                      ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                                 BALANCE SHEETS

                                                                      DECEMBER 31,
                                                             -----------------------------
                                                                  2002             2001
                                                             ---------------     ---------
                                                             AS RESTATED (b)
                                                                  (AMOUNTS IN THOUSANDS)
                        ASSETS
Investments in and advances to subsidiaries .............       $ 480,638        $ 449,457
Fixed income securities .................................           5,682            5,261
Equity investments ......................................             761               --
Short-term investments (restricted: $601 and $1,345) ....           8,761           14,661
Cash (restricted: $4,226 and $12,436) ...................           4,228           12,438
Other assets ............................................              --              154
                                                                ---------        ---------
     Total assets .......................................       $ 500,070        $ 481,971
                                                                =========        =========
                     LIABILITIES
Debt ....................................................       $  60,000        $  75,000
Other liabilities .......................................          19,509           18,543
                                                                ---------        ---------
     Total liabilities ..................................          79,509           93,543
                                                                ---------        ---------
                 STOCKHOLDERS' EQUITY
Common stock ............................................             444              442
Additional paid-in capital ..............................         255,765          254,133
Retained earnings .......................................         159,937          149,128
Accumulated other comprehensive income ..................          19,861              278
Treasury stock, at cost .................................         (15,446)         (15,553)
                                                                ---------        ---------
     Total stockholders' equity .........................         420,561          388,428
                                                                ---------        ---------
          Total liabilities and stockholders' equity ....       $ 500,070        $ 481,971
                                                                =========        =========

(b) See Note 2.

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         (PARENT COMPANY) -- (CONTINUED)
                              STATEMENTS OF INCOME

                                                                               YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                         2002            2001            2000
                                                                    ---------------    --------        --------
                                                                    AS RESTATED (b)
                                                                                (AMOUNTS IN THOUSANDS)
Revenues:
  Net investment income ........................................       $    713        $  1,891        $  2,046
  Net realized investment losses ...............................             (4)             --              --
                                                                       --------        --------        --------
     Total revenues ............................................            709           1,891           2,046
                                                                       --------        --------        --------
Expenses:
  Interest expense .............................................          1,656           3,855           6,869
  Corporate expense ............................................          3,706           5,243           3,489
                                                                       --------        --------        --------
     Total expenses ............................................          5,362           9,098          10,358
                                                                       --------        --------        --------
Loss from operations before income taxes and equity in net
  income of subsidiaries .......................................         (4,653)         (7,207)         (8,312)
Income taxes ...................................................         (1,629)         (2,523)         (3,359)
                                                                       --------        --------        --------
Net loss before equity in net income of
  subsidiaries-- Parent Company only ...........................         (3,024)         (4,684)         (4,953)
Equity in net income of subsidiaries ...........................         33,143          41,592          58,555
                                                                       --------        --------        --------
Net income .....................................................       $ 30,119        $ 36,908        $ 53,602
                                                                       ========        ========        ========

(b) See Note 2.

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         (PARENT COMPANY) -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                     2002            2001            2000
                                                                ---------------    --------        --------
                                                                AS RESTATED (b)
                                                                            (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income ...............................................       $ 30,119        $ 36,908        $ 53,602
     Cash dividends from subsidiaries ......................         31,162          56,900          56,450
     Tax payments received from subsidiaries ...............          9,894          26,314          29,062
     Federal and state income tax payments .................         (8,000)        (23,750)        (24,050)
     Adjustments to reconcile net income to net cash
       Provided by operating activities:
       Equity in net income of subsidiaries ................        (33,143)        (41,592)        (58,555)
       Change in other assets and liabilities ..............           (759)           (736)         (3,367)
                                                                   --------        --------        --------
Net cash provided by operating activities ..................         29,273          54,044          53,142
                                                                   --------        --------        --------
INVESTING ACTIVITIES:
  Net advances from (to) subsidiaries ......................         (9,713)          1,222           2,145
  Capital contributions to subsidiaries ....................             --         (26,158)             --
  Net sales of fixed income securities .....................             19            (210)         (5,051)
  Net purchases of equity securities .......................           (853)             --              --
  Changes in short-term investments ........................          5,900          29,323         (32,366)
  Other ....................................................            (62)            (54)            (24)
                                                                   --------        --------        --------
Net cash provided by (used in) investing activities ........         (4,709)          4,123         (35,296)
                                                                   --------        --------        --------
FINANCING ACTIVITIES:
  Proceeds from debt .......................................         71,000              --              --
  Principal payments on debt ...............................        (86,000)        (25,000)             --
  Dividends to stockholders ................................        (19,310)        (23,088)        (13,713)
  Purchase of treasury stock ...............................             --            (124)         (3,709)
  Issuance of treasury stock to employee stock purchase
     Plan ..................................................            122              --              --
  Employee stock option exercises ..........................          1,414             518             104
                                                                   --------        --------        --------
Net cash used in financing activities ......................        (32,774)        (47,694)        (17,318)
                                                                   --------        --------        --------
Decrease (increase) in cash ................................         (8,210)         10,473             528
Cash at beginning of period ................................         12,438           1,965           1,437
                                                                   --------        --------        --------
Cash at end of period ......................................       $  4,228        $ 12,438        $  1,965
                                                                   ========        ========        ========

(b) See Note 2.

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

2. BASIS OF PRESENTATION

      The condensed financial information of CNA Surety Corporation ("CNA Surety" or "Company") should be read in conjunction with the Consolidated Financial Statements and Notes hereto included in Part II, Item 8 of this Form 10-K/A. CNA Surety's subsidiaries are accounted for using the equity method of accounting. Equity in net income of these affiliates is reported as equity in net income of subsidiaries.

      The Company has revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company, which has been in place since October 1, 2002 (this treaty is discussed in greater detail in Note 7 (Reinsurance) to the Consolidated Financial Statements). As a result, the Company has restated its previously reported financial statements as of and for the year ended December 31, 2002. See Note 17 to the Consolidated Financial Statements included under Item 8.

      The preparation of Condensed Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from those estimates.

                                                                    SCHEDULE III

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION
              CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED
                        DECEMBER 31, 2002, 2001 AND 2000

                                                                           YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                       2002           2001           2000
                                                                  ---------------   --------       --------
                                                                  AS RESTATED (a)
                                                                             (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs ............................       $ 96,386       $ 89,788       $ 91,403
                                                                     ========       ========       ========
Reserves for unpaid claims and claim adjustment expenses .....       $303,433       $315,811       $204,457
                                                                     ========       ========       ========
Unearned premiums ............................................       $216,213       $200,379       $202,179
                                                                     ========       ========       ========
Other policy claims and benefits payable .....................       $     --       $     --       $     --
                                                                     ========       ========       ========
Net premium revenue ..........................................       $298,319       $320,910       $301,819
                                                                     ========       ========       ========
Net investment income ........................................       $ 27,754       $ 29,515       $ 29,897
                                                                     ========       ========       ========
Benefits, claims, losses and settlement expenses .............       $ 94,198       $ 80,836       $ 55,683
                                                                     ========       ========       ========
Amortization of deferred policy acquisition costs ............       $138,991       $147,500       $133,635
                                                                     ========       ========       ========
Other operating expenses .....................................       $ 40,836       $ 55,377       $ 48,020
                                                                     ========       ========       ========
Net premiums written .........................................       $306,654       $315,804       $304,468
                                                                     ========       ========       ========

(a) See Note 17 to the Consolidated Financial Statements.

                                                                     SCHEDULE IV

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                   REINSURANCE
 CNA SURETY CORPORATION FOR THE YEARS ENDED DECEMBER 31, 2002 (AS RESTATED (a)),
                                 2001 AND 2000

                                                                                                            PERCENTAGE
                                                                  CEDED TO       ASSUMED                     OF AMOUNT
                                                     GROSS          OTHER       FROM OTHER        NET         ASSUMED
                                                     AMOUNT       COMPANIES     COMPANIES        AMOUNT       TO NET
                                                    --------      ---------     ----------      --------    ----------
                                                                           (AMOUNTS IN THOUSANDS)
      YEAR ENDED DECEMBER 31, 2002
      Premiums written:
        Property and casualty insurance .....       $148,186       $53,238       $211,706       $306,654       69.0%
                                                    --------       -------       --------       --------       ----
           Total premiums written ...........       $148,186       $53,238       $211,706       $306,654       69.0%
                                                    ========       =======       ========       ========       ====
      Premiums earned:
        Property and casualty insurance .....       $137,957       $45,784       $206,146       $298,319       69.1%
                                                    --------       -------       --------       --------       ----
           Total premiums earned ............       $137,957       $45,784       $206,146       $298,319       69.1%
                                                    ========       =======       ========       ========       ====
      YEAR ENDED DECEMBER 31, 2001
      Premiums written:
        Property and casualty insurance .....       $127,494       $17,199       $205,509       $315,804       65.1%
                                                    --------       -------       --------       --------       ----
           Total premiums written ...........       $127,494       $17,199       $205,509       $315,804       65.1%
                                                    ========       =======       ========       ========       ====
      Premiums earned:
        Property and casualty insurance .....       $120,687       $13,983       $214,206       $320,910       66.8%
                                                    --------       -------       --------       --------       ----
           Total premiums earned ............       $120,687       $13,983       $214,206       $320,910       66.8%
                                                    ========       =======       ========       ========       ====
      YEAR ENDED DECEMBER 31, 2000
      Premiums written:
        Property and casualty insurance .....       $115,100       $12,199       $201,567       $304,468       66.2%
                                                    --------       -------       --------       --------       ----
           Total premiums written ...........       $115,100       $12,199       $201,567       $304,468       66.2%
                                                    ========       =======       ========       ========       ====
      Premiums earned:
        Property and casualty insurance .....       $109,472       $14,831       $207,178       $301,819       68.6%
                                                    --------       -------       --------       --------       ----
           Total premiums earned ............       $109,472       $14,831       $207,178       $301,819       68.6%
                                                    ========       =======       ========       ========       ====

      (a) See Note 17 to the Consolidated Financial Statements.

                                                                      SCHEDULE V

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
        CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                              2002, 2001 AND 2000

                                                                            ADDITIONS
                                                                     -----------------------
                                                        BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE
                                                       BEGINNING OF  COSTS AND      OTHER                       AT END OF
                                                          PERIOD      EXPENSES     ACCOUNTS     DEDUCTIONS(1)    PERIOD
                                                       ------------  ---------    ----------    -------------   ---------
                                                                             (AMOUNTS IN THOUSANDS)
            YEAR ENDED DECEMBER 31, 2002
              Allowance for possible losses on
                 premiums receivable ..............       $2,614       $(363)      $    --         $  (886)      $1,365
                                                          ======       =====       =======         =======       ======
              Allowance for possible losses on
                 reinsurance receivable ...........       $   --       $  --       $    --         $    --       $   --
                                                          ======       =====       =======         =======       ======
            YEAR ENDED DECEMBER 31, 2001
              Allowance for possible losses on
                 premiums receivable ..............       $2,650       $ 866       $    --         $  (902)      $2,614
                                                          ======       =====       =======         =======       ======
              Allowance for possible losses on
                 reinsurance receivable ...........       $   --       $  --       $    --         $    --       $   --
                                                          ======       =====       =======         =======       ======
            YEAR ENDED DECEMBER 31, 2000
              Allowance for possible losses on
                 premiums receivable ..............       $2,826       $ 837       $    --         $(1,013)      $2,650
                                                          ======       =====       =======         =======       ======
              Allowance for possible losses on
                 reinsurance receivable ...........       $   --       $  --       $    --         $    --       $   --
                                                          ======       =====       =======         =======       ======

----------

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

                                                                          YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                       2002           2001           2000
                                                                 ---------------    --------       --------
                                                                 AS RESTATED (a)
                                                                             (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs ............................       $ 96,386       $ 89,788       $ 91,403
                                                                     ========       ========       ========
Reserves for unpaid claims and claim adjustment expenses .....       $303,433       $315,811       $204,457
                                                                     ========       ========       ========
Discount (if any) deducted ...................................       $     --       $     --       $     --
                                                                     ========       ========       ========
Unearned premiums ............................................       $216,213       $200,379       $202,179
                                                                     ========       ========       ========
Net premium revenue ..........................................       $298,319       $320,910       $301,819
                                                                     ========       ========       ========
Net investment income ........................................       $ 27,754       $ 29,515       $ 29,897
                                                                     ========       ========       ========
Net claims and claim expenses incurred related to:
     Current year ............................................       $ 88,018       $ 76,025       $ 62,776
                                                                     ========       ========       ========
     Prior years .............................................       $  6,180       $  4,812       $ (7,093)
                                                                     ========       ========       ========
Amortization of deferred policy acquisition costs ............       $138,991       $147,500       $133,635
                                                                     ========       ========       ========
Net paid claims and claim adjustment expenses ................       $ 77,559       $ 65,642       $ 58,854
                                                                     ========       ========       ========
Net premiums written .........................................       $306,654       $315,804       $304,468
                                                                     ========       ========       ========

(a) See Note 17 to the Consolidated Financial Statements.

(A)(3) EXHIBITS

            EXHIBIT
            NUMBER                          DESCRIPTION
            -------     -----------------------------------------------------
              11        Earnings Per Share Computation.

              23        Consent of Deloitte & Touche LLP dated March 12, 2004.

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

                (b)     Reports on Form 8-K.

                        None




                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA SURETY CORPORATION


                                /s/ JOHN F. WELCH
           -----------------------------------------------------------
                                  John F. Welch
                      President and Chief Executive Officer
                          (Principal Executive Officer)


                              /s/ JOHN F. CORCORAN
           -----------------------------------------------------------
                                John F. Corcoran
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

Dated: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                               TITLE                             SIGNATURE
----                               -----                       ---------------------
March 12, 2004             Chairman of the Board                /s/ JAMES R. LEWIS
                                and Director                    ------------------
                                                                  James R. Lewis


March 12, 2004                    Director                      /s/ PHILIP H. BRITT
                                                                -------------------
                                                                  Philip H. Britt


March 12, 2004                    Director                        /s/ KEN MILLER
                                                                  --------------
                                                                    Ken Miller


March 12, 2004                    Director                     /s/ THOMAS PONTARELLI
                                                               ---------------------
                                                                 Thomas Pontarelli


March 12, 2004                    Director                       /s/ ROY E. POSNER
                                                                 -----------------
                                                                   Roy E. Posner


March 12, 2004                    Director                     /s/ ADRIAN M. TOCKLIN
                                                               ---------------------
                                                                 Adrian M. Tocklin


March 12, 2004                    Director                       /s/ JOHN F. WELCH
                                                                 -----------------
                                                                   John F. Welch