Form 10-Q/A
period 2003-03-31
CNA SURETY CORP
filed 2004-03-15
CIK 1044566

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the CNA Surety Corporation ("CNA Surety" or the "Company") Form 10-Q for the period ended March 31, 2003 as filed by the Company on May 14, 2003 and is being filed to amend and restate Item 1 (Financial Statements), Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 4 (Controls and Procedures) and Item 6 (Exhibits and Reports on Form 8-K). Subsequent to the filing of CNA Surety's Report on Form 10-Q for the fiscal quarter ended March 31, 2003, the Company revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company ("CCC"), which has been in place since October 1, 2002. Under the contract CNA Surety pays a quarterly premium of $3.125 million, of which 70% is added to an experience account that is reduced by any losses ceded to the treaty. To the extent CNA Surety commutes the treaty, it is entitled to receive payment from CCC of its experience account balance. Under Emerging Issues Task Force ("EITF") Issue 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), a receivable for return premium based on experience under the contract should be established at March 31, 2003. CNA Surety had not previously established such a receivable, and has restated its 2003 condensed consolidated financial statements to comply with EITF 93-6.

This report on Form 10-Q/A does not reflect the effect of any events subsequent to the filing of the original Form 10-Q, except the aforementioned restatement.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                       PAGE
                                                                                                                       ----
Part I. Financial Information:
              Item 1.    Condensed Consolidated Financial Statements:.............................................       1
                         Independent Accountants' Report..........................................................       1
                         Condensed Consolidated Balance Sheets at March 31, 2003 (As restated) and at
                         December 31, 2002 (Unaudited)............................................................       2
                         Condensed Consolidated Statements of Income for the Three Months Ended
                         March 31, 2003 (As restated) and 2002 (Unaudited)........................................       3
                         Condensed Consolidated Statements of Stockholders' Equity for the Three
                         Months Ended March 31, 2003 (As restated) and 2002 (Unaudited)...........................       4
                         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                         March 31, 2003 (As restated) and 2002 (Unaudited)........................................       5
                         Notes to Condensed Consolidated Financial Statements
                         at March 31, 2003 (As restated) (Unaudited)..............................................       6
              Item 2.    Management's Discussion and Analysis of Financial Condition and
                         Results of Operations....................................................................      14
              Item 4.    Controls and Procedures..................................................................      27

Part II. Other Information:
              Item 6.    Exhibits and Reports on Form 8-K.........................................................      28

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

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2003, March 12 2004, as to Note 17, we expressed an unqualified opinion on those consolidated financial statements (which report included explanatory paragraphs relating to the change in accounting for goodwill and indefinite-lived intangible assets in 2002 and the restatement described in Note 17). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 7 to the condensed consolidated financial statements, the accompanying 2003 condensed consolidated financial statements have been restated.

Deloitte & Touche LLP
Chicago, Illinois
May 5, 2003
(March 12, 2004 as to the effects of the restatement described in Note 7.)

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                MARCH 31,            DECEMBER 31,
                                                                                                   2003                 2002
                                                                                             ---------------       ---------------
ASSETS                                                                                       As restated (a)       As restated (a)
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $534,931 and $539,364) ....          $   567,117           $   570,538
  Equity securities, at fair value (cost: $953 and $852) ............................                  849                   761
  Short-term investments, at cost (approximates fair value) .........................               23,481                50,669
  Other investments, at fair value ..................................................                1,260                 1,257
  Cash ..............................................................................               14,070                14,979
                                                                                               -----------           -----------
     Total invested assets and cash .................................................              606,777               638,204
Deferred policy acquisition costs ...................................................              100,982                96,386
Insurance receivables:
  Premiums, including $29,655 and $34,097 from affiliates (net of allowance for
     doubtful accounts: $1,730 and $1,365) ..........................................               44,345                45,423
  Reinsurance, including $24,104 and $17,589 from affiliates ........................              135,099               129,964
Intangible assets (net of accumulated amortization: $25,523 and $25,523) ............              143,785               143,785
Property and equipment, at cost (less accumulated
  depreciation: $16,693 and $16,047) ................................................               16,832                17,260
Prepaid reinsurance premiums ........................................................               11,893                13,337
Receivable for securities sold ......................................................                   --                     3
Other assets ........................................................................                8,176                 9,018
                                                                                               -----------           -----------
       Total assets .................................................................          $ 1,067,889           $ 1,093,380
                                                                                               ===========           ===========
LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses ........................................          $   254,118           $   303,433
  Unearned premiums .................................................................              222,896               216,213
                                                                                               -----------           -----------
     Total reserves .................................................................              477,014               519,646
Debt ................................................................................               60,816                60,816
Deferred income taxes, net ..........................................................               32,156                30,727
Payable for securities purchased ....................................................                2,389                    --
Current income taxes payable ........................................................                9,293                 5,889
Reinsurance and other payables to affiliates ........................................               23,413                23,003
Other liabilities ...................................................................               30,200                32,738
                                                                                               -----------           -----------
     Total liabilities ..............................................................          $   635,281           $   672,819
                                                                                               -----------           -----------
Commitments and contingencies (See Note 6)
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,388 shares issued and 42,959 shares outstanding at March 31, 2003 and 44,386
  shares issued and 42,947 shares outstanding at December 31, 2002 ..................                  444                   444
Additional paid-in capital ..........................................................              255,731               255,765
Retained earnings ...................................................................              170,927               159,937
Accumulated other comprehensive income ..............................................               20,853                19,861
Treasury stock, at cost .............................................................              (15,347)              (15,446)
                                                                                               -----------           -----------
     Total stockholders' equity .....................................................              432,608               420,561
                                                                                               -----------           -----------
     Total liabilities and stockholders' equity .....................................          $ 1,067,889           $ 1,093,380
                                                                                               ===========           ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

      (a) See Note 7.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ----------------------
                                                                         2003           2002
                                                                        -------       --------
                                                                    As restated (a)
Revenues:
  Net earned premium ............................................       $71,206       $ 67,221
  Net investment income .........................................         6,699          7,106
  Net realized investment gains (losses) ........................           730           (278)
                                                                        -------       --------
     Total revenues .............................................        78,635         74,049
                                                                        -------       --------
Expenses:
  Net losses and loss adjustment expenses .......................        18,606         16,647
  Net commissions, brokerage and other underwriting expenses ....        44,296         41,552
  Interest expense ..............................................           353            458
                                                                        -------       --------
     Total expenses .............................................        63,255         58,657
                                                                        -------       --------
Income before income taxes ......................................        15,380         15,392
Income taxes ....................................................         4,391          4,835
                                                                        -------       --------
Net income ......................................................       $10,989       $ 10,557
                                                                        =======       ========
Earnings per share ..............................................       $  0.26       $   0.25
                                                                        =======       ========
Earnings per share, assuming dilution ...........................       $  0.26       $   0.25
                                                                        =======       ========
Weighted average shares outstanding .............................        42,957         42,845
                                                                        =======       ========
Weighted average shares outstanding, assuming dilution ..........        42,962         43,025
                                                                        =======       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

      (a) See Note 7.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         COMMON
                                                                         STOCK                   ADDITIONAL
                                                                         SHARES      COMMON       PAID-IN      COMPREHENSIVE
                                                                       OUTSTANDING   STOCK        CAPITAL          INCOME
                                                                       -----------   ------      ----------    -------------
Balance, December 31, 2001 .......................................       42,780       $442       $ 254,133
Comprehensive income:
  Net income .....................................................           --         --              --        $10,557
Other comprehensive income:
  Change in unrealized losses on securities (after income
  taxes), net of reclassification adjustment of $90 ..............           --         --              --         (1,652)
                                                                                                                  -------
     Total comprehensive income ..................................                                                $ 8,905
                                                                                                                  =======
Issuance of treasury stock to employee stock purchase program ....                                       6
Stock options exercised and other ................................           96          1             942
Dividends paid to stockholders ...................................           --         --              --
                                                                         ------       ----       ---------
Balance, March 31, 2002 ..........................................       42,876       $443       $ 255,081
                                                                         ======       ====       =========
Balance, December 31, 2002 .......................................       42,947       $444       $ 255,765
Comprehensive income:
  Net income (As restated (a)) ...................................           --         --              --        $10,989
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $(958) ...........           --         --              --            992
                                                                                                                  -------
     Total comprehensive income (As restated (a)) ................                                                $11,981
                                                                                                                  =======
Issuance of treasury stock to employee stock purchase program ....            9         --             (38)
Stock options exercised and other ................................            3         --               4
                                                                         ------       ----       ---------
Balance, March 31, 2003 ..........................................       42,959       $444       $ 255,731
                                                                         ======       ====       =========

                                                                                       ACCUMULATED
                                                                                          OTHER         TREASURY          TOTAL
                                                                        RETAINED      COMPREHENSIVE       STOCK        STOCKHOLDERS'
                                                                        EARNINGS      INCOME (LOSS)     (AT COST)         EQUITY
                                                                       ---------      -------------     ---------      -------------
Balance, December 31, 2001 .......................................     $ 149,128        $    278        $(15,553)       $ 388,428
Comprehensive income:
  Net income .....................................................        10,557              --              --           10,557
Other comprehensive income:
  Change in unrealized losses on securities (after income
  taxes), net of reclassification adjustment of $90 ..............            --          (1,652)             --           (1,652)
     Total comprehensive income
Issuance of treasury stock to employee stock purchase program ....                                            52               58
Stock options exercised and other ................................            --              --              --              943
Dividends paid to stockholders ...................................        (6,432)             --              --           (6,432)
                                                                       ---------        --------        --------        ---------
Balance, March 31, 2002 ..........................................     $ 153,253        $ (1,374)       $(15,501)       $ 391,902
                                                                       =========        ========        ========        =========
Balance, December 31, 2002 (As restated (a)) .....................     $ 159,937        $ 19,861        $(15,446)       $ 420,561
Comprehensive income:
  Net income (As restated (a)) ...................................        10,989              --              --           10,989
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $(958) ...........            --             992              --              992
     Total comprehensive income
Issuance of treasury stock to employee stock purchase program ....                                            99               61
Stock options exercised and other ................................             1              --              --                5
                                                                       ---------        --------        --------        ---------
Balance, March 31, 2003 (As restated (a)) ........................     $ 170,927        $ 20,853        $(15,347)       $ 432,608
                                                                       =========        ========        ========        =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

      (a) See Note 7.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                     ---------------------------
                                                                                                          2003            2002
                                                                                                     ---------------    --------
                                                                                                     As restated (a)
OPERATING ACTIVITIES:
  Net income ....................................................................................       $ 10,989        $ 10,557
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization ..............................................................          1,047             977
     Accretion of bond discount, net ............................................................            394             195
     Net realized investment (gains) losses .....................................................           (730)            278
  Changes in:
     Insurance receivables ......................................................................         (4,057)          5,279
     Reserve for unearned premiums ..............................................................          6,683             892
     Reserve for unpaid losses and loss adjustment expenses .....................................        (49,315)         (3,586)
     Deferred policy acquisition costs ..........................................................         (4,596)         (3,337)
     Deferred income taxes, net .................................................................            891           1,433
     Reinsurance and other payables to affiliates ...............................................            410            (622)
     Prepaid reinsurance premiums ...............................................................          1,444          (3,720)
     Other assets and liabilities ...............................................................          1,789          (2,338)
                                                                                                        --------        --------
       Net cash (used in) provided by operating activities ......................................        (35,051)          6,008
                                                                                                        --------        --------
INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases ..................................................................................        (29,097)        (63,399)
     Maturities .................................................................................         27,055          30,008
     Sales ......................................................................................          7,335          22,121
  Purchases of equity securities ................................................................           (123)        (14,829)
  Proceeds from the sale of equity securities ...................................................             18             557
  Changes in short-term investments .............................................................         27,195          26,304
  Purchases of property and equipment ...........................................................           (683)         (1,491)
  Changes in receivables/payables for securities sold/purchased .................................          2,392          (4,290)
  Other, net ....................................................................................            (16)            (33)
                                                                                                        --------        --------
       Net cash provided by (used in) investing activities ......................................         34,076          (5,052)
                                                                                                        --------        --------
FINANCING ACTIVITIES:
  Employee stock option exercises ...............................................................              5             823
  Issuance of treasury stock to employee stock purchase plan ....................................             61              58
                                                                                                        --------        --------
       Net cash provided by financing activities ................................................             66             881
                                                                                                        --------        --------
Increase (decrease) in cash .....................................................................           (909)          1,837
Cash at beginning of period .....................................................................         14,979          13,159
                                                                                                        --------        --------
Cash at end of period ...........................................................................       $ 14,070        $ 14,996
                                                                                                        ========        ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest ...................................................................................       $    121        $    793
     Income taxes ...............................................................................       $     --        $     --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

      (a) See Note 7.

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

Basis of Presentation

      These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2002 10-K/A. Certain financial information that is included in annual financial statements prepared in accordance with GAAP, is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 2002 Financial Statements to conform with the presentation in the 2003 Condensed Consolidated Financial Statements.

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

      The computation of earnings per share is as follows (amounts in thousands, except for per share data):

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                                2003          2002
                                                                              -------       -------
      Net income ......................................................       $10,989       $10,557
                                                                              =======       =======
      Shares:
      Weighted average shares outstanding .............................        42,947        42,780
           Weighted average shares of options exercised ...............            10            65
                                                                              -------       -------
      Total weighted average shares outstanding .......................        42,957        42,845
           Effect of dilutive options .................................             5           180
                                                                              -------       -------
      Total weighted average shares outstanding, assuming dilution ....        42,962        43,025
                                                                              =======       =======

      Earnings per share ..............................................       $  0.26       $  0.25
                                                                              =======       =======

      Earnings per share, assuming dilution ...........................       $  0.26       $  0.25
                                                                              =======       =======

      No adjustments were made to reported net income in the computation of earnings per share.

Accounting Changes

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting

Standards ("SFAS") No. 143 entitled "Accounting for Asset Retirement Obligations" ("SFAS No 143"). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have an impact on the Company's financial position or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148 entitled "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard beginning with the 2002 annual financial statements. The Company has not adopted fair value accounting in 2003. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its plans as allowed for under the provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. Had compensation cost for these plans been determined on the fair value at the grant date for options granted, the Company's pro forma net income for the three months ended March 31, 2003 and 2002 would have been $10.9 million and $10.5 million, respectively. Diluted net income per share would have been $0.25 and $0.25 for the three months ended March 31, 2003 and 2002, respectively.

      The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation under the Company's stock-based compensation plan.

                                                                   Three months ended March 31
                                                                   ---------------------------
      (in thousands, except per share data)                            2003          2002
                                                                     --------      --------
      Net income                                                     $ 10,989      $ 10,557
      Less: Total stock based compensation cost determined under
      the fair value method, net of tax                                  (104)          (12)
                                                                     --------      --------
      Pro forma net income                                           $ 10,885      $ 10,545
                                                                     ========      ========
      Basic and diluted earnings per share, as reported              $   0.26      $   0.25
                                                                     ========      ========
      Basic and diluted earnings per share, pro forma                $   0.25      $   0.25
                                                                     ========      ========

2. INVESTMENTS

      The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at March 31, 2003 and December 31, 2002, by investment category, were as follows (dollars in thousands):

                                                                                GROSS          GROSS
                                                           AMORTIZED COST    UNREALIZED      UNREALIZED    ESTIMATED FAIR
MARCH 31, 2003                                                 OR COST          GAINS          LOSSES          VALUE
                                                           --------------    ----------      ----------    --------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury ..................................         $ 16,127         $   921         $  --          $ 17,048
     U.S. Agencies ..................................           21,225             389            --            21,614
     Collateralized mortgage obligations ............              111               5            --               116
     Mortgage pass-through securities ...............           17,721             910            --            18,631
Obligations of states and political subdivisions ....          358,877          20,963           (62)          379,778
Corporate bonds .....................................           74,441           6,210          (358)           80,293
Non-agency collateralized mortgage obligations ......            8,989             597           (51)            9,535
Other asset-backed securities:
  Second mortgages/home equity loans ................           11,279             713            --            11,992
  Credit card receivables ...........................            4,999              98            --             5,097
  Other .............................................            7,751             734            --             8,485
Redeemable preferred stock ..........................           13,411           1,117            --            14,528
                                                              --------         -------         -----          --------
     Total fixed income securities ..................          534,931          32,657          (471)          567,117
Equity securities ...................................              953              --          (104)              849
                                                              --------         -------         -----          --------
     Total ..........................................         $535,884         $32,657         $(575)         $567,966
                                                              ========         =======         =====          ========

                                                                                GROSS          GROSS
                                                           AMORTIZED COST    UNREALIZED      UNREALIZED    ESTIMATED FAIR
DECEMBER 31, 2002                                              OR COST          GAINS          LOSSES          VALUE
                                                           --------------    ----------      ----------    --------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury ..................................         $ 16,140         $   960         $  --          $ 17,100
     U.S. Agencies ..................................           29,396             537            (3)           29,930
     Collateralized mortgage obligations ............              156               7            --               163
     Mortgage pass-through securities ...............           20,981           1,066            --            22,047
Obligations of states and political subdivisions ....          347,918          20,099           (83)          367,934
Corporate bonds .....................................           76,181           6,154          (190)           82,145
Non-agency collateralized mortgage obligations ......           10,497             477           (58)           10,916
Other asset-backed securities:
  Second mortgages/home equity loans ................           11,842             614            --            12,456
  Credit card receivables ...........................            5,000              87            --             5,087
  Other .............................................            7,838             653            --             8,491
Redeemable preferred stock ..........................           13,415             854            --            14,269
                                                              --------         -------         -----          --------
     Total fixed income securities ..................          539,364          31,508          (334)          570,538
Equity securities ...................................              852              --           (91)              761
                                                              --------         -------         -----          --------
     Total ..........................................         $540,216         $31,508         $(425)         $571,299
                                                              ========         =======         =====          ========

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

3. REINSURANCE

      The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                       THREE MONTHS ENDED MARCH 31,
                        --------------------------------------------------------
                                  2003                            2002
                        --------------------------------------------------------
                        WRITTEN          EARNED         WRITTEN          EARNED
                        --------        --------        --------        --------
Direct ..........       $ 42,367        $ 36,303        $ 36,772        $ 31,713
Assumed .........         49,304          48,687          45,342          49,541
Ceded ...........        (12,337)        (13,784)        (17,721)        (14,033)
                        --------        --------        --------        --------
                        $ 79,334        $ 71,206        $ 64,393        $ 67,221
                        ========        ========        ========        ========

      The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------------------------
                                                             2003                        2002
                                                     ---------------------       ---------------------
                                                         $           RATIO           $           RATIO
                                                     --------        -----       --------        -----
Gross losses and loss adjustment expenses ....       $ 27,913        32.8%       $ 18,064        22.2%
Ceded amounts ................................         (9,307)       67.5%         (1,417)       10.1%
                                                     --------                    --------
Net losses and loss adjustment expenses ......       $ 18,606        26.1%       $ 16,647        24.8%
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

      Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts - a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company will pay CCC annual reinsurance premiums of $12.5 million in year one and $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year under certain circumstances. If the treaty is commuted, the Company may be entitled to a return premium payment. Based on the experience under the treaty to March 31, 2003, the Company has established a return premium receivable of $4.4 million in connection with the restatement described in Note 7. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expires on December 31, 2003.

      As of March 31, 2003 and December 31, 2002, CNA Surety had insurance receivable balances from CCC and CIC of $53.8 million and $51.7 million, respectively. CNA Surety had reinsurance payables to CCC and CIC of $20.7 million and $21.3 million as of March 31, 2003 and December 31, 2002, respectively, primarily related to reinsured losses.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                    2003            2002
                                                                                  --------       ---------
Reserves at beginning of period:
Gross .....................................................................       $303,433       $ 315,811
Ceded reinsurance .........................................................        137,301         166,318
                                                                                  --------       ---------
  Net reserves at beginning of period .....................................        166,132         149,493
                                                                                  --------       ---------
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period ..........................         18,551          16,665
  Increase (decrease) in provision for insured events of prior periods ....             55             (18)
                                                                                  --------       ---------
     Total net incurred ...................................................         18,606          16,647
                                                                                  --------       ---------
Net payments attributable to:
  Current period events ...................................................            505           1,917
  Prior period events .....................................................         28,056           6,041
                                                                                  --------       ---------
     Total net payments ...................................................         28,561           7,958
                                                                                  --------       ---------
Net reserves at end of period .............................................        156,177         158,182
Ceded reinsurance at end of period ........................................         97,941         154,043
                                                                                  --------       ---------
     Gross reserves at end of period ......................................       $254,118       $ 312,225
                                                                                  ========       =========

      On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers.As of March 31, 2003, the Company has billed a total of $33.9 million to its reinsurers. A number of those reinsurers have requested a variety of documents and reserved their rights before making a decision concerning coverage of the settlement under the reinsurance treaties. The Company has provided all requested information. Three reinsurers responsible for payment of 34% of the treaty proceeds have either paid or committed to pay 100% of their portions of the claim. Two other reinsurers have sent the Company letters expressing reservations about the claim. Pursuant to the treaty, the Company has sent a notice demanding arbitration to those reinsurers. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of March 31, 2003.

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

      Effective January 30, 2003, the Company entered into an interest rate swap on the $30 million Term Loan that fixed the interest rate at 2.75%.

      Amortization of the Term Loan will take place at $10,000,000 per year, in equal installments of $5,000,000 on the following dates:

DATE                                          AMORTIZATION       OUTSTANDING BALANCE
                                              ------------       -------------------
June 30, 2003 .....................            $5,000,000            $25,000,000
September 30, 2003 ................             5,000,000             20,000,000
March 31, 2004 ....................             5,000,000             15,000,000
September 30, 2004 ................             5,000,000             10,000,000
March 31, 2005 ....................             5,000,000              5,000,000
September 30, 2005 ................             5,000,000                      0

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

7. RESTATEMENT

      Subsequent to the filing of CNA Surety's Report on Form 10-Q for the fiscal quarter ended March 31, 2003, the Company revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company, which has been in place since October 1, 2002. Under the contract CNA Surety pays a quarterly premium of $3.125 million, of which 70% is added to an experience account that is reduced by any losses ceded to the treaty. On dates specified under the contract, CNA Surety can commute the treaty and receive payment of the experience account balance. Under Emerging Issues Task Force ("EITF") Issue 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), a receivable for return premium based on experience under the contract should be established at March 31,2003. CNA Surety had not previously established such a receivable, and has restated its 2003 condensed consolidated financial statements to comply with EITF 93-6. A summary of the significant effects of the restatement is as follows:

                                               As Previously            As            As Previously              As
                                                 Reported            Restated            Reported             Restated
                                                 --------            --------            --------             --------
As of and for the period ended:               March 31, 2003      March 31, 2003    December 31, 2002    December 31, 2002
(in thousands, except per share data)
Consolidated balance sheets:
   Insurance receivables: Reinsurance            $130,723            $135,099            $127,776            $129,964
   Current income taxes payable                     7,761               9,293               5,123               5,889
   Retained earnings                              168,083             170,927             158,515             159,937

Consolidated statements of income:
   Net earned premium                            $ 69,018            $ 71,206
   Total revenue                                   76,447              78,635
   Income before income taxes                      13,192              15,380
   Income taxes                                     3,625               4,391
   Net income                                       9,567              10,989

Basic and Diluted earnings per share             $   0.22            $   0.26

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

RESTATEMENT

      Subsequent to the filing of CNA Surety's Report on Form 10-Q for the fiscal quarter ended March 31, 2003, the Company revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company, which has been in place since October 1, 2002 (this treaty is discussed in greater detail in Note 3 (Reinsurance)). Under the contract CNA Surety pays a quarterly premium of $3.125 million, of which 70% is added to an experience account that is reduced by any losses ceded to the treaty. On dates specified under the contract, CNA Surety can commute the treaty and receive payment of the experience account balance. Under Emerging Issues Task Force ("EITF") Issue 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), a receivable for return premium based on experience under the contract should be established at March 31, 2003. CNA Surety had not previously established such a receivable, and has restated its 2003 condensed consolidated financial statements to comply with EITF 93-6. See Note 7 to the Condensed Consolidated Financial Statements. This Management's Discussion and Analysis reflects the effects of the restatement.

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

Goodwill and Other Intangible Assets

      CNA Surety's Consolidated Balance Sheet as of March 31, 2003 includes goodwill and identified intangibles of approximately $143.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this and other acquisitions was generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

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

      CNA Surety's Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $254.1 million and reinsurance receivables related to losses of $97.9 million at March 31, 2003. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will differ from the currently recorded amounts. An incremental percentage change in estimates of this magnitude could result in a material effect on reported earnings. For example, a 10% increase in the March 31, 2003 net estimate for unpaid losses and loss adjustment expenses would produce approximately a $15.6 million charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

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

      CNA SURETY RESULTS FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002

      Analysis of Net Income

      The Company had net income of $11.0 million for the three months ended March 31, 2003, as compared to $10.6 million for the comparable period in the prior year. The principal drivers of the difference in net income from period to period were an increase in net realized investment gains of $1.0 million and higher net earned premiums, partially offset by an increase in the Company's net losses, commissions and related expenses.

      Analysis of the components of net income are discussed in the following sections.

      Results of Insurance Operations

      Underwriting components for the Company for the three months ended March 31, 2003 and 2002 are summarized in the following table (dollars in thousands):

                                                      THREE MONTHS ENDED MARCH 31,
                                                           2003           2002
                                                         -------        -------
Gross written premiums ...........................       $91,671        $82,114
                                                         =======        =======
Net written premiums .............................       $79,334        $64,393
                                                         =======        =======
Net earned premiums ..............................       $71,206        $67,221
                                                         =======        =======
Net losses and loss adjustment expenses ..........       $18,606        $16,647
                                                         =======        =======
Net commissions, brokerage and other expenses ....       $44,296        $41,552
                                                         =======        =======
Loss ratio .......................................          26.1%          24.8%
Expense ratio ....................................          62.2           61.8
                                                         -------        -------
Combined ratio ...................................          88.3%          86.6%
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

      Gross written premiums are shown in the table below (dollars in thousands):

                             THREE MONTHS ENDED MARCH 31,
                                  2003          2002
                                -------       -------
Contract ................       $41,623       $39,380
Commercial ..............        42,015        35,088
Fidelity and other ......         8,033         7,646
                                -------       -------
                                $91,671       $82,114
                                =======       =======

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

      Net written premiums are shown in the table below (dollars in thousands):

                                                       THREE MONTHS ENDED MARCH 31,
                                                            2003           2002
                                                          -------        -------
Contract .........................................        $36,133        $31,235
Commercial .......................................         35,523         25,849
Fidelity and other ...............................          7,678          7,309
                                                          -------        -------
                                                          $79,334        $64,393
                                                          =======        =======

      For the three months ended March 31, 2003, net written premiums increased 23.2%, or $14.9 million, to $79.3 million as compared to the same period in 2002, reflecting the aforementioned gross production changes and lower ceded written premiums. Ceded written premiums decreased $5.4 million to $12.3 million for the first quarter of 2003 compared to the same period of last year primarily due to changes in the Company's reinsurance programs. Ceded written premiums in first quarter 2002 included $8.5 million for the purchase of extended discovery coverage on the Company's $55 million excess of $5 million per principal excess of loss coverage that was in place for 2001. Net written premiums for commercial surety increased 37.4%, or $9.7 million, to $35.5 million for the three months ended March 31, 2003. Net written premiums for contract surety business increased 15.7%, or $4.9 million, to $36.1 million. Fidelity and other products increased 5.0%, or $0.4 million, to $7.7 million for the three months ended March 31, 2003 as compared to the same period in 2002.

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

      Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts - a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company will pay CCC annual reinsurance premiums of $12.5 million in year one and $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year under certain circumstances. If the treaty is commuted, the Company may be entitled to a return premium payment. Based on the experience under the treaty to March 31, 2003, the Company has established a return premium receivable of $4.4 million in connection with the restatement described in Note 7 to the accompanying financial statements. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expires on December 31, 2003.

      Net Loss Ratio

      The net loss ratios for the three months ended March 31, 2003 and 2002 were 26.1% and 24.8%, respectively. The 2003 loss ratio included $0.1 million of net unfavorable loss reserve development related to prior years for the three months ended March 31, 2003. The increase in the adjusted loss ratio in 2003 resulted from the Company's increased expected baseline accident year net loss ratio of branch contract and commercial business due to recent adverse loss trends together with uncertainties with respect to the economy and credit markets. The Company is using an initial 2003 accident year net loss ratio of 36.0% for the medium to large commercial and contract branch business compared to 30.0% in first quarter of 2002. This business represents about 53% of the Company's 2003 gross premiums.

      On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of March 31, 2003, the Company has billed a total of $33.9 million to its reinsurers. A number of those reinsurers have requested a variety of documents and reserved their rights before making a decision concerning coverage of the settlement under the reinsurance treaties. The Company has provided all requested information. Three reinsurers responsible for payment of 34% of the treaty proceeds have either paid or committed to pay 100% of their portions of the claim. Two other reinsurers have sent the Company letters expressing reservations about the claim. Pursuant to the treaty, the Company has sent a notice demanding arbitration to those reinsurers. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of March 31, 2003.

      Expense Ratio

      The expense ratio increased to 62.2% for the three months ended March 31, 2003 compared to 61.8% for the same period in 2002. The increase in the expense ratio for the three months ended March 31, 2003 primarily reflects the impact of higher reinsurance costs on net earned premiums. Although ceded written premiums declined $5.4 million, net earned premiums increased 5.9% and operating expenses increased at a higher rate of 6.6%.

      Exposure Management

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

                                    NUMBER OF ACCOUNTS           TOTAL EXPOSURE (DOLLARS IN BILLIONS)
                                          AS OF                                 AS OF
                                 -------------------------    ------------------------------------------
                                 MARCH 31,    DECEMBER 31,    MARCH 31,      DECEMBER 31,          %
COMMERCIAL ACCOUNT EXPOSURE        2003           2002           2003            2002          REDUCTION
                                 ---------    ------------    ---------      ------------      ---------
$100 million and larger             12             13            $2.2            $2.5            13.9%
$50 to $100 million                 12             19             0.7             1.2            40.2
$25 to $50 million                  16             16             0.6             0.6              --
$10 to $25 million                  73             75             1.1             1.2             5.2
                                   ---            ---            ----            ----
Total                              113            123            $4.6            $5.5            16.3%
                                   ===            ===            ====            ====

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

      The following summarizes net realized investment gains (losses) activity:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                     2003         2002
                                                   -------        -----
Gross realized investment gains ............       $ 1,261        $ 343
Gross realized investment losses ...........          (531)        (621)
                                                   -------        -----
Net realized investment gains (losses) .....       $   730        $(278)
                                                   =======        =====

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

      Income Taxes

      Income tax expense was $4.4 million and $4.8 million and the effective income tax rates were 28.6% and 31.4% for the three months ended March 31, 2003 and 2002, respectively. This decrease in the estimated effective tax rate in first quarter 2003 primarily relates to anticipated increases in tax exempt investment income as a proportion of taxable income.

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

      Amortization of the Term Loan will take place at $10,000,000 per year, in equal installments of $5,000,000 on the following dates:

DATE                                  AMORTIZATION          OUTSTANDING BALANCE
                                      ------------          -------------------
June 30, 2003 ..........               $5,000,000               $25,000,000
September 30, 2003 .....                5,000,000                20,000,000
March 31, 2004 .........                5,000,000                15,000,000
September 30, 2004 .....                5,000,000                10,000,000
March 31, 2005 .........                5,000,000                 5,000,000
September 30, 2005 .....                5,000,000                         0

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

      Western Surety, SBCA and USA each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2002 through June 30, 2003, the underwriting limitations of Western Surety, SBCA and USA are $20.7 million, $0.5 million and $1.3 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms. Effective July 1, 2002 through June 30, 2003, the underwriting limitations of CCC and its affiliates total $382.9 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present capital needs.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K:

(a)   Exhibits: -

                  31(1) Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

                  31(2) Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002--Chief Financial Officer.

                  32(1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

                  32(2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

                  (b) Reports on Form 8-K:

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

      CNA SURETY CORPORATION (Registrant)


                                        /s/ John F. Welch
                                        ----------------------------------------
                                        John F. Welch President and Chief
                                        Executive Officer


                                        /s/ John F. Corcoran
                                        ----------------------------------------
                                        John F. Corcoran Vice President and
                                        Chief Financial Officer

Date: March 12, 2004