Form 10-Q/A
period 2003-06-30
CNA SURETY CORP
filed 2004-03-15
CIK 1044566

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         42,967,383 shares of Common Stock, $.01 par value as of August 4, 2003.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the CNA Surety Corporation ("CNA Surety" or the "Company") Form 10-Q for the period ended June 30, 2003 as filed by the Company on August 12, 2003 and is being filed to amend and restate Item 1 (Financial Statements), Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 4 (Controls and Procedures) and Item 6 (Exhibits and Reports on Form 8-K). Subsequent to the filing of CNA Surety's Report on Form 10-Q for the fiscal quarter ended June 30, 2003, the Company revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company ("CCC"), which has been in place since October 1, 2002. Under the contract CNA Surety pays a quarterly premium of $3.125 million, of which 70% is added to an experience account that is reduced by any losses ceded to the treaty. To the extent CNA Surety commutes the treaty, it is entitled to receive payment from CCC of its experience account balance. Under Emerging Issues Task Force ("EITF") Issue 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), a receivable for return premium based on experience under the contract should be established at June 30, 2003. CNA Surety had not previously established such a receivable, and has restated its 2003 condensed consolidated financial statements to comply with EITF 93-6.

This report on Form 10-Q/A does not reflect the effect of any events subsequent to the filing of the original Form 10-Q, except the aforementioned restatement.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                     Page
                                                                                     ----
Part I.    Financial Information:

           Item 1.  Condensed Consolidated Financial Statements:

                    Independent Accountants' Report...............................     4

                    Condensed Consolidated Balance Sheets at June 30, 2003
                    (As restated) and at December 31, 2002 (Unaudited)...........      5

                    Condensed Consolidated Statements of Income for the Three-
                    and Six- Months Ended June 30, 2003 (As restated) and 2002
                    (Unaudited)...................................................     6

                    Condensed Consolidated Statements of Stockholders' Equity for
                    the Six-Months Ended June 30, 2003 (As restated) and 2002
                    (Unaudited)...................................................     7

                    Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 2003 (As restated) and 2002
                    (Unaudited)...................................................     8

                    Notes to Condensed Consolidated Financial Statements
                    at June 30, 2003 (As restated) (Unaudited) ...................     9

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.....................................    21

           Item 4.  Controls and Procedures.......................................    40

Part II.   Other Information:

Item 6.    Exhibits and Reports on Form 8-K ......................................    41

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2003, March 12, 2004 as to Note 17, we expressed an unqualified opinion on those consolidated financial statements (which report included explanatory paragraphs relating to the change in accounting for goodwill and indefinite-lived intangible assets in 2002 and the restatement described in Note 17). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 7 to the condensed consolidated financial statements, the accompanying 2003 condensed consolidated financial statements have been restated.

Deloitte & Touche LLP
Chicago, Illinois
August 4, 2003
(March 12, 2004 as to the effects of the restatement described in Note 7.)

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         June 30,       December 31,
                                                                                           2003             2002
                                                                                      --------------   --------------
                                      ASSETS                                          As restated (a)  As restated (a)
Invested assets and cash:
    Fixed income securities, at fair value (amortized cost: $510,383 and $539,364)    $      553,493   $      570,538
    Equity securities, at fair value (cost: $983 and $852)                                       963              761
    Short-term investments, at cost (approximates fair value).....................            58,455           50,669
    Other investments, at fair value..............................................             1,129            1,257
    Cash .........................................................................             7,796           14,979
                                                                                      --------------   --------------
       Total invested assets and cash.............................................           621,836          638,204
Deferred policy acquisition costs.................................................           104,545           96,386
Insurance receivables:
    Premiums, including $28,690 and $34,097 from affiliates (net of allowance for
       doubtful accounts: $1,582 and $1,365)......................................            46,790           45,423
    Reinsurance, including $43,424 and $17,589 from affiliates....................           140,459          129,964
Intangible assets  (net of accumulated amortization:  $25,523 and $25,523)........           143,785          143,785
Property and equipment, at cost (less accumulated
    depreciation: $17,482 and $16,047)............................................            16,144           17,260
Prepaid reinsurance premiums......................................................            10,960           13,337
Receivable for securities sold....................................................             3,034                3
Other assets......................................................................             8,860            9,018
                                                                                      --------------   --------------
           Total assets...........................................................    $    1,096,413   $    1,093,380
                                                                                      ==============   ==============

LIABILITIES
Reserves:
    Unpaid losses and loss adjustment expenses....................................    $      277,210   $      303,433
    Unearned premiums.............................................................           228,416          216,213
                                                                                      --------------   --------------
       Total reserves.............................................................           505,626          519,646
Debt..............................................................................            55,816           60,816
Deferred income taxes, net........................................................            36,618           30,727
Current income taxes payable......................................................             7,835            5,889
Reinsurance and other payables to affiliates......................................             7,028           23,003
Other liabilities.................................................................            32,043           32,738
                                                                                      --------------   --------------
       Total liabilities..........................................................    $      644,966   $      672,819
                                                                                      --------------   --------------

Commitments and contingencies (See Note 6)

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,388 shares issued and 42,959 shares outstanding at June 30, 2003 and 44,386 shares issued
 and 42,947 shares outstanding at December 31, 2002 ..............................               444              444
Additional paid-in capital........................................................           255,731          255,765
Retained earnings.................................................................           182,610          159,937
Accumulated other comprehensive income............................................            28,009           19,861
Treasury stock, at cost...........................................................           (15,347)         (15,446)
                                                                                      --------------   --------------
       Total stockholders' equity.................................................           451,447          420,561
                                                                                      --------------   --------------
       Total liabilities and stockholders' equity.................................    $    1,096,413   $    1,093,380
                                                                                      ==============   ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

(a) See Note 7.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       Three Months Ended               Six Months Ended
                                                                             June 30,                       June 30,
                                                                   ---------------------------    ----------------------------
                                                                          2003         2002            2003           2002
                                                                   ---------------------------    ----------------------------
                                                                         As restated (a)                As restated (a)
Revenues:
    Net earned premium........................................     $       76,846    $  75,742    $      148,052   $   142,963
    Net investment income.....................................              6,652        7,121            13,351        14,227
    Net realized investment gains.............................              1,098        1,601             1,828         1,323
                                                                   --------------    ---------    --------------   -----------
       Total revenues.........................................             84,596       84,464           163,231       158,513
                                                                   --------------    ---------    --------------   -----------

Expenses:
    Net losses and loss adjustment expenses...................             20,235       19,606            38,841        36,253
    Net commissions, brokerage and other underwriting expenses             47,940       45,594            92,236        87,146
    Interest expense..........................................                455          445               808           903
                                                                   --------------    ---------    --------------   -----------
       Total expenses.........................................             68,630       65,645           131,885       124,302
                                                                   --------------    ---------    --------------   -----------

Income before income taxes....................................             15,966       18,819            31,346        34,211
Income taxes..................................................              4,283        5,917             8,674        10,752
                                                                   --------------    ---------    --------------   -----------
Net income ...................................................     $       11,683    $  12,902    $       22,672   $    23,459
                                                                   ==============    =========    ==============   ===========

Earnings per share............................................     $         0.27    $    0.30    $         0.53   $      0.55
                                                                   ==============    =========    ==============   ===========

Earnings per share, assuming dilution.........................     $         0.27    $    0.30    $         0.53   $      0.55
                                                                   ==============    =========    ==============   ===========

Weighted average shares outstanding...........................             42,959       42,900            42,958        42,868
                                                                   ==============    =========    ==============   ===========

Weighted average shares outstanding, assuming dilution........             42,963       43,066            42,963        43,038
                                                                   ==============    =========    ==============   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(a) See Note 7.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             Common
                                                                              Stock               Additional
                                                                             Shares      Common    Paid-In      Comprehensive
                                                                           Outstanding   Stock     Capital          Income
                                                                           -----------   ------   ----------    -------------
Balance, December 31, 2001.............................................         42,780   $  442   $  254,133
Comprehensive income:
    Net income.........................................................             --       --           --    $      23,459
Other comprehensive income:
    Change in unrealized losses on securities (after income taxes), net
    of reclassification adjustment of $428.............................             --       --           --            5,888
                                                                                                                -------------
       Total comprehensive income......................................                                         $      29,347
                                                                                                                =============

Issuance of treasury stock to employee stock purchase program..........              5                     6
Stock options exercised and other......................................            130        2        1,387
Dividends paid to stockholders.........................................             --       --           --
                                                                           -----------   ------    ---------
Balance, June 30, 2002                                                          42,915   $  444   $  255,526
                                                                           ===========   ======    =========

Balance, December 31, 2002 (As restated (a))...........................         42,947   $  444   $  255,765
Comprehensive income:
    Net income (As restated (a)).......................................             --       --           --    $      22,672
Other comprehensive income:
    Change in unrealized gains on securities (after income taxes), net
    of reclassification adjustment of $(1,634).........................             --       --           --            8,148
                                                                                                                -------------
       Total comprehensive income (As restated (a))....................                                         $      30,820
                                                                                                                =============

Issuance of treasury stock to employee stock purchase program..........              9       --          (38)
Stock options exercised and other......................................              3       --            4
                                                                           -----------   ------  -----------
Balance, June 30, 2003 (As restated (a))                                        42,959   $  444   $  255,731
                                                                           ===========   ======    =========

                                                                                         Accumulated
                                                                                            Other        Treasury         Total
                                                                           Retained     Comprehensive      Stock      Stockholders'
                                                                           Earnings        Income        (at cost)        Equity
                                                                           ---------    -------------    ---------    -------------
Balance, December 31, 2001.............................................    $ 149,128    $         278    $ (15,553)   $     388,428
Comprehensive income:
    Net income.........................................................       23,459               --           --           23,459
Other comprehensive income:
    Change in unrealized losses on securities (after income taxes), net
    of reclassification adjustment of $428.............................           --            5,888           --            5,888

       Total comprehensive income......................................

Issuance of treasury stock to employee stock purchase program..........                                         53               59
Stock options exercised and other......................................           --               --           --            1,389
Dividends paid to stockholders.........................................      (12,869)              --           --          (12,869)
                                                                           ---------    -------------    ---------    -------------
Balance, June 30, 2002                                                     $ 159,718    $       6,166    $ (15,500)   $     406,354
                                                                           =========    =============    =========    =============

Balance, December 31, 2002 (As restated (a))...........................    $ 159,937    $      19,861    $ (15,446)   $     420,561
Comprehensive income:
    Net income (As restated (a)).......................................       22,672               --           --           22,672
Other comprehensive income:
    Change in unrealized gains on securities (after income taxes), net
    of reclassification adjustment of $(1,634).........................           --            8,148           --            8,148

       Total comprehensive income (As restated (a))....................

Issuance of treasury stock to employee stock purchase program..........                                         99               61
Stock options exercised and other......................................            1               --           --                5
                                                                           ---------    -------------    ---------    --------------
Balance, June 30, 2003 (As restated (a))                                   $ 182,610    $      28,009    $ (15,347)   $     451,447
                                                                           =========    =============    =========    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

(a) See Note 7.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        Six Months Ended
                                                                                                             June 30,
                                                                                                  -----------------------------
                                                                                                       2003            2002
                                                                                                  --------------    -----------
                                                                                                  As restated (a)
OPERATING ACTIVITIES:
    Net income.................................................................................   $       22,672    $    23,459
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Depreciation and amortization...........................................................            2,090          1,929
       Accretion of bond discount, net.........................................................              915            410
       Net realized investment (gains) losses..................................................           (1,828)        (1,323)
    Changes in:
       Insurance receivables...................................................................          (11,862)        20,740
       Reserve for unearned premiums...........................................................           12,203         11,412
       Reserve for unpaid losses and loss adjustment expenses..................................          (26,223)        (7,065)
       Deferred policy acquisition costs.......................................................           (8,159)        (7,360)
       Deferred income taxes, net..............................................................            1,500          2,808
       Reinsurance and other payables to affiliates............................................          (15,975)            82
       Prepaid reinsurance premiums............................................................            2,377         (3,586)
       Other assets and liabilities............................................................            1,678         (4,516)
                                                                                                  --------------    -----------

           Net cash (used in) provided by operating activities.................................          (20,612)        36,990
                                                                                                  ---------------   -----------

INVESTING ACTIVITIES:
    Fixed income securities:
       Purchases...............................................................................          (38,359)      (107,363)
       Maturities..............................................................................           15,370         69,426
       Sales...................................................................................           53,321         36,382
    Purchases of equity securities.............................................................             (225)       (17,786)
    Proceeds from the sale of equity securities................................................               88          1,465
    Changes in short-term investments..........................................................           (7,779)          (982)
    Purchases of property and equipment........................................................           (1,104)        (2,120)
    Changes in receivables/payables for securities sold/purchased..............................           (3,031)       (10,939)
    Other, net.................................................................................               82            118
                                                                                                  --------------    -----------

           Net cash provided by (used in) investing activities.................................           18,363        (31,799)
                                                                                                  --------------    -----------

FINANCING ACTIVITIES:
    Principal payments on debt.................................................................           (5,000)            --
    Dividends to stockholders..................................................................               --         (6,431)
    Employee stock option exercises............................................................                5          1,266
    Issuance of treasury stock to employee stock purchase plan.................................               61             59
                                                                                                  --------------    -----------

           Net cash used in financing activities...............................................           (4,934)        (5,106)
                                                                                                  --------------    -----------

Increase (decrease)  in cash...................................................................           (7,183)            85
Cash at beginning of period....................................................................           14,979         13,159
                                                                                                  --------------    -----------
Cash at end of period..........................................................................   $        7,796    $    13,244
                                                                                                  ==============    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest................................................................................   $          555    $     1,195
       Income taxes............................................................................   $        5,000    $     7,000

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

         The computation of earnings per share is as follows (amounts in thousands, except for per share data):

                                                                   Three months ended June 30,     Six months ended June 30,
                                                                   ----------------------------------------------------------
                                                                       2003           2002            2003            2002
                                                                   -----------    ------------    ------------    -----------
Net income ....................................................    $    11,683    $     12,902    $     22,672    $    23,459
                                                                   ===========    ============    ============    ===========
Shares:
Weighted average shares outstanding............................         42,959          42,876          42,947         42,780
      Weighted average shares of options exercised.............              -              24              11             88
                                                                   -----------    ------------    ------------    -----------
Total weighted average shares outstanding......................         42,959          42,900          42,958         42,868
      Effect of dilutive options...............................              4             166               5            170
                                                                   -----------    ------------    ------------    -----------
Total weighted average shares outstanding, assuming dilution...         42,963          43,066          42,963         43,038
                                                                   ===========    ============    ============    ===========

Earnings per share.............................................    $      0.27    $       0.30    $       0.53    $      0.55
                                                                   ===========    ============    ============    ===========

Earnings per share, assuming dilution..........................    $      0.27    $       0.30    $       0.53    $      0.55
                                                                   ===========    ============    ============    ===========

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

         In December 2002, the FASB issued SFAS No. 148 entitled "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS No.148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard beginning with the 2002 annual financial statements. The Company has not adopted fair value accounting in 2003. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its plans as allowed for under the provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. Had compensation cost for these plans been determined on the fair value at the grant date for options granted, the Company's pro forma net income for the six months ended June 30, 2003 and 2002 would have been $22.5 million and $23.4 million, respectively. Diluted net income per share would have been $0.52 and $0.55 for the six months ended June 30, 2003 and 2002, respectively.

The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation under the Company's stock-based compensation plan.

                                                       Three months ended      Six months ended
                                                            June 30,               June 30,
                                                      --------------------   ---------------------
(in thousands, except per share data)                   2003        2002        2003        2002
                                                      --------    --------   ---------   ---------
Net income                                            $ 11,683    $ 12,902   $  22,672   $  23,459
Less: Total stock based compensation cost
determined under the fair value method, net of tax         (73)          -        (177)        (12)
                                                      --------    --------   ---------   ---------
Pro forma net income                                  $ 11,610    $ 12,902   $  22,495   $  23,447
                                                      ========    ========   =========   =========

Basic and diluted earnings per share, as reported     $   0.27    $   0.30   $    0.53   $    0.55
                                                      ========    ========   =========   =========
Basic and diluted earnings per share, pro forma       $   0.27    $   0.30   $    0.52   $    0.55
                                                      ========    ========   =========   =========

         In April of 2003, the FASB issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No.149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of SFAS No. 149 will have a significant impact on the Company's financial position or results of operations.

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

2.       INVESTMENTS

         The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at June 30, 2003 and December 31, 2002, by investment category, were as follows (dollars in thousands):

                                                                      Gross         Gross
                                                   Amortized Cost   Unrealized   Unrealized   Estimated Fair
                 June 30, 2003                         or Cost        Gains        Losses         Value
-------------------------------------------------  --------------   ----------   ----------   --------------
Fixed income securities:
U.S. Treasury securities and obligations of
    U.S. Government and agencies:
       U.S. Treasury.............................  $       16,113   $    1,152   $       --   $       17,265
       U.S. Agencies.............................           6,555          345          (16)           6,884
       Collateralized mortgage obligations.......              90            3           --               93
       Mortgage pass-through securities..........          13,758          714           --           14,472
Obligations of states and political subdivisions.         360,720       29,762          (87)         390,395
Corporate bonds..................................          68,317        7,412           (8)          75,721
Non-agency collateralized mortgage obligations...           8,787          634          (35)           9,386
Other asset-backed securities:
    Second mortgages/home equity loans...........          10,139          652           --           10,791
    Credit card receivables......................           5,000           97           --            5,097
    Other........................................           7,498          945           --            8,443
Redeemable preferred stock.......................          13,406        1,540           --           14,946
                                                   --------------   ----------   ----------   --------------
       Total fixed income securities.............         510,383       43,256         (146)         553,493

Equity securities................................             983           --          (20)             963
                                                   --------------   ----------   ----------   --------------
       Total.....................................  $      511,366   $   43,256   $     (166)  $      554,456
                                                   ==============   ==========   ===========  ==============

                                                                      Gross         Gross
                                                   Amortized Cost   Unrealized   Unrealized   Estimated Fair
                December 31, 2002                      or Cost        Gains        Losses         Value
-------------------------------------------------  --------------   ----------   ----------   --------------
Fixed income securities:
U.S. Treasury securities and obligations of
    U.S. Government and agencies:

       U.S. Treasury.............................  $       16,140   $      960   $       --   $       17,100
       U.S. Agencies.............................          29,396          537           (3)          29,930
       Collateralized mortgage obligations.......             156            7           --              163
       Mortgage pass-through securities..........          20,981        1,066           --           22,047
Obligations of states and political subdivisions.         347,918       20,099          (83)         367,934
Corporate bonds..................................          76,181        6,154         (190)          82,145
Non-agency collateralized mortgage obligations...          10,497          477          (58)          10,916
Other asset-backed securities:
    Second mortgages/home equity loans...........          11,842          614           --           12,456
    Credit card receivables......................           5,000           87           --            5,087
    Other........................................           7,838          653           --            8,491
Redeemable preferred stock.......................          13,415          854           --           14,269
                                                   --------------   ----------   ----------   --------------
       Total fixed income securities.............         539,364       31,508         (334)         570,538

Equity securities................................             852           --          (91)             761
                                                   --------------   ----------   ----------   --------------
       Total.....................................  $      540,216   $   31,508   $     (425)  $      571,299
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

3.       REINSURANCE

         The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                                               Three Months Ended June 30,
                                               ------------------------------------------------------------
                                                            2003                             2002
                                               -----------------------------    ---------------------------
                                                  Written         Earned          Written         Earned
                                               -------------    -----------     -------------    ----------
Direct......................................   $      46,398     $    39,212    $      36,521    $   32,975
Assumed.....................................          51,048          52,718           58,931        51,961
Ceded.......................................         (14,149)        (15,084)          (9,057)       (9,194)
                                               -------------    ------------    -------------    ----------
                                               $      83,297     $    76,846    $      86,395    $   75,742
                                               =============    ============    =============    ==========

                                                                Six Months Ended June 30,
                                               ------------------------------------------------------------
                                                            2003                             2002
                                               -----------------------------    ---------------------------
                                                   Written         Earned            Written      Earned
                                               -------------    ------------    -------------    ----------
Direct......................................   $      88,765    $     75,515     $     73,293    $   64,688
Assumed.....................................         100,352         101,405          104,273       101,502
Ceded.......................................         (26,486)       (28,868)          (26,778)      (23,227)
                                               -------------    ------------    -------------    ----------
                                               $     162,631    $   148,052     $     150,788    $  142,963
                                               =============    ============    =============    ==========

         The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                               Three Months Ended June 30,
                                               ------------------------------------------------------------
                                                            2003                             2002
                                               -----------------------------    ---------------------------
                                                     $             Ratio             $              Ratio
                                               -------------    ------------    -------------    ----------
Gross losses and loss adjustment expenses...   $      44,006         47.9%      $      23,092       27.2%
Ceded amounts...............................         (23,771)       157.6%             (3,486)      37.9%
                                               -------------                    -------------
Net losses and loss adjustment expenses.....   $      20,235         26.3%      $      19,606       25.9%
                                               =============                    =============

                                                                Six Months Ended June 30,
                                               ------------------------------------------------------------
                                                            2003                             2002
                                               -----------------------------    ---------------------------
                                                     $             Ratio              $             Ratio
                                               -------------    ------------    -------------    ----------
Gross losses and loss adjustment expenses...   $      71,919        40.7%       $      41,156       24.8%
Ceded amounts...............................         (33,078)      114.6%              (4,903)      21.1%
                                               -------------                    -------------
Net losses and loss adjustment expenses.....   $      38,841        26.2%       $      36,253       25.4%
                                               =============                    =============

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

         Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts - a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company will pay CCC annual reinsurance premiums of $12.5 million in year one and $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year under certain circumstances. If the treaty is commuted, the Company may be entitled to a return premium payment. Based on the experience under the treaty to June 30, 2003, the Company has established a return premium receivable of $6.6 million in connection with the restatement described in Note 7. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expires on December 31, 2003.

         As of June 30, 2003 and December 31, 2002, CNA Surety had insurance receivable balances from CCC and CIC of $72.1 million and $51.7 million, respectively. CNA Surety had reinsurance payables to CCC and CIC of $5.9 million and $21.3 million as of June 30, 2003 and December 31, 2002, respectively, primarily related to reinsured losses.

4.       RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                     Three Months Ended          Six Months Ended
                                                                         June 30,                    June 30,
                                                                 -----------------------     ------------------------
                                                                    2003         2002           2003          2002
                                                                 ----------   ----------     ----------    ----------
Reserves at beginning of period:
Gross........................................................       254,118   $  312,225     $  303,433    $  315,811
Ceded reinsurance............................................        97,941      154,043        137,301       166,318
                                                                 ----------   ----------     ----------    ----------
  Net reserves at beginning of period........................    $  156,177      158,182        166,132       149,493
                                                                 ==========   ----------     ----------    ----------

Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period.............        19,950       18,679         38,501        35,344
  Increase in provision for insured events of prior periods..           285          927            340           909
                                                                 ----------   ----------     ----------    ----------
     Total net incurred......................................        20,235       19,606         38,841        36,253
                                                                 ----------   ----------     ----------    ----------

Net payments attributable to:
  Current period events......................................        (1,238)       1,156           (733)        3,073
  Prior period events........................................        16,896       16,559         44,952        22,600
                                                                 ----------   ----------     ----------    ----------
     Total net payments......................................        15,658       17,715         44,219        25,673
                                                                 ----------   ----------     ----------    ----------

Net reserves at end of period................................       160,754      160,073        160,754       160,073
Ceded reinsurance at end of period...........................       116,456      148,673        116,456       148,673
                                                                 ----------   ----------     ----------    ----------
     Gross reserves at end of period                             $  277,210   $  308,746     $  277,210    $  308,746
                                                                 ==========   ==========     ==========    ==========

         On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of June 30, 2003, the Company has billed a total of $37.1 million to its reinsurers. A number of those reinsurers have requested a variety of documents and reserved their rights before making a decision concerning coverage of the settlement under the reinsurance treaties. The Company has provided all requested information. Three reinsurers responsible for payment of 34% of the treaty proceeds have paid their portions of the claim. Two other reinsurers have sent the Company letters expressing reservations about the claim. One reinsurer has denied coverage. Pursuant to the treaty, the Company has sent a notice demanding arbitration to all the reinsurers that have not paid. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of June 30, 2003.

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

         The Term Loan balance was reduced by $5 million on June 30, 2003 according to the scheduled amortization. Further amortization of the Term Loan will take place at $10,000,000 per year, in equal semi-annual installments of $5,000,000 on the following dates:

                Date                        Amortization     Outstanding Balance
----------------------------------------    ------------     -------------------
September 30, 2003......................       5,000,000              20,000,000
March 31, 2004..........................       5,000,000              15,000,000
September 30, 2004......................       5,000,000              10,000,000
March 31, 2005..........................       5,000,000               5,000,000
September 30, 2005......................       5,000,000                       0

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

7.       RESTATEMENT

         Subsequent to the filing of CNA Surety's Report on Form 10-Q for the fiscal quarter ended June 30, 2003, the Company revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company, which has been in place since October 1, 2002. Under the contract CNA Surety pays a quarterly premium of $3.125 million, of which 70% is added to an experience account that is reduced by any losses ceded to the treaty. On dates specified under the contract, CNA Surety can commute the treaty and receive payment of the experience account balance. Under Emerging Issues Task Force ("EITF") Issue 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), a receivable for return premium based on experience under the contract should be established at June 30, 2003. CNA Surety had not previously established such a receivable, and has restated its 2003 condensed consolidated financial statements to comply with EITF 93-6. A summary of the significant effects of the restatement is as follows:

                                              AS PREVIOUSLY          AS            AS PREVIOUSLY             AS
                                                 REPORTED         RESTATED            REPORTED            RESTATED
FOR THE PERIODS ENDED: (IN THOUSANDS)         JUNE 30, 2003     JUNE 30, 2003   DECEMBER 31, 2002     DECEMBER 31, 2002
                                              ----------------  -------------   -----------------    ------------------
Consolidated balance sheet:
  Insurance receivables: Reinsurance          $        133,895  $     140,459   $         127,776    $          129,964
  Current income taxes payable                           5,537          7,835               5,123                 5,889
  Retained earnings                                    178,344        182,610             158,515               159,937

                                                AS PREVIOUSLY        AS           AS PREVIOUSLY             AS
                                                  REPORTED         RESTATED          REPORTED            RESTATED
                                                   2003             2003               2003                2003
FOR THE THREE AND SIX MONTHS ENDED JUNE 30    ----------------  -------------   -----------------    ------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)           Three months ended June 30                Six months ended June 30
                                                --------------------------                ------------------------
Consolidated statement of income:
  Net earned premium                          $         74,658  $      76,846   $         143,676    $          148,052
  Total revenue                                         82,408         84,596             158,855               163,231
  Income before income taxes                            13,778         15,966              26,970                31,346
  Income tax expense                                     3,517          4,283               7,142                 8,674
  Net income                                            10,261         11,683              19,828                22,672

Basic and diluted earnings per share          $           0.24  $        0.27   $            0.46    $             0.53

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

RESTATEMENT

         Subsequent to the filing of CNA Surety's Report on Form 10-Q for the fiscal quarter ended June 30, 2003, the Company revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company, which has been in place since October 1, 2002 (this treaty is discussed in greater detail in Note 3 (Reinsurance)). Under the contract CNA Surety pays a quarterly premium of $3.125 million, of which 70% is added to an experience account that is reduced by any losses ceded to the treaty. On dates specified under the contract, CNA Surety can commute the treaty and receive payment of the experience account balance. Under Emerging Issues Task Force ("EITF") Issue 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), a receivable for return premium based on experience under the contract should be established at June 30, 2003. CNA Surety had not previously established such a receivable, and has restated its 2003 condensed consolidated financial statements to comply with EITF 93-6. See Note 7 to the Condensed Consolidated Financial Statements. This Management's Discussion and Analysis reflects the effects of the restatement.

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

         CNA Surety's Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $277.2 million and reinsurance receivables related to losses of $116.5 million at June 30, 2003. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will differ from the currently recorded amounts. An incremental percentage change in estimates of this magnitude could result in a material effect on reported earnings. For example, a 10% increase in the June 30, 2003 net estimate for unpaid losses and loss adjustment expenses would produce approximately a $16.1 million charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

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

         - changes in the Company's composition of operating segments; o the sufficiency of the Company's loss reserves and the possibility of future increases in reserves;

         - the risks and uncertainties associated with the Company's loss reserves as outlined in the Reserves section of this MD& A; and, and,

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

         CNA SURETY RESULTS FOR THREE- AND SIX- MONTHS ENDED JUNE 30, 2003 AND 2002

         Analysis of Net Income

         The Company had net income of $11.7 million for the three months ended June 30, 2003, as compared to $12.9 million for the comparable period in the prior year. The principal drivers of the difference in net income from period to period were an increase in the Company's net losses, commissions and related expenses, partially offset by increased net earned premiums for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002.

         Net income for the six months ended June 30, 2003 was $22.7 million, compared to $23.5 million for the comparable period last year. As with the three month period ended June 30, 2003, the principal driver of the decrease in net income for the six month periods was an increase in net losses, commissions and related expenses, partially offset by increased net earned premiums for the six months ended June 30, 2003 compared to the same period in the prior year.

         Analysis of the components of net income are discussed in the following sections.

         Results of Insurance Operations

         Underwriting components for the Company for the three and six months ended June 30, 2003 and 2002 are summarized in the following table (dollars in thousands):

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                  --------------------------      -------------------------
                                                     2003            2002            2003           2002
                                                  ----------      ----------      ----------     ----------
Gross written premiums........................    $   97,446      $   95,452      $  189,117     $  177,566
                                                  ==========      ==========      ==========     ==========

Net written premiums..........................    $   83,297      $   86,395      $  162,631     $  150,788
                                                  ==========      ==========      ==========     ==========

Net earned premiums...........................    $   76,846      $   75,742      $  148,052     $  142,963
                                                  ==========      ==========      ==========     ==========
Net losses and loss adjustment expenses.......    $   20,235      $   19,606      $   38,841     $   36,253
Net commissions, brokerage and other              ==========      ==========      ==========     ==========
underwriting expenses.........................    $   47,940      $   45,594      $   92,236     $   87,146
                                                  ==========      ==========      ==========     ==========

Loss ratio....................................          26.3%           25.9%           26.2%          25.4%
Expense ratio.................................          62.4            60.2            62.3           60.9
                                                  ----------      ----------      ----------     ----------
Combined ratio................................          88.7%           86.1%           88.5%          86.3%
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

     Gross written premiums are shown in the table below (dollars in thousands):

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                        --------------------------      -------------------------
                                                           2003            2002            2003           2002
                                                        ----------      ----------      ----------     ----------
Contract......................................          $   59,165      $   53,890      $  100,788     $   93,270
Commercial....................................              31,160          34,897          73,175         69,985
Fidelity and other............................               7,121           6,665          15,154         14,311
                                                        ----------      ----------      ----------     ----------
                                                        $   97,446      $   95,452      $  189,117     $  177,566
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

         Net written premiums are shown in the table below (dollars in thousands):

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                        --------------------------      -------------------------
                                                           2003            2002            2003           2002
                                                        ----------      ----------      ----------     ----------
Contract......................................          $   52,751      $   49,947      $   88,884     $   81,182
Commercial....................................              23,748          30,094          59,271         55,943
Fidelity and other............................               6,798           6,354          14,476         13,663
                                                        ----------      ----------      ----------     ----------
                                                        $   83,297      $   86,395      $  162,631     $  150,788
                                                        ==========      ==========      ==========     ==========

         For the three months ended June 30, 2003, net written premiums decreased 3.6%, or $3.1 million, to $83.3 million as compared to the same period in 2002, reflecting higher reinsurance costs partially offset by the aforementioned gross production changes. Ceded written premiums increased $5.1 million to $14.1 million for the second quarter of 2003 compared to the same period of last year primarily due to changes in the Company's reinsurance programs as more fully described below. Net written premiums for contract surety business increased 5.6%, or $2.8 million, to $52.8 million. Net written premiums for commercial surety decreased 21.1%, or $6.3 million, to $23.7 million for the three months ended June 30, 2003. Fidelity and other products increased 7.0%, or $0.4 million, to $6.8 million for the three months ended June 30, 2003 as compared to the same period in 2002.

         For the six months ended June 30, 2003, net written premiums increased 7.9% to $162.6 million as compared to the same period in 2002, reflecting the aforementioned gross production changes partially offset by effects of higher reinsurance costs. Ceded written premiums decreased $0.3 million to $26.5 million for the six months ended June 30, 2003. Net written premiums for contract surety business increased 9.5% to $88.9 million. Net written premiums for commercial surety increased 5.9% to $59.3 million for the first six months in 2003. Fidelity and other products increased 6.0% to $14.5 million for the first six months in 2003 as compared to the same period in 2002.

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

         Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts - a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company will pay CCC annual reinsurance premiums of $12.5 million in year one and $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year under certain circumstances. If the treaty is commuted, the Company may be entitled to a return premium payment. Based on the experience under the treaty to June 30, 2003, the Company has established a return premium receivable of $6.6 million in connection with the restatement described in Note 7 to the accompanying financial statements. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expires on December 31, 2003.

         As of June 30, 2003 and December 31, 2002, CNA Surety had an insurance receivable balance from CCC and CIC of $72.2 million and $51.7 million, respectively. CNA Surety had reinsurance payables to CCC and CIC of $5.9 million and $21.3 million as of June 30, 2003 and December 31, 2002, respectively, primarily related to reinsured losses.

         Net Loss Ratio

         The net loss ratios for the three months ended June 30, 2003 and 2002 were 26.3% and 25.9%, respectively. The loss ratios included $0.3 million and $0.9 million of net unfavorable loss reserve development related to prior years for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the net loss ratios were 26.2% and 25.4%, respectively. The loss ratios included $0.3 million and $0.9 million of net unfavorable reserve development related to prior years for the six months ended June 30, 2003 and 2002, respectively. The increase in the adjusted loss ratio in 2003 resulted from the Company's increased expected baseline accident year net loss ratio of branch contract and commercial business due to recent adverse loss trends together with uncertainties with respect to the economy and credit markets. The Company is using an initial 2003 accident year net loss ratio of 36.0% for the medium to large commercial and contract branch business compared to 30.0% in the first six months of 2002. This business represents about 52% of the Company's 2003 gross premiums.

         On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of June 30, 2003, the Company has billed a total of $37.1 million to its reinsurers. A number of those reinsurers have requested a variety of documents and reserved their rights before making a decision concerning coverage of the settlement under the reinsurance treaties. The Company has provided all requested information. Three reinsurers responsible for payment of 34% of the treaty proceeds have paid their portions of the claim. Two other reinsurers have sent the Company letters expressing reservations about the claim. One reinsurer has denied coverage. Pursuant to the treaty, the Company has sent a notice demanding arbitration to all the reinsurers that have not paid. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of June 30, 2003.

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

         Expense Ratio

The expense ratio increased to 62.4% for the three months ended June 30, 2003 compared to 60.2% for the same period in 2002. For the six months ended June 30, 2003, the expense ratio increased to 62.3% from 60.9% for the same period in 2002. The increase in the expense ratio for the three and six months ended June 30, 2003 primarily reflects the impact of higher reinsurance costs on net earned premiums. Net earned premiums increased 1.5% and operating expenses increased 5.2% for the three months ended June

30, 2003. For the six months ended June 30, 2003, net earned premiums increased 3.6% and operating expenses increased at a higher rate of 5.8%.

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

                                   Number of Accounts        Total Exposure (dollars in billions)
                                          As of                             As of
                                 -----------------------     -------------------------------------
                                 June 30,   December 31,      June 30,    December 31,       %
Commercial Account Exposure        2003        2002             2003          2002       Reduction
----------------------------     --------   ------------     ---------    ------------   ---------
$100 million and larger              8          14           $     1.4      $    2.7       46.6%
$50 to $100 million                 13          19                 0.9           1.2       32.0
$25 to $50 million                  18          16                 0.6           0.6          -
$10 to $25 million                  70          75                 1.1           1.2       11.6
                                   ---         ---           ---------       -------
Total                              109         124           $     4.0      $    5.7       30.1%
                                   ===         ===           =========      ========

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

         The following summarizes net realized investment gains (losses) activity:

                                                     Three Months Ended              Six Months Ended
                                                           June 30,                      June 30,
                                                 -------------------------      --------------------------
                                                    2003           2002            2003            2002
                                                 ----------     ----------      ----------      ----------
Gross realized investment gains............      $    1,105     $    2,028      $    2,366      $    2,371
Gross realized investment losses...........              (7)          (427)           (538)         (1,048)
                                                 ----------     ----------      ----------      ----------
Net realized investment gains..............      $    1,098     $    1,601      $    1,828      $    1,323
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

         Analysis of Other Operations

         Interest expense for the three months ended June 30, 2003 increased 2.3% as compared to the second quarter in 2002. Average debt outstanding was $60.8 million for the second quarter of 2003 compared to $76.2 million in the 2002. The weighted average interest rate for the three months ended June 30, 2003 was 2.4% compared to 2.1% for the same period in 2002. Interest expense decreased 10.5% for the first six months of 2003 as compared to the same period in 2002. Average debt outstanding was $60.8 million for the first six months in 2003 compared to $76.2 million in the first six months of 2002. The weighted average interest rate for the six months ended June 30, 2003 was 2.4% compared to 2.2% for the same period in 2002.

         Income Taxes

         Income tax expense was $4.3 million and $5.9 million and the effective income tax rates were 26.8% and 31.4% for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, income tax expense was $8.7 million and $10.8 million and the effective income tax rates were 27.7% and 31.4%, respectively. The decrease in the estimated effective tax rate in 2003 primarily relates to anticipated increases in tax exempt investment income as a proportion of taxable income.

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

         Western Surety and SBCA each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. The underwriting limitations of Western Surety, SBCA and USA, based on each insurer's statutory surplus, were $20.7 million, $0.5 million and $1.3 million, respectively, for the twelve month period ended June 30, 2003. Effective July 1, 2003 through June 30, 2004, the underwriting limitations of Western Surety and SBCA are $21.9 million and $0.5 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety

Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms. Effective July 1, 2003 through June 30, 2004, the underwriting limitations of CCC and its affiliates total $569.6 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

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

                     CNA SURETY CORPORATION AND SUBSIDIARIES

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

                          CNA SURETY CORPORATION

                          (Registrant)

                          /s/ John F. Welch
                          --------------------------------------------------
                          John F. Welch
                          President and Chief Executive Officer

                          /s/ John F. Corcoran
                          --------------------------------------------------
                          John F. Corcoran
                          Senior Vice President and Chief Financial Officer

Date:  March 12, 2004