Form 10-Q/A
period 2003-09-30
CNA SURETY CORP
filed 2004-03-15
CIK 1044566

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the CNA Surety Corporation ("CNA Surety" or the "Company") Form 10-Q for the period ended September 30, 2003 as filed by the Company on November 13, 2003 and is being filed to amend and restate Item 1 (Financial Statements), Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 4 (Controls and Procedures) and Item 6 (Exhibits and Reports on Form 8-K). Subsequent to the filing of CNA Surety's Report on Form 10-Q for the fiscal quarter ended September 30, 2003, the Company revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company ("CCC"), which has been in place since October 1, 2002. Under the contract CNA Surety pays a quarterly premium of $3.125 million, of which 70% is added to an experience account that is reduced by any losses ceded to the treaty. To the extent CNA Surety commutes the treaty, it is entitled to receive payment from CCC of its experience account balance. Under Emerging Issues Task Force ("EITF") Issue 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), a receivable for return premium based on experience under the contract should be established at September 30, 2003. CNA Surety had not previously established such a receivable, and has restated its 2003 condensed consolidated financial statements to comply with EITF 93-6.

This report on Form 10-Q/A does not reflect the effect of any events subsequent to the filing of the original Form 10-Q, except the aforementioned restatement.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page
                                                                                                     ----
Part I.  Financial Information:

         Item 1.  Condensed Consolidated Financial Statements:

                  Independent Accountants' Report ..............................................       4

                  Condensed Consolidated Balance Sheets at September 30, 2003 (As restated) and
                  at December 31, 2002 (Unaudited)..............................................       5

                  Condensed Consolidated Statements of Income for the Three and Nine Months
                  Ended September 30, 2003 (As restated) and 2002 (Unaudited)...................       6

                  Condensed Consolidated Statements of Stockholders' Equity for the
                  Nine Months Ended September 30, 2003 (As restated) and 2002 (Unaudited).......       7

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2003 (As restated) and 2002 (Unaudited).........................       8

                  Notes to Condensed Consolidated Financial Statements
                  at September 30, 2003 (As restated) (Unaudited) ..............................       9

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................................      23

         Item 4.  Controls and Procedures.......................................................      43

Part II. Other Information:

         Item 6.  Exhibits and Reports on Form 8-K .............................................      44

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2003, March 12, 2004, as to Note 17, we expressed an unqualified opinion on those consolidated financial statements (which report included explanatory paragraphs relating to the change in accounting for goodwill and indefinite-lived intangible assets in 2002 and the restatement described in Note
17). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 7 to the condensed consolidated financial statements, the accompanying 2003 condensed consolidated financial statements have been restated.

Deloitte & Touche LLP
Chicago, Illinois
November 3, 2003
(March 12, 2004 as to the effects of the restatement described in Note 7.)

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   September 30,      December 31,
                                                                                       2003              2002
                                                                                  ---------------   ---------------
ASSETS                                                                            As restated (a)   As restated (a)
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $521,400 and $539,364)   $   557,339      $   570,538
  Equity securities, at fair value (cost: $914 and $852) .......................           910              761
  Short-term investments, at cost (approximates fair value) ....................        60,755           50,669
  Other investments, at fair value .............................................         1,117            1,257
  Cash .........................................................................        10,329           14,979
                                                                                   -----------      -----------
      Total invested assets and cash ...........................................       630,450          638,204
Deferred policy acquisition costs ..............................................       105,943           96,386
Insurance receivables:
  Premiums, including $14,583 and $34,097 from affiliates (net of allowance for
      doubtful accounts: $1,575 and $1,365) ....................................        32,363           45,423
  Reinsurance, including $53,890 and $17,589 from affiliates ...................       161,948          129,964
Intangible assets  (net of accumulated amortization:  $25,523 and $25,523) .....       138,785          143,785
Current income taxes receivable ................................................        25,035               --
Property and equipment, at cost (less accumulated
  depreciation: $18,052 and $16,047) ...........................................        16,421           17,260
Prepaid reinsurance premiums ...................................................         7,606           13,337
Receivable for securities sold .................................................         7,121                3
Other assets ...................................................................         9,270            9,018
                                                                                   -----------      -----------
      Total assets .............................................................   $ 1,134,942      $ 1,093,380
                                                                                   ===========      ===========

LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses ...................................   $   384,906      $   303,433
  Unearned premiums ............................................................       229,468          216,213
                                                                                   -----------      -----------
      Total reserves ...........................................................       614,374          519,646
Debt ...........................................................................        50,418           60,816
Deferred income taxes, net .....................................................        30,568           30,727
Current income taxes payable ...................................................            --            5,889
Reinsurance and other payables to affiliates ...................................         4,035           23,003
Other liabilities ..............................................................        36,016           32,738
                                                                                   -----------      -----------
      Total liabilities ........................................................   $   735,411      $   672,819
                                                                                   -----------      -----------

Commitments and contingencies (See Note 6)

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,398 shares issued and 42,977 shares outstanding at September 30, 2003 and 44,386 shares
  issued and 42,947 shares outstanding at December 31, 2002 ....................   $       444      $       444
Additional paid-in capital .....................................................       255,795          255,765
Retained earnings ..............................................................       135,190          159,937
Accumulated other comprehensive income .........................................        23,358           19,861
Treasury stock, at cost ........................................................       (15,256)         (15,446)
                                                                                   -----------      -----------
      Total stockholders' equity ...............................................       399,531          420,561
                                                                                   -----------      -----------
      Total liabilities and stockholders' equity ...............................   $ 1,134,942      $ 1,093,380
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

(a)   See Note 7.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                  ----------------------------   ----------------------------
                                                                       2003            2002          2003             2002
                                                                  ---------------   ----------   ---------------   ----------
                                                                  As restated (a)                As restated (a)
Revenues:
  Net earned premium..........................................      $   77,732      $   79,196     $  225,784      $  222,159
  Net investment income.......................................           6,429           7,031         19,780          21,258
  Net realized investment gains (losses)......................               1            (698)         1,829             625
                                                                    ----------      ----------     ----------      ----------
     Total revenues...........................................          84,162          85,529        247,393         244,042
                                                                    ----------      ----------     ----------      ----------

Expenses:
  Net losses and loss adjustment expenses.....................         112,492          35,380        151,333          71,633
  Net commissions, brokerage and other underwriting expenses            48,805          46,027        141,041         133,173
  Interest expense............................................             372             407          1,180           1,310
                                                                    ----------      ----------     ----------      ----------
     Total expenses...........................................         161,669          81,814        293,554         206,116
                                                                    ----------      ----------     ----------      ----------

Income (loss) before income taxes.............................         (77,507)          3,715        (46,161)         37,926
Income tax expense (benefit)..................................         (30,088)          1,098        (21,414)         11,850
                                                                    ----------      ----------     ----------      ----------
Net income (loss).............................................      $  (47,419)     $    2,617     $  (24,747)     $   26,076
                                                                    ==========      ==========     ==========      ==========

Earnings per share............................................      $   (1.10)      $     0.06     $   (0.58)      $     0.61
                                                                    ==========      ==========     ==========      ==========

Earnings per share, assuming dilution.........................      $   (1.10)      $     0.06     $   (0.58)      $     0.61
                                                                    ==========      ==========     ==========      ==========

Weighted average shares outstanding...........................          42,971          42,945         42,962          42,896
                                                                    ==========      ==========     ==========      ==========

Weighted average shares outstanding, assuming dilution........          42,994          43,094         42,985          43,048
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

(a)   See Note 7.

                    CNA SURETY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           Common
                                                                           Stock                 Additional
                                                                           Shares      Common     Paid-In       Comprehensive
                                                                        Outstanding    Stock      Capital       Income (Loss)
                                                                        -----------    -----      -------       -------------
Balance, December 31, 2001 .........................................       42,780    $     442    $ 254,133
Comprehensive income:
  Net income .......................................................           --           --           --       $  26,076
Other comprehensive income:
  Change in unrealized gains on securities (after income taxes), net
  of reclassification adjustment of $1,190 .........................           --           --           --          17,148
                                                                                                                  ---------
     Total comprehensive income ....................................                                              $  43,224
                                                                                                                  =========

Issuance of treasury stock to employee stock purchase program ......           10                        15
Stock options exercised and other ..................................          157            2        1,617
Dividends paid to stockholders .....................................           --           --           --
                                                                          -------    ---------    ---------
Balance, September 30, 2002 ........................................       42,947    $     444    $ 255,765
                                                                          =======    =========    =========

Balance, December 31, 2002 (As restated (a)) .......................       42,947    $     444    $ 255,765
Comprehensive income:
  Net income (loss) (As restated (a)) ..............................           --           --           --       $ (24,747)
Other comprehensive income:
  Change in unrealized gains on securities (after income taxes), net
  of reclassification adjustment of $(1,846) .......................           --           --           --           3,497
                                                                                                                  ---------
     Total comprehensive income (loss) (As restated (a)) ...........                                              $ (21,250)
                                                                                                                  =========

Issuance of treasury stock to employee stock purchase program ......           18           --          (71)
Stock options exercised and other ..................................           12           --          101
                                                                          -------    ---------    ---------
Balance, September 30, 2003 (As restated (a)) ......................       42,977    $     444    $ 255,795
                                                                          =======    =========    =========

                                                                                     Accumulated
                                                                                        Other         Treasury         Total
                                                                        Retained    Comprehensive       Stock       Stockholders'
                                                                        Earnings        Income        (at cost)        Equity
                                                                        --------    -------------     ---------     -------------
Balance, December 31, 2001 .........................................    $ 149,128     $     278       $ (15,553)      $ 388,428
Comprehensive income:
  Net income .......................................................       26,076            --              --          26,076
Other comprehensive income:
  Change in unrealized gains on securities (after income taxes), net
  of reclassification adjustment of $1,190 .........................           --        17,148              --          17,148

     Total comprehensive income ....................................


Issuance of treasury stock to employee stock purchase program ......                                        107             122
Stock options exercised and other ..................................           --            --              --           1,619
Dividends paid to stockholders .....................................      (19,309)           --              --         (19,309)
                                                                        ---------     ---------       ---------       ---------
Balance, September 30, 2002 ........................................    $ 155,895     $  17,426       $ (15,446)      $ 414,084
                                                                        =========     =========       =========       =========

Balance, December 31, 2002 (As restated (a)) .......................    $ 159,937     $  19,861       $ (15,446)      $ 420,561
Comprehensive income:
  Net income (loss) (As restated (a)) ..............................      (24,747)           --              --         (24,747)
Other comprehensive income:
  Change in unrealized gains on securities (after income taxes), net
  of reclassification adjustment of $(1,846) .......................           --         3,497              --           3,497

     Total comprehensive income (loss) (As restated (a)) ...........

Issuance of treasury stock to employee stock purchase program ......                                        190             119
Stock options exercised and other ..................................                         --              --             101
                                                                        ---------     ---------       ---------       ---------
Balance, September 30, 2003 (As restated (a)) ......................    $ 135,190      $  23,358      $ (15,256)      $ 399,531
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

(a)   See Note 7.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                   --------------------------------
                                                                                                        2003                 2002
                                                                                                   --------------         ---------
OPERATING ACTIVITIES:                                                                              As restated (a)
  Net income (loss) ........................................................................          $ (24,747)          $  26,076
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
     Depreciation and amortization .........................................................              3,094               2,861
     Accretion of bond discount, net .......................................................              1,429                 647
     Net realized investment gains .........................................................             (1,829)               (625)
  Changes in:
     Insurance receivables .................................................................            (18,924)             10,906
     Reserve for unearned premiums .........................................................             13,255              19,692
     Reserve for unpaid losses and loss adjustment expenses ................................             81,473              22,123
     Deferred policy acquisition costs .....................................................             (9,557)             (7,345)
     Deferred income taxes, net ............................................................             (2,046)              3,027
     Reinsurance and other payables to affiliates ..........................................            (18,968)              1,838
     Prepaid reinsurance premiums ..........................................................              5,731              (4,678)
     Current income taxes payable (receivable) .............................................            (25,919)                299
     Other assets and liabilities ..........................................................               (381)             (1,208)
                                                                                                      ---------           ---------

       Net cash provided by operating activities ...........................................              2,611              73,613
                                                                                                      ---------           ---------

INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases .............................................................................            (59,144)           (137,937)
     Maturities ............................................................................             24,621             105,938
     Sales .................................................................................             53,321              24,305
  Purchases of equity securities ...........................................................               (359)            (22,572)
  Proceeds from the sale of equity securities ..............................................                292               2,649
  Changes in short-term investments ........................................................            (10,079)             (7,187)
  Purchases of property and equipment ......................................................             (2,595)             (2,675)
  Changes in receivables/payables for securities sold/purchased ............................             (3,032)            (11,429)
  Other, net ...............................................................................                (12)             (1,733)
                                                                                                      ---------           ---------

       Net cash provided by (used in) investing activities .................................              3,013             (50,641)
                                                                                                      ---------           ---------

FINANCING ACTIVITIES:
  Principal payments on debt ...............................................................            (10,398)            (75,379)
  Proceeds from long-term debt .............................................................                 --              65,000
  Dividends to stockholders ................................................................                 --             (12,868)
  Employee stock option exercises ..........................................................                  5               1,412
  Issuance of treasury stock to employee stock purchase plan ...............................                119                 122
                                                                                                      ---------           ---------

       Net cash used in financing activities ...............................................            (10,274)            (21,713)
                                                                                                      ---------           ---------

Increase (decrease)  in cash ...............................................................             (4,650)              1,259
Cash at beginning of period ................................................................             14,979              13,159
                                                                                                      ---------           ---------
Cash at end of period ......................................................................          $  10,329           $  14,418
                                                                                                      =========           =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest ..............................................................................          $     942           $   1,726
     Income taxes ..........................................................................          $   6,250           $   8,000

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

Earnings (Loss) Per Share

      Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect of common stock equivalents which is computed using the treasury stock method.

      The computation of earnings (loss) per share is as follows (amounts in thousands, except for per share data):

                                                                                Three months ended              Nine months ended
                                                                                   September 30,                   September 30,
                                                                             ------------------------       ------------------------
                                                                               2003            2002           2003            2002
                                                                             --------        --------       --------        --------
Net income (loss) ....................................................       $(47,419)       $  2,617       $(24,747)       $ 26,707
                                                                             ========        ========       ========        ========
Shares:
Weighted average shares outstanding ..................................         42,967          42,914         42,947          42,780
    Weighted average shares of options exercised .....................              4              31             15             116
                                                                             --------        --------       --------        --------
Total weighted average shares outstanding ............................         42,971          42,945         42,962          42,896
    Effect of dilutive options .......................................             23             149             23             152
                                                                             --------        --------       --------        --------
Total weighted average shares outstanding, assuming dilution .........         42,994          43,094         42,985          43,048
                                                                             ========        ========       ========        ========

Earnings (loss) per share ............................................       $  (1.10)       $   0.06       $  (0.58)       $   0.61
                                                                             ========        ========       ========        ========

Earnings (loss) per share, assuming dilution .........................       $  (1.10)       $   0.06       $  (0.58)       $   0.61
                                                                             ========        ========       ========        ========

      No adjustments were made to reported net income (loss) in the computation of earnings per share.

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

      In November of 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB statements Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34)" ("FIN No. 45"). FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5") relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 provided for additional disclosure requirements related to guarantees, effective for financial periods ended after December 15, 2002. Additionally, FIN No. 45 outlined provisions for initial recognition and measurement of the liability incurred in providing a guarantee. These provisions are applied to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN No. 45 and the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company's financial position or results of operations.

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

      FIN No. 46 defines a VIE as one in which a) the equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties which is provided through other interests that will absorb some or all of the expected losses of the entity or b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest i) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights or ii) the obligation to absorb the expected losses of the entity, if they occur or receive residual returns of the entity, if they occur or iii) the right to receive the expected residual returns of the entity if they occur. The primary beneficiary of a VIE is required to consolidate the results of operations of the VIE. Financial statements issued are required to disclose the nature, purpose, activities and size of the VIE and maximum exposure to loss as a result of its involvement with the VIE. The Company has adopted FIN No. 46 effective January 1, 2003. The Company is neither a primary beneficiary of a VIE nor does it have a significant involvement with a VIE.

      In December 2002, the FASB issued SFAS No. 148 entitled "Accounting for Stock-Based

Compensation, Transition and Disclosure" ("SFAS No.148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard beginning with the 2002 annual financial statements. The Company has not adopted fair value accounting in 2003. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its plans as allowed for under the provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. Had compensation cost for these plans been determined on the fair value at the grant date for options granted, the Company's pro forma net loss for the nine months ended September 30, 2003 would have been $24.9 million and the Company's pro forma net income for the same period in 2002 would have been $26.1 million, respectively. Diluted net loss per share would have been $0.58 for the nine months ended September 30, 2003 and diluted net income per share would have been $0.61 for the nine months ended September 30, 2002.

      The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation under the Company's stock-based compensation plan.

                                                                            Three months ended            Nine months ended
                                                                              September 30,                 September 30,
                                                                         ------------------------     ------------------------
      (in thousands, except per share data)                                 2003          2002          2003           2002
                                                                         ---------      ---------     ---------      ---------
      Net income (loss)                                                  $ (47,419)     $   2,617     $ (24,747)     $  26,076

      Adjustment: Total stock based compensation cost
      determined under the fair value method, net of tax                        59             --          (118)           (12)
                                                                         ---------      ---------     ---------      ---------
      Pro forma net income (loss)                                        $  47,360      $   2,617     $ (24,865)     $  26,064
                                                                         =========      =========     =========      =========

      Basic and diluted earnings (loss) per share, as reported           $   (1.10)     $    0.06     $   (0.58)     $    0.61
                                                                         =========      =========     =========      =========
      Basic and diluted earnings (loss) per share, pro forma             $   (1.10)     $    0.06     $    0.58      $    0.61
                                                                         =========      =========     =========      =========

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

      SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For all financial instruments entered into prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003, which for CNA Surety began July 1, 2003. The Company does not have any financial instruments outstanding to which provisions of SFAS 150 apply, therefore the adoption of SFAS 150 did not have any impact on the Company's financial position or results of operations.

2. INVESTMENTS

      The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at September 30, 2003 and December 31, 2002, by investment category, were as follows (dollars in thousands):

                                                                                     Gross            Gross
                                                               Amortized Cost      Unrealized       Unrealized      Estimated Fair
September 30, 2003                                                 or Cost            Gains           Losses            Value
                                                               --------------      ----------       ----------      --------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury .......................................         $ 16,847         $    792         $     --          $ 17,639
     U.S. Agencies .......................................            6,553              218              (54)            6,717
     Collateralized mortgage obligations .................               82                2               --                84
     Mortgage pass-through securities ....................            9,261              448               --             9,709
Obligations of states and political subdivisions .........          378,644           24,799             (204)          403,239
Corporate bonds ..........................................           70,173            7,267              (51)           77,389
Non-agency collateralized mortgage obligations ...........            8,490              548              (27)            9,011
Other asset-backed securities:
  Second mortgages/home equity loans .....................            7,480              507               --             7,987
  Credit card receivables ................................            5,000               72               --             5,072
  Other ..................................................            5,416              300               --             5,716
Redeemable preferred stock ...............................           13,454            1,322               --            14,776
                                                                   --------         --------         --------          --------
     Total fixed income securities .......................          521,400           36,275             (336)          557,339

Equity securities ........................................              914               --               (4)              910
                                                                   --------         --------         --------          --------
     Total ...............................................         $522,314         $ 36,275         $   (340)         $558,249
                                                                   ========         ========         ========          ========

                                                                                      Gross           Gross
                                                               Amortized Cost      Unrealized       Unrealized      Estimated Fair
December 31, 2002                                                  or Cost            Gains           Losses             Value
                                                               --------------      ----------       ----------      --------------
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury .......................................         $ 16,140         $    960         $     --          $ 17,100
     U.S. Agencies .......................................           29,396              537               (3)           29,930
     Collateralized mortgage obligations .................              156                7               --               163
     Mortgage pass-through securities ....................           20,981            1,066               --            22,047
Obligations of states and political subdivisions .........          347,918           20,099              (83)          367,934
Corporate bonds ..........................................           76,181            6,154             (190)           82,145
Non-agency collateralized mortgage obligations ...........           10,497              477              (58)           10,916
Other asset-backed securities:
  Second mortgages/home equity loans .....................           11,842              614               --            12,456
  Credit card receivables ................................            5,000               87               --             5,087
  Other ..................................................            7,838              653               --             8,491
Redeemable preferred stock ...............................           13,415              854               --            14,269
                                                                   --------         --------         --------          --------
     Total fixed income securities .......................          539,364           31,508             (334)          570,538

Equity securities ........................................              852               --              (91)              761
                                                                   --------         --------         --------          --------
     Total ...............................................         $540,216         $ 31,508         $   (425)         $571,299
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

3. REINSURANCE

      The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                                                                   Three Months Ended September 30,
                                                                    --------------------------------------------------------------
                                                                               2003                                2002
                                                                    --------------------------         ---------------------------
                                                                     Written           Earned           Written           Earned
                                                                    ---------        ---------         ---------        ----------
Direct ......................................................       $  52,623        $  44,192         $  38,024        $   35,891
Assumed .....................................................          41,599           48,980            59,005            52,862
Ceded .......................................................         (12,084)         (15,440)          (10,643)           (9,557)
                                                                    ---------        ---------         ---------        ----------
                                                                    $  82,138        $  77,732         $  86,386        $   79,196
                                                                    =========        =========         =========        ==========

                                                                                   Nine Months Ended September 30,
                                                                    -----------------------------------------------------------
                                                                               2003                               2002
                                                                    --------------------------         ------------------------
                                                                     Written           Earned           Written        Earned
                                                                    ---------        ---------         ---------     ----------
Direct ......................................................       $ 141,388        $ 119,707         $ 111,317     $  100,578
Assumed .....................................................         141,951          150,385           163,278        154,365
Ceded .......................................................         (38,570)         (44,308)          (37,421)       (32,784)
                                                                    ---------        ---------         ---------     ----------
                                                                    $ 244,769        $ 225,784         $ 237,174     $  222,159
                                                                    =========        =========         =========     ==========

      The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                                   Three Months Ended September 30,
                                                                    -----------------------------------------------------------
                                                                               2003                              2002
                                                                    --------------------------         ------------------------
                                                                         $               Ratio              $             Ratio
                                                                    ---------            -----         ---------          -----
Gross losses and loss adjustment expenses ...................       $ 141,577            152.0%        $  45,733           51.5%
Ceded amounts ...............................................         (29,085)           188.4%          (10,353)         108.3%
                                                                    ---------                          ---------
Net losses and loss adjustment expenses .....................       $ 112,492            144.7%        $  35,380           44.7%
                                                                    =========                          =========

                                                                                   Nine Months Ended September 30,
                                                                    -----------------------------------------------------------
                                                                               2003                              2002
                                                                    --------------------------         ------------------------
                                                                         $               Ratio              $             Ratio
                                                                    ---------            -----         ---------          -----
Gross losses and loss adjustment expenses ...................       $ 213,496             79.0%        $  86,889           34.1%
Ceded amounts ...............................................         (62,163)           140.3%          (15,256)          46.5%
                                                                    ---------                          ---------
Net losses and loss adjustment expenses .....................       $ 151,333             67.0%        $  71,633           32.2%
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

      In March of 2003, CNAF also purchased the contractor's outstanding bank debt for $16.4 million. The contractor retired the bank debt by paying CNAF $16.4 million, with $11.4 million of the payoff amount being funded under the new Credit Facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF was also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that were due to expire between May and August of 2003. One of these letters of credit in the amount of $3.4 million was extended, but on September 30,2003 was due to expire on November 1, 2003. Any amounts paid by CNAF to the banks as reimbursements for draws upon the banks' letters of credit would become obligations of the contractor to CNAF as draws upon the Credit Facility.

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

    Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts - a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company paid annual reinsurance premiums of $12.5 million in year one to CCC. Effective October 1, 2003, the $40 million excess of $60 million contract was amended to extend the year one quarterly premium rate of $3.125 million and commutation provision for an additional quarter ending December 31, 2003. The Company is seeking to obtain replacement coverage with third party reinsurers effective January 1, 2004. The Company will pay CCC a total of $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year and at the beginning of each calendar year under certain circumstances. If the treaty is commuted, the Company may be entitled to a return premium payment. Based on the experience under the treaty to September 30, 2003, the Company has established a return premium receivable of $8.8 million in connection with the restatement described in Note 7. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expires on December 31, 2003.

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

      As of September 30, 2003 and December 31, 2002, CNA Surety had insurance receivable balances from CCC and CIC of $68.5 million and $51.7 million, respectively. CNA Surety had reinsurance payables to CCC and CIC of $1.3 million and $21.3 million as of September 30, 2003 and December 31, 2002, respectively, primarily related to reinsured losses.

4.    RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                                 Three Months Ended            Nine Months Ended
                                                                                    September 30,                 September 30,
                                                                               -----------------------       -----------------------
                                                                                  2003          2002           2003           2002
                                                                               --------       --------       --------       --------
Reserves at beginning of period:
Gross ..................................................................        277,210       $308,746       $303,433       $315,811
Ceded reinsurance ......................................................        116,456        148,673        137,301        166,318
                                                                               --------       --------       --------       --------
  Net reserves at beginning of period ..................................       $160,754        160,073        166,132        149,493
                                                                               ========       --------       --------       --------

Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period .......................         73,531         31,222        112,032         66,566
  Increase in provision for insured events of prior periods ............         38,961          4,158         39,301          5,067
                                                                               --------       --------       --------       --------
     Total net incurred ................................................        112,492         35,380        151,333         71,633
                                                                               --------       --------       --------       --------

Net payments attributable to:
  Current period events ................................................         19,753          2,267         19,020          5,340
  Prior period events ..................................................          7,039         18,027         51,991         40,627
                                                                               --------       --------       --------       --------
     Total net payments ................................................         26,792         20,294         71,011         45,967
                                                                               --------       --------       --------       --------

Net reserves at end of period ..........................................        246,454        175,159        246,454        175,159
Ceded reinsurance at end of period .....................................        138,452        162,775        138,452        162,775
                                                                               --------       --------       --------       --------
     Gross reserves at end of period ...................................       $384,906       $337,934       $384,906       $337,934
                                                                               ========       ========       ========       ========

      The Company recorded net unfavorable loss reserve development which resulted in increases in the estimated liability of $39.3 million for the nine months ended September 30, 2003. This increase primarily relates to accident years 2002 and 2001 and changes in estimates of potential additional losses resulting from material adverse claim activity in the third quarter of 2003.

      In addition to the net unfavorable loss reserve development in the third quarter of 2003, the higher net loss ratio in 2003 primarily relates to net reserve additions in the quarter of approximately $49.0 million for the current accident year due to material adverse loss severity in the third quarter of 2003 on the Company's branch commercial and contract business.

      On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of September 30, 2003, the Company has billed a total of $37.1 million to its reinsurers. Four reinsurers responsible for payment of 46% of the treaty proceeds have paid or have agreed to pay their portions of the claim. Two other reinsurers have sent the Company letters expressing reservations about the claim. One reinsurer has denied coverage. Pursuant to the treaty, the Company has sent a notice demanding arbitration to all the reinsurers that have not paid. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of September 30, 2003.

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

7.    RESTATEMENT

      Subsequent to the filing of CNA Surety's Report on Form 10-Q for the fiscal quarter ended September 30, 2003, the Company revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company, which has been in place since October 1, 2002. Under the contract CNA Surety pays a quarterly premium of $3.125 million, of which 70% is added to an experience account that is reduced by any losses ceded to the treaty. On dates specified under the contract, CNA Surety can commute the treaty and receive payment of the experience account balance. Under Emerging Issues Task Force ("EITF") Issue 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), a receivable for return premium based on experience under the contract should be established at September 30, 2003. CNA Surety had not previously established such a receivable, and has restated its condensed consolidated financial statements to comply with EITF 93-6. A summary of the significant effects of the restatement is as follows:

                                                         AS PREVIOUSLY             AS             AS PREVIOUSLY         AS
FOR THE PERIODS ENDED: (IN THOUSANDS)                       REPORTED            RESTATED             REPORTED        RESTATED
                                                          SEPTEMBER 30,       SEPTEMBER 30,        DECEMBER 31,     DECEMBER 31,
                                                             2003                 2003                 2002            2002
                                                         --------------       -------------       -------------     ------------
Consolidated balance sheet:
  Insurance receivables: Reinsurance                       $ 153,196            $ 161,948            $ 127,776       $ 129,964
  Current income taxes receivable                             28,099               25,035                5,123           5,889
  Retained earnings                                          129,502              135,190              158,515         159,937

                                                          AS PREVIOUSLY             AS             AS PREVIOUSLY          AS
                                                            REPORTED             RESTATED            REPORTED          RESTATED
                                                              2003                 2003                2003              2003
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30          -------------         --------          --------------      ----------
(in thousands, except per share data)                     Three months ended September 30         Nine months ended September 30
                                                          -------------------------------         ------------------------------
Consolidated statement of income:
  Net earned premium                                       $  75,544            $  77,732            $ 219,220        $ 225,784
  Total revenue                                               81,974               84,162              240,829          247,393
  Loss before income taxes                                   (79,695)             (77,507)             (52,725)         (46,161)
  Income tax benefit                                         (30,854)             (30,088)             (23,712)         (21,414)
  Net loss                                                   (48,841)             (47,419)             (29,013)         (24,747)

Basic and diluted loss per share                              ($1.14)              ($1.10)              ($0.68)          ($0.58)

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

RESTATEMENT

      Subsequent to the filing of CNA Surety's Report on Form 10-Q for the fiscal quarter ended September 30, 2003, the Company revised its accounting for ceded premiums under a multiple year excess of loss reinsurance treaty with its affiliate, Continental Casualty Company, which has been in place since October 1, 2002 (this treaty is discussed in greater detail in Note 3 (Reinsurance)). Under the contract CNA Surety pays a quarterly premium of $3.125 million, of which 70% is added to an experience account that is reduced by any losses ceded to the treaty. On dates specified under the contract, CNA Surety can commute the treaty and receive payment of the experience account balance. Under Emerging Issues Task Force ("EITF") Issue 93-6 "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), a receivable for return premium based on experience under the contract should be established at September 30, 2003. CNA Surety had not previously established such a receivable, and has restated its condensed consolidated financial statements to comply with EITF 93-6. See Note 7 to the Condensed Consolidated Financial Statements. This Management's Discussion and Analysis reflects the effects of the restatement.

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

      CNA Surety's Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $384.9 million and reinsurance receivables related to losses of $138.5 million at September 30, 2003. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will differ from the currently recorded amounts. An incremental percentage change in estimates of this magnitude could result in a material effect on reported earnings. For example, a 10% increase in the September 30, 2003 net estimate for unpaid losses and loss adjustment expenses would produce approximately a $24.6 million charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

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

FINANCIAL STRENGTH RATINGS

      A.M. BEST COMPANY, INC. ("A.M. BEST")

      Western Surety is currently rated A (Excellent) with a negative rating outlook, by A.M. Best. An A (Excellent) rating is assigned to those companies which A.M. Best believes have an excellent ability to meet their ongoing obligations to policyholders. A (Excellent) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. The rating outlook indicates the potential direction of a company's rating for an intermediate period, generally defined as the next 12 to 36 months. Through intercompany reinsurance and related agreements, CNA Surety's customers have access to CCC's broader underwriting capacity. CCC is currently rated A (Excellent) by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest.

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

CNA SURETY RESULTS FOR THREE- AND NINE- MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

      Analysis of Net Income (Loss)

      The Company had a net loss of $47.4 million for the three months ended September 30, 2003, as compared to net income of $2.6 million for the comparable period in the prior year. The principal drivers of the difference in net income from period to period were an increase in the Company's net losses, commissions and related expenses, partially offset by increased net earned premiums for the three months ended September 30, 2003, compared to the three months ended September 30, 2002.

      Net loss for the nine months ended September 30, 2003 was $24.7 million, compared to net income of $26.1 million for the comparable period last year. As with the three month period ended September 30, 2003, the principal drivers of the decrease in net income for the nine month periods were an increase in net losses, commissions and related expenses, partially offset by increased net earned premiums.

      Analysis of the components of net income are discussed in the following sections.

      Results of Insurance Operations

      Underwriting components for the Company for the three and nine months ended September 30, 2003 and 2002 are summarized in the following table (dollars in thousands):

                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30,                      September 30,
                                                              ---------------------------         ---------------------------
                                                                 2003              2002              2003              2002
                                                              ---------         ---------         ---------         ---------
      Gross written premiums ..........................       $  94,222         $  97,029         $ 283,339         $ 274,595
                                                              =========         =========         =========         =========

      Net written premiums ............................       $  82,138         $  86,386         $ 244,769         $ 237,174
                                                              =========         =========         =========         =========

      Net earned premiums .............................       $  77,732         $  79,196         $ 225,784         $ 222,159
                                                              =========         =========         =========         =========

      Net losses and loss adjustment expenses .........       $ 112,492         $  35,380         $ 151,333         $  71,633
                                                              =========         =========         =========         =========
      Net commissions, brokerage and other
          underwriting expenses .......................       $  48,805         $  46,027         $ 141,041         $ 133,173
                                                              =========         =========         =========         =========

      Loss ratio ......................................           144.7%             44.7%             67.0%             32.2%
      Expense ratio ...................................            62.8              58.1              62.5              60.0
                                                              ---------         ---------         ---------         ---------
      Combined ratio ..................................           207.5%            102.8%            129.5%             92.2%
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

      Gross written premiums are shown in the table below (dollars in thousands):

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,            September 30,
                                                       ----------------------    ---------------------
                                                         2003          2002        2003         2002
                                                       --------      --------    --------     --------
      Contract ...........................             $ 56,863      $ 55,503    $157,651     $148,773
      Commercial .........................               29,970        34,630     103,145      104,615
      Fidelity and other .................                7,389         6,896      22,543       21,207
                                                       --------      --------    --------     --------
                                                       $ 94,222      $ 97,029    $283,339     $274,595
                                                       ========      ========    ========     ========

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

      Net written premiums are shown in the table below (dollars in thousands):

                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                -------------------------      --------------------------
                                                                   2003           2002            2003            2002
                                                                ----------     ----------      ----------      ----------
      Contract......................................            $   51,492     $   50,527      $  140,376      $  131,709
      Commercial....................................                23,602         29,289          82,873          85,232
      Fidelity and other............................                 7,044          6,570          21,520          20,233
                                                                ----------     ----------      ----------      ----------
                                                                $   82,138     $   86,386      $  244,769      $  237,174
                                                                ==========     ==========      ==========      ==========

      For the three months ended September 30, 2003, net written premiums decreased 4.9%, or $4.2 million, to $82.1 million as compared to the same period in 2002, reflecting higher reinsurance costs partially offset by the aforementioned gross production changes. Ceded written premiums increased $1.4 million to $12.1 million for the third quarter of 2003 compared to the same period of last year primarily due to changes in the Company's reinsurance programs as more fully described below. Net written premiums for contract surety business increased 1.9%, or $1.0 million, to $51.5 million. Net written premiums for commercial surety decreased 19.4%, or $5.7 million, to $23.6 million for the three months ended September 30, 2003. Fidelity and other products increased 7.2%, or $0.5 million, to $7.0 million for the three months ended September 30, 2003 as compared to the same period in 2002.

      For the nine months ended September 30, 2003, net written premiums increased 3.2% to $244.8 million as compared to the same period in 2002, reflecting the aforementioned gross production changes partially offset by effects of higher reinsurance costs. Ceded written premiums increased $1.1 million to $38.6 million for the nine months ended September 30, 2003. Net written premiums for contract surety business increased 6.6% to $140.4 million. Net written premiums for commercial surety decreased 2.8% to $82.9 million for the first nine months in 2003. Fidelity and other products increased 6.4% to $21.5 million for the first nine months in 2003 as compared to the same period in 2002.

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

      In March of 2003, CNAF also purchased the contractor's outstanding bank debt for $16.4 million. The contractor retired the bank debt by paying CNAF $16.4 million, with $11.4 million of the payoff amount being funded under the new Credit Facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF was also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that were due to expire between May and August of 2003. One of these letters of credit in the amount of $3.4 million was extended, but on September 30,2003 was due to expire on November 1, 2003. Any amounts paid by CNAF to the banks as reimbursements for draws upon the banks' letters of credit would become obligations of the contractor to CNAF as draws upon the Credit Facility.

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

      Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts - a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support to large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company paid annual reinsurance premiums of $12.5 million in year one to CCC .. Effective October 1, 2003, the $40 million excess of $60 million contract was amended to extend the year one quarterly premium rate of $3.125 million and commutation provision for an additional quarter ending December 31, 2003. The Company is seeking to obtain replacement coverage with third party reinsurers effective January 1, 2004. The Company will pay CCC a total of $17.5 million in years two and three, payable quarterly. The Company may commute the contract at the end of each contract year and at the beginning of each calendar year under certain circumstances. If the treaty is commuted, the Company may be entitled to a return premium payment. Based on the experience of the treaty to September 30, 2003, the Company has established a return premium receivable of $8.8 million in connection with the restatement described in Note 7 to the accompanying financial statements. The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expires on December 31, 2003.

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

      As of September 30, 2003 and December 31, 2002, CNA Surety had insurance receivable balances from CCC and CIC of $68.5 million and $51.7 million, respectively. CNA Surety had reinsurance payables to CCC and CIC of $1.3 million and $21.3 million as of September 30, 2003 and December 31, 2002, respectively, primarily related to reinsured losses.

      Net Loss Ratio

      The net loss ratios for the three months ended September 30, 2003 and 2002 were 144.7% and 44.7%, respectively. The loss ratios included $39.0 million and $4.2 million of net unfavorable loss reserve development related to prior years for the three months ended September 30, 2003 and 2002, respectively. The net adverse development on prior accident years of $39.0 million primarily relates to accident years 2001 and 2002 and changes in estimates of potential additional large losses resulting from the material adverse claim activity in the third quarter of 2003. This change in estimated net losses reflects the recent receipt of a $5 million payment demand with respect to a $45 million insurance program bond. The Company estimates its maximum additional net exposure with respect to this account at $17 million. Net adverse development also includes approximately $8 million of claims pertaining to self-insured workers' compensation bonds issued in the 1980's on behalf of companies now in bankruptcy. For the nine months ended September 30, 2003 and 2002, the net loss ratios were 67.0% and 32.2%, respectively. The loss ratios included $39.3 million and $5.1 million of net unfavorable reserve development related to prior years for the nine months ended September 30, 2003 and 2002, respectively.

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

      On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. Although the Company believed it had valid defenses to the litigation, based on the uncertainty and risk of an adverse jury verdict, pursuant to the settlement agreement, the Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of September 30, 2003, the Company has billed at total of $37.1 million to its reinsurers. Four reinsurers responsible for payment of 46% of the treaty proceeds have paid or have agreed to pay their portions of the claim. Two other reinsurers have sent the Company letters expressing reservations about the claim. One reinsurer has denied coverage. Pursuant to the treaty, the Company has sent a notice demanding arbitration to all the reinsurers that have not paid. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of September 30, 2003.

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

      Expense Ratio

      The expense ratio increased to 62.8% for the three months ended September 30, 2003 compared to 58.1% for the same period in 2002. For the nine months ended September 30, 2003, the expense ratio increased to 62.5% from 60.0% for the same period in 2002. The increase in the expense ratio for the three and nine months ended September 30, 2003 primarily reflects the impact of higher reinsurance costs on net earned premiums. Bad debt expense also increased $1.0 million in the third quarter. Net earned premiums declined 1.8% and operating expenses increased 6.0% for the three months ended September 30, 2003. For the nine months ended September 30, 2003, net earned premiums increased 1.6% and operating expenses increased at a higher rate of 5.9%.

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

                                          Number of Accounts             Total Exposure (dollars in billions)
                                                As of                                  As of
                                   ------------------------------     -----------------------------------------
                                   September 30,     December 31,     September 30,    December 31,           %
Commercial Account Exposure             2003             2002             2003             2002           Reduction
---------------------------        -------------     ------------     -------------    ------------       ---------
$100 million and larger                   8               14            $   1.3          $   2.7             49.5%
$50 to $100 million                       8               19                0.6              1.2             55.7
$25 to $50 million                       17               16                0.6              0.6               --
$10 to $25 million                       70               75                1.1              1.2             13.8
                                        ---              ---            -------          -------
Total                                   103              124            $   3.6          $   5.7             37.4%
                                        ===              ===            =======          =======             ====

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

      The following summarizes net realized investment gains (losses) activity:

                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,           September 30,
                                                                   --------------------      ------------------
                                                                     2003         2002         2003       2002
                                                                   -------      -------      -------    -------
Gross realized investment gains ........................           $     2      $ 1,882      $ 2,368    $ 4,253
Gross realized investment losses .......................                (1)      (2,580)        (539)    (3,628)
                                                                   -------      -------      -------    -------
Net realized investment gains (losses) .................           $     1      $  (698)     $ 1,829    $   625
                                                                   =======      =======      =======    =======

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

      Income Taxes

      The Company's income tax benefit was $30.1 million for the three months ended September 30, 2003 compared to income tax expense of $1.1 million for the same period in 2002. The effective income tax rates were 38.8% and 29.6% for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, the Company's income tax benefit was $21.4 million compared to income tax expense of $11.9 million for the same period in 2002. The effective income tax rates were 46.4% and 31.2%, respectively. The changes in the estimated effective tax rate in 2003 primarily relates to taxable losses and greater investments in tax exempt securities in 2003.

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

      The Company's consolidated net cash flow provided by operating activities was $2.6 million for the nine months ended September 30, 2003 compared to net cash flow provided by operating activities of $73.6 million for the comparable period in 2002. The decrease in net cash flow provided by operating activities primarily relates to increased net loss payments, primarily related to settlement of litigation brought by Chase in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries, decreases in reinsurance and other payables to affiliates and increases in income taxes receivable.

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

      The Term Loan balance was reduced by $10 million through September 30, 2003 according to the scheduled amortization. Further amortization of the Term Loan will take place at $10 million per year, in equal semi-annual installments of $5 million on the following dates:

                Date                                Amortization        Outstanding Balance
                ----                                ------------        -------------------
                March 31, 2004.................       $5,000,000            $15,000,000
                September 30, 2004.............        5,000,000             10,000,000
                March 31, 2005.................        5,000,000              5,000,000
                September 30, 2005.............        5,000,000                     --

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

                               CNA SURETY CORPORATION
                               (Registrant)


                               /s/ John F. Welch
                               -------------------------------------------------
                               John F. Welch
                               President and Chief Executive Officer


                               /s/ John F. Corcoran
                               -------------------------------------------------
                               John F. Corcoran
                               Senior Vice President and Chief Financial Officer

Date: March 12, 2004