Form 10-K
period 2003-12-31
CNA SURETY CORP
filed 2004-03-15
CIK 1044566

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     The aggregate market value of voting stock held by nonaffiliates was $172.9 million based upon the closing price of $11.11 per share on March 5, 2004, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

     At March 5, 2004, 42,991,871 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the CNA Surety Corporation Proxy Statement prepared for the 2004 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
 Item 1.           Business....................................................      2
                     General...................................................      2
                     Formation of CNA Surety and Merger........................      2
                     Description of Business...................................      2
                     Financial Strength Ratings................................      2
                     Product Information.......................................      3
                     Marketing.................................................      5
                     Underwriting..............................................      7
                     Competition...............................................      7
                     Reinsurance...............................................      7
                     Reserves for Unpaid Losses and Loss Adjustment Expenses...      8
                     Claims....................................................      9
                     Environmental Claims......................................      9
                     Regulation................................................     10
                     Investments...............................................     11
                     Employees.................................................     11
                     Availability of SEC Reports...............................     11
 Item 2.           Properties..................................................     12
 Item 3.           Legal Proceedings...........................................     12
 Item 4.           Submission of Matters to a Vote of Security Holders.........     12
PART II
 Item 5.           Market for the Registrant's Common Stock and Related
                   Stockholder Matters.........................................     13
 Item 6.           Selected Financial Data.....................................     14
 Item 7.           Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     15
 Item 7A.          Quantitative and Qualitative Discussions About Market
                   Risk........................................................     40
 Item 8.           Financial Statements and Supplementary Data.................     42
 Item 9.           Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................     73
 Item 9A.          Controls and Procedures.....................................     73
PART III
 Item 10.          Directors and Executive Officers of the Registrant..........     73
 Item 11.          Executive Compensation......................................     73
 Item 12.          Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters..................     73
 Item 13.          Certain Relationships and Related Transactions..............     73
 Item 14.          Principal Accountant Fees and Services......................     73
PART IV
 Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K.........................................................     74

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                    PART I.

ITEM 1. BUSINESS

GENERAL

     CNA Surety Corporation ("CNA Surety" or "Company") is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation with Capsure Holdings Corp.'s ("Capsure") insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with approximately a 9.6% market share (based upon 2002 A.M. Best written premium data). Its wide selection of surety products range from very small commercial bonds to large contract bonds.

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

FINANCIAL STRENGTH RATINGS

     A.M. BEST COMPANY, INC. ("A.M. BEST")

     Western Surety is currently rated A (Excellent) with a negative rating outlook, by A.M. Best. An A (Excellent) rating is assigned to those companies which A.M. Best believes have an excellent ability to meet their ongoing obligations to policyholders. A (Excellent) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. The rating outlook indicates the potential direction of a company's rating for an intermediate period, generally defined as the next 12 to 36 months. Through intercompany reinsurance and related agreements, CNA Surety's customers have access to CCC's broader underwriting capacity. CCC is currently rated A (Excellent) with a negative outlook by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest.

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

PRODUCT INFORMATION

     According to the Surety Association of America ("SAA"), industry estimates for 2000, approximately 75% of the United States surety market is represented by bonds required by federal statutes, state laws, and local ordinances. These bonding requirements range from federal construction projects, where the contractor is required to post performance and payment bonds which guarantee performance of contracts to the government as well as payment of bills to subcontractors and suppliers, to license and permit bonds which guarantee compliance with legal requirements for business operations.

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

     CNA Surety also writes direct contract and commercial surety bonds for international risks. Such bonds are written to satisfy the international bond requirements of domestic customers and for select foreign clients.

     In 2000, CNA Surety purchased an equity interest in De Montfort Insurance Company PLC, a United Kingdom-based insurance company, which specializes in providing surety bonds and credit insurance. The investment in De Montfort supports CNA Surety's international growth strategy by enhancing the company's international distribution capabilities in the European surety marketplace.

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

     The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years (amounts in thousands, except average bond amounts):

                                                                              GROSS WRITTEN PREMIUMS
                                                       ---------------------------------------------------------------------
                                                                     % OF                     % OF                     % OF
                                                         2003        TOTAL        2002        TOTAL        2001        TOTAL
                                                         ----        -----      --------      -----        ----        -----
Contract............................                   $208,472       56.1%     $197,875       55.0%     $180,588       54.2%
Commercial:
  License and permit................                     83,554       22.5        85,787       23.9        77,052       23.1
  Judicial and fiduciary............                     24,075        6.5        25,358        7.0        26,279        7.9
  Public official...................                     21,330        5.7        18,861        5.2        18,530        5.6
  Other.............................                      4,774        1.3         4,033        1.1         3,165        1.0
                                                       --------      -----      --------      -----      --------      -----
     Total commercial...............                    133,733       36.0       134,039       37.2       125,026       37.6
Fidelity and other..................                     29,170        7.9        27,978        7.8        27,389        8.2
                                                       --------      -----      --------      -----      --------      -----
                                                       $371,375      100.0%     $359,892      100.0%     $333,003      100.0%
                                                       ========      =====      ========      =====      ========      =====
Domestic............................                   $363,290       97.8%     $348,010       96.7%     $322,106       96.7%
International.......................                      8,085        2.2        11,882        3.3        10,897        3.3
                                                       --------      -----      --------      -----      --------      -----
                                                       $371,375      100.0%     $359,892      100.0%     $333,003      100.0%
                                                       ========      =====      ========      =====      ========      =====

                                                                NET WRITTEN PREMIUMS
                                        ---------------------------------------------------------------------
                                                      % OF                     % OF                     % OF
                                          2003        TOTAL        2002        TOTAL        2001        TOTAL
                                          ----        -----        ----        -----        ----        -----
Contract..........................      $184,449       57.8%     $172,633       56.3%     $165,603       52.4%
Commercial........................       106,899       33.5       107,290       35.0       122,812       38.9
Fidelity and other................        27,862        8.7        26,731        8.7        27,389        8.7
                                        --------      -----      --------      -----      --------      -----
                                        $319,210      100.0%     $306,654      100.0%     $315,804      100.0%
                                        ========      =====      ========      =====      ========      =====
Domestic..........................      $311,125       97.5%     $297,385       97.0%     $305,483       96.7%
International.....................         8,085        2.5         9,269        3.0        10,321        3.3
                                        --------      -----      --------      -----      --------      -----
                                        $319,210      100.0%     $306,654      100.0%     $315,804      100.0%
                                        ========      =====      ========      =====      ========      =====

                                                               DOMESTIC BOND/POLICIES IN FORCE
                                                 ------------------------------------------------------------
                                                            % OF                  % OF                  % OF
                                                 2003       TOTAL      2002       TOTAL      2001       TOTAL
                                                 ----       -----      ----       -----      ----       -----
Contract...................................         36        1.6%        39        1.8%        37        1.8%
Commercial.................................      1,723       74.6      1,611       74.7      1,541       75.6
Fidelity and other.........................        550       23.8        507       23.5        462       22.6
                                                 -----      -----      -----      -----      -----      -----
                                                 2,310      100.0%     2,157      100.0%     2,040      100.0%
                                                 =====      =====      =====      =====      =====      =====

                                                               AVERAGE BOND PENALTY/POLICY LIMIT
                                                 -------------------------------------------------------------
                                                   2003                      2002                       2001
                                                   ----                      ----                       ----
Contract...................................      $834,798                  $905,896                   $900,768
Commercial.................................      $ 15,235                  $ 19,493                   $ 22,049
Fidelity and other.........................      $ 17,660                  $ 11,152                   $ 13,307

-------------------------

(1) The average bond penalty is a measure of the average limit of liability associated with bonds in force at each reporting period.

     In 2003, no individual agency generated more than 3.1% of aggregate gross written premiums. Approximately $61.2 million, or 16.5%, of gross written premiums were generated from national insurance brokers in 2003 with the single largest national broker production comprising $19.2 million, or 5.2%, of gross written premiums.

MARKETING

     The Company principally markets its products in all 50 states, as well as the District of Columbia and Puerto Rico. Its products are marketed primarily through independent producers, including multi-line agents and brokers such as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CNA Surety enjoys broad national distribution of its products, which are marketed through approximately 34,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. In addition, the Company employs 41 full-time salaried marketing representatives and 5 telemarketing representatives to continually service its vast producer network. Relationships with these independent producers are maintained through the Company's 42 local branch offices.

     The following table sets forth the distribution of the domestic business of CNA Surety, by state based upon gross written premiums in each of the last three years:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                     ----------------------------------
                                                     2003           2002          2001
                                                     ----           ----          ----
Gross Written Premiums by State:
  California.....................................      9.9%         10.8%           9.8%
  Texas..........................................      9.8          12.6           12.9
  Florida........................................      6.6           7.0            6.8
  Illinois.......................................      4.7           2.8            3.1
  New York.......................................      4.6           4.9            4.9
  Pennsylvania...................................      3.0           4.5            3.3
  Michigan.......................................      3.0           3.3            3.1
  North Carolina.................................      2.8           3.4            2.9
  Massachusetts..................................      2.7           3.2            3.0
  Georgia........................................      2.7           4.3            3.7
  All Other......................................     50.2          43.2           46.5
                                                     -----         -----          -----
     Total.......................................    100.0%        100.0%         100.0%
                                                     =====         =====          =====

     Contract Surety

     With respect to standard contract surety, the core focus for the Company is contractors with less than $50 million in contracted work in progress. This segment is comprised of small contractors (less than $5 million in work in progress), medium contractors ($5-$30 million) and the lower end of the large contractors (greater than $30 million). These small and medium contractors, as a group, represent a significant portion of the United States construction market. While the Company's emphasis continues to be on small and medium contractors, the Company's aggregate exposures to very large accounts has increased in recent years. The Company has approximately 39 very large accounts with contracted work programs of at least $150 million, the majority of which have been clients of the Company for more than ten years. The Company is actively reducing both the number of these large accounts and the exposure on each account through a variety of underwriting methods. Some of these accounts are maintained on a "co-surety" or joint insurer basis with other sureties in order to manage aggregate exposure.

     The Company also fulfills the bond requirements of select small and emerging specialty contractors. For example, CNA Surety participates in the non-standard contract surety market through the federal government's Small Business Administration ("SBA") surety bond guarantee programs. These programs provide that the SBA assumes 70% - 90% of the coverage in exchange for 10% - 30% of the premium.

     Commercial Surety

     A large portion of the commercial surety market is comprised of small obligations that are routine in nature and require minimal underwriting. Customers are focused principally on prompt and efficient service. These small transactional bonds represent approximately 73% of the Company's commercial gross written premiums and 31% of the Company's total gross written premium.

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

     CNA Surety also maintains a specific underwriting staff in Chicago dedicated to middle market and "Fortune 1000" accounts. CNA Surety's insurance subsidiaries may also direct their marketing to particular industries or classes of bonds on a broad basis. For instance, the Company maintains programs directed at notary bonds, mortgage broker compliance bonds and grain warehouse dealer bonds (protecting funds associated with grain storage). The Company's large commercial account business is estimated to represent approximately 27% of the Company's commercial gross written premiums and 12% of the Company's total gross written premium.

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

COMPETITION

     The surety and fidelity market is highly competitive. According to 2002 data from A.M. Best, the U.S. market aggregates approximately $4.8 billion in direct written premiums, comprised of approximately $3.8 billion in surety premiums and approximately $1.0 billion in fidelity premiums. The large diversified insurance companies hold the largest market shares. For example, the 20 largest surety companies account for approximately 81% of the domestic surety market and 94.6% of the domestic fidelity market. In 2002, CNA Surety was the third largest surety provider with a 9.6% market share.

     Primary competitors of CNA Surety are approximately 20 national, multi-line companies participating in the surety market throughout the country. Management believes that its principal strengths are diverse product offerings, service and accessibility and long-term relationships with agents and accounts. Competition has increased as a result of ten years of profitable underwriting experience through 1999. This competition has typically manifested itself through reduced premium rates and greater tolerance for relaxation of underwriting standards. Beginning in 2000 and through the end of 2003, the surety industry's underwriting performance began to be impacted by the significant increases in corporate defaults. Although premium rates began firming in 2001, particularly on large accounts due to deteriorating underwriting performance throughout the surety industry, management believes such competition will continue and impact the Company's ability to raise rates further.

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

     The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. The Company's reinsurance coverage is provided by third party reinsurers and related parties. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to the Consolidated Financial Statements, Reinsurance, for further discussion.

     At December 31, 2003, CNA Surety's largest reinsurance receivable from an affiliate, CCC, an A rated company by A.M. Best, was approximately $18.4 million. At December 31, 2002, CNA Surety's largest reinsurance receivable from an affiliate, CCC, an A rated company by A.M. Best, was approximately $17.6 million.

     In addition, due to the nature of the reinsurance products available to the Company and other sureties, reinsurers may cover principals for whom the Company writes surety bonds in one year, but then exclude or provide only limited reinsurance for these same principals in subsequent years. As a result the Company may continue to have exposure to these principals with limited or no reinsurance for bonds written during years that the Company had reinsurance covering these principals.

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

     A table is included in Note 7 to the Consolidated Financial Statements, Reserves for Loss and Loss Adjustment Expenses that presents the activity in the reserves for unpaid losses and loss adjustment expenses for the Company and is incorporated herein by reference. This table highlights the impact of revisions to the estimated liability established in prior years.

     The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting principles ("SAP") for the year ended December 31, 2003 (dollars in thousands):

Net reserves at end of year, GAAP basis.....................    $ 255,182
Ceded reinsurance, net of salvage and subrogation...........      158,357
                                                                ---------
Gross reserves at end of year, GAAP basis...................      413,539
Estimated reinsurance recoverable netted against gross
  reserves for SAP..........................................     (158,357)
                                                                ---------
Net reserves at end of year, SAP basis......................    $ 255,182
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

     The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The loss reserve development table reflects, on a pro forma basis, the reserves of the CCC Surety Operations and Capsure since 1993 and CIC since its acquisition in May of 1995. Such historical development is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety or of future operating results.

                                                       AS OF DECEMBER 31,
                       -----------------------------------------------------------------------------------
                        1993      1994       1995       1996       1997       1998       1999       2000
                        ----      ----       ----       ----       ----       ----       ----       ----
                                                     (DOLLARS IN THOUSANDS)
Net reserves for
  losses and loss
  adjustment
  expenses...........  $64,627   $70,398   $147,911   $137,064   $122,725   $142,034   $137,469   $134,298
Net Paid (Cumulative)
  as of:
  One year later.....   12,923    12,018     42,552      9,866     19,595     32,428     35,825     44,763
  Two years later....   19,671    18,149     43,179     20,171     30,775     52,524     47,795     75,825
  Three years
    later............   21,990    21,229     46,782     25,206     43,999     58,421     73,341     87,011
  Four years later...   23,070    22,313     48,960     32,918     47,144     67,451     81,788         --
  Five years later...   23,864    24,776     56,891     35,214     51,742     71,352         --         --
  Six years later....   24,706    24,102     54,724     38,371     54,659         --         --         --
  Seven years
    later............   23,180    22,167     57,275     41,058         --         --         --         --
  Eight years
    later............   21,279    23,212     59,153         --         --         --         --         --
  Nine years later...   22,271    24,726         --         --         --         --         --         --
  Ten years later....   24,982        --         --         --         --         --         --         --
Net Reserves
  Re-estimated as of:
  End of initial
    year.............   64,627    70,398    147,911    137,064    122,725    142,034    137,469    134,298
  One year later.....   54,568    51,471    132,267     96,178    118,373    128,949    130,376    139,110
  Two years later....   44,749    44,135    103,466     90,796    102,304    114,605    128,134    140,094
  Three years
    later............   38,972    38,829    101,745     77,086     87,321    110,462    130,280    139,428
  Four years later...   28,094    38,628     89,348     62,217     86,271    113,748    128,876         --
  Five years later...   30,335    31,362     77,477     60,882     86,320    108,606         --         --
  Six years later....   27,842    27,327     72,879     61,443     81,000         --         --         --
  Seven years
    later............   26,010    24,497     73,428     58,644         --         --         --         --
  Eight years
    later............   23,221    25,024     72,630         --         --         --         --         --
  Nine years later...   22,821    34,183         --         --         --         --         --         --
  Ten years later....   33,887        --         --         --         --         --         --         --
                       =======   =======   ========   ========   ========   ========   ========   ========
Total net
  (deficiency)
  redundancy.........  $30,740   $36,215   $ 75,281   $ 78,420   $ 41,725   $ 33,428   $  8,594   $ (5,130)
                       =======   =======   ========   ========   ========   ========   ========   ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original
  estimate...........     47.6%     51.4%      50.9%      57.2%      34.0%      23.5%       6.3%      (3.8)%
                       =======   =======   ========   ========   ========   ========   ========   ========

                             AS OF DECEMBER 31,
                       ------------------------------
                         2001       2002       2003
                         ----       ----       ----
                           (DOLLARS IN THOUSANDS)
Net reserves for
  losses and loss
  adjustment
  expenses...........  $149,493   $166,132   $255,182
Net Paid (Cumulative)
  as of:
  One year later.....    64,832     59,567         --
  Two years later....    98,885         --         --
  Three years
    later............        --         --         --
  Four years later...        --         --         --
  Five years later...        --         --         --
  Six years later....        --         --         --
  Seven years
    later............        --         --         --
  Eight years
    later............        --         --         --
  Nine years later...        --         --         --
  Ten years later....        --         --         --
Net Reserves
  Re-estimated as of:
  End of initial
    year.............   149,493    166,132    255,182
  One year later.....   155,673    205,422         --
  Two years later....   187,502         --         --
  Three years
    later............        --         --         --
  Four years later...        --         --         --
  Five years later...        --         --         --
  Six years later....        --         --         --
  Seven years
    later............        --         --         --
  Eight years
    later............        --         --         --
  Nine years later...        --         --         --
  Ten years later....        --         --         --
                       ========   ========   ========
Total net
  (deficiency)
  redundancy.........  $(38,009)  $(39,290)        --
                       ========   ========   ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original
  estimate...........     (25.4)%    (24.6)%       --
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

ENVIRONMENTAL CLAIMS

     The Company does not typically bond contractors that specialize in hazardous environmental remediation work. The Company does however bond several accounts that have incidental environmental exposure with respect to which the Company provides bonding programs. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. The Company also provides court and other surety bonds for large corporations wherein the underlying action involves environmental related issues. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights in the completion of a defaulted project or through salvage recovery. The Company estimates its net case incurred losses on known claims of this nature to be $11.8 million as of December 31, 2003.

REGULATION

     The Company's insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes that delegate regulatory, supervisory and administrative powers to state insurance regulators. In general, an insurer's state of domicile has principal responsibility for such regulation which is designed generally to protect policyholders rather than investors and relates to matters such as the standards of solvency which must be maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, including periodic financial and market conduct examinations; the filing of annual and other reports, prepared on a statutory basis, on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. Licensed or admitted insurers generally must file with the insurance regulators of such states, or have filed on its behalf, the premium rates and bond and policy forms used within each state. In some states, approval of such rates and forms must be received from the insurance regulators in advance of their use.

     Western Surety is domiciled in South Dakota and licensed in all 50 states and the District of Columbia and Puerto Rico. SBCA is domiciled in South Dakota and licensed in 28 states and the District of Columbia. USA is domiciled in Texas and licensed in 44 states and the District of Columbia.

     Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the Consolidated Financial Statements, Statutory Financial Data. Without prior regulatory approval in 2004, CNA Surety's insurance subsidiaries may pay stockholder dividends of $19.0 million in the aggregate. For the year ended December 31, 2003, CNA Surety received $28.5 million in dividends from its insurance subsidiaries.

     CNA Surety's insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities. The South Dakota Department of Commerce and Regulation -- Division of Insurance (the "South Dakota Department") conducted its financial and market conduct examination of Western Surety for the five-year period ended December 31, 1996. The South Dakota Department made a finding of non-compliance with respect to the Company's practices regarding return of premiums and recommended that Western Surety change its current procedures regarding the return of premiums. The regulation in question was subsequently amended to exclude surety products that eliminated any non-compliance by the Company. The Texas Department of Insurance (the "Texas Department") conducted an examination of USA's financial matters as of December 31, 1996. There were no significant issues noted which required corrective action by USA. Both the South Dakota Department of Commerce and Regulation-Insurance Division and the Texas Department of Insurance have completed their respective reviews of the five-year period ended December 31, 2001. The points noted in their reviews were largely administrative in nature and have been addressed by management. They do not have a material impact policyholders' surplus, nor have they resulted in any fines or penalties to CNA Surety or any of its subsidiaries.

     Certain states in which CNA Surety's insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety's results of operations in 2003.

     Western Surety and SBCA each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. The underwriting limitations of Western Surety, SBCA and USA, based on each insurer's statutory surplus, were $20.7 million, $0.5 million and $1.3 million, respectively, for the twelve-month period ended June 30, 2003. Effective July 1, 2003 through June 30, 2004, the underwriting limitations of Western Surety and SBCA are $21.9 million and $0.5 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 and on January 1, 2004 on substantially the same terms. Effective July 1, 2003 through June 30, 2004, the underwriting limitations of CCC and its affiliates total $569.6 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

INVESTMENTS

     CNA Surety insurance subsidiaries' investment practices must comply with insurance laws and regulations and must also comply with certain covenants under CNA Surety's credit facility. Generally, insurance laws and regulations prescribe the nature and quality of, and set limits on, the various types of investments that may be made by CNA Surety's insurance subsidiaries.

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

EMPLOYEES

     As of December 31, 2003, the Company employed 785 persons. CNA Surety has not experienced any work stoppages. Management of CNA Surety believes its relations with its employees are good.

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

ITEM 2. PROPERTIES

     CNA Surety leases its executive offices and its shared branch locations with Continental Casualty Company ("CCC") under the Administrative Services Agreement. CNA Surety currently uses approximately 94,760 square feet and related personal property at 35 branch locations and its home and executive offices (27,648 square feet), in Chicago, Illinois. CNA Surety's annual rent for this space is approximately $2.8 million. CNA Surety may terminate its use of these locations as set forth in the Administrative Services Agreement, without material penalty, by providing CCC with 30 days written notice. In 2004, CNA Surety intends to enter into separate lease or sub-lease agreements with CCC for these shared locations.

     CNA Surety leases approximately 81,100 square feet of office space for its primary processing and service center at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2012. The annual rent, which is subject to annual adjustments, was $0.9 million as of December 31, 2003. CNA Surety also leases space for contract and commercial branch offices in Tallahassee, FL, Dallas, Texas; New York, New York; Troy, Michigan; Roseville, California; Houston, Texas; and San Juan, Puerto Rico. Annual rent for these offices was $0.6 million with leases terminating in 2004, 2004, 2007, 2005, 2005, 2006, and
2006, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") trades on the New York Stock Exchange under the symbol SUR. On March 5, 2004, the last reported sale price for the Common Stock was $11.11 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 2003 and 2002.

                                                               HIGH     LOW
                                                               ----     ---
2003
1st Quarter.................................................  $ 8.68   $ 6.10
2nd Quarter.................................................  $10.23   $ 7.89
3rd Quarter.................................................  $10.70   $ 9.30
4th Quarter.................................................  $11.08   $ 8.60
2002
1st Quarter.................................................  $15.40   $14.00
2nd Quarter.................................................  $16.60   $14.40
3rd Quarter.................................................  $14.85   $12.33
4th Quarter.................................................  $14.15   $ 7.41

     The number of stockholders of record of Common Stock on March 5, 2004, was approximately 414.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following financial information has been derived from the Consolidated Financial Statements and Notes thereto.

     The following information presented for CNA Surety is as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

                                         2003         2002         2001        2000       1999
                                         ----         ----         ----        ----       ----
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues......................  $  332,576   $  318,487   $  350,471   $332,273   $309,405
                                      ==========   ==========   ==========   ========   ========
Gross written premiums..............  $  371,375   $  359,892   $  333,003   $316,667   $306,859
                                      ==========   ==========   ==========   ========   ========
Net written premiums................  $  319,210   $  306,654   $  315,804   $304,468   $298,987
                                      ==========   ==========   ==========   ========   ========
Net earned premium..................  $  304,449   $  298,319   $  320,910   $301,819   $283,540
Net losses and loss adjustment
  expenses..........................     172,476       94,198       80,836     55,683     44,672
Net commissions, brokerage and other
  underwriting expenses.............     190,740      179,827      202,877    181,655    166,974
Net investment income...............      26,301       27,754       29,515     29,897     25,850
Net realized investment gains
  (losses)..........................       1,826       (7,586)          46        557         15
Interest expense....................       1,523        1,708        3,925      6,956      5,846
Non-recurring charges...............          --           --           --        500         --
Amortization of intangible
  assets(2).........................          --           --        6,097      6,097      5,982
                                      ----------   ----------   ----------   --------   --------
Income (loss) before income taxes...     (32,163)      42,754       56,736     81,382     85,931
Income taxes........................     (18,102)      12,635       19,828     27,780     29,433
                                      ----------   ----------   ----------   --------   --------
Net income..........................  $  (14,151)  $   30,119   $   36,908   $ 53,602   $ 56,498
                                      ==========   ==========   ==========   ========   ========
Basic and diluted earnings per
  common share......................  $    (0.33)  $     0.70   $     0.86   $   1.25   $   1.28
                                      ==========   ==========   ==========   ========   ========
Loss ratio(1).......................        56.7%        31.6%        25.2%      18.4%      15.7%
Expense ratio.......................        62.6         60.3         63.2       60.2       58.9
                                      ----------   ----------   ----------   --------   --------
Combined ratio(1)...................       119.3%        91.9%        88.4%      78.6%      74.6%
                                      ==========   ==========   ==========   ========   ========
Invested assets and cash............  $  654,072   $  638,204   $  579,657   $555,975   $499,400
Intangible assets, net of
  amortization......................     138,785      143,785      143,785    149,882    155,980
Total assets........................   1,169,123    1,093,380    1,061,598    950,568    851,575
Insurance reserves..................     637,607      519,646      516,190    406,636    357,233
Debt................................      50,418       60,816       76,195    101,556    101,900
Total liabilities...................     758,982      672,819      673,170    576,536    525,271
Stockholders' equity................     410,141      420,561      388,428    374,032    326,304
Book value per share................  $     9.54   $     9.79   $     9.08   $   8.76   $   7.59
Dividends paid per share............  $       --   $     0.45   $     0.54   $   0.32   $   0.32

-------------------------

(1) Includes the effect of recording revisions of prior year reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions were an addition of $39,290, or 12.9% for the year ended December 31, 2003, an addition of $6,180, or 2.1%, for the year ended December 31, 2002, an addition of $4,812, or 1.5%, for the year ended December 31, 2001, a reduction of $7,093, or 2.4%, for the year ended December 31, 2000, and a reduction of $13,085, or 4.6%, for the year ended December 31, 1999.

(2) As of January 1, 2002, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142 concerning the accounting for goodwill and other intangible assets. The adoption of this standard eliminated the Company's amortization of goodwill and intangibles as of December 31, 2001 and therefore, increased the Company's reported 2002 net income by $5.7 million, or 13 cents per share, respectively, as compared to the same period in 2001. If the provisions of this standard were applied to prior periods, net income for the years ended December 31, 2001, 2000, and 1999 would have been $42.6 million, or $0.99 per share; $59.3 million, or $1.38 per share; $62.1 million, or $1.41 per share respectively.

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

INTRODUCTION

     Management believes that the following areas represent the most significant risks and uncertainties impacting the operating performance and financial condition of the Company. The financial impacts of these issues would affect gross and net written premium, incurred losses and reserves for unpaid losses. Each of these issues is discussed in greater detail later in this section.

     Availability and cost of reinsurance

     Reinsurance coverage is an important component of the Company's capital structure. Reinsurance allows the Company to meet certain regulatory restrictions that would otherwise limit the size of bonds that the Company writes and limit the market segments in which the Company could compete. In addition, reinsurance reduces the potential volatility of earnings and protects the Company's capital by limiting the amount of loss associated with any one bond principal. Due to increased loss frequency and severity for both the Company and within the surety industry in general that began emerging in 1999, the Company, beginning in 2002, paid substantially higher reinsurance premiums and was required to retain higher amounts of its per principal exposure. Through aggressive exposure reduction efforts and continued underwriting discipline, the Company has been able to purchase additional limits and more expansive reinsurance protection for 2003 and 2004 as compared to 2002.

     Exposure to loss on principals excluded from reinsurance programs

     Beginning in 2002, the Company's reinsurers excluded certain accounts (for which the Company had continuing exposure from bonds written in prior years) from the reinsurance programs. For these accounts, the company would retain up to $60 million of loss. Due to the improved financial condition of some of these accounts and the Company's efforts to have these accounts covered, two of these accounts are again covered under the Company's 2004 reinsurance program. However, the Company's reinsurance program for 2004 does exclude three principals. Of these excluded principals, one is a foreign industrial enterprise, one is a domestic electric utility and the other is a large national contractor. As of December 31, 2003, Management estimates that the Company's net exposure to these accounts would be $31 million, $49 million and $60 million, respectively. The foreign industrial enterprise and the electric utility are discussed on page 22, and the large national contractor is discussed in detail on page 25. As of December 31, 2003, no material loss event has occurred with respect to these three principals.

     Financial strength ratings

     Surety bond principals and obligees often refer to the financial strength ratings assigned by A.M. Best Co. ("A.M. Best"), Standard and Poor's ("S&P") and other similar companies when they are choosing a surety company. Because the Company uses the underwriting capacity of Continental Casualty Company ("CCC") and its subsidiaries to serve larger accounts, the insurer financial strength rating of both the Company and CCC factor into customers' decisions. After reporting a significant operating loss in the third quarter of 2003, the Company's A.M. Best rating was lowered from A+ to A with a negative outlook. CCC also reported a significant operating loss in the third quarter of 2003, but A.M. Best affirmed CCC's rating of A with a negative outlook. Management believes that the current ratings are sufficient for the Company to conduct all aspects of its business. Management also believes that a one level reduction in ratings would have only a minimal impact on operations. A further decrease beyond one level would likely have a material adverse impact on the Company's ability to write business. Management believes that the likelihood of further ratings downgrades has been reduced by ongoing efforts to reduce large exposures and the lower per principal retentions under the 2004 reinsurance program.

     Economic Conditions

     The Company's results are impacted by general corporate credit conditions, as well as by the condition of the public construction segment of the economy. While corporate credit default rates appear to be improving from recent historically high levels, the amount of new public construction spending appears to be slowing. An improvement in overall corporate default rates could be expected to have a favorable impact on the Company's loss costs. A slow down in public construction spending could be expected to put pressure on the Company's written premium production and also adversely impact loss costs. Management believes that the diversification of the Company's book of business, with approximately 39% of premium from products that are less sensitive to economic conditions, mitigates the impact of these economic factors.

     Bond Premium Rates

     The premium rates that the Company charges for its bonds have a direct impact on the amount of revenue generated and on the ratio of incurred losses to earned premium. Over the last several years, the company has charged higher rates for its bonds, particularly in the large commercial and contract segments. These two segments demonstrated the greater rate need due to the emergence of increased loss frequency and severity as noted above. While the Company will continue to aggressively pursue rate increases where indicated, competitive factors appear to be pointing to a decreased ability to achieve the level of rate increases that have been obtained over the past several years, particularly in the small and middle market contract segments.

CRITICAL ACCOUNTING POLICIES

     Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company's results of operations and financial condition pertain to reserves for unpaid losses and loss adjustment expenses and reinsurance, investments, goodwill and other intangible assets, and deferred policy acquisition costs. The Company's accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables, are particularly critical to an assessment of the Company's financial results. These areas are highly subjective and require management's most complex judgments because of the need to make estimates about the effects of matters that are inherently uncertain.

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

     CNA Surety's Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $413.5 million and reinsurance receivables related to losses of $158.4 million at December 31, 2003 compared to estimates of $303.4 million and $137.3 million, respectively, at December 31, 2002. While many factors impact these estimates, Management believes that past changes in the Company's business mix and reinsurance program along with increased corporate default rates were the primary drivers of the need to substantially increase reserve levels in 2003. Beginning in the late 1990's, the Company began writing more bonds for large corporate clients. Shortly thereafter, corporate default rates increased dramatically. These exposures proved to be more volatile than the Company's more traditional contract and small commercial surety products, and began resulting in a higher frequency of severe losses. As a result, the Company's reinsurers significantly increased rates, reduced the amount of coverage available to the Company and excluded certain accounts from the reinsurance program. For 2002, the Company's per principal retention increased from $5 million to $20 million. Although the Company reduced its per principal retention to $15 million for 2003, these higher retentions, at a time of continuing higher frequency of severe losses, further increased the volatility of results.

     Since 2001, the Company has been aggressively reducing its exposures to large corporate clients. Management believes that these efforts, along with continued underwriting discipline in its traditional contract and small commercial products, have been key to further reducing the Company's per principal retention for most accounts to $10 million for the 2004 reinsurance program. Management anticipates that these steps will reduce the volatility of the Company's results.

     Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings. For example, a 10% increase in the December 31, 2003 net estimate for unpaid losses and loss adjustment expenses would produce a charge to pre-tax earnings of approximately $25.5 million. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

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

     Short-term investments that generally include U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents, are carried at amortized cost which approximates fair value. Invested assets are exposed to various risks, such as interest rate risk, market risk and credit risk. Due to the level of risk associated with invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Balance Sheets and Consolidated Statements of Income.

     Goodwill and Other Intangible Assets

     CNA Surety's Consolidated Balance Sheet as of December 31, 2003 includes goodwill and identified intangibles of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this and other acquisitions were generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

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

FORMATION OF CNA SURETY CORPORATION AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure Holdings Corp.'s ("Capsure") insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into CNA Surety. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation ("Loews") owns approximately 90% of the outstanding common stock of CNAF.

BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 34,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and USA. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and Continental Insurance Company ("CIC"), small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; and errors and omissions ("E&O") liability insurance. Western Surety is a licensed insurer in all 50 states, the District of Columbia and Puerto Rico. USA is licensed in 44 states and the District of Columbia. Western Surety's affiliated company, Surety Bonding Company of America ("SBCA"), is licensed in 28 states and the District of Columbia.

     The Company's corporate objective is to be the leading provider of surety and surety-related products in the United States and in select international markets and to be the surety of choice for its customers and independent agents and brokers.

     Western Surety is currently rated A (Excellent) with a negative rating outlook, by A.M. Best. An A (Excellent) rating is assigned to those companies which A.M. Best believes have an excellent ability to meet their ongoing obligations to policyholders. A (Excellent) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. The rating outlook indicates the potential direction of a company's rating for an intermediate period, generally defined as the next 12 to 36 months. Through inter-company reinsurance and related agreements, CNA Surety's customers have access to CCC's broader underwriting capacity. CCC is currently rated A (Excellent) with a negative outlook by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest.

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

     The Company's investment portfolio is monitored by management through analyses of various factors including unrealized gains and losses on securities, portfolio duration, and exposure to interest rate, market and credit risk. Based on such analyses, the Company may impair an investment security in accordance with its policy, or sell a security. Such activities will produce net realized investment gains and losses.

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

COMPARISON OF CNA SURETY ACTUAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     Analysis of Net Income(Loss)

     The Company had a net loss of $14.1 million for the year ended December 31, 2003 compared to net income of $30.1 million and $36.9 million for the comparable periods in 2002 and 2001, respectively. The decrease in 2003 compared to 2002 was driven by higher incurred losses and lower investment income.

     The decrease in net income for 2002 compared to 2001 was driven by higher incurred losses, realized investment losses and lower investment income. These adverse changes were partially offset by lower interest expense and the cessation of amortization expense related to goodwill and other intangible assets.

     Analysis of the components of net income are discussed in the following sections.

     Results of Insurance Operations

     Underwriting components for the Company for the years ended December 31, 2003, 2002 and 2001 are summarized in the following table (dollars in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                                ----       ----       ----
Gross written premium.......................................  $371,375   $359,892   $333,003
                                                              ========   ========   ========
Net written premium.........................................  $319,210   $306,654   $315,804
                                                              ========   ========   ========
Net earned premium..........................................  $304,449   $298,319   $320,910
                                                              ========   ========   ========
Net losses and loss adjustment expenses.....................   172,476     94,198     80,836
                                                              ========   ========   ========
Net commissions, brokerage and other........................   190,740    179,827    202,877
                                                              ========   ========   ========
Loss ratio..................................................      56.7%      31.6%      25.2%
Expense ratio...............................................      62.6       60.3       63.2
                                                              --------   --------   --------
Combined ratio..............................................     119.3%      91.9%      88.4%
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

     Gross written premiums for the years ended December 31, 2003, 2002 and 2001 are shown in the table below (dollars in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                                ----       ----       ----
Contract....................................................  $208,472   $197,875   $180,588
Commercial..................................................   133,733    134,039    125,026
Fidelity and other..........................................    29,170     27,978     27,389
                                                              --------   --------   --------
                                                              $371,375   $359,892   $333,003
                                                              ========   ========   ========

     Gross written premiums for the year ended December 31, 2003 increased 3.2%, or $11.5 million, over the comparable period in 2002. Gross written premiums for contract surety increased 5.4%, or $10.6 million, reflecting improving rates. Gross written premiums for commercial surety decreased 0.2%, or $0.3 million, for the year ended December 31, 2003 reflecting the Company's ongoing effort to reduce aggregate exposures to large commercial accounts that was offset by continued volume growth of small commercial products and improving rates on large commercial bonds. The estimated impact of the Company's exposure reduction efforts to date represents approximately $23 million in annual premium, assuming an average rate per $1,000 of bond exposure of $3.46, or 35 basis points, and approximately $6.7 billion of bond exposure. Fidelity and other products increased 4.3% or $1.2 million for the year ended December 31, 2003 as compared to the same period in 2002 due primarily to volume growth in fidelity and E&O products.

     Gross written premiums for the year ended December 31, 2002 increased 8.1%, or $26.9 million, over the comparable period in 2001. Gross written premiums for contract surety increased 9.6%, or $17.3 million, reflecting modest growth in public construction spending and improving rates. Gross written premiums for commercial surety increased 7.2%, or $9.0 million, for the year ended December 31, 2002 reflecting continued volume growth of small commercial products and improving rates on large commercial bonds partially offset by the impacts of the Company's ongoing efforts to reduce aggregate exposures on large commercial accounts. Fidelity and other products increased 2.2% to $28.0 million for the year ended December 31, 2002 as compared to the same period in 2001 due primarily to an increase in fidelity business partially offset by the Company's decision to cease writing agents' E&O business.

     Net written premiums for the years ended December 31, 2003, 2002 and 2001 are shown in the table below (dollars in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                                ----       ----       ----
Contract....................................................  $184,449   $172,633   $165,603
Commercial..................................................   106,899    107,290    122,812
Fidelity and other..........................................    27,862     26,731     27,389
                                                              --------   --------   --------
                                                              $319,210   $306,654   $315,804
                                                              ========   ========   ========

     For the year ended December 31, 2003 net written premiums increased 4.1% to $319.2 million as compared to the same period in 2002, reflecting the aforementioned gross production partially offset by higher reinsurance costs. Ceded written premiums decreased $1.0 million to $52.2 million for the year ended December 31, 2003. Ceded written premiums for 2003 include $38.0 million for the Company's $45 million excess of $15 million per principal excess of loss coverage and $3.8 million (net of expected return premium) for the Company's $40 million excess of $60 million per principal excess of loss coverage purchased from CCC. Net written premiums for contract surety business increased 6.8% to $184.4 million. Net written premiums for commercial surety decreased 0.4% to $106.9 million for the year ended December 31, 2003. Fidelity and other products increased 4.2% to $27.9 million for the year 2003 as compared to 2002.

     Net written premiums for the year ended December 31, 2002 decreased 2.9% to $306.7 million as compared to the same period in 2001, reflecting the aforementioned gross production variances, the effects of higher reinsurance costs and the Company's efforts to reduce large commercial bond exposures. Ceded written premiums increased $36.0 million to $53.2 million for the year ended December 31, 2002. Ceded written premiums for 2002 include $30.0 million for the Company's $40 million excess of $20 million per principal excess of loss coverage and $8.5 million for the purchase of extended discovery coverage on the Company's $55 million excess of $5 million per principal excess of loss coverage. Net written premiums for contract surety business increased 4.2% to $172.6 million. Net written premiums for commercial surety decreased 12.6% to $107.3 million for the year ended December 31, 2002. Fidelity and other products decreased 2.4% to $26.7 million for the year 2002 as compared to 2001 due to a new quota share reinsurance arrangement effective January 1, 2002.

     Excess of Loss Reinsurance

     2003 Third Party Reinsurance Compared to 2002 Third Party Reinsurance

     Effective January 1, 2003, CNA Surety entered into a new excess of loss treaty ("2003 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $15 million with a 5% co-participation in the $45 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaced the $40 million excess of $20 million per principal coverage ("2002 Excess of Loss Treaty"). The material differences between the new excess of loss reinsurance program and the Company's 2002 Excess of Loss Treaty were as follows. The annual aggregate coverage increased from $100 million in 2002 to $110 million in 2003. The minimum annual premium for the 2003 Excess of Loss Treaty was $38.0 million compared to $30.0 million of reinsurance premiums paid in 2002. The 2003 Excess of Loss Treaty provided the Company with coverage on a per principal basis of 95% of $45 million excess of $15 million retained by the Company.

     The contract also included similar special acceptance provisions for larger contract accounts contained in the 2002 Excess of Loss Treaty. In addition to the one large national contract principal and the two commercial principals excluded (based upon class of business in 2002), the Company's reinsurers also excluded three other contract principals from the 2003 Excess of Loss Treaty for a total of six excluded principals. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $49 million and is currently rated B by Standard and Poor's ("S&P"). The bonded exposure will decline over the term of the bond which extends until 2007. The other is a foreign industrial enterprise with an estimated bonded exposure of $31 million. The remaining $31 million of the bonded exposure is expected to be discharged by June 30, 2004. Each of the four contract principals continues to perform their contractual obligations underlying the Company's surety bonds. With respect to the three contract principals other than the large national contractor (described later), two principals have substantially completed asset sales, debt reductions and other reorganization efforts.

     The third contract principal went into claim during 2003. Although in claim and experiencing financial difficulties, the contractor continued to perform substantially all of its contractual obligations underlying the Company's surety bonds. This contractor filed for bankruptcy in late September of 2003. Based upon currently available information, management believes its net exposure to loss on this contractor could be up to $15 million. This claim exposure was considered in the Company's net reserve addition in the third quarter of 2003 for the 2003 accident year.

     2004 Third Party Reinsurance Compared to 2003 Third Party Reinsurance

     Effective January 1, 2004, CNA Surety entered into a new excess of loss treaty ("2004 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaces the $45 million excess of $15 million per principal coverage, as well as the $40 million excess of $60 per principal and the $3 million excess of $12 million coverage that had been provided by CCC. The material differences between the new excess of loss reinsurance program and the Company's 2003 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $110 million in 2003 to $157 million in 2004. The minimum annual premium for the 2004 excess of loss treaty is $49.2 million (net of expected return premium) compared to a total of $42.0 million of reinsurance premiums paid in 2003 (net of expected return premium) for the $45 million excess of $15 million, the $40 million excess of $60 million and the $3 million excess of $12 million treaties. The contract also includes an optional twelve month extended discovery period, for an additional premium, which will provide coverage for losses discovered in 2005 on bonds that were in force during 2004, and somewhat less restrictive special acceptance provisions for larger contract accounts than those contained in the 2003 Excess of Loss Treaty. In addition to the one large contract principal (described later) and the two commercial principals excluded (based upon class of business), the Company's reinsurers had excluded three other contract principals from the 2003 Excess of Loss Treaty. The one large contract principal and the two commercial principals remain excluded from the 2004 Excess of Loss Treaty. The other two contract principals that have completed asset sales and other reorganization efforts have been accepted into the 2004 Excess of Loss Treaty.

     Related Party Reinsurance

     Intercompany reinsurance agreements together with the Services and Indemnity Agreement that are described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. All of these agreements originally were entered into on September 30, 1997 (the "Merger Date"): (i) the Surety Quota Share Treaty (the "Quota Share Treaty"); (ii) the Aggregate Stop Loss Reinsurance Contract (the "Stop Loss Contract"); and (iii) the Surety Excess of Loss Reinsurance Contract (the "Excess of Loss Contract"). All of these contracts have expired. Some have been renewed on different terms as described below.

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2004 and expires on December 31, 2004; and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2003.

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

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was not any adverse reserve development for the period from September 30, 1997 (date of inception) through December 31, 2003.

     The Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003. The Quota Share Treaty was again renewed on January 1, 2004 on substantially the same terms with an expiration date of December 31, 2004; and is annually renewable thereafter. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums and contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

     The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2003, the Company had billed $54.9 million under the Stop Loss Contract and had received $24.9 million.

     The Excess of Loss Contract provided the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provided $75 million of coverage for losses in excess of the $60 million per principal. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provided additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries paid to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The two Excess of Loss Contracts collectively provided coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. Both Excess of Loss Contracts commenced following the Merger Date and continued until September 30, 2002. The discovery period for losses covered by the Excess of Loss Contracts extends until September 30, 2005.

     Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts -- a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support for new large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company paid annual reinsurance premiums of $3.8 million (net of expected return premium) in year one to CCC.

     Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. Accordingly, the $40 million excess of $60 million contract with CCC was commuted effective January 1, 2004. As part of this commutation, the Company is entitled to receive a commutation payment of $10.9 million from CCC that is expected to be received in the first quarter of 2004. As of December 31, 2003 the full amount of the commutation payment had been recognized as a receivable. The Company and CCC entered into a new $40 million excess of $60 million reinsurance contract providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. This contract is effective from January 1, 2004 to December 31, 2004. The premium for this contract is $3.0 million plus an additional premium if a loss is ceded to this contract.

     The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expired on December 31, 2003. The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract is $6.0 million plus an additional premium if a loss is ceded to this contract.

     Effective October 1, 2003, the Company entered into a $3 million excess of $12 million excess of loss contract with CCC. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12 million. This contract effectively lowered the Company's net retention per principal for the remainder of 2003 to $12 million plus a 5% co-participation in the $45 million layer of excess reinsurance with third party reinsurers. This contract was to expire on December 31, 2004. Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. As of December 31, 2003 and December 31, 2002, CNA Surety had an insurance receivable balance from CCC and CIC of $71.1 million and $51.7 million, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2003 and had reinsurance payables of $21.3 million to CCC and CIC as of December 31, 2002.

     Large National Contractor

     The Company has provided significant surety bond protection guaranteeing projects undertaken by the large national contract principal that is excluded from the Company's third party insurance. The related party reinsurance available to the Company for this principal and the credit extended to the principal by affiliates of the Company are described below.

     Reinsurance

     If the Company should suffer any losses that are discovered prior to September 30, 2005 arising from bonds issued to the contractor with effective dates of September 30, 2002 and prior, the Company would retain the first $60 million of losses on bonds written, and CCC would incur 100% of losses above $60 million pursuant to the extended discovery provisions of the two Excess of Loss treaties that expired on September 30, 2002. Any losses discovered after September 30, 2005 on bonds with effective dates prior to September 30, 2002 would be covered up to $150 million pursuant to the $50 million excess of $100 million contract with CCC described above and a twelve month contract with CCC effective January 1, 2004 that provides $40 million excess of $60 million reinsurance coverage exclusively for the national contractor.

     For bonds that the Company has written after September 30, 2003, in addition to the coverage provided by excess of loss reinsurance treaties described above ($40 million excess of $60 million and $50 million excess of $100 million) the Company and CCC have entered into facultative reinsurance in connection with larger bonds. The Company's exposure on bonds written from October 1, 2002 through October 31, 2003 was limited to $20 million per bond. For bonds written subsequent to November 1, 2003, and for bonds the company may write in 2004, the Company's exposure will be limited to $14.5 million per bond.

     The Company believes the run-off protection provided by the extended discovery provisions of the expired agreements, the current protection provided by the $40 million excess of $60 million and the $50 million excess of $100 million treaties, and the facultative reinsurance provided for larger bonds written after September 30, 2002, should limit the Company's exposure for bonds written on behalf of the national contractor to $60 million.

     CNAF Credit Facility

     In December 2002 and January 2003, CNAF, parent of CCC, provided loans in an aggregate amount of approximately $45 million to the national contractor. The loans were provided by CNAF to help the contractor meet its liquidity needs. The loans are evidenced by demand notes and until replaced by the credit facility described below, accrue interest at 10%. In March 2003, CNAF entered into a credit facility with the contractor under which CNAF has agreed to provide up to $86 million of loans to the contractor and certain of its subsidiaries, including the refinancing of the already advanced $45 million of credit described above. The credit facility matures in March of 2006. CNAF has been granted a security interest in substantially all of the assets of the contractor to secure borrowings under the new credit facility. Loews, parent of CNAF, and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a one-third participation share in CNAF's position in the credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and fees under the facility on a proportional basis with CNAF. In March 2003, CNAF also purchased approximately $28 million of the contractor's outstanding bank debt for $16.4 million. Under the new credit facility CNAF agreed to sell the bank debt to the contractor for $16.4 million, with $11.4 million funded under the new credit facility and $5 million from money loaned to the contractor by its owners. Under its purchase agreement with the banks CNAF is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that expire between May and August 2003. Any CNAF reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of December 31, 2003, CNAF has credit exposure of $55 million under the credit facility, net of participation by Loews, in the amount of $25 million, for total outstanding of $80 million. As of February 27, 2004, $83 million was the total outstanding under the credit facility.

     The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. While the Company believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations and for repayment of its borrowings, the contractor's failure to achieve its restructuring plan could have a material adverse effect on CNA Surety's future results of operations, cash flow and capital. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, could be up to $200 million. However, the related party reinsurance treaties discussed above should limit the Company's per principal exposure to approximately $60 million.

     Net Loss Ratio

     The loss ratios for the years ended December 31, 2003, 2002 and 2001 were 56.7%, 31.6% and 25.2%, respectively. The loss ratios included $39.3 million, $6.2 million, and $4.8 million in net unfavorable loss reserve development for the years ended December 31, 2003, 2002 and 2001, respectively. The net adverse development on prior accident years of $39.3 million in 2003 primarily relates to accident years 2001 and 2002 due to changes in estimates of large losses resulting from the material adverse claim activity in the third quarter of 2003. This change in estimated net losses reflects the receipt of a payment demand with respect to a portion of an aggregate $45 million insurance program bond. This net adverse development also includes approximately $8 million of claims pertaining to self-insured workers' compensation bonds issued in the 1980's on behalf of companies now in bankruptcy.

     In addition to the net unfavorable loss reserve development, the higher net loss ratio in 2003 primarily relates to net reserve additions of approximately $49.0 million for the current accident year due to material adverse loss severity on the Company's branch commercial and contract business. The net additions to reserves for the current accident year primarily relate to two large claims totaling $23 million incurred in the quarter and changes in estimates of large losses resulting from this significant adverse claim activity. Approximately $15 million of net additions relate to a net loss with respect to an insurance program bond for a now bankrupt large commercial account. The other $8 million relates to a contract claim. A portion of the remaining change in estimated net losses for the current accident year relates to a contractor that went into claim during the year.

     The net adverse loss reserve development in 2002 includes $2.4 million associated with the assumed international credit and surety business from CNA Re that the Company ceased writing in 2000. The remainder is primarily related to increased claim frequency in the Company's small and specialty contract business. The occurrence of the $12.0 million bankruptcy loss in the third quarter of 2002 raised the estimated branch contract and commercial net accident year loss ratio to approximately 40 percent for the nine months ended September 30, 2002. Due to the occurrence of this loss and other adverse loss trends, together with the uncertain outlook for the economy and credit markets, the Company raised its expected baseline accident year net loss ratio on the branch contract and commercial business to 36.0 percent for the fourth quarter from the initial 2002 accident year net loss ratio of 30.0 percent.

     The $4.8 million of adverse reserve development in 2001 includes approximately $1 million of adverse development for the insurance agent E&O product that the Company ceased writing in 2001. The remainder is primarily related to increased claim frequency in the Company's small and specialty contract business. In addition to the $4.8 million of net unfavorable loss reserve development during 2001, the 2001 loss ratio includes approximately $7.8 million pertaining to the Company's exposure to Enron Corporation. Gross incurred loss and loss adjustment expenses for the year ended December 31, 2001 reflect $78 million for this exposure.

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of December 31, 2003, the Company has billed a total of $37.1 million to its reinsurers. Four reinsurers responsible for payment of 46% of the treaty proceeds have paid their portions of the claim. Pursuant to the treaty, the Company demanded and began arbitration proceedings against all the reinsurers that have not paid. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of December 31, 2003.

     The surety business assumed from CCC and CIC is subject to an aggregate stop loss reinsurance contract between CCC and the Company that limits the Company's accident year net loss ratio on this business to 24% for accident years 1997 (October 1, 1997 to December 31, 1997), 1998, 1999 and 2000. The
Company recorded estimated reinsurance recoveries from CCC of $29.9 in 2003, $2.5 million in 2002, $16.6 million in 2001 and $5.8 million in 2000 under this contract. As of December 31, 2003, the Company had an estimated unpaid loss recoverable balance of approximately $29.9 million under the Stop Loss Contract.

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

     Expense Ratio

     The expense ratio increased to 62.6% for the year ended December 31, 2003 as compared to 60.3% for 2002. The increase in the expense ratio for the year ended December 31, 2003 primarily reflects the impact of higher reinsurance costs on net earned premiums and higher operating expenses. Operating expenses increased 6.1% for the year ended December 31, 2003 primarily due to increased salary and related expenses, including an accrual for post-employment benefits for three former senior executives and other transition related costs, increased policyholder dividend expense and higher costs for insurance and professional services. The Company continues to work to offset higher reinsurance and loss costs with premium rate actions, acquisition cost reductions and continued productivity improvements and operating efficiencies.

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

     Exposure Management

     As the foregoing results indicate, the Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has enacted various exposure management initiatives, particularly to reduce its risks on large commercial accounts. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, by 48% in 2003 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                         NUMBER OF
                                          ACCOUNTS
                                           AS OF                   TOTAL EXPOSURE
                                        DECEMBER 31,             AS OF DECEMBER 31,
                                        ------------        -----------------------------
COMMERCIAL ACCOUNT EXPOSURE             2003    2002        2003     2002     % REDUCTION
---------------------------             ----    ----        ----     ----     -----------
                                                                (DOLLARS IN BILLIONS)
$100 million and larger...............    7      14         $0.9     $2.7        66.7%
$50 to $100 million...................    8      19          0.6      1.2        52.0
$25 to $50 million....................   13      16          0.5      0.6        16.5
$10 to $25 million....................   66      75          1.0      1.2        17.5
                                         --     ---         ----     ----        ----
Total.................................   94     124         $3.0     $5.7        48.0
                                         ==     ===         ====     ====        ====

     With respect to contract surety, the Company's portfolio is predominantly comprised of contractors with work programs of less than $50 million. "Work program" is the estimated contract value of uncompleted bonded and unbonded work. Bonded backlog is a measure of the Company's exposure in the event of default before indemnification, salvage and subrogation recoveries. The following table summarized the composition of the Company's contractor portfolio by size of estimated work program at December 31, 2003:

                                                                              ESTIMATED
                                                               NUMBER OF        BONDED
                                                                ACCOUNTS       BACKLOG
                                                                 AS OF          AS OF
                                                              DECEMBER 31,   DECEMBER 31,
CONTRACT WORK PROGRAM                                             2003           2003
---------------------                                         ------------   ------------
                                                                             (DOLLARS IN
                                                                              BILLIONS)
$150 million and larger.....................................        39          $ 5.8
$100 to $150 million........................................        40            1.8
$50 to $100 million.........................................       137            5.2
$30 to $50 million..........................................       151            3.0
Less than $30 million.......................................     3,582            2.3
                                                                 -----          -----
Total.......................................................     3,949          $18.1
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

     Investment Income

     For the year ended December 31, 2003, net investment income was $26.3 million compared to net investment income for the years ended December 31, 2002 and 2001 of $27.8 million and $29.5 million, respectively. The annualized pretax yield was 4.4%, 4.8% and 5.3% for the years ended December 31, 2003, 2002 and 2001, respectively. The annualized after-tax yield was 3.6%, 3.8% and 4.0% for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in investment income for the year ended December 31, 2003 is attributable to the impact of lower investment yields and greater investment in tax-exempt securities. The decrease in investment income for the year ended December 31, 2002 is attributable to the impact of lower investment yields and reduced invested assets primarily associated with increased policyholder dividend payments to shareholders and the retirement of debt.

     Net realized investment gains/losses were approximately $1.8 million in gains, $7.6 million in losses and $46,000 in gains for the years ended December 31, 2003, 2002 and 2001, respectively. The net realized investment losses in 2002 reflect the Company's insurance subsidiaries decision to liquidate their common equity portfolios during 2002. The volatility of the equity markets was adversely impacting the Company's reported regulatory capital requirements.

     The following summarizes net realized investment gains (losses) for the three years ended December 31, 2003:

                                                               YEARS ENDED DECEMBER 31,
                                                           ---------------------------------
                                                            2003         2002         2001
                                                            ----         ----         ----
Gross realized investment gains......................      $2,368      $ 11,183      $ 1,118
Gross realized investment losses.....................        (542)      (18,769)      (1,072)
                                                           ------      --------      -------
Net realized investment gain (losses)................      $1,826      $ (7,586)     $    46
                                                           ======      ========      =======

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

     Analysis of Other Operations

     As of January 1, 2002, the Company adopted SFAS No. 142 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The periodic amortization of goodwill and intangibles ceased as of December 31, 2001. Amortization expense was $6.1 million for the year ended December 31, 2001. Intangible assets primarily represent goodwill and identified intangibles arising from the acquisition of Capsure.

     The Company completed its annual goodwill impairment testing as of October 1, 2003 whereby no impairment was indicated.

     Interest expense decreased $0.2 million, or 10.8%, for the year ended December 31, 2003 compared to the same period in 2002, primarily due to lower outstanding debt levels. The weighted average interest rate for the year ended December 31, 2003 was 2.4% compared to 2.2% and 4.4% for the periods ended December 31, 2002 and 2001, respectively. Interest expense decreased $2.2 million, or 56.5%, for the year ended December 31, 2002 compared to the same period in 2001, primarily due to lower outstanding debt levels and lower interest rates. Average debt outstanding was $55.6 million in 2003 compared to $73.4 million and $82.8 million in 2002 and 2001, respectively.

     Income Taxes

     The Company's income tax benefit was $18.0 million for the year ended December 31, 2003 compared to income tax expense of $12.6 million and $19.8 million, respectively for the same periods in 2002 and 2001. The effective income tax rates were 56.0%, 29.6% and 35.0% for the years ended December 31, 2003, 2002 and 2001, respectively. The change in the estimated effective tax rate in 2003 primarily relates to taxable losses from insurance underwriting and greater investments in tax-exempt securities in 2003. The decrease in the estimated effective tax rate in 2002 primarily relates to increased tax-exempt income and the adoption of SFAS No. 142, which ended the periodic amortization of the Company's goodwill and intangible assets.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At December 31, 2003, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $573.7 million of fixed income securities, $49.8 million of short-term investments, $1.1 million of other investments and $2.0 million of cash. At December 31, 2002, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $564.8 million of fixed income securities, $41.9 million of short-term investments, $1.3 million of other investments and $10.7 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At December 31, 2003, the parent company's invested assets consisted of $6.3 million of fixed income securities, $1.1 million of equity securities, $14.1 million of short-term investments and $6.0 million of cash. At December 31, 2002, the parent company's invested assets consisted of $5.7 million of fixed income securities, $0.8 million of equity securities, $8.8 million of short-term investments and $4.3 million of cash. As of December 31, 2003 and December 31, 2002, parent company short-term investments and cash included $6.6 million and $4.8 million, respectively, of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

     The Company's consolidated net cash flow provided by operating activities was $25.2 million, $85.5 million and $57.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in cash flow provided in 2003 is primarily due to increased loss payments. The increase in net cash flow provided by operating activities in 2002 primarily relates to decreases in insurance receivables, primarily reinsurance recoverables from affiliates.

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

     Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan. As a result, the current effective interest rate on the term loan as of December 31, 2003 was 2.76%.

     The Term Loan balance was reduced by $10 million through December 31, 2003 according to the scheduled amortization. Further amortization of the Term Loan will take place at $10 million per year, in equal semi-annual installments of $5 million on the following dates:

DATE                                                       AMORTIZATION      OUTSTANDING BALANCE
----                                                       ------------      -------------------
March 31, 2004.......................................       $5,000,000           $15,000,000
September 30, 2004...................................        5,000,000            10,000,000
March 31, 2005.......................................        5,000,000             5,000,000
September 30, 2005...................................        5,000,000                    --

     The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at December 31, 2003 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan, was 0.625% at December 31, 2003 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of December 31, 2003, the weighted average interest rate was 2.4% on the $50 million of outstanding borrowings. As of December 31, 2002, the weighted average interest rate on the 2002 Credit Facility was 1.9% on the $60 million of outstanding borrowings.

     The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. Due to the net loss reported for the third quarter of 2003, the Company was in violation of the minimum fixed charge coverage test. The lenders granted the Company a waiver for this violation and amended the 2002 Credit Facility to replace the fixed charge coverage ratio requirement for the next three quarters with a minimum earnings requirement. At December 31, 2003 and 2002, CNA Surety was in compliance with all restrictive debt covenants in effect at those times.

     In 1999, CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange, for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at December 31, 2003 was $0.4 million.

     A summary of the Company's commitments as of December 31, 2003 is presented in the following table:

     COMMITMENTS

DECEMBER 31, 2003                  2004    2005    2006   2007   2008   THEREAFTER   TOTAL
-----------------                  ----    ----    ----   ----   ----   ----------   -----
(IN MILLIONS)
Debt.............................  $10.4   $40.0   $ --   $ --   $ --      $ --      $50.4
Operating leases.................    1.7     1.6    1.4    1.1    1.0       3.7       10.5
Other long-term liabilities(a)...    1.6     1.7    0.4    0.4    0.5       5.5       10.1
                                   -----   -----   ----   ----   ----      ----      -----
Total............................  $13.7   $43.3   $1.8   $1.5   $1.5      $9.2      $71.0
                                   =====   =====   ====   ====   ====      ====      =====

---------------

(a) reflects post-employment obligations to former executives and unfunded post-retirement benefit plans

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2004 is based on statutory surplus and income at and for the year ended December 31, 2003. Without prior regulatory approval in 2004, CNA Surety's insurance subsidiaries may pay stockholder dividends of $19.0 million in the aggregate. CNA Surety received $28.5 million in dividends from its insurance subsidiaries in 2003 and $31.2 million in 2002.

     Combined statutory surplus totaled $190.4 million at year-end, resulting in a net written premium to statutory surplus ratio of 1.7 to 1. On December 31, 2003 the Company changed its legal entity structure so that USA and SBCA became subsidiaries of Western Surety. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2004 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $145.0 million at Western Surety. This surplus constraint may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety Corporation.

     In accordance with the provisions of inter-company tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax-sharing payments from its subsidiaries of $7.4 million for the year ended December 31, 2003 and $9.9 million for the year ended December 31, 2002.

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

FINANCIAL CONDITION

     Investment Portfolio

     The following table summarizes the distribution of the Company's fixed income and equity portfolios at estimated fair values as of December 31, 2003 and 2002 (dollars in thousands):

                                                       DECEMBER 31,           DECEMBER 31,
                                                           2003                   2002
                                                        ESTIMATED     % OF     ESTIMATED     % OF
                                                        FAIR VALUE    TOTAL    FAIR VALUE    TOTAL
                                                       ------------   -----   ------------   -----
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
     U.S. Treasury...................................    $ 21,764       3.7%    $ 17,100       3.0%
     U.S. Agencies...................................       6,610       1.1       29,930       5.2
     Collateralized mortgage obligations.............          77       0.0          163       0.0
     Mortgage pass-through securities................       7,993       1.4       22,047       3.9
Obligations of states and political subdivisions.....     402,411      69.3      367,934      64.4
Corporate bonds......................................     101,727      17.5       82,145      14.4
Non-agency collateralized mortgage obligations.......       8,845       1.5       10,916       1.9
Other asset-backed securities:
  Second mortgages/home equity loans.................       6,147       1.1       12,456       2.2
  Credit card receivables............................       5,051       0.9        5,087       0.9
  Other..............................................       4,798       0.8        8,491       1.5
Redeemable preferred stock...........................      14,633       2.5       14,269       2.5
                                                         --------     -----     --------     -----
     Total fixed income securities...................     580,056      99.8%     570,538      99.9%
Equity securities....................................       1,061       0.2          761       0.1
                                                         --------     -----     --------     -----
     Total...........................................    $581,117     100.0%    $571,299     100.0%
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

     The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety by investment category, were as follows (dollars in thousands):

                                                                                  GROSS
                                                                            UNREALIZED LOSSES
                                                              GROSS       ----------------------
                                        AMORTIZED COST      UNREALIZED    LESS THAN    MORE THAN    ESTIMATED FAIR
DECEMBER 31, 2003                           OR COST           GAINS       12 MONTHS    12 MONTHS        VALUE
-----------------                       --------------      ----------    ---------    ---------    --------------
Fixed income securities:
U.S. Treasury securities and
  obligations of U.S. Government
  and agencies:
     U.S. Treasury.................        $ 21,267          $   497        $  --        $ --          $ 21,764
     U.S. Agencies.................           6,552              157          (99)         --             6,610
     Collateralized mortgage
       obligations.................              76                1           --          --                77
     Mortgage pass-through
       securities..................           7,607              386           --          --             7,993
Obligations of states and political
  subdivisions.....................         376,961           25,604         (127)        (27)          402,411
Corporate bonds....................          94,560            7,212          (45)         --           101,727
Non-agency collateralized mortgage
  obligations......................           8,443              424           --         (22)            8,845
Other asset-backed securities:
  Second mortgages/home equity
     loans.........................           5,721              426           --          --             6,147
  Credit card receivables..........           5,000               51           --          --             5,051
  Other............................           4,619              192          (13)         --             4,798
Redeemable preferred stock.........          13,395            1,238           --          --            14,633
                                           --------          -------        -----        ----          --------
     Total fixed income
       securities..................         544,201           36,188         (284)        (49)          580,056
Equity securities..................             992               69           --          --             1,061
                                           --------          -------        -----        ----          --------
     Total.........................        $545,193          $36,257        $(284)       $(49)         $581,117
                                           ========          =======        =====        ====          ========

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

     The following table sets forth the ratings assigned by S&P or Moody's Investor Services, Inc. ("Moody's") of the fixed income securities portfolio of the Company as of December 31, 2003 and 2002 (dollars in thousands):

                                                                 2003                            2002
                                                      --------------------------      --------------------------
CREDIT RATING                                         FAIR VALUE      % OF TOTAL      FAIR VALUE      % OF TOTAL
-------------                                         ----------      ----------      ----------      ----------
AAA/Aaa.........................................       $340,374           58.7%        $358,976           62.9%
AA/Aa...........................................        116,051           20.0          110,593           19.4
A/Aa............................................         45,187            7.8           52,447            9.2
BBB.............................................         69,853           12.0           41,612            7.3
Not Rated.......................................          8,591            1.5            6,910            1.2
                                                       --------        -------         --------        -------
     Total......................................       $580,056          100.0%        $570,538          100.0%

     As of December 31, 2003 and 2002, 99% of the Company's fixed income securities were considered investment grade by S&P or Moody's and 79% and 82% were rated at least AA by those agencies for 2003 and 2002, respectively. The Company's investments in fixed income securities do not contain any industry concentration of credit risk.

     As of December 31, 2003, municipal securities of the State of Texas, the State of Michigan, the State of Florida, and the State of Illinois and each state's related political subdivisions each represent 5.6%, 5.5%, 5.4% and 4.5%, respectively, of the estimated fair value of the Company's fixed income portfolio. Municipal securities of each other state individually represent less than 4% of the Company's fixed income portfolio.

     The following table provides the composition of fixed maturity securities with an unrealized loss at December 31, 2003 in relation to the total of all fixed maturity securities by contractual maturities:

                                                                   % OF          % OF
                                                                  MARKET      UNREALIZED
CONTRACTUAL MATURITY                                              VALUE          LOSS
--------------------                                              ------      ----------
Due in one year or less.....................................         0%            0%
Due after one year through five years.......................         0             0
Due after five years through ten years......................        63            51
Due after ten years.........................................        23            38
Asset-backed securities.....................................        14            11
                                                                   ---           ---
Total.......................................................       100%          100%
                                                                   ===           ===

     The following table summarizes for fixed maturities in an unrealized loss position at December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

                                                                      DECEMBER 31, 2003
                                                                  --------------------------
                                                                                    GROSS
                                                                  ESTIMATED       UNREALIZED
UNREALIZED LOSS AGING                                             FAIR VALUE         LOSS
---------------------                                             ----------      ----------
Fixed maturity securities:
  Investment grade:
     0-12 months............................................       $21,074           $284
     Greater than 12 months.................................         2,224             49
                                                                   -------           ----
  Total investment grade....................................        23,298            333
                                                                   -------           ----

     A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. The Company follows a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. The Company has established a watch list that is reviewed by the Chief Financial Officer and two other executive officers on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.

     When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the issuer's financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

     The decision to record an impairment loss incorporates both quantitative criteria and qualitative information. The Company considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

     For securities for which an impairment loss has been recorded, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Operations.

     For the years ended December 31, 2003 and 2002, the Company had no impaired securities.

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

     The Company's estimated liability for unpaid loss and loss adjustment expenses is recorded at management's best estimate that is based on various statistical reviews and analyses performed by the Company and management's judgment as to the responsiveness of these reviews and analyses to the factors affecting the Company's loss and loss adjustment expense reserves. Management considers factors such as changes in inflation, changes in claim handling and case reserving, changes in underwriting and pricing, changes in reinsurance programs, the Company's net retained liability and changes in the legal environment.

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

     The Company recorded net unfavorable loss reserve development which resulted in increases in the estimated liability of $39.3 million, $6.2 million and $4.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Note 7 to the accompanying Consolidated Financial Statements presents a table of the activity in the reserves for unpaid losses and loss adjustment expenses for the Company. This table highlights the impact of revisions to the estimated liability established in prior years.

     Risk Based Capital ("RBC") and Other Regulatory Ratios

     The National Association of Insurance Commissioners ("NAIC") has promulgated RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on behalf of a company or regulators. As of December 31, 2003, each of CNA Surety's insurance subsidiaries had a Ratio that was in compliance with minimum RBC requirements.

     CNA Surety's insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer generally should not exceed 3 to 1. On December 31, 2003, Western Surety and its insurance subsidiaries had a combined statutory surplus of $190.4 million and its net written premiums to surplus ratio was 1.7 to 1. On December 31, 2002, CNA Surety had a combined statutory surplus of $231.4 million. The combined statutory surplus of Western Surety and SBCA was $223.7 million and its net written premiums to surplus ratio was 1.3 to 1. USA's statutory surplus was $7.6 million and the net written premiums to surplus ratio was 0.8 to 1. The

Company believes that each insurance company's statutory surplus is sufficient to support its current and anticipated premium levels.

     The NAIC has also developed a rating system, the Insurance Regulatory Information System ("IRIS"), primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of twelve financial ratios that address various aspects of each insurer's financial condition and stability. In 2003 and 2002, most of the ratios for Western Surety, USA and SBCA were within the "usual" ranges as defined by the NAIC, except as noted. In 2003, Western Surety's Investment Yield was outside the usual range due to greater investment in tax-exempt securities. Also, the One-Year Reserve Development to Policyholder's Surplus was outside the usual range due to prior year adverse claim development. In 2002, Western Surety's IRIS Ratios were all within the usual ranges as defined by the NAIC. In 2003, USA's Change in Net Writings was outside the usual range due to decreased writings of contract surety bonds. In 2003 and 2002, USA's Two-Year Overall Operating ratio was outside of the usual range, primarily due to increases in the loss and expense ratios. In 2002, USA's Change in Policyholders' Surplus ratio was outside of the usual range primarily due to USA's declaration and payment of an extraordinary dividend to CNA Surety Corporation. SBCA's Investment Yield for 2003 and 2002 was outside of the usual range primarily due to generally lower investment rates along with a concentration of short-term investments. In 2002, SBCA's Change in Net Writings ratio was outside of the usual range due to increased notary bond volume.

IMPACT OF ADOPTING ACCOUNTING PRONOUNCEMENTS

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

     FIN No. 46 defines a VIE as one in which a) the equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties which is provided through other interests that will absorb some or all of the expected losses of the entity or b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest i) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights or ii) the obligation to absorb the expected losses of the entity, if they occur or receive residual returns of the entity, if they occur or iii) the right to receive the expected residual returns of the entity if they occur. The primary beneficiary of a VIE is required to consolidate the results of operations of the VIE. Financial statements issued are required to disclose the nature, purpose, activities and size of the VIE and maximum exposure to loss as a result of its involvement with the VIE. The Company has adopted FIN No. 46. In December 2003, the FASB issued a revision to FIN No. 46 ("Fin No. 46R") that further clarified the application of ARB No. 51. The Company has adopted FIN No. 46R. The Company is neither a primary beneficiary of a VIE nor does it have a significant involvement with a VIE.

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

YEARS ENDED DECEMBER 31
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2003      2002      2001
-------------------------------------                           ----      ----      ----
Net income (loss)...........................................  $(14,151)  $30,119   $36,908
Less: Total stock based compensation cost determined under
  the fair value method, net of tax.........................      (118)      (12)     (530)
                                                              --------   -------   -------
Pro forma net income (loss).................................  $(14,269)  $30,107   $36,378
                                                              ========   =======   =======
Basic and diluted earnings (loss) per share, as reported....  $  (0.33)  $  0.70   $  0.86
                                                              ========   =======   =======
Basic and diluted earnings (loss) per share, pro forma......  $  (0.33)  $  0.70   $  0.85
                                                              ========   =======   =======

     In April of 2003, the FASB issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not have a significant impact on the Company's financial position or results of operations.

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

     SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003. For all financial instruments entered into prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003, which for CNA Surety began July 1, 2003. The Company does not have any financial instruments outstanding to which provisions of SFAS 150 apply. Therefore the adoption of SFAS 150 did not have any impact on the Company's financial position or results of operations.

     In November of 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") that certain quantitative and qualitative disclosures are required for equity and fixed maturity securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The guidance requires companies to disclose the aggregate amount of unrealized losses and the related fair value of investments with unrealized losses for securities that have been in an unrealized loss position for less than 12 months and separately for those that have been in an unrealized loss position for over 12 months, by investment category. The Company has adopted the disclosure requirements in these financial statements. Further discussion on the meaning of other-than-temporary impairments for EITF 03-1 is expected at a future EITF meeting.

     In December of 2003, the FASB revised SFAS No. 132 entitled "Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132) to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The SFAS No. 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. The Company has implemented the revised disclosures required for fiscal years ending after December 15, 2003 in these financial statements and will implement the interim disclosure requirements and annual benefit payment disclosures in all subsequent interim and annual financial statements.

FORWARD-LOOKING STATEMENTS

     This report includes a number of statements which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. Forward-looking statements generally include words such as "believes," "expects," "intends," "anticipates," "estimates," and similar expressions. Forward-looking statements in this report include expected developments in the Company's insurance business, including incurred losses and loss and loss adjustment expense reserves; the impact of routine ongoing insurance reserve reviews being conducted by the Company; the ongoing state regulatory examinations of the Company's primary insurance company subsidiaries, and the Company's responses to the results of those reviews and examinations; the Company's expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company's expense reduction and restructuring activities; and the Company's proposed actions in response to trends in its business.

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

     - the risks and uncertainties associated with the Company's loss reserves as outlined in the Reserves section of this MD&A; and,

     - the possibility of further changes in the Company's ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices.

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

     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst-case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of December 31, 2003. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following table.

                                                                                             HYPOTHETICAL
                                                                           ESTIMATED FAIR     PERCENTAGE
                                                         HYPOTHETICAL       VALUE AFTER        INCREASE
                                       FAIR VALUE AT       CHANGE IN        HYPOTHETICAL    (DECREASE) IN
                                       DECEMBER 31,      INTEREST RATE       CHANGE IN      STOCKHOLDERS'
                                           2003        (BP=BASIS POINTS)   INTEREST RATE        EQUITY
                                       -------------   -----------------   --------------   --------------
                                                             (DOLLARS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government
     agencies and authorities........    $ 45,402       200 bp increase       $40,128             (0.8)%
                                                        100 bp increase        42,853             (0.4)
                                                        100 bp decrease        47,572              0.3
                                                        200 bp decrease        49,641              0.7
  States, municipalities and
     political subdivisions..........     402,411       200 bp increase       349,291             (8.4)
                                                        100 bp increase       375,189             (4.3)
                                                        100 bp decrease       430,247              4.4
                                                        200 bp decrease       459,412              9.0
  Corporate bonds and all other......     132,243
                                         --------       200 bp increase       121,737             (1.7)
                                                        100 bp increase       126,611             (0.9)
                                                        100 bp decrease       137,384              0.8
                                                        200 bp decrease       143,331              1.8
     Total fixed income securities...    $580,056
                                         ========       200 bp increase       511,156            (10.9)
                                                        100 bp increase       544,654             (5.6)
                                                        100 bp decrease       615,203              5.6
                                                        200 bp decrease       652,384             11.5

                                                                                             HYPOTHETICAL
                                                                           ESTIMATED FAIR     PERCENTAGE
                                                         HYPOTHETICAL       VALUE AFTER        INCREASE
                                       FAIR VALUE AT       CHANGE IN        HYPOTHETICAL    (DECREASE) IN
                                       DECEMBER 31,      INTEREST RATE       CHANGE IN      STOCKHOLDERS'
                                           2002        (BP=BASIS POINTS)   INTEREST RATE        EQUITY
                                       -------------   -----------------   --------------   --------------
                                                             (DOLLARS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government
     agencies and authorities........    $ 69,240       200 bp increase       $61,233             (1.2)%
                                                        100 bp increase        65,075             (0.6)
                                                        100 bp decrease        72,300              0.5
                                                        200 bp decrease        75,547              1.0
  States, municipalities and
     political subdivisions..........     367,934       200 bp increase       335,430             (5.0)
                                                        100 bp increase       350,594             (2.7)
                                                        100 bp decrease       386,612              2.9
                                                        200 bp decrease       406,784              6.0
  Corporate bonds and all other......     133,364
                                         --------       200 bp increase       126,858             (1.0)
                                                        100 bp increase       130,128             (0.5)
                                                        100 bp decrease       137,148              0.6
                                                        200 bp decrease       140,893              1.2
     Total fixed income securities...    $570,538
                                         ========       200 bp increase       523,521             (7.3)
                                                        100 bp increase       545,797             (3.8)
                                                        100 bp decrease       596,060              4.0
                                                        200 bp decrease       623,224              8.2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CNA Surety Corporation

     We have audited the accompanying consolidated balance sheets of CNA Surety Corporation and subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CNA Surety Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 12, 2004

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                                 ----         ----
                                                              (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost:
    $544,201 and $539,364)..................................  $  580,056   $  570,538
  Equity securities, at fair value (cost: $992 and $852)....       1,061          761
  Short-term investments, at cost (approximates fair
    value)..................................................      63,871       50,669
  Other investments, at fair value..........................       1,119        1,257
  Cash......................................................       7,965       14,979
                                                              ----------   ----------
    Total invested assets and cash..........................     654,072      638,204
Deferred policy acquisition costs...........................     104,674       96,386
Insurance receivables:
  Premiums, including $18,394 and $34,097 from affiliates
    (net of allowance for doubtful accounts: $1,575 and
    $1,365).................................................      39,455       45,423
  Reinsurance, including $52,704 and $17,589 from
    affiliates..............................................     177,775      129,964
Intangible assets (net of accumulated amortization: $25,523
  and $25,523)..............................................     138,785      143,785
Current income taxes receivable.............................      21,315           --
Property and equipment, at cost (less accumulated
  depreciation: $18,944 and $16,047)........................      16,556       17,260
Prepaid reinsurance premiums................................       6,432       13,337
Other assets................................................      10,059        9,021
                                                              ----------   ----------
       Total assets.........................................  $1,169,123   $1,093,380
                                                              ==========   ==========
                                     LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses................  $  413,539   $  303,433
  Unearned premiums.........................................     224,068      216,213
                                                              ----------   ----------
    Total reserves..........................................     637,607      519,646
Debt........................................................      50,418       60,816
Deferred income taxes, net..................................      30,738       30,727
Current income taxes payable................................          --        5,889
Reinsurance and other payables to affiliates................         191       23,003
Accrued expenses............................................      14,854       12,962
Other liabilities...........................................      25,174       19,776
                                                              ----------   ----------
    Total liabilities.......................................  $  758,982   $  672,819
Commitments and contingencies (See Note 8)
                                STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 20,000 shares
  authorized; none issued and outstanding...................          --           --
Common stock, par value $.01 per share, 100,000 shares
  authorized; 44,401 shares issued and 42,980 shares
  outstanding at December 31, 2003 and 44,386 shares issued
  and 42,947 shares outstanding at December 31, 2002........         444          444
Additional paid-in capital..................................     255,816      255,765
Retained earnings...........................................     145,786      159,937
Accumulated other comprehensive income......................      23,351       19,861
Treasury stock, at cost.....................................     (15,256)     (15,446)
                                                              ----------   ----------
    Total stockholders' equity..............................     410,141      420,561
                                                              ----------   ----------
    Total liabilities and stockholders' equity..............  $1,169,123   $1,093,380
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                                ----       ----       ----
                                                                  (AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Revenues:
  Net earned premium........................................  $304,449   $298,319   $320,910
  Net investment income.....................................    26,301     27,754     29,515
  Net realized investment gains (losses)....................     1,826     (7,586)        46
                                                              --------   --------   --------
     Total revenues.........................................   332,576    318,487    350,471
                                                              --------   --------   --------
Expenses:
  Net losses and loss adjustment expenses...................   172,476     94,198     80,836
  Net commissions, brokerage and other underwriting
     expenses...............................................   190,740    179,827    202,877
  Interest expense..........................................     1,523      1,708      3,925
  Amortization of intangible assets.........................        --         --      6,097
                                                              --------   --------   --------
     Total expenses.........................................   364,739    275,733    293,735
                                                              --------   --------   --------
Income (loss) before income taxes...........................   (32,163)    42,754     56,736
Income taxes................................................   (18,012)    12,635     19,828
                                                              --------   --------   --------
Net income (loss)...........................................  $(14,151)  $ 30,119   $ 36,908
                                                              ========   ========   ========
Earnings per share..........................................  $  (0.33)  $   0.70   $   0.86
                                                              ========   ========   ========
Earnings per share, assuming dilution.......................  $  (0.33)  $   0.70   $   0.86
                                                              ========   ========   ========
Weighted average shares outstanding.........................    42,967     42,910     42,744
                                                              ========   ========   ========
Weighted average shares outstanding, assuming dilution......    42,989     43,028     42,938
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                     COMMON                                                                 OTHER
                                  STOCK SHARES   COMMON   ADDITIONAL PAID-   COMPREHENSIVE   RETAINED   COMPREHENSIVE
                                  OUTSTANDING    STOCK       IN CAPITAL      INCOME (LOSS)   EARNINGS      INCOME
                                  ------------   ------   ----------------   -------------   --------   -------------
                                                                (AMOUNTS IN THOUSANDS)
Balance, December 31, 2000......     42,702       $441        $253,497                       $135,308      $   267
                                     ======       ====        ========                       ========      =======
Comprehensive income:
Net income......................         --         --              --           36,908        36,908           --
Other comprehensive income:
  Change in unrealized gains on
    securities (after income
    taxes), net of
    reclassification adjustment
    of $(823)...................         --         --              --               11            --           11
                                                                               --------
        Total comprehensive
          income................                                               $ 36,919
                                                                               ========
Purchase of treasury stock......         --         --              --                             --           --
Employee Stock Purchase Program
  issuance from treasury
  stock.........................         --         --               5                             --           --
Stock options exercised and
  other.........................         78          1             631                             --           --
Dividends paid to
  stockholders..................         --         --              --                        (23,088)          --
                                     ------       ----        --------                       --------      -------
Balance, December 31, 2001......     42,780       $442        $254,133                       $149,128      $   278
                                     ======       ====        ========                       ========      =======
Comprehensive income:
Net income......................         --         --              --           30,119        30,119           --
Other comprehensive income:
  Change in unrealized gains on
    securities (after income
    taxes), net of
    reclassification adjustment
    of $(16,627)................         --         --              --           19,583            --       19,583
                                                                               --------
        Total comprehensive
          income................                                               $ 49,702
                                                                               ========
Purchase of treasury stock......         --         --              --                             --           --
Employee Stock Purchase Program
  issuance from treasury
  stock.........................         10         --              15                             --           --
Stock options exercised and
  other.........................        157          2           1,617                             --           --
Dividends paid to
  stockholders..................         --         --              --                        (19,310)          --
                                     ------       ----        --------                       --------      -------
Balance, December 31, 2002......     42,947       $444        $255,765                       $159,937      $19,861
                                     ======       ====        ========                       ========      =======
Comprehensive income:
Net income......................         --         --              --          (14,151)      (14,151)          --
Other comprehensive income:
  Change in unrealized gains on
    securities (after income
    taxes), net of
    reclassification adjustment
    of $1,618...................         --         --              --            3,490            --        3,490
                                                                               --------
        Total comprehensive
          income................                                               $(10,661)
                                                                               ========
Purchase of treasury stock......         --         --              --                             --           --
Employee Stock Purchase Program
  issuance from treasury
  stock.........................         18         --             (71)                            --           --
Stock options exercised and
  other.........................         15         --             122                             --           --
Dividends paid to
  stockholders..................         --         --              --                             --           --
                                     ------       ----        --------                       --------      -------
Balance, December 31, 2003......     42,980       $444        $255,816                       $145,786      $23,351
                                     ======       ====        ========                       ========      =======


                                  TREASURY        TOTAL
                                    STOCK     STOCKHOLDERS'
                                  (AT COST)       EQUITY
                                  ---------   -------------
                                    (AMOUNTS IN THOUSANDS)
Balance, December 31, 2000......  $(15,481)      $374,032
                                  ========       ========
Comprehensive income:
Net income......................        --         36,908
Other comprehensive income:
  Change in unrealized gains on
    securities (after income
    taxes), net of
    reclassification adjustment
    of $(823)...................        --             11
        Total comprehensive
          income................
Purchase of treasury stock......      (124)          (124)
Employee Stock Purchase Program
  issuance from treasury
  stock.........................        52             57
Stock options exercised and
  other.........................        --            632
Dividends paid to
  stockholders..................        --        (23,088)
                                  --------       --------
Balance, December 31, 2001......  $(15,553)      $388,428
                                  ========       ========
Comprehensive income:
Net income......................        --         30,119
Other comprehensive income:
  Change in unrealized gains on
    securities (after income
    taxes), net of
    reclassification adjustment
    of $(16,627)................        --         19,583
        Total comprehensive
          income................
Purchase of treasury stock......        --             --
Employee Stock Purchase Program
  issuance from treasury
  stock.........................       107            122
Stock options exercised and
  other.........................        --          1,619
Dividends paid to
  stockholders..................        --        (19,310)
                                  --------       --------
Balance, December 31, 2002......  $(15,446)      $420,561
                                  ========       ========
Comprehensive income:
Net income......................        --        (14,151)
Other comprehensive income:
  Change in unrealized gains on
    securities (after income
    taxes), net of
    reclassification adjustment
    of $1,618...................        --          3,490
        Total comprehensive
          income................
Purchase of treasury stock......        --             --
Employee Stock Purchase Program
  issuance from treasury
  stock.........................       190            119
Stock options exercised and
  other.........................        --            122
Dividends paid to
  stockholders..................        --             --
                                  --------       --------
Balance, December 31, 2003......  $(15,256)      $410,141
                                  ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2003       2002        2001
                                                       ----       ----        ----
                                                          (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)................................  $(14,151)  $  30,119   $  36,908
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.................     4,197       3,866       9,614
     Accretion of bond discount, net...............     2,093       1,028         728
     Net realized investment (gains) losses........    (1,826)      7,586         (46)
  Changes in:
     Insurance receivables.........................   (41,846)     37,774     (99,609)
     Reserve for unearned premiums.................     7,855      15,834      (1,800)
     Reserve for unpaid losses and loss adjustment
       expenses....................................   110,106     (12,378)    111,354
     Deferred policy acquisition costs.............    (8,288)     (6,598)      1,615
     Deferred income taxes, net....................    (1,872)        171         181
     Reinsurance and other payables to
       affiliates..................................   (22,811)     15,614         806
     Prepaid reinsurance premiums..................     6,905      (7,499)     (3,306)
     Other assets and liabilities..................   (15,141)         21         593
                                                     --------   ---------   ---------
          Net cash provided by operating
            activities.............................    25,221      85,538      57,038
                                                     --------   ---------   ---------
INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases.....................................   (88,311)   (239,019)   (140,857)
     Maturities....................................    30,251      29,303      62,507
     Sales.........................................    53,394     142,322      67,370
  Purchases of equity securities...................      (439)    (22,870)     (6,706)
  Proceeds from the sale of equity securities......       294      48,900       1,617
  Purchases and sales of short-term investments....   (13,193)      2,942        (938)
  Changes in other investments.....................       229       3,209        (131)
  Purchases of property and equipment..............    (3,903)     (3,881)     (6,396)
  Changes in receivables/payables for securities
     sold/purchased................................        --     (11,409)     21,812
  Other, net.......................................      (286)        (62)        (53)
                                                     --------   ---------   ---------
          Net cash used in investing activities....   (21,964)    (50,565)     (1,775)
                                                     --------   ---------   ---------
FINANCING ACTIVITIES:
  Proceeds from debt...............................        --      71,000          --
  Principal payments on debt.......................   (10,398)    (86,379)    (25,361)
  Dividends to stockholders........................        --     (19,310)    (23,088)
  Issuance of treasury stock to employee stock
     purchase plan.................................       119         122          57
  Purchase of treasury stock.......................        --          --        (124)
  Employee stock option exercises..................         8       1,414         462
                                                     --------   ---------   ---------
          Net cash used in financing activities....   (10,271)    (33,153)    (48,054)
                                                     --------   ---------   ---------
Increase (decrease) in cash........................    (7,014)      1,820       7,209
Cash at beginning of period........................    14,979      13,159       5,950
                                                     --------   ---------   ---------
Cash at end of period..............................  $  7,965   $  14,979   $  13,159
                                                     ========   =========   =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest......................................  $  1,260   $   2,136   $   3,563
     Income taxes..................................  $  5,816   $   8,000   $  23,750

  The accompanying notes are an integral part of these consolidated financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Formation of CNA Surety Corporation and Merger

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure Holdings Corp.'s ("Capsure") insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into CNA Surety. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation ("Loews") owns approximately 90% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were CCC and CIC.

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

     Short-term investments that generally include U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents, are carried at amortized cost which approximates fair value.

Deferred Policy Acquisition Costs

     Policy acquisition costs, consisting of commissions, premium taxes and other underwriting expenses that vary with, and are primarily related to, the production of business, net of reinsurance commissions, are

                    CNA SURETY CORPORATION AND SUBSIDIARIES
deferred and amortized as a charge to income as the related premiums are earned. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

Intangible Assets

     CNA Surety's Consolidated Balance Sheet as of December 31, 2003 includes goodwill and identified intangibles of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this and other acquisitions were generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

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

     The Company completed its annual goodwill impairment testing as of October 1, 2003 whereby no impairment was indicated.

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

Reinsurance

     The Company assumes and cedes insurance with other insurers and reinsurers to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Premiums and loss and loss adjustment expenses that are ceded under reinsurance arrangements reduce the respective revenues and

                    CNA SURETY CORPORATION AND SUBSIDIARIES
expenses. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are reported as reinsurance receivables.

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

Income Taxes

     The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to unearned premium reserves and deferred policy acquisition costs. The effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment.

Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and determined principally on a straight-line basis. The cost of maintenance and repairs is charged to income as incurred, major improvements are capitalized.

Earnings Per Share

     Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect of common stock equivalents which is computed using the treasury stock method

     The computation of earnings (loss) per share is as follows (amounts in thousands, except for per share data):

                                                               YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            2003         2002         2001
                                                            ----         ----         ----
Net income (loss)...................................      $(14,151)     $30,119      $36,908
                                                          ========      =======      =======
Shares:
Weighted average shares outstanding.................        42,947       42,780       42,706
  Weighted average shares of options exercised......            20          130           38
                                                          --------      -------      -------
Total weighted average shares outstanding...........        42,967       42,910       42,744
  Effect of dilutive options........................            --          118          194
                                                          --------      -------      -------
Total weighted average shares outstanding, assuming
  dilution..........................................        42,967       43,028       42,938
                                                          ========      =======      =======
Earnings (loss) per share...........................      $  (0.33)     $  0.70      $  0.86
                                                          ========      =======      =======
Earnings (loss) per share, assuming dilution........      $  (0.33)     $  0.70      $  0.86
                                                          ========      =======      =======

     No adjustments were made to reported net income (loss) in the computation of earnings per share.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

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

     In December 2002, the FASB issued SFAS No. 148 entitled "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS No.148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard beginning with the 2002 annual financial statements. The Company has not adopted fair value accounting in 2003. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its plans as

                    CNA SURETY CORPORATION AND SUBSIDIARIES
allowed for under the provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date.

     The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation under the Company's stock-based compensation plan.

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2003          2002         2001
                                                            ----          ----         ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)......................................   $(14,151)     $30,119      $36,908
Less: Total stock based compensation cost determined
  under the fair value method, net of tax..............       (118)         (12)        (530)
                                                          --------      -------      -------
Pro forma net income (loss)............................   $(14,269)     $30,107      $36,378
                                                          ========      =======      =======
Basic and diluted earnings (loss) per share, as
  reported.............................................   $  (0.33)     $  0.70      $  0.86
                                                          ========      =======      =======
Basic and diluted earnings (loss) per share, pro
  forma................................................   $  (0.33)     $  0.70      $  0.85
                                                          ========      =======      =======

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

     SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For all financial instruments entered into prior to May 31, 2003, SFAS 150 was effective at the beginning of the first interim period beginning after June 15, 2003, which for CNA Surety began July 1, 2003. The Company does not have any financial instruments outstanding to which provisions of SFAS 150 apply, therefore the adoption of SFAS 150 did not have any impact on the Company's financial position or results of operations.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

Reclassifications

     Certain amounts in 2002 and 2001 have been reclassified to conform with the current year presentation.

2. INVESTMENTS

     The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety by investment category, were as follows (dollars in thousands):

                                                               GROSS UNREALIZED LOSSES
                                    AMORTIZED     GROSS      ---------------------------
                                     COST OR    UNREALIZED   LESS THAN 12   MORE THAN 12   ESTIMATED FAIR
DECEMBER 31, 2003                     COST        GAINS         MONTHS         MONTHS          VALUE
-----------------                   ---------   ----------   ------------   ------------   --------------
Fixed income securities:
U.S. Treasury securities and
  obligations of U.S. Government
  and agencies:
     U.S. Treasury................  $ 21,267     $   497        $  --           $ --          $ 21,764
     U.S. Agencies................     6,552         157          (99)            --             6,610
     Collateralized mortgage
       obligations................        76           1           --             --                77
     Mortgage pass-through
       securities.................     7,607         386           --             --             7,993
Obligations of states and
  political subdivisions..........   376,961      25,604         (127)           (27)          402,411
Corporate bonds...................    94,560       7,212          (45)            --           101,727
Non-agency collateralized mortgage
  obligations.....................     8,443         424           --            (22)            8,845
Other asset-backed securities:
  Second mortgages/home equity
     loans........................     5,721         426           --             --             6,147
  Credit card receivables.........     5,000          51           --             --             5,051
  Other...........................     4,619         192          (13)            --             4,798
Redeemable preferred stock........    13,395       1,238           --             --            14,633
                                    --------     -------        -----           ----          --------
     Total fixed income
       securities.................   544,201      36,188         (284)           (49)          580,056
Equity securities.................       992          69           --             --             1,061
                                    --------     -------        -----           ----          --------
     Total........................  $545,193     $36,257        $(284)          $(49)         $581,117
                                    ========     =======        =====           ====          ========

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                                  AMORTIZED     GROSS        GROSS
                                                   COST OR    UNREALIZED   UNREALIZED   ESTIMATED FAIR
DECEMBER 31, 2002                                   COST        GAINS        LOSSES         VALUE
-----------------                                 ---------   ----------   ----------   --------------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
     U.S. Treasury..............................  $ 16,140     $   960       $  --         $ 17,100
     U.S. Agencies..............................    29,396         537          (3)          29,930
     Collateralized mortgage obligations........       156           7          --              163
     Mortgage pass-through securities...........    20,981       1,066          --           22,047
Obligations of states and political
  subdivisions..................................   347,918      20,099         (83)         367,934
Corporate bonds.................................    76,181       6,154        (190)          82,145
Non-agency collateralized mortgage
  obligations...................................    10,497         477         (58)          10,916
Other asset-backed securities:
  Second mortgages/home equity loans............    11,842         614          --           12,456
  Credit card receivables.......................     5,000          87          --            5,087
  Other.........................................     7,838         653          --            8,491
Redeemable preferred stock......................    13,415         854          --           14,269
                                                  --------     -------       -----         --------
     Total fixed income securities..............   539,364      31,508        (334)         570,538
Equity securities...............................       852          --         (91)             761
                                                  --------     -------       -----         --------
     Total......................................  $540,216     $31,508       $(425)        $571,299
                                                  ========     =======       =====         ========

     The Company's insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 2003, securities on deposit had an aggregate carrying value of $3.9 million.

     Short-term investments are generally comprised of U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents.

     The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at December 31, 2003 and 2002 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

                                                  2003                         2002
                                       --------------------------   --------------------------
                                       AMORTIZED   ESTIMATED FAIR   AMORTIZED   ESTIMATED FAIR
                                         COST          VALUE          COST          VALUE
                                       ---------   --------------   ---------   --------------
Fixed Income Securities:
Due within one year..................  $  1,006       $  1,016      $  1,327       $  1,329
Due after one year but within five
  years..............................    70,709         74,381        55,040         57,632
Due after five years but within ten
  years..............................   267,010        286,356       215,008        227,425
Due after ten years..................   174,010        185,392       211,675        224,992
                                       --------       --------      --------       --------
                                        512,735        547,145       483,050        511,378
Mortgage pass-through securities,
  collateralized mortgage obligations
  and asset-backed securities........    31,466         32,911        56,314         59,160
                                       --------       --------      --------       --------
                                       $544,201       $580,056      $539,364       $570,538
                                       ========       ========      ========       ========

     Major categories of net investment income and gross realized investment gains and (losses) from sales of available-for-sale securities were as follows (dollars in thousands):

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                                               YEARS ENDED DECEMBER 31,
                                                           ---------------------------------
                                                            2003         2002         2001
                                                            ----         ----         ----
Investment income:
  Fixed income securities............................      $26,152      $25,764      $26,819
  Equity securities..................................          306        1,213          393
  Short-term investments.............................          556        1,359        2,536
  Other..............................................           25          135          402
                                                           -------      -------      -------
  Total investment income............................       27,039       28,471       30,150
Investment expenses..................................         (738)        (717)        (635)
                                                           -------      -------      -------
Net investment income................................      $26,301      $27,754      $29,515
                                                           =======      =======      =======
Gross realized investment gains......................      $ 2,368      $11,183      $ 1,118
Gross realized investment losses.....................         (542)     (18,769)      (1,072)
                                                           -------      -------      -------
Net realized investment gain (losses)................      $ 1,826      $(7,586)     $    46
                                                           =======      =======      =======

     Net unrealized gain and loss on securities included in stockholders' equity at December 31, 2003 and 2002 was comprised of the following (dollars in thousands):

                                              2003                                  2002
                                --------------------------------      --------------------------------
                                 GAINS       LOSSES        NET         GAINS       LOSSES        NET
                                 -----       ------        ---         -----       ------        ---
Fixed income securities...      $36,188      $(333)      $35,855      $31,508      $(334)      $31,174
Equity securities.........           69         --            69           --        (91)          (91)
Other.....................           --         --            --           --       (527)         (527)
                                -------      -----       -------      -------      -----       -------
                                $36,257      $(333)       35,924      $31,508      $(952)       30,556
                                -------      -----                    -------      -----
Deferred income taxes.....                               (12,573)                              (10,695)
                                                         -------                               -------
Net unrealized gain on
  securities..............                               $23,351                               $19,861
                                                         =======                               =======

     The following table provides the composition of fixed maturity securities with an unrealized loss at December 31, 2003 in relation to the total of all fixed maturity securities by contractual maturities:

                                                                   % OF          % OF
                                                                  MARKET      UNREALIZED
CONTRACTUAL MATURITY                                              VALUE          LOSS
--------------------                                              ------      ----------
Due in one year or less.....................................         0%            0%
Due after one year through five years.......................         0             0
Due after five years through ten years......................        63            51
Due after ten years.........................................        23            38
Asset-backed securities.....................................        14            11
                                                                   ---           ---
Total.......................................................       100%          100%
                                                                   ===           ===

     The following table summarizes for fixed maturities in an unrealized loss position at December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                                                      DECEMBER 31, 2003
                                                                  --------------------------
                                                                                    GROSS
                                                                  ESTIMATED       UNREALIZED
UNREALIZED LOSS AGING                                             FAIR VALUE         LOSS
---------------------                                             ----------      ----------
Fixed maturity securities:
  Investment grade:
     0-12 months............................................       $21,074           $284
     Greater than 12 months.................................         2,224             49
                                                                   -------           ----
  Total investment grade....................................        23,298            333
                                                                   -------           ----

     There were no non-investment grade fixed maturities or equity securities in an unrealized loss position at December 31, 2003.

3. DEBT

     On September 30, 2002, the Company refinanced $65 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility, as amended September 30, 2003, provides an aggregate of up to $50 million in borrowings divided between a revolving credit facility (the "Revolving Credit Facility") of $30 million and a term loan facility (the "Term Loan Facility") of $20 million. The Revolving Credit Facility matures on September 30, 2005. The Revolving Credit Facility may be increased from time to time by the amount of amortization under the Term Loan Facility up to an additional $10 million. Such increase is subject to consent by each bank participating in the Revolving Credit Facility, and will take place upon receipt by the banks of the respective installment payments under the Term Loan Facility.

     Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan. As a result, the current effective interest rate on the term loan as of December 31, 2003 was 2.76%.

     The Term Loan Facility balance was reduced by $10 million through December 31, 2003 according to the scheduled amortization and payment schedules. Further amortization and payment of the Term Loan Facility will take place at $10 million per year, in equal semi-annual installments of $5 million on the following dates:

DATE                                                       AMORTIZATION      OUTSTANDING BALANCE
----                                                       ------------      -------------------
March 31, 2004.......................................       $5,000,000           $15,000,000
September 30, 2004...................................        5,000,000            10,000,000
March 31, 2005.......................................        5,000,000             5,000,000
September 30, 2005...................................        5,000,000                    --

     The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at December 31, 2003 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan, was 0.625% at December 31, 2003 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of December 31, 2003, the weighted average interest rate was 2.4% on the $50 million of outstanding borrowings. As of December 31, 2002, the weighted average interest rate on the 2002 Credit Facility was 1.9% on the $60 million of outstanding borrowings.

     The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net

                    CNA SURETY CORPORATION AND SUBSIDIARIES
worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. Due to the net loss reported for the third quarter of 2003, the Company was in violation of the minimum fixed charge coverage test. The lenders granted the Company a waiver for this violation and amended the 2002 Credit Facility to replace the fixed charge coverage ratio requirement for the next three quarters with a minimum earnings requirement. At December 31, 2003 and 2002, CNA Surety was in compliance with all restrictive debt covenants in effect at those times.

     In 1999, CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange, for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at December 31, 2003 was $0.4 million.

     The consolidated balance sheet reflects total debt of $50.4 million at December 31, 2003 and $60.8 million at December 31, 2002. The weighted average interest rate on outstanding borrowings was 2.6% and 2.0% at December 31, 2003 and December 31, 2002 respectively.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The carrying amounts and estimated fair values of financial instruments at December 31, 2003 and 2002 were as follows (dollars in thousands):

                                                       2003                          2002
                                             ------------------------      ------------------------
                                             CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                              AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                             --------      ----------      --------      ----------
Fixed income securities................      $580,056       $580,056       $570,538       $570,538
Equity securities......................         1,061          1,061            761            761
Short-term investments.................        63,871         63,871         50,669         50,669
Other investments......................         1,119          1,119          1,257          1,257
Cash...................................         7,965          7,965         14,979         14,979
Debt...................................        50,418         50,418         60,816         60,816

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

                    CNA SURETY CORPORATION AND SUBSIDIARIES

          Debt -- The estimated fair value of the Company's debt is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity.

5. DEFERRED POLICY ACQUISITION COSTS AND OTHER OPERATING EXPENSES

     Policy acquisition costs deferred and the related amortization of deferred policy acquisition costs were as follows (dollars in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                       2003           2002           2001
                                                       ----           ----           ----
Balance at beginning of period.................      $  96,386      $  89,788      $  91,403
  Costs deferred...............................        149,938        145,589        145,885
  Amortization.................................       (141,650)      (138,991)      (147,500)
                                                     ---------      ---------      ---------
Balance at end of period.......................      $ 104,674      $  96,386      $  89,788
                                                     =========      =========      =========

     Net commissions, brokerage and other underwriting expenses were comprised as follows (dollars in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          2003          2002          2001
                                                          ----          ----          ----
Amortization of deferred policy acquisition
  costs...........................................      $141,650      $138,991      $147,500
Other operating expenses..........................        49,090        40,836        55,377
                                                        --------      --------      --------
  Net commissions, brokerage and other
     underwriting expenses........................      $190,740      $179,827      $202,877
                                                        ========      ========      ========

6. REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede insurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not ordinarily relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to insurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company evaluates the financial condition of its reinsurers, establishes allowances for uncollectible amounts and monitors concentrations of credit risk. At December 31, 2003, CNA Surety's largest reinsurance receivable from an affiliate, CCC, an A (Excellent) rated company by A.M. Best Company, Inc. ("A.M. Best"), was approximately $18.4 million. At December 31, 2003, CNA Surety's largest reinsurance receivable from a non-affiliate reinsurer was approximately $31.4 million with a company rated A++ (Superior) by A.M. Best.

     The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):

                                           YEARS ENDED DECEMBER 31,
                        ---------------------------------------------------------------
                               2003                  2002                  2001
                        -------------------   -------------------   -------------------
                        WRITTEN     EARNED    WRITTEN     EARNED    WRITTEN     EARNED
                        -------     ------    -------     ------    -------     ------
Direct................  $195,786   $168,510   $148,186   $137,957   $127,494   $120,687
Assumed...............   175,589    195,004    211,706    206,146    205,509    214,206
Ceded.................   (52,165)   (59,065)   (53,238)   (45,784)   (17,199)   (13,983)
                        --------   --------   --------   --------   --------   --------
Net premiums..........  $319,210   $304,449   $306,654   $298,319   $315,804   $320,910
                        ========   ========   ========   ========   ========   ========

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     Assumed premiums primarily includes all surety business written or renewed, net of reinsurance, by CCC and CIC, and their affiliates, after the Merger Date that is reinsured by Western Surety pursuant to inter-company reinsurance and related agreements.

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                             YEARS ENDED DECEMBER 31,
                           -------------------------------------------------------------
                                  2003                   2002                2001
                           -------------------     ----------------   ------------------
                              $        RATIO          $       RATIO       $       RATIO
                              -        -----          -       -----       -       -----
Gross losses and loss
  adjustment expenses....  $257,016       70.7%    $76,199    22.1%   $ 206,980    61.8%
Reinsurance recoveries...   (84,540)    (143.1)%    17,999    39.3%    (126,144)  (902.1)%
                           --------                -------            ---------
Net losses and loss
  adjustment expenses....  $172,476       56.7%    $94,198    31.6%   $  80,836    25.2%
                           ========                =======            =========

     The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. The Company's reinsurance coverage is provided by third party reinsurers and related parties. Due to the terms of conditions of these excess of loss treaties, reinsurers may cover some principals in one year but then exclude these same principals in subsequent years. As a result the Company may have exposures to these principals that have limited or no reinsurance coverage.

Excess of Loss Reinsurance

2003 Third Party Reinsurance Compared to 2002 Third Party Reinsurance

     Effective January 1, 2003, CNA Surety entered into a new excess of loss treaty ("2003 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $15 million with a 5% co-participation in the $45 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaced the $40 million excess of $20 million per principal coverage ("2002 Excess of Loss Treaty"). The material differences between the new excess of loss reinsurance program and the Company's 2002 Excess of Loss Treaty were as follows. The annual aggregate coverage increased from $100 million in 2002 to $110 million in 2003. The minimum annual premium for the 2003 Excess of Loss Treaty was $38.0 million compared to $30.0 million of reinsurance premiums paid in 2002. The 2003 Excess of Loss Treaty provided the Company with coverage on a per principal basis of 95% of $45 million excess of $15 million retained by the Company.

     The contract also included similar special acceptance provisions for larger contract accounts contained in the 2002 Excess of Loss Treaty. In addition to the one large national contract principal and the two commercial principals excluded (based upon class of business in 2002), the Company's reinsurers also excluded three other contract principals from the 2003 Excess of Loss Treaty for a total of six excluded principals. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $49 million and is currently rated B by Standard and Poor's ("S&P"). The bonded exposure will decline over the term of the bond which extends until 2007. The other is a foreign industrial enterprise with an estimated bonded exposure of $31 million. The remaining $31 million of the bonded exposure is expected to be discharged by June 30, 2004. Each of the four contract principals continues to perform their contractual obligations underlying the Company's surety bonds. With respect to the three contract principals other than the large national contractor (described later), two principals have substantially completed asset sales, debt reductions and other reorganization efforts.

     The third contract principal went into claim during 2003. Although in claim and experiencing financial difficulties, the contractor continued to perform substantially all of its contractual obligations underlying the

                    CNA SURETY CORPORATION AND SUBSIDIARIES

Company's surety bonds. This contractor filed for bankruptcy in late September of 2003. Based upon currently available information, management believes its net exposure to loss on this contractor could be up to $15 million. This claim exposure was considered in the Company's net reserve addition in the third quarter of 2003 for the 2003 accident year.

Related Party Reinsurance

     Intercompany reinsurance agreements together with the Services and Indemnity Agreement that are described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. All of these agreements originally were entered into on September 30, 1997 (the "Merger Date"): (i) the Surety Quota Share Treaty (the "Quota Share Treaty"); (ii) the Aggregate Stop Loss Reinsurance Contract (the "Stop Loss Contract"); and (iii) the Surety Excess of Loss Reinsurance Contract (the "Excess of Loss Contract"). All of these contracts have expired. Some have been renewed on different terms as described below.

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2004 and expires on December 31, 2004; and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2003.

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

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was not any adverse reserve development for the period from September 30, 1997 (date of inception) through December 31, 2003.

     The Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003. The Quota Share Treaty was again renewed on January 1, 2004 on substantially the same terms with an expiration date of December 31, 2004; and is annually renewable thereafter. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums and contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

     The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid

                    CNA SURETY CORPORATION AND SUBSIDIARIES

CCC all required annual premiums. As of December 31, 2003, the Company had billed $54.9 million under the Stop Loss Contract and had received $24.9 million.

     The Excess of Loss Contract provided the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provided $75 million of coverage for losses in excess of the $60 million per principal. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provided additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries paid to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The two Excess of Loss Contracts collectively provided coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. Both Excess of Loss Contracts commenced following the Merger Date and continued until September 30, 2002. The discovery period for losses covered by the Excess of Loss Contracts extends until September 30, 2005.

     Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts -- a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support for new large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the previous two Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term. The Company paid annual reinsurance premiums of $3.8 million (net of expected return premium) in year one to CCC.

     The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expired on December 31, 2003. The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004.

     Effective October 1, 2003, the Company entered into a $3 million excess of $12 million excess of loss contract with CCC. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12 million. This contract effectively lowered the Company's net retention per principal for the remainder of 2003 to $12 million plus a 5% co-participation in the $45 million layer of excess reinsurance with third party reinsurers. This contract was to expire on December 31, 2004. Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers. As of December 31, 2003 and December 31, 2002, CNA Surety had an insurance receivable balance from CCC and CIC of $71.1 million and $51.7 million, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2003 and had reinsurance payables of $21.3 million to CCC and CIC as of December 31, 2002.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

Large National Contractor

     The Company has provided significant surety bond protection guaranteeing projects undertaken by the large national contract principal that is excluded from the Company's third party insurance. The related party reinsurance available to the Company for this principal and the credit extended to the principal by affiliates of the Company are described below.

Reinsurance

     If the Company should suffer any losses that are discovered prior to September 30, 2005 arising from bonds issued to the contractor with effective dates of September 30, 2002 and prior, the Company would retain the first $60 million of losses on bonds written, and CCC would incur 100% of losses above $60 million pursuant to the extended discovery provisions of the two Excess of Loss treaties that expired on September 30, 2002. Any losses discovered after September 30, 2005 on bonds with effective dates prior to September 30, 2002 would be covered up to $150 million pursuant to the $50 million excess of $100 million contract with CCC described above and a twelve month contract with CCC effective January 1, 2004 that provides $40 million excess of $60 million reinsurance coverage exclusively for the national contractor.

     For bonds that the Company has written after September 30, 2003, in addition to the coverage provided by excess of loss reinsurance treaties described above ($40 million excess of $60 million and $50 million excess of $100 million) the Company and CCC have entered into facultative reinsurance in connection with larger bonds. The Company's exposure on bonds written from October 1, 2002 through October 31, 2003 was limited to $20 million per bond. For bonds written subsequent to November 1, 2003, and for bonds the company may write in 2004, the Company's exposure will be limited to $14.5 million per bond.

CNAF Credit Facility

     In December 2002 and January 2003, CNAF, parent of CCC, provided loans in an aggregate amount of approximately $45 million to the national contractor. The loans were provided by CNAF to help the contractor meet its liquidity needs. The loans are evidenced by demand notes and until replaced by the credit facility described below, accrue interest at 10%. In March 2003, CNAF entered into a credit facility with the contractor under which CNAF has agreed to provide up to $86 million of loans to the contractor and certain of its subsidiaries, including the refinancing of the already advanced $45 million of credit described above. The credit facility matures in March of 2006. CNAF has been granted a security interest in substantially all of the assets of the contractor to secure borrowings under the new credit facility. Loews, parent of CNAF, and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a one-third participation share in CNAF's position in the credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and fees under the facility on a proportional basis with CNAF. In March 2003, CNAF also purchased approximately $28 million of the contractor's outstanding bank debt for $16.4 million. Under the new credit facility CNAF agreed to sell the bank debt to the contractor for $16.4 million, with $11.4 million funded under the new credit facility and $5 million from money loaned to the contractor by its owners. Under its purchase agreement with the banks CNAF is also required to reimburse the banks for any draws upon approximately $6.5 million in outstanding letters of credit issued by the banks for the contractor's benefit that expire between May and August 2003. Any CNAF reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of December 31, 2003, CNAF has credit exposure of $55 million under the credit facility, net of participation by Loews, in the amount of $25 million, for total outstanding of $80 million. As of February 27, 2004, $83 million was the total outstanding under the credit facility.

     The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to

                    CNA SURETY CORPORATION AND SUBSIDIARIES
continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. While the Company believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations and for repayment of its borrowings, the contractor's failure to achieve its restructuring plan could have a material adverse effect on CNA Surety's future results of operations, cash flow and capital. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, could be up to $200 million. However, the related party reinsurance treaties discussed above should limit the Company's per principal exposure to approximately $60 million.

7. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                                ----       ----       ----
Reserves at beginning of period:
Gross.......................................................  $303,433   $315,811   $204,457
Ceded reinsurance...........................................   137,301    166,318     70,159
                                                              --------   --------   --------
  Net reserves at beginning of period.......................   166,132    149,493    134,298
                                                              --------   --------   --------
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period............   133,186     88,018     76,024
  Increase in provision for insured events of prior
     periods................................................    39,290      6,180      4,812
                                                              --------   --------   --------
     Total net incurred.....................................   172,476     94,198     80,836
                                                              --------   --------   --------
Net payments attributable to:
  Current period events.....................................    23,859     12,727     20,878
  Prior period events.......................................    59,567     64,832     44,763
                                                              --------   --------   --------
     Total net payments.....................................    83,426     77,559     65,641
                                                              --------   --------   --------
Net reserves at end of period...............................   255,182    166,132    149,493
Ceded reinsurance at end of period..........................   158,357    137,301    166,318
                                                              --------   --------   --------
     Gross reserves at end of period........................  $413,539   $303,433   $315,811
                                                              ========   ========   ========

     The Company recorded net unfavorable loss reserve development which resulted in increases in the estimated liability of $39.3 million, $6.2 million and $4.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Adverse claim trends in more recent accident years, particularly increased claim severity on large commercial accounts, have resulted in increased gross and net incurred loss and loss adjustment expenses for the two years ended December 31, 2003.

     Incurred loss and loss adjustment expenses for the year ended December 31, 2003 includes net adverse development on prior accident years of $39.3 million that primarily relates to accident years 2001 and 2002 and changes in estimates of large losses resulting from the material adverse claim activity in the third quarter of 2003. This change in estimated net losses reflects the recent receipt of a payment demand with respect to a portion of an aggregate $45 million insurance program bond. Net adverse development also includes approximately $8 million of claims pertaining to self-insured workers' compensation bonds issued in the 1980's on behalf of companies now in bankruptcy. In addition to the net unfavorable loss reserve development in 2003, the higher net loss ratio in 2003 primarily relates to net reserve additions of approximately $49.0 million for the current accident year due to material adverse loss severity on the Company's branch commercial and

                    CNA SURETY CORPORATION AND SUBSIDIARIES
contract business. The net additions to reserves for the current accident year primarily relate to two large claims totaling $23 million incurred in the quarter and changes in estimates of large losses resulting from this significant adverse claim activity. Approximately $15 million of net additions relate to a net loss with respect to an insurance program bond for a now bankrupt large commercial account. The other $8 million relates to a contract claim. A portion of the remaining change in estimated net losses for the current accident year relates to a contractor that went into claim during 2003. Incurred loss and loss adjustment expenses for the year ended December 31, 2002 include $17 million on a gross basis and $12 million on a net basis (after reinsurance) related to the September 2002 bankruptcy of a large national trucking concern.

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of December 31, 2003, the Company has billed a total of $37.1 million to its reinsurers. Four reinsurers responsible for payment of 46% of the treaty proceeds have paid their portions of the claim. The Company has initiated reinsurance arbitration proceedings against all reinsurers who have not paid their portions of the claim. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of December 31, 2003.

8. COMMITMENTS AND CONTINGENCIES

     At December 31, 2003 the future minimum commitment under operating leases was as follows: 2004 -- $1.7 million; 2005 -- $1.6 million; 2006 -- $1.4 million, 2007 -- $1.1 million and 2008 -- $1.0 million and thereafter -- $3.7 million. Total rental expense for the years ended December 31, 2003, 2002 and 2001 was $4.6 million, $4.0 million, and $4.4 million, respectively.

     The Company is party to various lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

9. INCOME TAXES

     The components of deferred income taxes as of December 31, 2003 and 2002 were as follows (dollars in thousands):

                                                               2003      2002
                                                               ----      ----
Deferred tax assets related to:
  Unearned premium reserve..................................  $14,568   $13,621
  Loss and loss adjustment expense reserve..................    5,355     3,675
  Accrued expenses..........................................    1,646     1,320
  Other.....................................................    3,885     3,328
                                                              -------   -------
     Total deferred tax assets..............................   25,454    21,944
                                                              -------   -------
Deferred tax liabilities related to:
  Deferred policy acquisition costs.........................   36,636    33,735
  Intangible assets.........................................    5,650     5,650
  Unrealized gains on securities............................   12,573    10,695
  Other.....................................................    1,333     2,591
                                                              -------   -------
       Total deferred tax liabilities.......................   56,192    52,671
                                                              -------   -------
Net deferred tax liability..................................  $30,738   $30,727
                                                              =======   =======

     CNA Surety and its subsidiaries file a consolidated federal income tax return.

     The income tax provisions consisted of the following (dollars in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2003      2002      2001
                                                                ----      ----      ----
Federal current.............................................  $(16,218)  $12,210   $19,053
Federal deferred............................................    (1,872)      171       181
State.......................................................        78       254       594
                                                              --------   -------   -------
Total income tax expense (benefit)..........................  $(18,012)  $12,635   $19,828
                                                              ========   =======   =======

     A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                               ----     ----     ----
Federal statutory rate......................................  (35.0)%   35.0%    35.0%
Tax exempt income deduction.................................  (14.9)    (9.4)    (5.0)
Non-deductible expenses.....................................    0.5      0.5      3.4
State income tax, net of federal income tax benefit.........    0.2      0.4      0.7
Other.......................................................   (6.8)     3.1      0.9
                                                              -----     ----     ----
Total income tax expense (benefit)..........................  (56.0)%   29.6%    35.0%
                                                              =====     ====     ====

10. EMPLOYEE BENEFITS

     CNA Surety sponsors a tax deferred savings plan ("401(k) plan") covering substantially all of its employees. Prior to December 31, 1999, the Company matched 70% of the participating employee's contribution up to 6% of eligible compensation (4.2% maximum matching). Effective January 1, 2000, the Company match was increased to 100% of the participating employees contribution up to 3% of eligible compensation and 50% of the participating employees contribution between 3% and 6% of eligible compensation (4.5% maximum matching). In addition, the Company may also make an annual discretionary profit

                    CNA SURETY CORPORATION AND SUBSIDIARIES
sharing contribution to the 401(k) plan, subject to the approval of the Company's Board of Directors. The profit sharing contribution may be restricted by plan and regulatory limitations. The Company contribution, including profit sharing, to the 401(k) plan was 2.3 million, $2.9 million and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     CNA Surety established the CNA Surety Corporation Deferred Compensation Plan, effective April 1, 2000. The Company established and maintains the Plan as an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees. The purpose of the Plan is to permit designated employees of the Company and participating affiliates to accumulate additional retirement income through a nonqualified deferred compensation plan that enables them to defer compensation to which they will become entitled in the future. The Company holds equity securities with a fair value of $1.1 million as of December 31, 2003 in respect of this deferred compensation plan.

     Western Surety sponsors two post-retirement benefit plans covering certain employees. One plan provides medical benefits, and the other plan provides sick leave termination payments. The post-retirement health care plan is contributory and the sick leave plan is non-contributory.

     Western Surety uses a December 31 measurement date for both of its post-retirement benefit plans.

     The following table sets forth the plans' combined accumulated postretirement benefit obligation at the beginning and end of the last two fiscal years (dollars in thousands):

                                                               2003     2002
                                                               ----     ----
Reconciliation of benefit obligation
  Benefit obligation at beginning of the year...............  $5,398   $6,412
  Service cost..............................................     195      137
  Interest cost.............................................     337      302
  Plan amendment............................................     (63)      --
  Curtailment...............................................      57     (187)
  Actuarial (gain)/loss.....................................     283   (1,082)
  Benefits and expenses paid................................    (215)    (184)
                                                              ------   ------
  Benefit obligation at end of year.........................  $5,992   $5,398
                                                              ======   ======

     The following table sets forth the plans' combined funded status reconciled with the amount shown in the Company's statement of financial position at December 31, 2003 and December 31, 2002 (dollars in thousands):

                                                               2003      2002
                                                               ----      ----
Reconciliation of funded status
  Funded status.............................................  $(5,992)  $(5,398)
  Unrecognized prior service cost...........................     (967)   (1,060)
  Unrecognized net loss.....................................      546       199
                                                              -------   -------
  Accrued benefit cost......................................  $(6,413)  $(6,259)

     The Company expects to contribute $0.3 million to the post-retirement benefit plans to pay benefits in 2004.

     The Company's post-retirement health care plan is unfunded; the accumulated post-retirement benefit obligation and plan assets for that plan are $5.4 million and $0, respectively.

     The Company's post-retirement sick leave plan is unfunded; the accumulated post-retirement benefit obligation and plan assets for that plan are $0.6 million and $0, respectively.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The plans' combined net periodic post-retirement benefit cost for the last three fiscal years included the following components (dollars in thousands):

                                                              2003    2002    2001
                                                              ----    ----    ----
Net periodic benefit cost
  Service cost at end of year...............................  $ 195   $ 137   $196
  Interest cost.............................................    337     302    372
  Expected return on assets.................................     --      --     --
  Prior service cost........................................   (154)   (131)   (72)
  Curtailment...............................................     --     (44)    --
  Recognized net actuarial loss/(gain)......................     (8)    (10)    24
                                                              -----   -----   ----
  Net periodic benefit cost.................................  $ 370   $ 254   $520
                                                              =====   =====   ====

                                                              2003    2002    2001
                                                              ----    ----    ----
Key Assumptions
  Discount rate.............................................   6.5%    6.5%    6.5%
  Initial health care cost trend, pre-Medicare..............   8.0%    7.0%    7.0%
  Initial health care cost trend, post-Medicare.............  10.0%    9.0%    9.0%
  Ultimate health care cost trend...........................   5.0%    5.0%    5.0%
  Year in which ultimate trend is reached...................   2009    2006    2005

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the benefit obligation as of December 31, 2003 by $1.0 million and increase the aggregate of service cost and interest cost for the year then ended by $0.1 million. Decreasing the assumed health care cost trend rates by 1 percentage point in each year would decrease the benefit obligation as of December 31, 2003 by $0.8 million and decrease the aggregate of service cost and interest cost for the year then ended by $0.1 million.

11. STOCKHOLDERS' EQUITY

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

     The following table summarizes stock option activity for the three years ending December 31, 2003.

                                                                                WEIGHTED
                                                                             AVERAGE OPTION
                                                            SHARES SUBJECT     PRICE PER
                                                              TO OPTION          SHARE
                                                            --------------   --------------
Balance at December 31, 2000..............................    1,453,490          $12.37
                                                              =========
  Options granted.........................................      407,886          $14.42
  Options cancelled.......................................     (120,250)         $12.32
  Options exercised.......................................      (77,839)         $ 5.93
                                                              ---------
Balance at December 31, 2001..............................    1,663,287          $13.18
  Options granted.........................................      325,800          $ 9.35
  Options cancelled.......................................     (172,419)         $13.03
  Options exercised.......................................     (146,725)         $ 9.63
                                                              ---------
Balance at December 31, 2002..............................    1,669,943          $12.76
  Options granted.........................................      344,500          $ 9.52
  Options cancelled.......................................     (277,051)         $12.96
  Options exercised.......................................       (3,000)         $ 9.63
Balance at December 31, 2003..............................    1,734,392          $12.11
                                                              =========

     As of December 31, 2003, the number of shares available for granting of options under the Plan was 733,932.

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                         OPTIONS OUTSTANDING
                          -------------------------------------------------        OPTIONS EXERCISABLE
                                        WEIGHTED AVERAGE                      ------------------------------
RANGE OF                    NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES           OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------           -----------   ----------------   ----------------   -----------   ----------------
$2.875 to $3.50.........       5,268       1.8 years            $ 3.50            5,268          $ 3.50
$9.35 to $11.50.........   1,060,114       8.0 years            $10.24          467,988          $10.98
$13.05 to $15.875.......     669,010       5.6 years            $15.14          516,271          $15.36

     The weighted average fair market value (at grant date) per option granted was $3.72, $3.69 and $3.72 respectively, for options granted during 2003, 2002 and 2001. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2003: risk free interest rate of 1.1%; dividend yield of 0.0%; expected option life of six years; and volatility of 39.8%. Similar assumptions for the years ended December 31, 2002 and 2001 were: risk free interest rate of 1.10% and 1.50%; dividend yield of 0.0% and 4.0%; expected option life of 6 years; and volatility of 39.8% and 38.7%, respectively.

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

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation under the Company's stock-based compensation plan.

YEARS ENDED DECEMBER 31                                     2003          2002         2001
-----------------------                                     ----          ----         ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)......................................   $(14,151)     $30,119      $36,908
Less: Total stock based compensation cost determined
  under the fair value method, net of tax..............       (118)         (12)        (530)
                                                          --------      -------      -------
Pro forma net income (loss)............................   $(14,269)     $30,107      $36,378
                                                          ========      =======      =======
Basic and diluted earnings (loss) per share, as
  reported.............................................   $  (0.33)     $  0.70      $  0.86
                                                          ========      =======      =======
Basic and diluted earnings (loss) per share, pro
  forma................................................   $  (0.33)     $  0.70      $  0.85
                                                          ========      =======      =======

     Effective January 1, 1998, the Company established the CNA Surety Corporation Non-Employee Directors Deferred Compensation Plan. Under this plan, each director who is not a full-time employee of the Company or any of its affiliates may defer all or a portion of the annual retainer fee that would otherwise be paid to such director. The deferral amount, which must be in multiples of 10% of the retainer fee, will be credited to a deferred compensation account and will be deemed invested in Common Stock Units equal to the deferred fees divided by the fair market value of CNA Surety common stock as of each quarterly meeting date. Each director will be fully vested in his or her deferred compensation amount. Aggregate common stock units outstanding as of December 31, 2003 were 12,932. Common Stock Units are convertible into CNA Surety common stock at the election of the director.

12. SEGMENT INFORMATION

     The Company is a leading provider of surety and fidelity bonds in the United States. According to A.M. Best, the surety and fidelity segment of the domestic property and casualty insurance industry aggregates approximately $4.8 billion in direct written premiums, comprised of approximately $3.8 billion in surety premiums and $1.0 billion in fidelity premiums.

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

     Contract surety bonds secure a contractor's performance and/or payment obligation generally with respect to a construction project. Contract surety bonds are generally required by federal, state, and local governments for public works projects. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation. Fidelity bonds cover losses arising from employee dishonesty.

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

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The following tables set forth gross and net written premiums, dollars in thousands, by product and between domestic and international risks and the respective percentage of the total for the past three years.

     Gross Written Premium

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                              2003                     2002                     2001
                                              ----                     ----                     ----
Contract...........................    $208,472       56.1%     $197,875       55.0%     $180,588       54.2%
Commercial.........................     133,733       36.0       134,039       37.2       125,026       37.6
Fidelity and other.................      29,170        7.9        27,978        7.8        27,389        8.2
                                       --------      -----      --------      -----      --------      -----
  Total............................    $371,375      100.0      $359,892      100.0      $333,003      100.0
                                       ========      =====      ========      =====      ========      =====
Domestic...........................    $363,290       97.8%     $348,010       96.7%     $322,106       96.7%
International......................       8,085        2.2        11,882        3.3        10,897        3.3
                                       --------      -----      --------      -----      --------      -----
  Total............................    $371,375      100.0      $359,892      100.0      $333,003      100.0
                                       ========      =====      ========      =====      ========      =====

     Net Written Premium

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                              2003                     2002                     2001
                                              ----                     ----                     ----
Contract...........................    $184,449       57.8%     $172,633       56.3%     $165,603       52.4%
Commercial.........................     106,899       33.5       107,290       35.0       122,812       38.9
Fidelity and other.................      27,862        8.7        26,731        8.7        27,389        8.7
                                       --------      -----      --------      -----      --------      -----
  Total............................    $319,210      100.0      $306,654      100.0      $315,804      100.0
                                       ========      =====      ========      =====      ========      =====
Domestic...........................    $311,125       97.5%     $297,385       97.0%     $305,483       96.7%
International......................       8,085        2.5         9,269        3.0        10,321        3.3
                                       --------      -----      --------      -----      --------      -----
  Total............................    $319,210      100.0      $306,654      100.0      $315,804      100.0
                                       ========      =====      ========      =====      ========      =====

     Approximately $61.2 million, or 16.5%, of gross written premiums were generated from national insurance brokers in 2003 with the single largest national broker production comprising $19.2 million, or 5.2%, of gross written premiums.

13. STATUTORY FINANCIAL DATA (UNAUDITED)

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

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The following table reconciles consolidated stockholders' equity at December 31, 2003 and 2002 as reported herein in conformity with GAAP with total statutory capital and surplus of CNA Surety's insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities (dollars in thousands):

                                                                    2003          2002
                                                                    ----          ----
Consolidated equity per GAAP................................      $410,141      $420,561
Less: Impact of non-insurance companies and eliminations....       (28,921)      (25,845)
                                                                  --------      --------
Insurance company equity per GAAP...........................       439,062       446,406
Intangible assets...........................................      (133,361)     (115,267)
Net unrealized gain on fixed income securities..............       (34,178)      (30,734)
Deferred policy acquisition costs...........................      (104,674)      (96,386)
Deferred income taxes, net..................................        45,159        43,683
Non-admitted assets and statutory reserves..................       (21,586)      (14,909)
Other.......................................................            --        (1,422)
                                                                  --------      --------
Balance per statutory accounting practices..................      $190,422      $231,371
                                                                  ========      ========

     The NAIC has promulgated Risk Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by a company or regulators. As of December 31, 2003, each of CNA Surety's insurance subsidiaries had a Ratio that was in compliance with the minimum RBC requirements.

     CNA Surety's insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of each insurance subsidiary in excess of a statutorily prescribed minimum is available for payment of dividends to the parent company. However, such distributions as dividends may be subject to prior regulatory approval. Without prior regulatory approval in 2004, CNA Surety's insurance subsidiaries may pay dividends of $19.0 million in the aggregate. Combined statutory surplus for the insurance subsidiaries at December 31, 2003 was $190.4 million.

14. RELATED PARTY TRANSACTIONS

     The Company has the following related party transactions not previously described in Note 6. Reinsurance.

     Effective January 1, 2001, CNA Surety renewed an Administrative Services Agreement with CCC. The agreement allows the Company to purchase and/or have access to certain services provided by CNAF. The Company will also pay CNAF a management fee for its proportionate share of administrative and overhead costs incurred in supporting the services provided pursuant to this agreement. The management fee for the year 2004 is $1.8 million that shall be paid by CNA Surety to CNAF in equal monthly installments by the last day of each month. The management fee shall be increased as of January 1, the "adjustment date", of each

                    CNA SURETY CORPORATION AND SUBSIDIARIES
year this Administrative Services Agreement is in force by the greater of 5% or the amount of the increase in the Consumer Price Index for All Urban Consumers for the Chicago, Illinois area as reported by the Bureau of Labor Statistics for the 12 month period immediately preceding the adjustment date. The agreement was amended in 2003 to allow CCC to purchase services from the Company. In 2003, CCC paid the Company $0.2 million for services in connection with licensing and appointing CCC's insurance producers as required by state insurance laws. This agreement shall be effective so long as CNAF or their affiliates or shareholders shall continue to own a majority interest in CNA Surety. This agreement may be terminated by either party upon the provision of 30 days prior notice of such termination to the other party.

     The Company was charged $6.1 million, $5.2 million, and $5.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, for rents and services provided under a previous Administrative Services Agreement. In addition, the Company was charged $1.4 million, $1.0 million and $2.1 million for direct costs incurred by CCC on the Company's behalf during 2003, 2002 and 2001, respectively. The Company had a payable balance to CCC of $0.3 million that was reflected in other liabilities in the Company's Consolidated Balance Sheet at December 31, 2003.

     Western Surety has entered into a series of business transactions with entities in which an affiliate of CCC has an interest. The first series involves five separate real estate residual value insurance policies issued by R.V.I. America Insurance Company ("RVI -- America") reinsured by Western Surety through the Quota Share Treaty. RVI America is a wholly owned subsidiary of R.V.I. America Corporation, which is a wholly owned subsidiary of R.V.I. Guaranty Company Ltd. of Bermuda ("RVI -- Bermuda"), an unconsolidated affiliate of CCC. The transactions involve policies with limits totaling approximately $11.5 million. CCC is reinsuring the full extent of RVI -- America's exposure on the policies. Pursuant to the Quota Share Treaty, Western Surety is, in turn, reinsuring all of CCC's exposures on the policies. Western Surety is reinsuring all of its exposure on the policies with RVI-Bermuda, a non-admitted reinsurer. The policy limits range from $119,785 to $2,954,164 with an average policy limit of approximately $1.8 million and total limits of all policies of $8,997,395. Net premium amounts retained in 2000 relative to these reinsurance transactions totaled $519,278 as follows: RVI -- America, $51,928; CCC, $130,858; Western Surety, $67,298; and RVI -- Bermuda, $269,194.

     In addition from time to time Western Surety provided surety bonds guaranteeing insurance payments of certain companies to CCC and its affiliates under retrospectively rated insurance policies underwritten by CCC and its affiliates. Under the terms of these bonds, referred to as insurance program bonds, if the principal, the insured company, failed to make required a required premium payment, CCC and its affiliates would have a claim against the Company under the bond. The Company now has a policy not to issue such bonds to companies insured by CCC and its affiliates. The last such bond was written in 2001 and currently bonds with $44.5 million of total penal sums remain.

     Western Surety from time to time provides license and permit bonds and appeal bonds to CCC and its affiliates and to clients of CCC and its affiliates. Under procedures established by the Audit Committee, the Company may issue appeal bonds for CCC and its affiliates and their clients with penal sums of $10 million or less without prior audit committee approval as long as those bonds meet the Company's normal underwriting standards, the rates charged are market rates and that the Company has received the indemnity of CCC. Bonds greater than $10 million require the prior approval of the Audit Committee. As of December 31, 2003, the total amount of the outstanding appeal and license and permit bonds written on behalf of CCC and its affiliates was approximately $81 million, which was comprised of 39 bonds. Western Surety has entered into indemnity agreements with CCC and its affiliates indemnifying Western Surety for any loss arising from the issuance of appeal bonds for CCC and its affiliates. The premium for these bonds was approximately $440,000 in 2003.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the results of operations of CNA Surety for the years ended December 31, 2003, 2002, and 2001 (Dollars in thousands, except per share amounts):

                                                         FIRST    SECOND     THIRD     FOURTH
                                                        QUARTER   QUARTER   QUARTER    QUARTER
                                                        -------   -------   -------    -------
2003
Revenues..............................................  $78,635   $84,596   $ 84,162   $85,183
                                                        =======   =======   ========   =======
Income (loss) before income taxes.....................  $15,380   $15,966   $(77,507)  $13,998
Income taxes..........................................    4,391     4,283    (30,088)    3,402
                                                        -------   -------   --------   -------
Net income (loss).....................................  $10,989   $11,683   $(47,419)  $10,596
                                                        =======   =======   ========   =======
Basic and diluted earnings per common share...........  $  0.26   $  0.27   $  (1.10)  $  0.24
                                                        =======   =======   ========   =======
2002
Revenues..............................................  $74,049   $84,464   $ 85,529   $74,445
                                                        =======   =======   ========   =======
Income before income taxes............................  $15,392   $18,819   $  3,715   $ 4,828
Income taxes..........................................    4,835     5,917      1,098       785
                                                        -------   -------   --------   -------
Net income............................................  $10,557   $12,902   $  2,617   $ 4,043
                                                        =======   =======   ========   =======
Basic and diluted earnings per common share...........  $  0.25   $  0.30   $   0.06   $  0.09
                                                        =======   =======   ========   =======
2001
Revenues..............................................  $84,455   $86,522   $ 89,386   $90,108
                                                        =======   =======   ========   =======
Income before income taxes............................  $18,420   $19,044   $ 18,242   $ 1,030
Income taxes..........................................    6,476     6,701      6,228       423
                                                        -------   -------   --------   -------
Net income............................................  $11,944   $12,343   $ 12,014   $   607
                                                        =======   =======   ========   =======
Basic and diluted earnings per common share...........  $  0.28   $  0.29   $   0.28   $ 0. 01
                                                        =======   =======   ========   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

     The Company's principal executive officer and its principal financial officer undertook an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this report and concluded that the Company's controls and procedures were effective.

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART III.

ITEMS 10, 11, 12, 13, AND 14.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                               REGISTRANT, EXECUTIVE COMPENSATION, SECURITY
                               OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                               MANAGEMENT AND RELATED STOCKHOLDER MATTERS,
                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 11, 2004, not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Items 10 through 14 will appear in the Proxy Statement and is incorporated herein by reference.

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              PAGE
                                                              ----
Financial Statement Schedules:
Independent Auditors' Report................................   75
Schedule I -- Summary of Investments........................   76
Schedule II -- Condensed Financial Information of
  Registrant................................................   77
Schedule III -- Supplementary Insurance Information.........   81
Schedule IV -- Reinsurance..................................   82
Schedule V -- Valuation and Qualifying Accounts.............   83
Schedule VI -- Supplemental Information Concerning
  Property -- Casualty Insurance Operations.................   84
(a)(3) Exhibits.............................................   85

(b) Reports on Form 8-K:

     November 3, 2003:  CNA Surety announces third quarter results.

     November 13, 2003: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and the Chief Financial Officer issued on November 13, 2003.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
CNA Surety Corporation

     We have audited the consolidated financial statements of CNA Surety Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 12, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in accounting for goodwill and indefinite-lived intangible assets in 2002); such consolidated financial statements and report are included in Item 8 of this Form 10-K. Our audits also included the financial statement schedules of CNA Surety Corporation and subsidiaries, listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements included in Item 8 of the Form 10-K taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 12, 2004

                                                                      SCHEDULE I

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                        AS OF DECEMBER 31, 2003 AND 2002

                                                                  AS OF DECEMBER 31, 2003
                                                              -------------------------------
                                                               COST OR
                                                              AMORTIZED     FAIR     CARRYING
                                                                COST       VALUE      VALUE
                                                              ---------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...  $ 35,501    $ 36,444   $ 36,444
  States, municipalities and political subdivisions.........   376,961     402,411    402,411
  All other corporate bonds.................................   131,739     141,201    141,201
                                                              --------    --------   --------
       Total fixed income securities........................  $544,201    $580,056   $580,056
                                                              --------    ========   --------
Equity securities...........................................  $    992    $  1,061   $  1,061
Short-term investments......................................    63,871                 63,871
Other investments...........................................     1,119                  1,119
                                                              --------               --------
       Total investments....................................  $610,183               $646,107
                                                              ========               ========

                                                                  AS OF DECEMBER 31, 2002
                                                              -------------------------------
                                                               COST OR
                                                              AMORTIZED     FAIR     CARRYING
                                                                COST       VALUE      VALUE
                                                              ---------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...  $ 66,673    $ 69,240   $ 69,240
  States, municipalities and political subdivisions.........   347,918     367,934    367,934
  All other corporate bonds.................................   124,773     133,364    133,364
                                                              --------    --------   --------
       Total fixed income securities........................  $539,364    $570,538   $570,538
                                                              --------    ========   --------
Equity securities...........................................  $    852    $    761   $    761
Short-term investments......................................    50,669                 50,669
Other investments...........................................     1,784                  1,257
                                                              --------               --------
       Total investments....................................  $592,669               $623,225
                                                              ========               ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                                 ----         ----
                                                              (AMOUNTS IN THOUSANDS)
                                       ASSETS
Investments in and advances to subsidiaries.................   $448,162     $480,638
Fixed income securities.....................................      6,347        5,682
Equity investments..........................................      1,061          761
Short-term investments (restricted: $644 and $601)..........     14,089        8,761
Cash (restricted: $5,971 and $4,226)........................      5,973        4,228
Other assets................................................         --           --
                                                                     --           --
                                                               --------     --------
  Total assets..............................................   $475,632     $500,070
                                                               ========     ========
                                     LIABILITIES
Debt........................................................   $ 50,000     $ 60,000
Other liabilities...........................................     15,491       19,509
                                                               --------     --------
  Total liabilities.........................................     65,491       79,509
                                                               --------     --------
                                STOCKHOLDERS' EQUITY
Common stock................................................        444          444
Additional paid-in capital..................................    255,816      255,765
Retained earnings...........................................    145,786      159,937
Accumulated other comprehensive income......................     23,351       19,861
Treasury stock, at cost.....................................    (15,256)     (15,446)
                                                               --------     --------
  Total stockholders' equity................................    410,141      420,561
                                                               --------     --------
     Total liabilities and stockholders' equity.............   $475,632     $500,070
                                                               ========     ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                              STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2003      2002      2001
                                                                ----      ----      ----
                                                                 (AMOUNTS IN THOUSANDS)
Revenues:
  Net investment income.....................................  $    923   $   713   $ 1,891
  Net realized investment losses............................        81        (4)       --
                                                              --------   -------   -------
     Total revenues.........................................     1,004       709     1,891
                                                              --------   -------   -------
Expenses:
  Interest expense..........................................     1,491     1,656     3,855
  Corporate expense.........................................     6,781     3,706     5,243
                                                              --------   -------   -------
     Total expenses.........................................     8,272     5,362     9,098
                                                              --------   -------   -------
Loss from operations before income taxes and equity in net
  income of subsidiaries....................................    (7,268)   (4,653)   (7,207)
Income taxes................................................    (2,867)   (1,629)   (2,523)
                                                              --------   -------   -------
Net loss before equity in net income of
  subsidiaries -- Parent Company only.......................    (4,401)   (3,024)   (4,684)
Equity in net income of subsidiaries........................    (9,750)   33,143    41,592
                                                              --------   -------   -------
Net income..................................................  $(14,151)  $30,119   $36,908
                                                              ========   =======   =======

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2003      2002      2001
                                                           ----      ----      ----
                                                            (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income...........................................  $(14,151)  $30,119   $36,908
     Cash dividends from subsidiaries..................    28,012    31,162    56,900
     Tax payments received from subsidiaries...........     7,362     9,894    26,314
     Federal and state income tax payments.............    (5,816)   (8,000)  (23,750)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Equity in net income of subsidiaries............     9,750   (33,143)  (41,592)
       Change in other assets and liabilities..........    (5,878)     (759)     (736)
                                                         --------   -------   -------
Net cash provided by operating activities..............    19,279    29,273    54,044
                                                         --------   -------   -------
INVESTING ACTIVITIES:
  Net advances from (to) subsidiaries..................     2,423    (9,713)    1,222
  Capital contributions to subsidiaries................    (4,898)       --   (26,158)
  Net sales of fixed income securities.................       507        19      (210)
  Net purchases of equity securities...................      (231)     (853)       --
  Changes in short-term investments....................    (5,328)    5,900    29,323
  Other................................................      (134)      (62)      (54)
                                                         --------   -------   -------
Net cash provided by (used in) investing activities....    (7,661)   (4,709)    4,123
                                                         --------   -------   -------
FINANCING ACTIVITIES:
  Proceeds from debt...................................        --    71,000        --
  Principal payments on debt...........................   (10,000)  (86,000)  (25,000)
  Dividends to stockholders............................        --   (19,310)  (23,088)
  Purchase of treasury stock...........................        --        --      (124)
  Issuance of treasury stock to employee stock purchase
     plan..............................................       119       122        --
  Employee stock option exercises......................         8     1,414       518
                                                         --------   -------   -------
Net cash used in financing activities..................    (9,873)  (32,774)  (47,694)
                                                         ========   =======   =======
Increase (decrease) in cash............................     1,745    (8,210)   10,473
Cash at beginning of period............................     4,228    12,438     1,965
                                                         --------   -------   -------
Cash at end of period..................................  $  5,973   $ 4,228   $12,438
                                                         ========   =======   =======

                                                                     SCHEDULE II

                    NOTES TO CONDENSED FINANCIAL INFORMATION

1. RESTRICTED CASH AND SHORT TERM INVESTMENTS

     As of December 31, 2003 and December 31, 2002, parent company short-term investments and cash included $6.6 million and $4.8 million, respectively, of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

                                                                    SCHEDULE III

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
              CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2003        2002        2001
                                                                  ----        ----        ----
                                                                     (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs...........................    $104,674    $ 96,386    $ 89,788
                                                                ========    ========    ========
Unpaid losses and loss adjustment expense reserves..........    $413,539    $303,433    $315,811
                                                                ========    ========    ========
Unearned premiums...........................................    $224,068    $216,213    $200,379
                                                                ========    ========    ========
Other policy claims and benefits payable....................    $     --    $     --    $     --
                                                                ========    ========    ========
Net premium revenue.........................................    $304,449    $298,319    $320,910
                                                                ========    ========    ========
Net investment income.......................................    $ 26,301    $ 27,754    $ 29,515
                                                                ========    ========    ========
Benefits, claims, losses and settlement expenses............    $172,476    $ 94,198    $ 80,836
                                                                ========    ========    ========
Amortization of deferred policy acquisition costs...........    $141,650    $138,991    $147,500
                                                                ========    ========    ========
Other operating expenses....................................    $ 49,090    $ 40,836    $ 55,377
                                                                ========    ========    ========
Net premiums written........................................    $319,210    $306,654    $315,804
                                                                ========    ========    ========

                                                                     SCHEDULE IV

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                  REINSURANCE
  CNA SURETY CORPORATION FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                 PERCENTAGE
                                             CEDED TO     ASSUMED                OF AMOUNT
                                   GROSS       OTHER     FROM OTHER     NET       ASSUMED
                                   AMOUNT    COMPANIES   COMPANIES*    AMOUNT      TO NET
                                  --------   ---------   ----------   --------   ----------
                                                   (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2003
Premiums written:
  Property and casualty
     insurance..................  $195,786    $52,165     $175,589    $319,210      55.0%
                                  --------    -------     --------    --------      ----
     Total premiums written.....  $195,786    $52,165     $175,589    $319,210      55.0%
                                  ========    =======     ========    ========      ====
Premiums earned:
  Property and casualty
     insurance..................  $168,510    $59,065     $195,004    $304,449      64.1%
                                  --------    -------     --------    --------      ----
     Total premiums earned......  $168,510    $59,065     $195,004    $304,449      64.1%
                                  ========    =======     ========    ========      ====
YEAR ENDED DECEMBER 31, 2002
Premiums written:
  Property and casualty
     insurance..................  $148,186    $53,238     $211,706    $306,654      69.0%
                                  --------    -------     --------    --------      ----
     Total premiums written.....  $148,186    $53,238     $211,706    $306,654      69.0%
                                  ========    =======     ========    ========      ====
Premiums earned:
  Property and casualty
     insurance..................  $137,957    $45,784     $206,146    $298,319      69.1%
                                  --------    -------     --------    --------      ----
     Total premiums earned......  $137,957    $45,784     $206,146    $298,319      69.1%
                                  ========    =======     ========    ========      ====
YEAR ENDED DECEMBER 31, 2001
Premiums written:
  Property and casualty
     insurance..................  $127,494    $17,199     $205,509    $315,804      65.1%
                                  --------    -------     --------    --------      ----
     Total premiums written.....  $127,494    $17,199     $205,509    $315,804      65.1%
                                  ========    =======     ========    ========      ====
Premiums earned:
  Property and casualty
     insurance..................  $120,687    $13,983     $214,206    $320,910      66.8%
                                  --------    -------     --------    --------      ----
     Total premiums earned......  $120,687    $13,983     $214,206    $320,910      66.8%
                                  ========    =======     ========    ========      ====

---------------

* From Affiliates

                                                                      SCHEDULE V

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND
                                      2001

                                                             ADDITIONS
                                                      -----------------------
                                        BALANCE AT    CHARGED TO   CHARGED TO                    BALANCE
                                       BEGINNING OF   COSTS AND      OTHER                      AT END OF
                                          PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS(1)    PERIOD
                                       ------------   ----------   ----------   -------------   ---------
                                                             (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2003
  Allowance for possible losses on
     premiums receivable.............     $1,365        $ 963        $   --         $(753)       $1,575
                                          ======        =====        ======         =====        ======
  Allowance for possible losses on
     reinsurance receivable..........     $   --        $  --        $   --         $  --        $   --
                                          ======        =====        ======         =====        ======
YEAR ENDED DECEMBER 31, 2002
  Allowance for possible losses on
     premiums receivable.............     $2,614        $(363)       $   --         $(886)       $1,365
                                          ======        =====        ======         =====        ======
  Allowance for possible losses on
     reinsurance receivable..........     $   --        $  --        $   --         $  --        $   --
                                          ======        =====        ======         =====        ======
YEAR ENDED DECEMBER 31, 2001
  Allowance for possible losses on
     premiums receivable.............     $2,650        $ 866        $   --         $(902)       $2,614
                                          ======        =====        ======         =====        ======
  Allowance for possible losses on
     reinsurance receivable..........     $   --        $  --        $   --         $  --        $
                                          ======        =====        ======         =====        ======

---------------

(1) Accounts charged against allowance.

                                                                     SCHEDULE VI

                    CNA SURETY CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
CNA SURETY CORPORATION AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND
                                      2001

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs....................  $104,674   $ 96,386   $ 89,788
                                                       ========   ========   ========
Reserves for unpaid claims and claim adjustment
  expenses...........................................  $413,539   $303,433   $315,811
                                                       ========   ========   ========
Discount (if any) deducted...........................  $     --   $     --   $     --
                                                       ========   ========   ========
Unearned premiums....................................  $224,068   $216,213   $200,379
                                                       ========   ========   ========
Net premium revenue..................................  $304,449   $298,319   $320,910
                                                       ========   ========   ========
Net investment income................................  $ 26,301   $ 27,754   $ 29,515
                                                       ========   ========   ========
Net claims and claim expenses incurred related to:
  Current year.......................................  $133,186   $ 88,018   $ 76,024
                                                       ========   ========   ========
  Prior years........................................  $ 39,290   $  6,180   $  4,812
                                                       ========   ========   ========
Amortization of deferred policy acquisition costs....  $141,650   $138,991   $147,500
                                                       ========   ========   ========
Net paid claims and claim adjustment expenses........  $ 83,426   $ 77,559   $ 65,642
                                                       ========   ========   ========
Net premiums written.................................  $319,210   $306,654   $315,804
                                                       ========   ========   ========

(A)(3) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2(1)     Reorganization Agreement dated as of December 19, 1996 among
           Capsure Holdings Corp., Continental Casualty Company, CNA
           Surety Corporation, Surety Acquisition Company and certain affiliates of Continental Casualty Company (filed on
           December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
           Form 8-K, and incorporated herein by reference.)
  2(2)     First Amendment to the Reorganization Agreement dated as of
           July 14, 1997 among Capsure Holdings Corp., Continental
           Casualty Company, CNA Surety Corporation, Surety Acquisition
           Company and certain affiliates of Continental Casualty
           Company (filed on July 16, 1997 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference.)
  3(1)     Certificate of Incorporation of CNA Surety Corporation dated
           December 10, 1996 (filed on August 15, 1997 as Exhibit 3(1)
           to CNA Surety Corporation's Registration Statement on Form
           S-4 (Registration No. 333-33753), and incorporated herein by reference.)
  3(2)     Amendment to Certificate of Incorporation of CNA Surety
           Corporation dated May 27, 1997 (filed on August 15, 1997 as
           Exhibit 3(2) to CNA Surety Corporation's Registration
           Statement on Form S-4 (Registration No. 333-33753), and
           incorporated herein by reference.)
  3(3)     Bylaws of CNA Surety Corporation (filed on August 15, 1997 as Exhibit 3(3) to CNA Surety Corporation's Registration
           Statement on Form S-4 (Registration No. 333-33753), and
           incorporated herein by reference.)
  3(4)     Amendment to Bylaws of CNA Surety Corporation (filed on
           September 23, 1998 as Exhibit 4(3) to CNA Surety
           Corporation's Registration Statement on Form S-8
           (Registration No. 333-64135), and incorporated herein by
           reference.)
  4(1)     Specimen certificate of CNA Surety Corporation (filed on
           August 15, 1997 as Exhibit 4(1) to CNA Surety Corporation's
           Registration Statement on Form S-4 (Registration No.
           333-33753), and incorporated herein by reference.)
  9        Not applicable.
 10(1)     Form of The CNA Surety Corporation Replacement Stock Option
           Plan (filed on August 15, 1997 as Exhibit 10(12) to CNA
           Surety Corporation's Registration Statement on Form S-4
           (Registration No. 333-33753), and incorporated herein by
           reference.)
 10(2)     Form of CNA Surety Corporation 1997 Long-Term Equity
           Compensation Plan (filed on August 15, 1997 as Exhibit
           10(13) to CNA Surety Corporation's Registration Statement on
           Form S-4 (Registration No. 333-33753), and incorporated
           herein by reference.)
 10(3)     Form of Aggregate Stop Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on December 27, 1996 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference.)
 10(4)     Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on December 27, 1996 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference.)
 10(5)     Surety Second Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on July 9, 1998 as Exhibit 10(14) to CNA
           Surety Corporation's Registration Statement on Form S-1
           (Registration No. 333-56063), and incorporated herein by
           reference.)
 10(6)     Form of 10% Quota Share Treaty by and between Western Surety
           Company and Continental Casualty Company (filed on November
           14, 2002 as Exhibit 10(1) to CNA Surety Corporation's Form
           10-Q, and incorporated herein by reference.)
 10(7)     Form of Surety Quota Share Treaty by and between Western
           Surety Company and Continental Casualty Company (filed on
           November 14, 2002 as Exhibit 10(2) to CNA Surety
           Corporation's Form 10-Q, and incorporated herein by
           reference.)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10(8)     Revised Form of Surety Excess of Loss Reinsurance Contract
           by and between Western Surety Company, Universal Surety of
           America, Surety Bonding Company of America and Continental
           Casualty Company (filed on May 14, 2003 as Exhibit 10(1) to
           CNA Surety Corporation's Form 10-Q, and incorporated herein by reference.)
 10(9)     Placement Slip for Surety Excess of Loss Reinsurance
           Contract by and between Western Surety Company, Universal
           Surety of America, Surety Bonding Company of America and
           Continental Casualty Company (filed on March 26, 2003 as
           Exhibit 10(12) to CNA Surety Corporation's Form 10-K, and
           incorporated herein by reference.)
 10(10)    Endorsement No. 1 to the Surety Excess of Loss Reinsurance
           Contract by and between Western Surety Company, Universal
           Surety of America, Surety Bonding Company of America and
           Continental Casualty Company. (filed on November 13, 2003 to
           CNA Surety Corporation's Corporation's Form 10-Q, and
           incorporated herein by reference.)
 10(11)    Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company.
 10(12)    Endorsement to 10(11) Form of Surety Excess of Loss
           Reinsurance Contract by and between Western Surety Company,
           Universal Surety of America, Surety Bonding Company of
           America and Continental Casualty Company.
 10(13)    Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company.
 10(14)    Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company.
 10(15)    Credit Agreement between CNA Surety Corporation and LaSalle
           Bank National Association Surety (filed on November 14, 2002 as Exhibit 10(3) to CNA Surety Corporation's Form 10-Q, and
           incorporated herein by reference.)
 10(16)    Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association Surety (filed on March
           26, 2003 as Exhibit 10(9) to CNA Surety Corporation's Form
           10-K, and incorporated herein by reference.)
 10(17)    Second Amendment to Credit Agreement between CNA Surety
           Corporation and LaSalle Bank National Association Surety
           (filed on November 13, 2003 as Exhibit 10(2) to CNA Surety
           Corporation's Form 10-Q, and incorporated herein by
           reference.)
 10(18)    Third Amendment to Credit Agreement between CNA Surety
           Corporation and LaSalle Bank National Association Surety
           (filed on November 13, 2003 as Exhibit 10(2) to CNA Surety
           Corporation's Form 10-Q, and incorporated herein by
           reference.)
 10(19)    Form of Services and Indemnity Agreement by and between
           Western Surety Company and Continental Casualty Company
           (filed on November 14, 2002 as Exhibit 10(5) to CNA Surety
           Corporation's Form 10-Q, and incorporated herein by
           reference.)
 10(20)    Employment Agreement dated as of June 30, 2003 by and
           between CNA Surety Corporation and John F. Welch (filed on
           August 12, 2003 as Exhibit 10(1) to CNA Surety Corporation's
           Form 10-Q, and incorporated herein by reference.)
 10(21)    Form of CNA Surety Corporation Non-Employee Directors
           Deferred Compensation Plan (filed on July 9, 1998 as Exhibit
           10(15) to CNA Surety Corporation's Registration Statement on
           Form S-1 (Registration No. 333-56063), and incorporated
           herein by reference.)
 10(22)    Form of CNA Surety Corporation Deferred Compensation Plan
           (filed on March 24, 2000 as Exhibit 10(18) to CNA Surety
           Corporation's Annual Report on Form 10-K, and incorporated herein by reference.)
 10(23)    Form of CNA Surety Corporation 2000 Employee Stock Purchase
           Plan (filed on January 26, 2001 (incorporated by reference)
           to CNA Surety Corporation's Registration Statement on Form
           S-8 (Registration No. 333-54440), and incorporated herein by reference.)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10(24)    Deferred Bonus Agreement dated as of January 13, 2003 by and between CNA Surety Corporation and Michael Dougherty (filed on March 26, 2003 as Exhibit 10(9) to CNA Surety
           Corporation's Form 10-K, and incorporated herein by
           reference.)
 10(25)    Deferred Bonus Agreement dated as of December 19, 2002 by
           and between CNA Surety Corporation and Enid Tanenhaus (filed on March 26, 2003 as Exhibit 10(9) to CNA Surety
           Corporation's Form 10-K, and incorporated herein by
           reference.)
 10(26)    Deferred Bonus Agreement dated as of January 13, 2003 by and between CNA Surety Corporation and Thomas Pottle
 11        Not Applicable.
 12        Not Applicable.
 13        Not Applicable.
 16        Not Applicable.
 18        Not Applicable.
 21        Subsidiaries of the Registrant.
 22        Not Applicable.
 23        Consent of Deloitte & Touche LLP dated March 15, 2004.
 24        Not Applicable.
 31(1)     Certification pursuant to Rule 13a-14(a) of the Securities
           Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
 31(2)     Certification pursuant to Rule 13a-14(a) of the Securities
           Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.
 32(1)     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32(2)     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNA SURETY CORPORATION

                                                   /s/ JOHN F. WELCH
                                          --------------------------------------
                                                      John F. Welch
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

                                                 /s/ JOHN F. CORCORAN
                                          --------------------------------------
                                                    John F. Corcoran.
                                             Senior Vice President and Chief
                                                    Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)

Dated: March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                    TITLE                            SIGNATURE
----                    -----                            ---------

March 15, 2004  Chairman of the Board                 /s/ JAMES LEWIS
                    and Director       ---------------------------------------------
                                                        James Lewis

March 15, 2004        Director                      /s/ PHILIP H. BRITT
                                       ---------------------------------------------
                                                      Philip H. Britt

March 15, 2004        Director                        /s/ KEN MILLER
                                       ---------------------------------------------
                                                        Ken Miller

March 15, 2004        Director                     /s/ THOMAS PONTARELLI
                                       ---------------------------------------------
                                                     Thomas Pontarelli

March 15, 2004        Director                       /s/ ROY E. POSNER
                                       ---------------------------------------------
                                                       Roy E. Posner

March 15, 2004        Director                     /s/ ADRIAN M. TOCKLIN
                                       ---------------------------------------------
                                                     Adrian M. Tocklin

March 15, 2004        Director                       /s/ JOHN F. WELCH
                                       ---------------------------------------------
                                                       John F. Welch