Form 10-Q
period 2004-03-31
CNA SURETY CORP
filed 2004-05-10
CIK 1044566

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

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

                                  (312)822-5000
              (Registrant's telephone number, including area code)

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

      42,993,446 shares of Common Stock, $.01 par value as of May 3, 2004.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION:

         Item 1.  Condensed Consolidated Financial Statements:

                  Independent Accountants' Report .....................................................     3

                  Condensed Consolidated Balance Sheets at March 31, 2004 and
                  at December 31, 2003 (Unaudited).....................................................     4

                  Condensed Consolidated Statements of Income for the Three  Months
                  Ended March 31, 2004 and 2003 (Unaudited)............................................     5

                  Condensed Consolidated Statements of Stockholders' Equity for the
                  Three Months Ended March 31, 2004 and 2003 (Unaudited)...............................     6

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2004 and 2003 (Unaudited)..................................................     7

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited) .........................................................................     8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................................    17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................    33

         Item 4.  Disclosure Controls and Procedures...................................................    34

PART II. OTHER INFORMATION:

         Item 1.  Legal Proceedings....................................................................    35

         Item 2.  Changes in the Rights of the Company's Security Holders..............................    35

         Item 3.  Defaults Upon Senior Securities......................................................    35

         Item 4.  Submission of Matters to a Vote of Security Holders..................................    35

         Item 5.  Other Information....................................................................    35

         Item 6.  Exhibits and Reports on Form 8-K ....................................................    35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's change in accounting for goodwill and indefinite-lived intangible assets in 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Chicago, Illinois
May 6, 2004

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                       MARCH 31,      DECEMBER 31,
                                                                                                         2004             2003
                                                                                                  ------------------  -------------
ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $607,765 and $544,201)...............   $          645,829  $     580,056
  Equity securities, at fair value (cost: $3,041 and $992).....................................                3,241          1,061
  Short-term investments, at cost (approximates fair value)....................................               39,063         63,871
  Other investments, at fair value.............................................................                1,077          1,119
                                                                                                  ------------------  -------------
     Total invested assets.....................................................................              689,210        646,107
Cash...........................................................................................                5,994          7,965
Deferred policy acquisition costs..............................................................              106,062        104,674
Insurance receivables:

  Premiums, including $13,757 and $18,394 from affiliates (net of allowance for
     doubtful accounts: $1,575 and $1,575).....................................................               39,155         39,455
  Reinsurance, including $8,685 and $52,704 from affiliates....................................              137,995        177,775
Intangible assets (net of accumulated amortization: $25,523 and $25,523).......................              138,785        138,785
Current income taxes receivables...............................................................               20,370         21,315
Property and equipment, at cost (less accumulated
  depreciation: $19,619 and $18,944)...........................................................               15,932         16,556
Prepaid reinsurance premiums...................................................................               13,226          6,432
Accrued investment income......................................................................                8,014          8,031
Other assets...................................................................................                2,070          2,028
                                                                                                  ------------------  -------------
       Total assets............................................................................   $        1,176,813  $   1,169,123
                                                                                                  ==================  =============

LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses...................................................   $          412,325  $     413,539
  Unearned premiums............................................................................              227,220        224,068
                                                                                                  ------------------  -------------
     Total reserves............................................................................              639,545        637,607
Debt...........................................................................................               45,418         50,418
Deferred income taxes, net.....................................................................               32,340         30,738
Reinsurance and other payables to affiliates...................................................                  787            191
Accrued expenses...............................................................................               13,820         14,854
Other liabilities..............................................................................               26,787         25,174
                                                                                                  ------------------  -------------
      Total liabilities........................................................................   $          758,697  $     758,982
                                                                                                  ------------------  -------------
Commitments and contingencies (See Notes 4, 6, & 7)

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,407 shares issued and 42,993 shares outstanding at March 31, 2004 and 44,401
  shares issued and 42,980 shares outstanding at December 31, 2003.............................                  444            444
Additional paid-in capital.....................................................................              255,848        255,816
Retained earnings..............................................................................              152,160        145,786
Accumulated other comprehensive income.........................................................               24,842         23,351
Treasury stock, at cost........................................................................              (15,178)       (15,256)
                                                                                                  ------------------  -------------
     Total stockholders' equity................................................................              418,116        410,141
                                                                                                  ------------------  -------------
     Total liabilities and stockholders' equity................................................   $        1,176,813  $   1,169,123
                                                                                                  ==================  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                 -------------------------------
                                                                                                     2004              2003
                                                                                                 -------------     -------------
Revenues:
  Net earned premium.......................................................................      $      75,197     $      71,206
  Net investment income....................................................................              6,977             6,699
  Net realized investment gains............................................................              2,230               730
                                                                                                 -------------     -------------
     Total revenues........................................................................             84,404            78,635
                                                                                                 -------------     -------------
Expenses:
  Net losses and loss adjustment expenses..................................................             20,631            18,606
  Net commissions, brokerage and other underwriting expenses...............................             55,312            44,296
  Interest expense.........................................................................                342               353
                                                                                                 -------------     -------------
     Total expenses........................................................................             76,285            63,255
                                                                                                 -------------     -------------
Income before income taxes.................................................................              8,119            15,380
Income taxes...............................................................................              1,745             4,391
                                                                                                 -------------     -------------
Net income.................................................................................      $       6,374     $      10,989
                                                                                                 =============     =============
Earnings per share.........................................................................      $        0.15     $        0.26
                                                                                                 =============     =============
Earnings per share, assuming dilution......................................................      $        0.15     $        0.26
                                                                                                 =============     =============
Weighted average shares outstanding........................................................             42,991            42,957
                                                                                                 =============     =============
Weighted average shares outstanding, assuming dilution.....................................             43,055            42,962
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     COMMON
                                                                      STOCK                   ADDITIONAL
                                                                     SHARES      COMMON        PAID-IN       COMPREHENSIVE
                                                                   OUTSTANDING    STOCK        CAPITAL          INCOME
                                                                   -----------  ---------  ---------------   -------------
Balance, December 31, 2002......................................      42,947    $     444  $       255,765
Comprehensive income:
  Net income....................................................          --           --               --   $      10,989
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of ($958)..........          --           --               --             992
                                                                                                             -------------
     Total comprehensive income.................................                                             $      11,981
                                                                                                             =============
Issuance of treasury stock to employee stock purchase program...           9           --              (38)
Stock options exercised and other...............................           3           --                4
                                                                      ------    ---------  ---------------
Balance, March 31, 2003.........................................      42,959    $     444  $       255,731
                                                                      ======    =========  ===============
Balance, December 31, 2003......................................      42,980    $     444  $       255,816
Comprehensive income:
  Net income....................................................          --           --               --   $       6,374
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $1,549..........          --           --               --           1,491
                                                                                                             -------------
     Total comprehensive income.................................                                             $       7,865
                                                                                                             =============
Issuance of treasury stock to employee stock purchase program...           7           --              (22)
Stock options exercised and other...............................           6           --               54
                                                                      ------    ---------  ---------------
Balance, March 31, 2004.........................................      42,993    $     444  $       255,848
                                                                      ======    =========  ===============

                                                                                      ACCUMULATED
                                                                                         OTHER        TREASURY           TOTAL
                                                                       RETAINED     COMPREHENSIVE       STOCK        STOCKHOLDERS'
                                                                       EARNINGS         INCOME        (AT COST)          EQUITY
                                                                   ---------------  -------------  ---------------  ---------------
Balance, December 31, 2002......................................   $       159,937  $      19,861  $       (15,446) $       420,561
Comprehensive income:
  Net income....................................................            10,989             --               --           10,989
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of ($958)..........                --            992               --              992
Issuance of treasury stock to employee stock purchase program...                                                99               61
Stock options exercised and other...............................                 1             --               --                5
                                                                   ---------------  -------------  ---------------  ---------------
Balance, March 31, 2003.........................................   $       170,927  $      20,853  $       (15,347) $       432,608
                                                                   ===============  =============  ===============  ===============
Balance, December 31, 2003......................................   $       145,786  $      23,351  $       (15,256) $       410,141
Comprehensive income:
  Net income....................................................             6,374             --               --            6,374
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $1,549..........                --          1,491               --            1,491
Issuance of treasury stock to employee stock purchase program...                --                              78               56
Stock options exercised and other...............................                               --               --               54
                                                                   ---------------  -------------  ---------------  ---------------
Balance, March 31, 2004 ........................................   $       152,160  $      24,842  $       (15,178) $       418,116
                                                                   ===============  =============  ===============  ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                  ---------------------------------
                                                                                                       2004               2003
                                                                                                  ---------------    --------------
OPERATING ACTIVITIES:
  Net income....................................................................................  $         6,374    $       10,989
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization..............................................................            1,150             1,047
     Accretion of bond discount, net............................................................              668               394
     Net realized investment gains..............................................................           (2,230)             (730)
  Changes in:
     Insurance receivables......................................................................           40,080            (4,057)
     Reserve for unearned premiums..............................................................            3,152             6,683
     Reserve for unpaid losses and loss adjustment expenses.....................................           (1,214)          (49,315)
     Deferred policy acquisition costs..........................................................           (1,388)           (4,596)
     Deferred income taxes, net.................................................................              800               891
     Reinsurance and other payables to affiliates...............................................              596               410
     Prepaid reinsurance premiums...............................................................           (6,794)            1,444
     Other assets and liabilities...............................................................            1,696             1,789
                                                                                                  ---------------    --------------
       Net cash provided by (used in) operating activities......................................           42,890           (35,051)
                                                                                                  ---------------    --------------
INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases..................................................................................         (100,359)          (29,097)
     Maturities.................................................................................            9,368            27,055
     Sales......................................................................................           26,915             7,335
  Purchases of equity securities................................................................             (100)             (123)
  Proceeds from the sale of equity securities...................................................              101                18
  Changes in short-term investments.............................................................           24,831            27,195
  Purchases of property and equipment...........................................................             (668)             (683)
  Changes in receivables/payables for securities sold/purchased.................................               --             2,392
  Other, net....................................................................................              (55)              (16)
                                                                                                  ---------------    --------------
       Net cash (used in) provided by investing activities......................................          (39,967)           34,076
                                                                                                  ---------------    --------------
FINANCING ACTIVITIES:
  Principal payments on debt....................................................................           (5,000)               --
  Employee stock option exercises...............................................................               28                 5
  Issuance of treasury stock to employee stock purchase plan....................................               78                61
                                                                                                  ---------------    --------------
       Net cash (used in) provided by financing activities......................................           (4,894)               66
                                                                                                  ---------------    --------------
Decrease in cash................................................................................           (1,971)             (909)
Cash at beginning of period.....................................................................            7,965            14,979
                                                                                                  ---------------    --------------
Cash at end of period...........................................................................  $         5,994    $       14,070
                                                                                                  ===============    ==============
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest...................................................................................  $           334    $          121
     Income taxes...............................................................................  $            --    $           --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

Basis of Presentation

      These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2003 10-K. Certain financial information that is included in annual financial statements prepared in accordance with GAAP, is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 2003 Financial Statements to conform with the presentation in the 2004 Condensed Consolidated Financial Statements.

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

      The computation of earnings per share is as follows (amounts in thousands, except for per share data):

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                          -----------------------------------
                                                                               2004                  2003
                                                                          -------------          ------------
Net income.............................................................   $       6,374          $     10,989
                                                                          =============          ============
Shares:
Weighted average shares outstanding....................................          42,980                42,947
     Weighted average shares of options exercised......................              11                    10
                                                                          -------------          ------------
Total weighted average shares outstanding..............................          42,991                42,957
     Effect of dilutive options........................................              64                     5
                                                                          -------------          ------------
Total weighted average shares outstanding, assuming dilution...........          43,055                42,962
                                                                          =============          ============

Earnings per share.....................................................   $        0.15          $       0.26
                                                                          =============          ============
Earnings per share, assuming dilution..................................   $        0.15          $       0.26
                                                                          =============          ============

      No adjustments were made to reported net income in the computation of earnings per share.

      The Company applies the intrinsic value method per Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations, in accounting for its plans as allowed for under the provisions of Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation expense has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation under the Company's stock-based compensation plan.

                                                                             THREE MONTHS ENDED MARCH 31
                                                                          ----------------------------------
              (IN THOUSANDS, EXCEPT PER SHARE DATA)                            2004                 2003
-----------------------------------------------------------------------   -------------        -------------
Net income.............................................................   $       6,374        $      10,989
Less: Total stock based compensation cost determined under
   the fair value method, net of tax...................................             (70)                (104)
                                                                          -------------        -------------
Pro forma net income...................................................   $       6,304        $      10,885
                                                                          =============        =============
Basic and diluted earnings per share, as reported......................   $        0.15        $        0.26
                                                                          =============        =============
Basic and diluted earnings per share, pro forma........................   $        0.15        $        0.25
                                                                          =============        =============

Accounting Changes

      In January of 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ("ARB No. 51")" ("FIN No. 46"). As a general rule, ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary is a condition pointing toward preparation of consolidated financial statements of the parent and its subsidiary. FIN No. 46 clarifies the exceptions to this general rule, as enunciated in paragraph 2 of ARB No. 51. FIN No. 46 requires an entity to consolidate a variable interest entity ("VIE") even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

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

      In December of 2003, the FASB revised SFAS No. 132 entitled "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The SFAS No. 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. The Company has implemented the interim disclosure requirements in these financial statements and will include annual benefit payment disclosures in all subsequent annual financial statements.

2. INVESTMENTS

      The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at March 31, 2004 and December 31, 2003, by investment category, were as follows (dollars in thousands):

                                                                                       GROSS UNREALIZED LOSSES
                                                              AMORTIZED     GROSS     --------------------------
                                                               COST OR    UNREALIZED  LESS THAN 12  MORE THAN 12  ESTIMATED FAIR
                      MARCH 31, 2004                            COST        GAINS        MONTHS        MONTHS         VALUE
-----------------------------------------------------------  ----------  -----------  ------------  ------------  --------------
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government
  and agencies:
    U.S. Treasury..........................................  $   21,234  $       883  $         --  $         --  $       22,117
    U.S. Agencies..........................................       4,585          112           (35)           --           4,662
    Collateralized mortgage obligations....................      10,042            1           (41)           --          10,002
    Mortgage pass-through securities.......................      48,090          624           (62)           --          48,652
Obligations of states and political subdivisions...........     385,136       27,689          (320)          (26)        412,479
Corporate bonds............................................     109,869        7,009            (1)           --         116,877
Non-agency collateralized mortgage obligations.............       8,516          549           --            (18)          9,047
Other asset-backed securities:
  Second mortgages/home equity  loans......................       5,389          470           --             --           5,859
  Credit card receivables..................................       5,000           35           --             --           5,035
  Other....................................................       4,548          321           --             --           4,869
Redeemable preferred stock.................................       5,356          874           --             --           6,230
                                                             ----------  -----------  ------------  ------------  --------------
    Total fixed income securities..........................     607,765       38,567          (459)          (44)        645,829
Equity securities..........................................       3,041          200           --             --           3,241
                                                             ----------  -----------  ------------  ------------  --------------
    Total..................................................  $  610,806  $    38,767  $       (459) $        (44) $      649,070
                                                             ==========  ===========  ============  ============  ==============

                                                                                       GROSS UNREALIZED LOSSES
                                                              AMORTIZED     GROSS     --------------------------
                                                              COST OR     UNREALIZED  LESS THAN 12  MORE THAN 12  ESTIMATED FAIR
                     DECEMBER 31, 2003                          COST        GAINS        MONTHS        MONTHS         VALUE
-----------------------------------------------------------  ----------  -----------  ------------  ------------  --------------
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government
  and agencies:
    U.S. Treasury..........................................  $   21,267  $       497  $        --   $         --  $      21,764
    U.S. Agencies..........................................       4,587           47           (99)           --          4,535
    Collateralized mortgage obligations....................          76            1           --             --             77
    Mortgage pass-through securities.......................       7,607          386           --             --          7,993
Obligations of states and political subdivisions...........     376,961       25,604          (127)          (27)       402,411
Corporate bonds............................................      96,525        7,322           (45)           --        103,802
Non-agency collateralized mortgage obligations.............       8,443          424            --           (22)         8,845
Other asset-backed securities:
  Second mortgages/home equity  loans......................       5,721          426            --            --          6,147
  Credit card receivables..................................       5,000           51            --            --          5,051
  Other....................................................       4,619          192           (13)           --          4,798
Redeemable preferred stock.................................      13,395        1,238            --            --         14,633
                                                             ----------  -----------  ------------  ------------  -------------
    Total fixed income securities..........................     544,201       36,188          (284)          (49)       580,056
Equity securities..........................................         992           69            --            --          1,061
                                                             ----------  -----------  ------------  ------------  -------------
    Total..................................................  $  545,193  $    36,257  $       (284) $        (49) $     581,117
                                                             ==========  ===========  ============  ============  =============

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

      Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income. The Company's Quantitative and Qualitative Disclosures about Market Risk are contained in Item 3 of this Form 10-Q.

3. REINSURANCE

      The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                     THREE MONTHS ENDED MARCH 31,
                 ------------------------------------------------------------------
                                2004                              2003
                 --------------------------------  --------------------------------
                      WRITTEN          EARNED           WRITTEN          EARNED
                 ---------------  ---------------  ---------------  ---------------
Direct........   $        66,070  $        48,835  $        42,367  $        36,303
Assumed.......            29,809           43,893           49,304           48,687
Ceded.........           (24,325)         (17,531)         (12,337)         (13,784)
                 ---------------  ---------------  ---------------  ---------------
                 $        71,554  $        75,197  $        79,334  $        71,206
                 ===============  ===============  ===============  ===============

      The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                --------------------------------------------------------
                                                                             2004                          2003
                                                                --------------------------    --------------------------
                                                                        $            RATIO            $            RATIO
                                                                -------------        -----    -------------        -----
Gross losses and loss adjustment expenses....................   $      23,336        25.2%    $      27,913        32.8%
Ceded amounts................................................          (2,705)       15.4%           (9,307)       67.5%
                                                                -------------                 -------------
Net losses and loss adjustment expenses......................   $      20,631        27.4%    $      18,606        26.1%
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

2004 Third Party Reinsurance Compared to 2003 Third Party Reinsurance

      Effective January 1, 2004, CNA Surety entered into a new excess of loss treaty ("2004 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaces the $45 million excess of $15 million per principal coverage, as well as the $40 million excess of $60 per principal and the $3 million excess of $12 million coverage that had been provided by CCC. The significant differences between the new excess of loss reinsurance program and the Company's 2003 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $110 million in 2003 to $157 million in 2004. The minimum annual premium for the 2004 excess of loss treaty is $49.2 million (net of expected return premium) compared to a total of $42.0 million of reinsurance premiums paid in 2003 (net of expected return premium) for the $45 million excess of $15 million, the $40 million excess of $60 million and the $3 million excess of $12 million treaties. The contract also includes an optional twelve month extended discovery period, for an additional premium, which will provide coverage for losses discovered in 2005 on bonds that were in force during 2004, and somewhat less restrictive special acceptance provisions for larger contract accounts than those contained in the 2003 Excess of Loss Treaty.

      In addition to the one large contract principal (described later) and the two commercial principals excluded (based upon class of business), the Company's reinsurers had excluded three other contract principals from the 2003 Excess of Loss Treaty, for a total of six excluded principals. With respect to the three contract principals other than the large national contractor, two contract principals have completed asset sales and other reorganization efforts and have been accepted into the 2004 Excess of Loss Treaty. The third went into claim in 2003. Although in claim and experiencing financial difficulties, the contractor continued to perform substantially all of its contractual obligations underlying the Company's surety bonds. The one large contract principal and the two commercial principals remain excluded from the 2004 Excess of Loss Treaty. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $46 million and is currently rated B- by Standard and Poor's ("S&P"). The bonded exposure will decline over the term of the bond which extends until 2007. The other is a foreign industrial enterprise with an estimated bonded exposure of $13 million. The remaining exposure is expected to be discharged by June 30, 2004.

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

      The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2004 and expires on December 31, 2004 and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of March 31, 2004.

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

      Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through March 31, 2004.

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

      The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of March 31, 2004, the Company had billed and received $54.9 million under the Stop Loss Contract.

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

      Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. Accordingly, the $40 million excess of $60 million contract with CCC was commuted effective January 1, 2004. As part of this commutation, the Company has received a commutation payment of $10.9 million from CCC. As of December 31, 2003 the full amount of the commutation payment had been recognized as a receivable. The Company and CCC entered into a new $40 million excess of $60 million reinsurance contract providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. This contract is effective from January 1, 2004 to December 31, 2004. The premium for this contract is $3.0 million plus an additional premium if a loss is ceded to this contract.

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

      Effective October 1, 2003, the Company entered into a $3 million excess of $12 million excess of loss contract with CCC. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12 million. This contract effectively lowered the Company's net retention per principal for the remainder of 2003 to $12 million plus a 5% co-participation in the $45 million layer of excess reinsurance with third party reinsurers. This contract was to expire on December 31, 2004. Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. As of March 31, 2004 and December 31, 2003, CNA Surety had an insurance receivable balance from CCC and CIC of $22.4 million and $71.1 million, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of March 31, 2004 and December 31,2003.

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

      For bonds that the Company has written after September 30, 2003, in addition to the coverage provided by excess of loss reinsurance treaties described above ($40 million excess of $60 million and $50 million excess of $100 million) the Company and CCC have entered into facultative reinsurance in connection with larger bonds. The Company's exposure on bonds written from

October 1, 2002 through October 31, 2003 was limited to $20 million per bond. For bonds written between November 1, 2003 and March 31,2004, the Company's exposure was $14.7 million. For bonds written subsequent to March 31, 2004, the Company's exposure will be limited to the lesser of $20 million or 10% of policyholders surplus.

      CNAF Credit Facility

      In December 2002 and January 2003, CNA Financial Corporation ("CNAF"), parent of CCC, provided loans in an aggregate amount of approximately $45 million to the national contractor. The loans were provided by CNAF to help the contractor meet its liquidity needs. The loans are evidenced by demand notes and until replaced by the credit facility described below, accrue interest at 10%. In March 2003, CNAF entered into a credit facility with the contractor under which CNAF has agreed to provide up to $86 million of loans to the contractor and certain of its subsidiaries, including the refinancing of the already advanced $45 million of credit described above. The credit facility matures in March of 2006. CNAF has been granted a security interest in substantially all of the assets of the contractor to secure borrowings under the new credit facility. Loews Corporation, parent of CNAF, and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a one-third participation share in CNAF's position in the credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million, plus accrued interest. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and fees under the facility on a proportional basis with CNAF.

      In March 2003, CNAF purchased the contractor's outstanding bank debt for $16.4 million. The contractor purchased the bank debt and retired it, with $11.4 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor's benefit. Of these letters of credit, a replacement due to expire in August 2004 remains in the amount of $3 million. Any CNAF reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of March 31, 2004, CNAF had credit exposure of $64.0 million under the credit facility, net of participation by Loews, in the amount of $25.7 million, for total outstanding of $89.7 million. As of April 30, 2004, $90.0 million was the total outstanding under the credit facility.

      As of March 31,2004, the credit facility was amended to provide for calculating the amount available for borrowing without regard to approximately $1.1 million representing accrued interest on a bridge loan provided by CNAF that became a borrowing under the facility; the elimination of the reduction in CNAF's commitment upon receipt by the contractor of certain claim proceeds; and an increase in the monthly compensation limits for the contractor's principals. In connection with the amendment, the principals and an affiliate contributed $5 million in the aggregate to the contractor's capital by forgiving certain of the contractor's indebtedness.

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

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------------------
                                                                                     2004                       2003
                                                                                --------------             --------------
Reserves at beginning of period:
Gross.....................................................................      $      413,539             $      303,433
Ceded reinsurance.........................................................             158,357                    137,301
                                                                                --------------             --------------
  Net reserves at beginning of period.....................................             255,182                    166,132
                                                                                --------------             --------------
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period..........................              20,918                     18,551
  (Decrease) increase in provision for insured events of prior periods....                (287)                        55
                                                                                --------------             --------------

     Total net incurred...................................................              20,631                     18,606
                                                                                --------------             --------------
Net payments attributable to:
  Current period events...................................................                 483                        505
  Prior period events.....................................................              22,682                     28,056
                                                                                --------------             --------------
     Total net payments...................................................              23,165                     28,561
                                                                                --------------             --------------
Net reserves at end of period.............................................             252,648                    156,177
Ceded reinsurance at end of period........................................             159,677                     97,941
                                                                                --------------             --------------
     Gross reserves at end of period......................................      $      412,325             $      254,118
                                                                                ==============             ==============

      On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of the date of this filing, the Company has billed a total of $37.1 million to its reinsurers. Five reinsurers responsible for payment of 55% of the treaty proceeds either have paid their portions of the claim or have reached agreement with the Company and paid the Company to commute the entire reinsurance treaty under which the Enron claim was made. Pursuant to the treaty, the Company demanded and began arbitration proceedings against all the reinsurers that have not paid or commuted their treaties. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of March 31, 2004.

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

      Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan Facility. As a result, the current effective interest rate on the term loan as of March 31, 2004 was 2.76%.

      The Term Loan Facility balance was reduced by $15 million through March 31, 2004 according to the scheduled amortization and payment schedules. Further amortization and payment of the Term Loan Facility will take place at $10 million per year, in equal semi-annual installments of $5 million on the following dates:

   DATE                             AMORTIZATION   OUTSTANDING BALANCE
---------------                     ------------   -------------------
September 30, 2004............        5,000,000         10,000,000
March 31, 2005................        5,000,000          5,000,000
September 30, 2005............        5,000,000                 --

      The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at March 31, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan Facility, was 0.625% at March 31, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of March 31, 2004, the weighted average interest rate was 2.6% on the $45 million of outstanding borrowings. As of December 31, 2003, the weighted average interest rate on the 2002 Credit Facility was 2.4% on the $50 million of outstanding borrowings.

     The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best Co. for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. Due to the net loss reported for the third quarter of 2003, the Company was in violation of the minimum fixed charge coverage test. The lenders granted the Company a waiver for this violation and amended the 2002 Credit Facility to replace the fixed charge coverage ratio requirement for the next three quarters with a minimum earnings requirement. At March 31, 2004, the Company was in violation of this minimum earnings requirement and has obtained a waiver for this requirement for the current quarter.

6. EMPLOYEE BENEFITS

      CNA Surety sponsors a tax deferred savings plan ("401(k) plan") covering substantially all of its employees. Prior to December 31, 1999, the Company matched 70% of the participating employee's contribution up to 6% of eligible compensation (4.2% maximum matching). Effective January 1, 2000, the Company match was increased to 100% of the participating employees contribution up to 3% of eligible compensation and 50% of the participating employees contribution between 3% and 6% of eligible compensation (4.5% maximum matching. Effective January 1, 2004, the Company implemented an additional basic contribution for eligible 401(k) plan participants of 3% (if under age 45) or 5% (if 45 or older) of eligible compensation. In addition, the Company may also make an annual discretionary performance contribution to the 401(k) plan, subject to the approval of the Company's Board of Directors. The discretionary performance contribution may be restricted by plan and regulatory limitations.

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

      Western Surety sponsors two postretirement benefit plans covering certain employees. One plan provides medical benefits, and the other plan provides sick leave termination payments. The postretirement health care plan is contributory and the sick leave plan is non-contributory. Western Surety uses a December 31 measurement date for both of its postretirement benefit plans.

      The plans' combined net periodic postretirement benefit cost for the three months ended March 31, 2004 and 2003 included the following components (dollars in thousands):

                                                           MARCH 31,         MARCH 31,
                                                           ----------        ---------
                                                              2004              2003
                                                           ----------        ---------
Net periodic benefit cost
  Service cost.........................................    $       42        $      41
  Interest cost........................................            88               71
  Prior service cost...................................           (37)             (32)
  Recognized net actuarial loss/(gain).................             4               (2)
                                                           ----------        ---------
  Net periodic benefit cost............................    $       97        $      78
                                                           ==========        =========

      The company expects to contribute $0.3 million to the postretirement benefit plans to pay benefits in 2004.

7. COMMITMENTS AND CONTINGENCIES

      At March 31, 2004, the future minimum commitment under operating leases was as follows: 2004 -- $1.3 million; 2005 -- $1.5 million; 2006 -- $1.4 million; 2007 -- $1.1 million; 2008 -- $1.0 million; and thereafter -- $3.7 million.

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

      Exposure to loss on principals excluded from reinsurance programs

      Beginning in 2002, the Company's reinsurers excluded certain accounts (for which the Company had continuing exposure from bonds written in prior years) from the reinsurance programs. For these accounts, the company would retain up to $60 million of loss. Due to the improved financial condition of some of these accounts and the Company's efforts to have these accounts covered, two of these accounts are again covered under the Company's 2004 reinsurance program. However, the Company's reinsurance program for 2004 does exclude three principals. Of these excluded principals, one is a foreign industrial enterprise, one is a domestic electric utility and the other is a large national contractor. As of March 31, 2004, Management estimates that the Company's net exposure to these accounts would be $13 million, $46 million and $60 million, respectively. The foreign industrial enterprise and the electric utility are discussed on page 23, and the large national contractor is discussed in detail on page 25. As of March 31, 2004, no material loss event has occurred with respect to these three principals.

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

      Economic Conditions

      The Company's results are impacted by general corporate credit conditions, as well as by the condition of the public construction segment of the economy. While corporate credit default rates appear to be improving from recent historically high levels, the amount of new public construction spending appears to be slowing. An improvement in overall corporate default rates could be expected to have a favorable impact on the Company's loss costs. A slow down in public construction spending could be expected to put pressure on the Company's written premium production and also adversely impact loss costs. Management believes that the diversification of the Company's book of business, with approximately 43% of current written premium from products that are less sensitive to economic conditions, mitigates the impact of these economic factors.

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

CRITICAL ACCOUNTING POLICIES

     Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company's results of operations and financial condition pertain to reserves for unpaid losses and loss adjustment expenses and reinsurance, investments, deferred acquisition costs, and goodwill and other intangible assets. The Company's accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables, are particularly critical to an assessment of the Company's financial results. These areas are highly subjective and require Management's most complex judgments because of the need to make estimates about the effects of matters that are inherently uncertain.

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

      CNA Surety's Condensed Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $412.3 million and reinsurance receivables related to losses of $159.7 million at March 31, 2004. While many factors impact these estimates, Management believes that past changes in the Company's business mix and reinsurance program along with increased corporate default rates were the primary drivers of the need to substantially increase reserve levels in 2003. Beginning in the late 1990's, the Company began writing more bonds for large corporate clients. Shortly thereafter, corporate default rates increased dramatically. These exposures proved to be more volatile than the Company's more traditional contract and small commercial surety products, and began resulting in a higher frequency of severe losses. As a result, the Company's reinsurers significantly increased rates, reduced the amount of coverage available to the Company and excluded certain accounts from the reinsurance program. For 2002, the Company's per principal retention increased from $5 million to $20 million. Although the Company reduced its per principal retention to $15 million for 2003, these higher retentions, at a time of continuing higher frequency of severe losses, further increased the volatility of results.

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

      Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings. For example, a 10% increase in the March 31, 2004 net estimate for unpaid losses and loss adjustment expenses would produce a charge to pre-tax earnings of approximately $25.3 million. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

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

      Short-term investments which generally include U.S. Treasury bills, corporate notes, money market funds, and investment grade commercial paper equivalents, are carried at amortized cost which approximates fair value. Invested assets are exposed to various risks, such as interest rate risk, market risk and credit risk. Due to the level of risk associated with invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Condensed Consolidated Balance Sheets and Consolidated Statements of Income.

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

Goodwill and Other Intangible Assets

      CNA Surety's Condensed Consolidated Balance Sheet as of March 31, 2004 includes goodwill and identified intangibles of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this and other acquisitions was generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

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

RESULTS OF OPERATIONS

      Financial Measures

      The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") discusses certain accounting principles generally accepted in the United States of America ("GAAP") and non-GAAP financial measures in order to provide information used by management to monitor the Company's operating performance. Management utilizes various financial measures to monitor the Company's insurance operations and investment portfolio. Underwriting results, which are derived from certain income statement amounts, are considered a non-GAAP financial measure and are used by management to monitor performance of the Company's insurance operations. The Company's investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments produce realized gains and losses, which is also a component used in the calculation of net income and is a non-GAAP financial measure.

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

COMPARISON OF CNA SURETY RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

      Analysis of Net Income

      The Company had net income of $6.4 million for the three months ended March 31, 2004, as compared to $11.0 million for the comparable period in the prior year. The decrease in net income from period to period reflects increased underwriting expenses that included $1.7 million of severance costs related to the re-organization of the company's field office structure. Expenses also include a $4.9 million increase in the accrual for policyholder dividends primarily related to premiums earned in 2002 and prior. These higher expenses were partially offset by higher net investment gains.

      Analysis of the components of net income are discussed in the following sections.

      Results of Insurance Operations

      Underwriting components for the Company for the three months ended March 31, 2004 and 2003 are summarized in the following table (dollars in thousands):

                                                            THREE MONTHS ENDED MARCH 31,
                                                               2004              2003
                                                           -------------     -------------
Gross written premiums.................................    $      95,879     $      91,671
                                                           =============     =============
Net written premiums...................................    $      71,554     $      79,334
                                                           =============     =============
Net earned premiums....................................    $      75,197     $      71,206
                                                           =============     =============
Net losses and loss adjustment expenses................    $      20,631     $      18,606
                                                           =============     =============
Net commissions, brokerage and other expenses..........    $      55,312     $      44,296
                                                           =============     =============
Loss ratio.............................................             27.4%             26.1%
Expense ratio..........................................             73.6              62.2
                                                           -------------     -------------
Combined ratio.........................................            101.0%             88.3%
                                                           =============     =============

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

      Gross written premiums are shown in the table below (dollars in thousands):

                             THREE MONTHS ENDED MARCH 31,
                                 2004            2003
                             -------------   -------------
Contract..................   $      49,787   $      41,623
Commercial................          37,331          42,015
Fidelity and other........           8,761           8,033
                             -------------   -------------
                             $      95,879   $      91,671
                             =============   =============

      Gross written premiums increased 4.6%, or $4.2 million, for the three months ended March 31, 2004 over the comparable period in 2003. Contract surety increased 19.6%, or $8.2 million, as compared to 2003, reflecting improving rates. Commercial surety decreased 11.1 percent to $37.3 million as continued strong volume growth in small commercial products was more than offset by the results of ongoing efforts to reduce aggregate exposures to large commercial accounts. The estimated impact of the Company's exposure reduction efforts to date represents approximately $24 million in annual premium, assuming an average rate per $1,000 of bond exposure of $3.46, or 35 basis points, and approximately $6.8 billion of bond exposure. Fidelity and other products increased 9.1%, or $0.7 million, to $8.8 million for the three months ended March 31, 2004 as compared to the same period in 2003 due primarily to an increase in fidelity business.

      Net written premiums are shown in the table below (dollars in thousands):

                              THREE MONTHS ENDED MARCH 31,
                                 2004            2003
                             -------------   -------------
Contract..................   $      33,903   $      36,133
Commercial................          29,269          35,523
Fidelity and other........           8,382           7,678
                             -------------   -------------
                             $      71,554   $      79,334
                             =============   =============

      For the three months ended March 31, 2004, net written premiums decreased 9.8%, or $7.8 million, to $71.6 million as compared to the same period in 2003, reflecting the Company's decision to purchase additional reinsurance protection as well as the timing of reinsurance premium payments. Ceded written premiums increased $12.0 million to $24.3 million for the first quarter of 2004 compared to the same period of last year primarily due to the aforementioned changes in the Company's reinsurance programs. Net written premiums for contract surety business decreased 6.2%, or $2.2 million, to $33.9 million for the three months ended March 31, 2004. Net written premiums for commercial surety decreased 17.6%, or $6.3 million, to $29.3 million. Fidelity and other products increased 9.2%, or $0.7 million, to $8.4 million for the three months ended March 31, 2004 as compared to the same period in 2003.

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

      2004 Third Party Reinsurance Compared to 2003 Third Party Reinsurance

      Effective January 1, 2004, CNA Surety entered into a new excess of loss treaty ("2004 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaces the $45 million excess of $15 million per principal coverage, as well as the $40 million excess of $60 per principal and the $3 million excess of $12 million coverage that had been provided by CCC. The significant differences between the new excess of loss reinsurance program and the Company's 2003 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $110 million in 2003 to $157 million in 2004. The minimum annual premium for the 2004 excess of loss treaty is $49.2 million (net of expected return premium) compared to a total of $42.0 million of reinsurance premiums paid in 2003 (net of expected return premium) for the $45 million excess of $15 million, the $40 million excess of $60 million and the $3 million excess of $12 million treaties. The contract also includes an optional twelve month extended discovery period, for an additional premium, which will provide coverage for losses discovered in 2005 on bonds that were in force during 2004, and somewhat less restrictive special acceptance provisions for larger contract accounts than those contained in the 2003 Excess of Loss Treaty.

      In addition to the one large contract principal (described later) and the two commercial principals excluded (based upon class of business), the Company's reinsurers had excluded three other contract principals from the 2003 Excess of Loss Treaty, for a total of six excluded principals. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $46 million and is currently rated B- by Standard and Poor's ("S&P"). The bonded exposure will decline over the term of the bond which extends until 2007. The other is a foreign industrial enterprise with an estimated bonded exposure of $13 million. The remaining exposure is expected to be discharged by June 30, 2004.

      Each of the four contract principals continues to perform their contractual obligations underlying the Company's surety bonds.

      With respect to the three contract principals other than the large national contractor, two contract principals have completed asset sales and other reorganization efforts and have been accepted into the 2004 Excess of Loss Treaty. The one large contract principal and the two commercial principals remain excluded from the 2004 Excess of Loss Treaty.

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

      The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2004 and expires on December 31, 2004 and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of March 31, 2004.

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

      Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through March 31, 2004.

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

      The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of March 31, 2004, the Company had billed and received $54.9 million under the Stop Loss Contract.

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

      Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. Accordingly, the $40 million excess of $60 million contract with CCC was commuted effective January 1, 2004. As part of this commutation, the Company has received a commutation payment of $10.9 million from CCC. As of December 31, 2003 the full amount of the commutation payment had been recognized as a receivable. The Company and CCC entered into a new $40 million excess of $60 million reinsurance contract providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. This contract is effective from January 1, 2004 to December 31, 2004. The premium for this contract is $3.0 million plus an additional premium if a loss is ceded to this contract.

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

      Effective October 1, 2003, the Company entered into a $3 million excess of $12 million excess of loss contract with CCC. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12 million. This contract effectively lowered the Company's net retention per principal for the remainder of 2003 to $12 million plus a 5% co-participation in the $45 million layer of excess reinsurance with third party reinsurers. This contract was to expire on December 31, 2004. Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. As of March 31, 2004 and March 31, 2003, CNA Surety had an insurance receivable balance from CCC and CIC of $22.4 million and $71.1 million, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of March 31, 2004 and December 31, 2003.

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

     For bonds that the Company has written after September 30, 2003, in addition to the coverage provided by excess of loss reinsurance treaties described above ($40 million excess of $60 million and $50 million excess of $100 million) the Company and CCC have entered into facultative reinsurance in connection with larger bonds. The Company's exposure on bonds written from October 1, 2002 through October 31, 2003 was limited to $20 million per bond. For bonds written between November 1, 2003 and March 31, 2004, the Company's exposure was $14.7 million. For bonds written subsequent to March 31, 2004, the Company's exposure will be limited to the lesser of $20 million or 10% of policyholders surplus.

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

      CNAF Credit Facility

      In December 2002 and January 2003, CNAF, parent of CCC, provided loans in an aggregate amount of approximately $45 million to the national contractor. The loans were provided by CNAF to help the contractor meet its liquidity needs. The loans are evidenced by demand notes and until replaced by the credit facility described below, accrue interest at 10%. In March 2003, CNAF entered into a credit facility with the contractor under which CNAF has agreed to provide up to $86 million of loans to the contractor and certain of its subsidiaries, including the refinancing of the already advanced $45 million of credit described above. The credit facility matures in March of 2006. CNAF has been granted a security interest in substantially all of the assets of the contractor to secure borrowings under the new credit facility. Loews, parent of CNAF, and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a one-third participation share in CNAF's position in the credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million, plus accrued interest. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and fees under the facility on a proportional basis with CNAF.

      In March 2003, CNAF purchased the contractor's outstanding bank debt for $16.4 million. The contractor purchased the bank debt and retired it, with $11.4 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor's benefit. Of these letters of credit, a replacement due to expire in August 2004 remains in the amount of $3 million. Any CNAF reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of March 31, 2004, CNAF had credit exposure of $64.0 million under the credit facility, net of participation by Loews, in the amount of $25.7 million, for total outstanding of $89.7 million. As of April 30, 2004, $90.0 million was the total outstanding under the credit facility.

      As of March 31,2004, the credit facility was amended to provide for calculating the amount available for borrowing without regard to approximately $1.1 million representing accrued interest on a bridge loan provided by CNAF that became a borrowing under the facility; the elimination of the reduction in CNAF's commitment upon receipt by the contractor of certain claim proceeds; and an increase in the monthly compensation limits for the contractor's principals. In connection with the amendment, the principals and an affiliate contributed $5 million in the aggregate to the contractor's capital by forgiving certain of the contractor's indebtedness.

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

      Net Loss Ratio

      The net loss ratios for the three months ended March 31, 2004 and 2003 were 27.4% and 26.1%, respectively. The 2004 loss ratio included $0.3 million of net favorable loss reserve development related to prior years for the three months ended March 31, 2004. The increase in the loss ratio in 2004 reflects indications of a higher base line loss ratio resulting from the actuarial reviews performed during 2003.

      On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of the date of this filing, the Company has billed a total of $37.1 million to its reinsurers. Five reinsurers responsible for payment of 55% of the treaty proceeds either have paid their portions of the claim or have reached agreement with the Company and have paid the Company to commute the entire reinsurance treaty under which the Enron claim was made. Pursuant to the treaty, the Company demanded and began arbitration proceedings against all the reinsurers that have not paid. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of March 31, 2004.

      Expense Ratio

     The expense ratio increased to 73.6% for the three months ended March 31, 2004 compared to 62.2% for the same period in 2003. The expense ratio for the first quarter of 2004 was negatively impacted by 6.5 percentage points due to the increase in the accrual for policyholder dividends on certain contract surety business. This increase resulted from the implementation of an improved methodology for estimating the ultimate dividend obligation on premiums that have been earned to date. This dividend obligation is related to contract surety bonds written in the state of Texas. The increase in the accrual primarily relates to premiums earned prior to 2003. The expense ratio was further impacted by 2.3 percentage points related to the initiative to simplify and streamline the field organization.

      Exposure Management

      The Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has continued with various exposure management initiatives, particularly to reduce its risks on large commercial accounts. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, by 16.6% in 2004 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                NUMBER OF ACCOUNTS      TOTAL EXPOSURE (DOLLARS IN BILLIONS)
                                       AS OF                            AS OF
                             ------------------------   ------------------------------------
                             MARCH 31,   DECEMBER 31,   MARCH 31,   DECEMBER 31,       %
COMMERCIAL ACCOUNT EXPOSURE    2004          2003         2004          2003       REDUCTION
---------------------------  ---------   ------------   ---------   ------------   ---------
$100 million and larger           4             7        $   0.5       $   0.9       44.4%
$50 to $100 million              10             8            0.7           0.6      (16.7)%
$25 to $50 million               13            13            0.5           0.5         --
$10 to $25 million               52            66            0.8           1.0       20.0%
                                 --            --        -------       -------
Total                            79            94        $   2.5       $   3.0       16.7%
                                 ==            ==        =======       =======

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

      Investment Income

      For the three months ended March 31, 2004, net investment income was $7.0 million compared to the three months ended March 31, 2003 of $6.7 million. The increase in investment income primarily reflects the increase in invested assets over the four quarters. The annualized pretax yields were 4.4% and 4.7% for the three months ended March 31, 2004 and 2003, respectively. The annualized after-tax yields were 3.6% and 3.9% for the three months ended March 31, 2004 and 2003.

      Net realized investment gains were approximately $2.2 million for the three months ended March 31, 2004 compared to approximately $0.7 million for the same period in 2003.

      The following summarizes net realized investment gains (losses) activity:

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                             2004             2003
                                         ------------      ----------
Gross realized investment gains.......   $      2,234      $    1,261
Gross realized investment losses......             (4)           (531)
                                         ------------      ----------
Net realized investment gains.........   $      2,230      $      730
                                         ============      ==========

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

      Analysis of Other Operations

      Interest expense for the three months ended March 31, 2004 decreased slightly, as compared to the first quarter in 2003, due to lower outstanding debt. Average debt outstanding was $50.4 million for the first quarter of 2004 compared to $60.8 million in the first quarter of 2003. The weighted average interest rate for the three months ended March 31, 2004 was 2.7% compared to 2.3% for the same period in 2003.

      Income Taxes

      Income tax expense was $1.7 million and $4.4 million and the effective income tax rates were 21.5% and 28.6% for the three months ended March 31, 2004 and 2003, respectively. The decrease in the estimated effective tax rate in first quarter 2004 primarily relates to anticipated increases in tax exempt investment income as a proportion of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      It is anticipated that the liquidity requirements of CNA Surety will be met primarily by funds generated from operations. The principal sources of cash flows are premiums, investment income, and sales and maturities of investments. CNA Surety also may generate funds from additional borrowings under the credit facility described below. The primary cash flow uses are payments for claims, operating expenses, federal income taxes, debt service, as well as dividends to CNA Surety stockholders. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

      The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At March 31, 2004, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $639.7 million of fixed income securities, $2.2 million of equities, $27.7 million of short-term investments, $1.1 million of other investments and $3.0 million of cash. At December 31, 2003, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $573.7 million of fixed income securities, $49.8 million of short-term investments, $1.1 million of other investments and $2.0 million of cash.

      Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At March 31, 2004, the parent company's invested assets consisted of $6.1 million of fixed income securities, $1.0 million of equity securities, $11.4 million of short-term investments and $2.0 million of cash. At December 31, 2003, the parent company's invested assets consisted of $6.3 million of fixed income securities, $1.1 million of equity securities, $14.1 million of short-term investments and $6.0 million of cash. At both March 31, 2004 and December 31, 2003, parent company short-term investments and cash included $6.6 million of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

      The Company's consolidated net cash flow provided by operating activities was $42.9 million for the three months ended March 31, 2004 compared to net cash flow used by operating activities of $35.1 million for the comparable period in 2003. The increase in net cash flow provided by operating activities primarily relates to a decrease in reinsurance receivables and a decrease in the amount of loss payments.

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

      Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan Facility. As a result, the current effective interest rate on the term loan as of March 31, 2004 was 2.76%.

      The Term Loan Facility balance was reduced by $15 million through March 31, 2004 according to the scheduled amortization and payment schedules. Further amortization and payment of the Term Loan Facility will take place at $10 million per year, in equal semi-annual installments of $5 million on the following dates:

             DATE            AMORTIZATION   OUTSTANDING BALANCE
---------------------------  ------------   -------------------
September 30, 2004.........    5,000,000         10,000,000
March 31, 2005.............    5,000,000          5,000,000
September 30, 2005.........    5,000,000                 --

      The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at March 31, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan Facility, was 0.625% at March 31, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of March 31, 2004, the weighted average interest rate was 2.6% on the $45 million of outstanding borrowings. As of December 31, 2003, the weighted average interest rate on the 2002 Credit Facility was 2.4% on the $50 million of outstanding borrowings.

      The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. Due to the net loss reported for the third quarter of 2003, the Company was in violation of the minimum fixed charge coverage test. The lenders granted the Company a waiver for this violation and amended the 2002 Credit Facility to replace the fixed charge coverage ratio requirement for the next three quarters with a minimum earnings requirement. At March 31, 2004, the Company was in violation of this minimum earnings requirement and has received a waiver for this requirement for the current quarter.

      In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at March 31, 2004 was $0.4 million.

     On April 30, 2004, the Company committed to issue $30 million of trust preferred securities through two pooled transactions. These securities have a thirty-year term and are callable by the Company after five years. Subject to the funding of the pooled transactions as anticipated, the Company expects to finalize these transactions in May of 2004. The Company is currently evaluating the potential uses of these additional funds including, among others, reducing outstanding debt and contributing capital to the Company's insurance subsidiaries.

      A summary of the Company's commitments as of March 31, 2004 is presented in the following table:

                                   COMMITMENTS

  MARCH 31, 2004                          2004       2005      2006     2007       2008    THEREAFTER       TOTAL
------------------                     ---------  ---------  -------  -------    -------   ----------    ---------
                                                                      (IN MILLIONS)
Debt..............................     $     5.4  $    40.0  $    --  $    --    $    --   $       --    $    45.4
Operating leases..................           1.3        1.5      1.4      1.1        1.0          3.7         10.0
Other long-term liabilities (a)...           1.0        1.7      0.4      0.4        0.5          5.6          9.6
                                       ---------  ---------  -------  -------    -------   ----------    ---------
Total.............................     $     7.7  $    43.2  $   1.8  $   1.5    $   1.5   $      9.3    $    65.0
                                       =========  =========  =======  =======    =======   ==========    =========

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

      The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2004 is based on statutory surplus and income at and for the year ended December 31, 2003. Without prior regulatory approval in 2004, CNA Surety's insurance subsidiaries may pay stockholder dividends of $19.0 million in the aggregate. CNA Surety did not receive a dividend from its insurance subsidiaries during the first three months of 2004 or during the first three months of 2003.

      Combined statutory surplus totaled $200.4 million at March 31, 2004, resulting in a net written premium to statutory surplus ratio of 1.6 to 1. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2004 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $145.0 million at Western Surety. This surplus constraint may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

      In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times as estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety did not receive any tax sharing payments from its subsidiaries for the three months ended March 31, 2004 and 2003, respectively.

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

FINANCIAL CONDITION

      Investment Portfolio

      The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at March 31, 2004 by investment category were as follows (dollars in thousands):

                                                                                           GROSS UNREALIZED LOSSES
                                                               AMORTIZED       GROSS     --------------------------
                                                                COST OR     UNREALIZED   LESS THAN 12  MORE THAN 12  ESTIMATED FAIR
                     MARCH 31, 2004                              COST          GAINS        MONTHS        MONTHS         VALUE
-----------------------------------------------------------  ------------  ------------  ------------  ------------  --------------
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government
  and agencies:
    U.S. Treasury                                            $     21,234  $        883  $         --  $         --  $       22,117
    U.S. Agencies                                                   4,585           112           (35)           --           4,662
    Collateralized mortgage obligations                            10,042             1           (41)           --          10,002
    Mortgage pass-through securities                               48,090           624           (62)           --          48,652
Obligations of states and political subdivisions                  385,136        27,689          (320)          (26)        412,479
Corporate bonds                                                   109,869         7,009            (1)           --         116,877
Non-agency collateralized mortgage obligations                      8,516           549            --           (18)          9,047
Other asset-backed securities:
  Second mortgages/home equity  loans                               5,389           470            --            --           5,859
  Credit card receivables                                           5,000            35            --            --           5,035
  Other                                                             4,548           321            --            --           4,869
Redeemable preferred stock                                          5,356           874            --            --           6,230
                                                             ------------  ------------  ------------  ------------  --------------
    Total fixed income securities                                 607,765        38,567          (459)          (44)        645,829
Equity securities                                                   3,041           200            --            --           3,241
                                                             ------------  ------------  ------------  ------------  --------------
    Total                                                    $    610,806  $     38,767  $       (459) $        (44) $      649,070
                                                             ============  ============  ============  ============  ==============

      The following table summarizes for fixed maturities in an unrealized loss position at March 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

                                                    MARCH 31, 2004
                                              -------------------------
                                                                GROSS
                                                ESTIMATED    UNREALIZED
   UNREALIZED LOSS AGING                       FAIR VALUE       LOSS
-----------------------------------------     -------------  ----------
Fixed maturity securities:
  Investment grade:
    0-12 months..........................     $      35,478  $      459
     Greater than 12 months..............             1,820          44
                                              -------------  ----------
  Total investment grade.................     $      37,298  $      503
                                              -------------  ----------

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

      As of March 31, 2004 and December 31, 2003, the Company had no impaired securities.

FORWARD-LOOKING STATEMENTS

      This report includes a number of statements which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. Forward-looking statements generally include words such as "believes," "expects," "intends," "anticipates," "estimates," and similar expressions. Forward-looking statements in this report include expected developments in the Company's insurance business, including losses and loss reserves; the impact of routine ongoing insurance reserve reviews being conducted by the Company; the routine state regulatory examinations of the Company's primary insurance company subsidiaries, and the Company's responses to the results of those reviews and examinations; the Company's expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company's expense reduction and restructuring activities; and the Company's proposed actions in response to trends in its business.

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

      - the risks and uncertainties associated with the Company's loss reserves; and,

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of March 31, 2004. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

                                                                                                 ESTIMATED    HYPOTHETICAL
                                                                               HYPOTHETICAL     FAIR VALUE     PERCENTAGE
                                                                                 CHANGE IN         AFTER        INCREASE
                                                               FAIR VALUE AT   INTEREST RATE   HYPOTHETICAL   (DECREASE) IN
                                                                 MARCH 31,       (BP=BASIS       CHANGE IN    STOCKHOLDERS'
                   (DOLLARS IN THOUSANDS)                          2004           POINTS)      INTEREST RATE     EQUITY
-------------------------------------------------------------  -------------  ---------------  -------------  -------------
Fixed Income Securities:
  U.S. Government and government agencies and authorities....    $ 85,433     200 bp increase    $ 75,422        (1.6)%
                                                                              100 bp increase      80,444        (0.8)
                                                                              100 bp decrease      90,041         0.7
                                                                              200 bp decrease      94,608         1.4

  States, municipalities and political subdivisions..........     412,479     200 bp increase     359,023        (8.3)
                                                                              100 bp increase     385,158        (4.2)
                                                                              100 bp decrease     440,432         4.3
                                                                              200 bp decrease     469,883         8.9

  Corporate bonds and all other..............................     147,917     200 bp increase     133,861        (2.2)
                                                                 --------     100 bp increase     140,734        (1.1)
                                                                              100 bp decrease     155,210         1.1
                                                                              200 bp decrease     162,961         2.3

      Total fixed income securities..........................    $645,829     200 bp increase     568,306       (12.1)
                                                                 ========     100 bp increase     606,336        (6.1)
                                                                              100 bp decrease     685,683         6.2
                                                                              200 bp decrease     727,452        12.7


                                                                                               ESTIMATED   HYPOTHETICAL
                                                                              HYPOTHETICAL    FAIR VALUE    PERCENTAGE
                                                                                CHANGE IN        AFTER       INCREASE
                                                               FAIR VALUE AT  INTEREST RATE  HYPOTHETICAL  (DECREASE) IN
                                                               DECEMBER 31,     (BP=BASIS      CHANGE IN   STOCKHOLDERS'
                   (DOLLARS IN THOUSANDS)                          2003          POINTS)     INTEREST RATE    EQUITY
-------------------------------------------------------------  ------------- --------------- ------------- -------------
Fixed Income Securities:
  U.S. Government and government agencies and authorities....  $      45,402 200 bp increase $      40,128     (0.8)%
                                                                             100 bp increase        42,853     (0.4)
                                                                             100 bp decrease        47,572      0.3
                                                                             200 bp decrease        49,641      0.7

  States, municipalities and political subdivisions..........        402,411 200 bp increase       349,291     (8.4)
                                                                             100 bp increase       375,189     (4.3)
                                                                             100 bp decrease       430,247      4.4
                                                                             200 bp decrease       459,412      9.0

  Corporate bonds and all other..............................        132,243 200 bp increase       121,737     (1.7)
                                                               ------------- 100 bp increase       126,611     (0.9)
                                                                             100 bp decrease       137,384      0.8
                                                                             200 bp decrease       143,331      1.8

      Total fixed income securities..........................  $     580,056 200 bp increase       511,156    (10.9)
                                                               ============= 100 bp increase       544,654     (5.6)
                                                                             100 bp decrease       615,203      5.6
                                                                             200 bp decrease       652,384     11.5

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

CNA SURETY CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Information on the Company's legal proceedings is set forth in Notes 4 and 7 of the Condensed Consolidated Financial Statements included under Part 1, Item 1.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS - None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.     OTHER INFORMATION - None

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

      32(1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

      32(2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

(b) Reports on Form 8-K:

      February 10, 2004; CNA Surety Corporation Press Release issued on February 10, 2004.

      February 11, 2004; CNA Surety Corporation Press Release issued on February 11, 2004.

      March 9, 2004; CNA Surety Corporation Press Release issued on March 8,
      2004.

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

Date: May 10, 2004

                                  EXHIBIT INDEX

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