Form 10-Q
period 2004-06-30
CNA SURETY CORP
filed 2004-08-09
CIK 1044566

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-13277

                             CNA SURETY CORPORATION
             (Exact name of Registrant as specified in its Charter)

DELAWARE                                                36-4144905
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

CNA CENTER, CHICAGO, ILLINOIS                             60685
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

      43,000,943 shares of Common Stock, $.01 par value as of August 2, 2004.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----
PART I. FINANCIAL INFORMATION:
   Item 1.  Condensed Consolidated Financial Statements:
         Independent Accountants' Report.........................................................                  3
         Condensed Consolidated Balance Sheets at June 30, 2004 and at December 31, 2003 (Unaudited)               4
         Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003     5
           (Unaudited)
         Condensed Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 2004 and      6
           2003 (Unaudited)......................................................................
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003           7
           (Unaudited)...........................................................................
         Notes to Condensed Consolidated Financial Statements (Unaudited)........................                  8
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 19
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................                 36
   Item 4.  Disclosure Controls and Procedures...................................................                 37

PART II. OTHER INFORMATION:
   Item 1.  Legal Proceedings....................................................................                 38
   Item 2.  Changes in the Rights of the Company's Security Holders..............................                 38
   Item 3.  Defaults Upon Senior Securities......................................................                 38
   Item 4.  Submission of Matters to a Vote of Security Holders..................................                 38
   Item 5.  Other Information....................................................................                 38
   Item 6.  Exhibits and Reports on Form 8-K.....................................................                 38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNA Surety Corporation Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003 and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's change in accounting for goodwill and indefinite-lived intangible assets in 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Chicago, Illinois
August 5, 2004

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            JUNE 30,         DECEMBER 31,
                                                                                              2004              2003
                                                                                           -----------       -----------
ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost of $612,692 and $544,201)....     $   627,271       $   580,056
  Equity securities, at fair value (cost of $3,013 and $992)..........................           3,113             1,061
  Short-term investments, at cost (approximates fair value)...........................          65,090            63,871
  Other investments, at fair value....................................................           1,080             1,119
                                                                                           -----------       -----------
     Total invested assets............................................................         696,554           646,107
Cash..................................................................................           9,203             7,965
Deferred policy acquisition costs.....................................................         107,712           104,674
Insurance receivables:
  Premiums, including $19,499 and $18,394 from affiliates (net of allowance for
     doubtful accounts: $1,979 and $1,575)............................................          45,354            39,455
  Reinsurance, including $12,061 and $52,704 from affiliates..........................         137,750           177,775
Intangible assets (net of accumulated amortization: $25,523 and $25,523)..............         138,785           138,785
Current income taxes receivable.......................................................          16,715            21,315
Property and equipment, at cost (less accumulated depreciation: $20,601 and $18,944)..          15,547            16,556
Prepaid reinsurance premiums..........................................................          11,760             6,432
Accrued investment income.............................................................           8,616             8,031
Other assets..........................................................................           3,056             2,028
                                                                                           -----------       -----------
       Total assets...................................................................     $ 1,191,052       $ 1,169,123
                                                                                           ===========       ===========
LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses..........................................     $   412,367       $   413,539
  Unearned premiums...................................................................         234,713           224,068
                                                                                           -----------       -----------
     Total reserves...................................................................         647,080           637,607
Debt..................................................................................          65,855            50,418
Deferred income taxes, net............................................................          24,147            30,738
Reinsurance and other payables to affiliates..........................................             801               191
Accrued expenses......................................................................          14,091            14,854
Other liabilities.....................................................................          26,086            25,174
                                                                                           -----------       -----------
      Total liabilities...............................................................     $   778,060       $   758,982
                                                                                           -----------       -----------
Commitments and contingencies (See Notes 4, 6, & 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized;
  44,408 shares issued and 42,995 shares outstanding at June 30, 2004 and
  44,401 shares issued and 42,980 shares outstanding at December 31, 2003.............             444               444
Additional paid-in capital............................................................         255,868           255,816
Retained earnings.....................................................................         162,345           145,786
Accumulated other comprehensive income................................................           9,513            23,351
Treasury stock, at cost...............................................................         (15,178)          (15,256)
                                                                                           -----------       -----------
     Total stockholders' equity.......................................................         412,992           410,141
                                                                                           -----------       -----------
     Total liabilities and stockholders' equity.......................................     $ 1,191,052       $ 1,169,123
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                    ----------------------      -----------------------
                                                                      2004          2003          2004          2003
                                                                    --------      --------      --------      --------
Revenues:
  Net earned premium .........................................      $ 77,153      $ 76,846      $152,350      $148,052
  Net investment income ......................................         7,462         6,652        14,439        13,351
  Net realized investment gains ..............................            52         1,098         2,282         1,828
                                                                    --------      --------      --------      --------
     Total revenues ..........................................        84,667        84,596       169,071       163,231
                                                                    --------      --------      --------      --------
Expenses:
  Net losses and loss adjustment expenses ....................        21,208        20,235        41,839        38,841
  Net commissions, brokerage and other underwriting expenses..        49,069        47,940       104,381        92,236
  Interest expense ...........................................           506           455           848           808
                                                                    --------      --------      --------      --------
     Total expenses ..........................................        70,783        68,630       147,068       131,885
                                                                    --------      --------      --------      --------
Income before income taxes ...................................        13,884        15,966        22,003        31,346
Income taxes .................................................         3,699         4,283         5,444         8,674
                                                                    --------      --------      --------      --------
Net income ...................................................      $ 10,185      $ 11,683      $ 16,559      $ 22,672
                                                                    ========      ========      ========      ========
Earnings per common share ....................................      $   0.24      $   0.27      $   0.39      $   0.53
                                                                    ========      ========      ========      ========
Earnings per common share, assuming dilution .................      $   0.24      $   0.27      $   0.38      $   0.53
                                                                    ========      ========      ========      ========
Weighted average shares outstanding ..........................        42,994        42,959        42,992        42,958
                                                                    ========      ========      ========      ========
Weighted average shares outstanding, assuming dilution .......        43,070        42,963        43,071        42,963
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      COMMON
                                                                       STOCK                      ADDITIONAL
                                                                      SHARES         COMMON         PAID-IN      COMPREHENSIVE
                                                                    OUTSTANDING       STOCK         CAPITAL          INCOME
                                                                    -----------     ---------     ----------     -------------
Balance, December 31, 2002 ....................................         42,947      $     444      $ 255,765
Comprehensive income:
  Net income ..................................................             --             --             --       $  22,672
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of ($1,634) ......             --             --             --           8,148
                                                                                                                   ---------
     Total comprehensive income ...............................                                                    $  30,820
                                                                                                                   =========
Issuance of treasury stock to employee stock purchase program..              9             --            (38)
Stock options exercised and other .............................              3             --              4
                                                                     ---------      ---------      ---------
Balance, June 30, 2003 ........................................         42,959      $     444      $ 255,731
                                                                     =========      =========      =========

Balance, December 31, 2003 ....................................         42,980      $     444      $ 255,816
Comprehensive income:
  Net income ..................................................             --             --             --       $  16,559
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $1,627 ........             --             --             --         (13,838)
                                                                                                                   ---------
     Total comprehensive income ...............................                                                    $   2,721
                                                                                                                   =========
Issuance of treasury stock to employee stock purchase program..              7             --            (19)
Stock options exercised and other .............................              8             --             71
                                                                     ---------      ---------      ---------
Balance, June 30, 2004 ........................................         42,995      $     444      $ 255,868
                                                                     =========      =========      =========

                                                                                   ACCUMULATED
                                                                                      OTHER         TREASURY         TOTAL
                                                                     RETAINED     COMPREHENSIVE       STOCK       STOCKHOLDERS'
                                                                     EARNINGS        INCOME         (AT COST)        EQUITY
                                                                     ---------    -------------     ---------     -------------
Balance, December 31, 2002 ....................................      $ 159,937      $  19,861       $ (15,446)      $ 420,561
Comprehensive income:
  Net income ..................................................         22,672             --              --          22,672
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of ($1,634) ......             --          8,148              --           8,148
Issuance of treasury stock to employee stock purchase program..                                            99              61
Stock options exercised and other .............................              1             --              --               5
                                                                     ---------      ---------       ---------       ---------
Balance, June 30, 2003 ........................................      $ 182,610      $  28,009       $ (15,347)      $ 451,447
                                                                     =========      =========       =========       =========

Balance, December 31, 2003 ....................................      $ 145,786      $  23,351       $ (15,256)      $ 410,141
Comprehensive income:
  Net income ..................................................         16,559             --              --          16,559
Other comprehensive income:
  Change in unrealized gains on securities (after income
  taxes), net of reclassification adjustment of $1,627 ........             --        (13,838)             --         (13,838)
Issuance of treasury stock to employee stock purchase program..             --             --              78              59
Stock options exercised and other .............................             --             --              --              71
                                                                     ---------      ---------       ---------       ---------
Balance, June 30, 2004 ........................................      $ 162,345      $   9,513       $ (15,178)      $ 412,992
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     -------------------------
                                                                                        2004           2003
                                                                                     ---------       ---------
OPERATING ACTIVITIES:
  Net income ...................................................................     $  16,559       $  22,672
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
     Depreciation and amortization .............................................         2,304           2,090
     Accretion of bond discount, net ...........................................         1,399             915
     Net realized investment gains .............................................        (2,282)         (1,828)
  Changes in:
     Insurance receivables .....................................................        34,126         (11,862)
     Reserve for unearned premiums .............................................        10,645          12,203
     Reserve for unpaid losses and loss adjustment expenses ....................        (1,172)        (26,223)
     Deferred policy acquisition costs .........................................        (3,038)         (8,159)
     Deferred income taxes, net ................................................           861           1,500
     Reinsurance and other payables to affiliates ..............................           610         (15,975)
     Prepaid reinsurance premiums ..............................................        (5,328)          2,377
     Other assets and liabilities ..............................................         4,639           1,678
                                                                                     ---------       ---------
       Net cash provided by (used in) operating activities .....................        59,323         (20,612)
                                                                                     ---------       ---------
INVESTING ACTIVITIES:
  Fixed income securities:
     Purchases .................................................................      (113,742)        (38,359)
     Maturities ................................................................        16,112          15,370
     Sales .....................................................................        27,919          53,321
  Purchases of equity securities ...............................................          (129)           (225)
  Proceeds from the sale of equity securities ..................................           162              88
  Changes in short-term investments ............................................        (1,170)         (7,779)
  Purchases of property and equipment ..........................................        (1,478)         (1,104)
  Changes in receivables/payables for securities sold/purchased ................          (179)         (3,031)
  Other, net ...................................................................        (1,129)             82
                                                                                     ---------       ---------
       Net cash (used in) provided by investing activities .....................       (73,634)         18,363
                                                                                     ---------       ---------
FINANCING ACTIVITIES:
  Proceeds from long-term debt..................................................        30,930              --
  Principal payments on debt ...................................................       (15,000)         (5,000)
  Debt issuance costs ..........................................................          (506)             --
  Employee stock option exercises ..............................................            66               5
  Issuance of treasury stock to employee stock purchase plan ...................            59              61
                                                                                     ---------       ---------
       Net cash provided by (used in) financing activities .....................        15,549          (4,934)
                                                                                     ---------       ---------
Increase (decrease) in cash ....................................................         1,238          (7,183)
Cash at beginning of period ....................................................         7,965          14,979
                                                                                     ---------       ---------
Cash at end of period ..........................................................     $   9,203       $   7,796
                                                                                     =========       =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest ..................................................................     $     717       $     555
     Income taxes ..............................................................     $      --       $   5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      In December 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into CNA Surety. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation ("Loews") owns approximately 91% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC").

      The consolidated financial statements include the accounts of CNA Surety Corporation and its controlled subsidiaries (collectively, "CNA Surety" or the "Company").

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

BASIS OF PRESENTATION

      These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2003 Form 10-K. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 2003 Financial Statements to conform with the presentation in the 2004 Condensed Consolidated Financial Statements.

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

      The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

                                                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------      --------------------------
                                                           2004               2003         2004               2003
                                                         -------            -------       -------            -------
Net income ........................................      $10,185            $11,683       $16,559            $22,672
                                                         =======            =======       =======            =======
Shares:
Weighted average shares outstanding ...............       42,994             42,959        42,980             42,947
     Weighted average shares of options exercised..            -                  -            12                 11
                                                         -------            -------       -------            -------
Total weighted average shares outstanding .........       42,994             42,959        42,992             42,958
     Effect of dilutive options ...................           76                  4            79                  5
                                                         -------            -------       -------            -------
Total weighted average shares outstanding, assuming
dilution ..........................................       43,070             42,963        43,071             42,963
                                                                            =======       =======            =======
Earnings per share ................................      $  0.24            $  0.27       $  0.39            $  0.53
                                                         =======            =======       =======            =======
Earnings per share, assuming dilution .............      $  0.24            $  0.27       $  0.38            $  0.53
                                                         =======            =======       =======            =======

      No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.9 million for the three and six months ended June 30, 2004 and 1.3 million for the three and six months ended June 30, 2003 were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of CNA Surety's common stock.

      The Company applies the intrinsic value method per Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations, in accounting for its plans as allowed for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation expense has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation under the Company's stock-based compensation plan (amounts in thousands, except for per share data):

                                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------     -------------------------
                                                            2004               2003         2004             2003
                                                          --------           --------     --------         --------
Net income .........................................      $ 10,185          $ 11,683      $ 16,559         $ 22,672
Less: Total stock based compensation cost determined
under the fair value method, net of tax ............          (161)              (73)         (231)            (177)
                                                          --------          --------      --------         --------
Pro forma net income ...............................      $ 10,024          $ 11,610      $ 16,328         $ 22,495
                                                          ========          ========      ========         ========
Basic and diluted earnings per share, as reported ..      $   0.24          $   0.27      $   0.39         $   0.53
                                                          ========          ========      ========         ========
Basic and diluted earnings per share, pro forma ....      $   0.23          $   0.27      $   0.38         $   0.52
                                                          ========          ========      ========         ========

ACCOUNTING CHANGES

      In January of 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("ARB No. 51") ("FIN No. 46"). In December of 2003, the FASB issued a revision to FIN No. 46 ("FIN No. 46R"), which superceded FIN No. 46 and further clarified the application of ARB No. 51. Per ARB No. 51, as a general rule, ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary is a condition pointing toward preparation of consolidated financial statements of the parent and its subsidiary. However, application of the majority voting interest requirement of ARB No. 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. FIN No. 46R clarifies the applicability of ARB No. 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires an entity to consolidate a variable interest entity ("VIE") in which it is the primary beneficiary even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

      FIN No. 46 defines a VIE as one in which a) the equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties which is provided through other interests that will absorb some or all of the expected losses of the entity or b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest i) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights or ii) the obligation to absorb the expected losses of the entity, if they occur or receive residual returns of the entity, if they occur or iii) the right to receive the expected residual returns of the entity if they occur. The primary beneficiary of a VIE is required to consolidate the results of operations of the VIE. Financial statements issued are required to disclose the nature, purpose, activities and size of the VIE and maximum exposure to loss as a result of its involvement with the VIE. FIN No.46R is applicable for financial statements issued for reporting periods that end after March 15, 2004. The adoption of FIN No. 46R did not have a significant impact on the results of operations or equity of the Company. The Company is not the primary beneficiary of a VIE. In May of 2004, the Company privately issued $30 million of preferred securities through a wholly-owned subsidiary, CNA Surety Capital Trust I ("Issuer Trust"). Under the requirements of FIN No. 46R, the Issuer Trust is not a consolidated subsidiary.

      In December of 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The SFAS No. 132 revisions also include additional disclosure requirements for interim financial reports, beginning after December 15, 2003. The Company has implemented the interim disclosure requirements in these financial statements and will include annual benefit payment disclosures in all subsequent annual financial statements.

      In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash and/or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. The Company has evaluated the impact of EITF 03-1 and it is not expected to have a material impact on CNA Surety's financial position or results of operations.

      In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. FSP 106-2 is not expected to have a material impact on CNA Surety's financial position or results of operations.

2. INVESTMENTS

      The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at June 30, 2004 and December 31, 2003, by investment category, were as follows (dollars in thousands):

                                                                                     GROSS UNREALIZED LOSSES
                                                        AMORTIZED      GROSS       ---------------------------   ESTIMATED
                                                         COST OR     UNREALIZED    LESS THAN 12   MORE THAN 12     FAIR
                  JUNE 30, 2004                           COST         GAINS         MONTHS         MONTHS         VALUE
                  -------------                         --------     ---------     ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
Government and agencies:
    U.S. Treasury ................................      $ 21,201      $    168      $   (183)      $     --       $ 21,186
    U.S. Agencies ................................         4,582            25          (100)           (98)         4,409
    Collateralized mortgage obligations ..........        18,004           348          (391)            --         17,961
    Mortgage pass-through securities .............        45,294           231        (1,112)            --         44,413
Obligations of states and political subdivisions..       385,981        13,780        (1,417)          (271)       398,073
Corporate bonds ..................................       109,595         3,882        (1,726)            (6)       111,745
Non-agency collateralized mortgage obligations....             9             1            --             --             10
Other asset-backed securities:
  Second mortgages/home equity  loans ............         5,276           309            --             --          5,585
  Credit card receivables ........................         3,588            14            --             --          3,602
  Other ..........................................        13,806           302            --             --         14,108
Redeemable preferred stock .......................         5,356           823            --             --          6,179
                                                        --------      --------      --------       --------       --------
    Total fixed income securities ................       612,692        19,883        (4,929)          (375)       627,271
Equity securities ................................         3,013           100            --             --          3,113
                                                        --------      --------      --------       --------       --------
    Total ........................................      $615,705      $ 19,983      $ (4,929)      $   (375)      $630,384
                                                        ========      ========      ========       ========       ========

                                                                                     GROSS UNREALIZED LOSSES
                                                        AMORTIZED      GROSS       ---------------------------   ESTIMATED
                                                         COST OR     UNREALIZED    LESS THAN 12   MORE THAN 12      FAIR
                DECEMBER 31, 2003                         COST         GAINS         MONTHS         MONTHS         VALUE
                -----------------                       --------     ---------     ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
Government and agencies:
    U.S. Treasury ................................      $ 21,267      $    497      $     --       $     --       $ 21,764
    U.S. Agencies ................................         4,587            47           (99)            --          4,535
    Collateralized mortgage obligations ..........         7,770           425            --             --          8,195
    Mortgage pass-through securities .............         7,607           386            --             --          7,993
Obligations of states and political subdivisions..       376,961        25,604          (127)           (27)       402,411
Corporate bonds ..................................        96,525         7,322           (45)            --        103,802
Non-agency collateralized mortgage obligations ...           749            --            --            (22)           727
Other asset-backed securities:
  Second mortgages/home equity  loans ............         5,721           426            --             --          6,147
  Credit card receivables ........................         5,000            51            --             --          5,051
  Other ..........................................         4,619           192           (13)            --          4,798
Redeemable preferred stock .......................        13,395         1,238            --             --         14,633
                                                        --------      --------      --------       --------       --------
    Total fixed income securities ................       544,201        36,188          (284)           (49)       580,056
Equity securities ................................           992            69            --             --          1,061
                                                        --------      --------      --------       --------       --------
    Total ........................................      $545,193      $ 36,257      $   (284)      $    (49)      $581,117
                                                        ========      ========      ========       ========       ========

      The Company's investment portfolio generally is managed to maximize after-tax investment return, while minimizing credit risk, with investments concentrated in high quality income securities. CNA Surety's portfolio is managed to provide diversification by limiting exposures to any one industry, issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolio is structured to support CNA Surety's insurance underwriting operations and to consider the expected duration of liabilities and short-term cash needs. In achieving these goals, assets may be sold to take advantage of market conditions or other investment opportunities or regulatory, credit and tax considerations. These activities will produce realized gains and losses.

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

3. REINSURANCE

      The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                                                   THREE MONTHS ENDED JUNE 30,
                                                        -----------------------------------------------
                                                                 2004                      2003
                                                        ---------------------    ----------------------
                                                        WRITTEN       EARNED      WRITTEN       EARNED
                                                        --------     --------    --------      --------
Direct..........................................        $ 69,330     $ 58,318    $ 46,398      $ 39,212
Assumed.........................................          33,734       37,253      51,048        52,718
Ceded...........................................         (16,952)     (18,418)    (14,149)      (15,084)
                                                        --------     --------    --------      --------
                                                        $ 86,112     $ 77,153    $ 83,297      $ 76,846
                                                        ========     ========    ========      ========

                                                                    SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------------------------
                                                                 2004                      2003
                                                        ----------------------   ----------------------
                                                        WRITTEN       EARNED      WRITTEN       EARNED
                                                        --------     ---------   --------      --------
Direct...........................................       $ 135,400    $ 107,153   $ 88,765      $ 75,515
Assumed..........................................          63,543       81,146    100,352       101,405
Ceded............................................         (41,277)     (35,949)   (26,486)      (28,868)
                                                        ---------    ---------   --------      --------
                                                        $ 157,666    $ 152,350   $162,631      $148,052
                                                        =========    =========   ========      ========

      The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                    THREE MONTHS ENDED JUNE 30,
                                                        ------------------------------------------------
                                                                 2004                       2003
                                                        ----------------------    ----------------------
                                                            $           RATIO        $            RATIO
                                                        --------       -------    --------       -------
Gross losses and loss adjustment expenses........       $ 26,974         28.2%    $ 44,006         47.9%
Ceded amounts ...................................         (5,766)        31.3%     (23,771)       157.6%
                                                        --------                  --------
Net losses and loss adjustment expenses..........       $ 21,208         27.5%    $ 20,235         26.3%
                                                        ========                  ========

                                                                    SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------------------------
                                                                 2004                       2003
                                                        ----------------------    ----------------------
                                                            $           RATIO        $            RATIO
                                                        --------       -------    --------       -------
Gross losses and loss adjustment expenses........       $ 50,310         26.7%    $ 71,919         40.7%
Ceded amounts....................................         (8,471)        23.6%     (33,078)       114.6%
                                                        --------                  --------
Net losses and loss adjustment expenses..........       $ 41,839         27.5%    $ 38,841         26.2%
                                                        ========                  ========

      Assumed premiums primarily include all surety business written or renewed, net of reinsurance, by CCC and CIC, that is reinsured by Western Surety pursuant to intercompany reinsurance and related agreements.

2004 THIRD PARTY REINSURANCE COMPARED TO 2003 THIRD PARTY REINSURANCE

      Effective January 1, 2004, CNA Surety entered into a new excess of loss treaty ("2004 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaces the $45 million excess of $15 million per principal coverage, as well as the $40 million excess of $60 per principal and the $3 million excess of $12 million coverage that had been provided by CCC. The significant differences between the new excess of loss reinsurance program and the Company's 2003 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $110 million in 2003 to $157 million in 2004. The minimum annual premium for the 2004 excess of loss treaty is $49.2 million (net of expected return premium) compared to a total of $42.0 million of reinsurance premiums paid in 2003 (net of expected return premium) for the $45 million excess of $15 million, the $40 million excess of $60 million and the $3 million excess of $12 million treaties. The contract also includes an optional twelve-month extended discovery period, for an additional premium, which will provide coverage for losses discovered in 2005 on bonds that were in force during 2004, and somewhat less restrictive special acceptance provisions for larger contract accounts than those contained in the 2003 Excess of Loss Treaty.

      In addition to the one large contract principal (described later) and the two commercial principals excluded (based upon class of business), the Company's reinsurers had excluded three other contract principals from the 2003 Excess of Loss Treaty, for a total of six excluded principals. The one large contract principal and the two commercial principals remain excluded from the 2004 Excess of Loss Treaty. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $43 million and is currently rated CCC+ by Standard and Poor's ("S&P"). The bonded exposure will decline over the term of the bond that extends until 2007. The other is a foreign industrial enterprise that fulfilled its bonded obligations in the second quarter of 2004, so the Company no longer has any exposure.

      With respect to the three contract principals other than the large national contractor, two contract principals have completed asset sales and other reorganization efforts and have been accepted into the 2004 Excess of Loss Treaty. The Company received claims related to the third contract principal in 2003. The Company believes it is adequately reserved for any exposure related to this principal.

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

      The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2004 and expires on December 31, 2004 and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of June 30, 2004.

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

      Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through June 30, 2004.

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

      The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of June 30, 2004, the Company had billed and received $54.9 million under the Stop Loss Contract.

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

      Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts -- a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support for new large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the two previous Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term.

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

      As of June 30, 2004 and December 31, 2003, CNA Surety had an insurance receivable balance from CCC and CIC of $31.6 million and $71.1 million. CNA Surety had no reinsurance payables to CCC and CIC as of June 30, 2004 and December 31,2003.

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

      The Company has had discussions with its insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to keep the insurance regulators informed of its ongoing exposure to this account.

CNAF CREDIT FACILITY

      In December of 2002 and January of 2003, CNAF provided loans in an aggregate amount of approximately $45 million to the national contractor. The loans were provided by CNAF to help the contractor meet its' liquidity needs. The loans are evidenced by demand notes and until replaced by the credit facility described below, accrue interest at 10%. In March 2003, CNAF entered into a credit facility with the contractor under which CNAF has agreed to provide up to $86 million of loans to the contractor and certain of its subsidiaries, including the refinancing of the already advanced $45 million of credit described above. The credit facility matures in March of 2006. CNAF has been granted a security interest in substantially all of the assets of the contractor to secure borrowings under the new credit facility. Loews and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a one-third participation share in CNAF's position in the credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million, plus accrued interest. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and fees under the facility on a proportional basis with CNAF.

      In March of 2003, CNAF purchased the contractor's outstanding bank debt for $16.4 million. The contractor purchased the bank debt and retired it, with $11.4 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor's benefit. Of these letters of credit, a replacement due to expire in August 2004 remains in the amount of $3 million. Any CNAF reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of June 30, 2004, CNAF had credit exposure of $60.6 million under the credit facility, net of participation by Loews, in the amount of $23.9 million, for total outstanding of $84.5 million.

      As of March 31, 2004, the credit facility was amended to provide for calculating the amount available for borrowing without regard to approximately $1.1 million representing accrued interest on a bridge loan provided by CNAF that became a borrowing under the facility; the elimination of the reduction in CNAF's commitment upon receipt by the contractor of certain claim proceeds; and an increase in the monthly compensation limits for the contractor's principals. In connection with the amendment, the principals and an affiliate contributed $5 million in the aggregate to the contractor's capital by forgiving certain of the contractor's indebtedness.

      The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. While the Company believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations and for repayment of its borrowings, the contractor's failure to achieve its restructuring plan could have a material adverse effect on CNA Surety's results of operations, cash flow and capital. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, could be up to $200 million. However, the related party reinsurance treaties discussed above would limit the Company's per principal exposure to approximately $60 million.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------       -------------------------
                                                           2004              2003           2004            2003
                                                        ---------         ---------       ---------       ---------
Reserves at beginning of period:
Gross ............................................      $ 412,325         $ 254,118       $ 413,539       $ 303,433
Ceded reinsurance ................................        159,677            97,941         158,357         137,301
                                                        ---------         ---------       ---------       ---------
  Net reserves at beginning of period ............        252,648           156,177         255,182         166,132
                                                        ---------         ---------       ---------       ---------
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period..         21,491            19,950          42,409          38,501
  (Decrease) increase in provision for insured
     events of prior periods......................           (283)              285            (570)            340
                                                        ---------         ---------       ---------       ---------
     Total net incurred ..........................         21,208            20,235          41,839          38,841
                                                        ---------         ---------       ---------       ---------
Net payments (recoveries) attributable to:
  Current period events ..........................          1,011            (1,238)          1,494            (733)
  Prior period events ............................         20,897            16,896          43,579          44,952
                                                        ---------         ---------       ---------       ---------
     Total net payments ..........................         21,908            15,658          45,073          44,219
                                                        ---------         ---------       ---------       ---------
Net reserves at end of period ....................        251,948           160,754         251,948         160,754
Ceded reinsurance at end of period ...............        160,419           116,456         160,419         116,456
                                                        ---------         ---------       ---------       ---------
     Gross reserves at end of period .............      $ 412,367         $ 277,210       $ 412,367       $ 277,210
                                                        =========         =========       =========       =========

      On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of the date of this filing, the Company has billed a total of $37.1 million to its reinsurers. Five reinsurers responsible for payment of 55% of the treaty proceeds either have paid their portions of the claim or have reached agreement with the Company and paid the Company to commute the entire reinsurance treaty under which the Enron claim was made. Pursuant to the treaty, the Company demanded and began arbitration proceedings against all the reinsurers that have not paid or commuted their treaties. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of June 30, 2004.

5. DEBT

      In May of 2004, the Company, through a wholly-owned trust, privately issued $30 million of preferred securities through two pooled transactions. These securities bear interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 3.375% with a 30-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (the "Issuer Trust"). The sole asset of the Issuer Trust consists of a $31 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is $75 million, consisting of annual dividend payments of $1.5 million over 30 years and the redemption value of $30 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

      The subordinated debenture bears interest at a rate of LIBOR plus 3.375% and matures in April of 2034. As of June 30, 2004 the interest rate on the junior subordinated debenture was 4.985%.

      On September 30, 2002, the Company refinanced $65 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility, as amended September 30, 2003, provides an aggregate of up to $50 million in borrowings divided between a revolving credit facility (the "Revolving Credit Facility") of $30 million and a term loan facility (the "Term Loan Facility") of $20 million. The Revolving Credit Facility matures on September 30, 2005. The Revolving Credit Facility may be increased from time to time by the amount of amortization under the Term Loan Facility up to an additional $10 million. Such increase is subject to consent by each bank participating in the Revolving Credit Facility, and will take place upon receipt by the banks of the respective installment payments under the Term Loan Facility

      Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan Facility. As a result, the current effective interest rate on the term loan as of June 30, 2004 was 2.76%.

      In June of 2004, the Company reduced the outstanding Revolving Credit Facility by $10 million using a portion of the proceeds from the Issuer Trust discussed above. The Term Loan Facility balance was reduced by $15 million through June 30, 2004 according to scheduled amortization and payment schedules. Further amortization and payment of the Term Loan Facility will take place at $10 million per year, in equal semi-annual installments of $5 million on the following dates:

      DATE                     AMORTIZATION        OUTSTANDING BALANCE
      ----                     ------------        -------------------
September 30, 2004....           5,000,000             10,000,000
March 31, 2005........           5,000,000              5,000,000
September 30, 2005....           5,000,000                     --

      The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, LIBOR plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at June 30, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan Facility was 0.625% at June 30, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of June 30, 2004, the weighted average interest rate was 2.86% on the $35 million of outstanding borrowings. As of December 31, 2003, the weighted average interest rate on the 2002 Credit Facility was 2.4% on the $50 million of outstanding borrowings.

      The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best Co. for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. Due to the net loss reported for the third quarter of 2003, the Company was in violation of the minimum fixed charge coverage test. The lenders granted the Company a waiver for this violation and amended the 2002 Credit Facility to replace the fixed charge coverage ratio requirement for the next three quarters with a minimum earnings requirement. At March 31, 2004, the Company was in violation of this minimum earnings requirement and received a waiver for this requirement in the current quarter.

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

      The plans' combined net periodic postretirement benefit cost for the three and six months ended June 30, 2004 and 2003 included the following components (amounts in thousands):

                                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                       ---------------------------   -------------------------
                                          2004            2003          2004           2003
                                       -----------     -----------   ----------     ----------
Net periodic benefit cost:
  Service cost ..................         $  32          $  41          $  74          $  82
  Interest cost .................            82             72            170            143
  Prior service cost ............           (44)           (33)           (81)           (65)
  Recognized net actuarial (gain)            (6)            (1)            (2)            (3)
                                          -----          -----          -----          -----
  Net periodic benefit cost .....         $  64          $  79          $ 161          $ 157
                                          =====          =====          =====          =====

      The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2004. As of June 30, 2004, $0.1 million of contributions have been made to the postretirement benefit plans.

7. COMMITMENTS AND CONTINGENCIES

      At June 30, 2004, the estimated future minimum payments under operating leases was as follows: 2004 -- $0.8 million; 2005 -- $1.6 million; 2006 -- $1.4 million; 2007 -- $1.1 million; 2008 -- $1.0 million; and thereafter -- $3.7 million.

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

                     CNA SURETY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following is a discussion and analysis of CNA Surety Corporation and its subsidiaries' (collectively, "CNA Surety" or the "Company") operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1.

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

EXPOSURE TO LOSS ON PRINCIPALS EXCLUDED FROM REINSURANCE PROGRAMS

      Beginning in 2002, the Company's reinsurers excluded certain accounts (for which the Company had continuing exposure from bonds written in prior years) from the reinsurance programs. For these accounts, the company would retain up to $60 million of loss. Due to the improved financial condition of some of these accounts and the Company's efforts to have these accounts covered, two of these accounts are again covered under the Company's 2004 reinsurance program. However, the Company's reinsurance program for 2004 does exclude three principals. Of these excluded principals, one is a domestic electric utility and one is a large national contractor. As of June 30, 2004, Management estimates that the Company's net exposure to these accounts would be $43 million and $60 million, respectively. The other is a foreign industrial enterprise that fulfilled its bonded obligations in the second quarter of 2004, so the Company no longer has any exposure. The foreign industrial enterprise and the electric utility are discussed on page 25, and the large national contractor is discussed in detail on page 27. As of June 30, 2004, no material loss event has occurred with respect to these three principals.

FINANCIAL STRENGTH RATINGS

      Surety bond principals and obligees often refer to the financial strength ratings assigned by A.M. Best Co. ("A.M. Best"), Standard and Poor's ("S&P") and other similar companies when they are choosing a surety company. Because the Company uses the underwriting capacity of Continental Casualty Company and its subsidiaries (collectively, "CCC") to serve larger accounts, the insurer financial strength rating of both the Company and CCC factor into customers' decisions. After reporting a significant operating loss in the third quarter of 2003, the Company's A.M. Best rating was lowered from A+ to A with a negative outlook. CCC also reported a significant operating loss in the third quarter of 2003, but A.M. Best affirmed CCC's rating of A with a negative outlook. Management believes that the current ratings are sufficient for the Company to conduct all aspects of its business. Management also believes that a one level reduction in ratings would have only a minimal impact on operations. A further decrease beyond one level would likely have a material adverse impact on the Company's ability to write business. Management believes that the likelihood of further ratings downgrades has been reduced by ongoing efforts to reduce large exposures and the lower per principal retentions under the 2004 reinsurance program.

ECONOMIC CONDITIONS

      The Company's results are impacted by general corporate credit conditions, as well as by the condition of the public construction segment of the economy. While corporate credit default rates appear to be improving from recent historically high levels, the amount of new public construction spending appears to be slowing. An improvement in overall corporate default rates could be expected to have a favorable impact on the Company's loss costs. A slow down in public construction spending could be expected to put pressure on the Company's written premium production and also adversely impact loss costs. Management believes that the diversification of the Company's book of business, with approximately 41% of current written premium from products that are less sensitive to economic conditions, mitigates the impact of these economic factors.

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

CRITICAL ACCOUNTING POLICIES

      Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company's results of operations and financial condition pertain to reserves for unpaid losses and loss adjustment expenses and reinsurance, investments, deferred policy acquisition costs, and goodwill and other intangible assets. The Company's accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables, are particularly critical to an assessment of the Company's financial results. These areas are highly subjective and require Management's most complex judgments because of the need to make estimates about the effects of matters that are inherently uncertain.

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

      CNA Surety's Condensed Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $412.4 million and reinsurance receivables related to losses of $160.4 million as of June 30, 2004. While many factors impact these estimates, Management believes that past changes in the Company's business mix and reinsurance program along with increased corporate default rates were the primary drivers of the need to substantially increase reserve levels in 2003. Beginning in the late 1990's, the Company began writing more bonds for large corporate clients. Shortly thereafter, corporate default rates increased dramatically. These exposures proved to be more volatile than the Company's more traditional contract and small commercial surety products, and began resulting in a higher frequency of severe losses. As a result, the Company's reinsurers significantly increased rates, reduced the amount of coverage available to the Company and excluded certain accounts from the reinsurance program. For 2002, the Company's per principal retention increased from $5 million to $20 million. Although the Company reduced its per principal retention to $15 million for 2003, these higher retentions, at a time of continuing higher frequency of severe losses, further increased the volatility of results.

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

      Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings. For example, a 10% increase in the June 30, 2004 net estimate for unpaid losses and loss adjustment expenses would produce a charge to pre-tax earnings of approximately $25.2 million. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

INVESTMENTS

      Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company classifies all of its fixed income securities (bonds and redeemable preferred stocks) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity. Cash flows from purchases, sales and maturities are reported gross in the investing activities section of the cash flow statement.

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

      Short-term investments, which generally include U.S. Treasury bills, corporate notes, money market funds, and investment grade commercial paper equivalents, are carried at amortized cost that approximates fair value. Invested assets are exposed to various risks, such as interest rate risk, market risk and credit risk. Due to the level of risk associated with invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income.

DEFERRED POLICY ACQUISITION COSTS

      Policy acquisition costs, consisting of commissions, premium taxes and other underwriting expenses, which vary with, and are primarily related to, the production of business, net of reinsurance commissions, are deferred and amortized as a charge to income as the related premiums are earned. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

GOODWILL AND OTHER INTANGIBLE ASSETS

      CNA Surety's Condensed Consolidated Balance Sheet as of June 30, 2004 includes goodwill and identified intangibles of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this and other acquisitions was generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

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

FORMATION OF CNA SURETY AND MERGER

      In December of 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") and Universal Surety of America ("USA"), into CNA Surety. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation ("Loews") owns approximately 91% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC").

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

    Western Surety is currently rated A (Excellent) with a negative rating outlook, by A.M. Best. An A (Excellent) rating is assigned to those companies which A.M. Best believes have an excellent ability to meet their ongoing obligations to policyholders. A (Excellent) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. The rating outlook indicates the potential direction of a company's rating for an intermediate period, generally defined as the next 12 to 36 months. Through intercompany reinsurance and related agreements, CNA Surety's customers have access to CCC's broader underwriting capacity. CCC is currently rated A (Excellent) with a negative rating outlook by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest.

    CCC and Western Surety are both currently rated A- (Strong), by S&P. On August 7, 2003, S&P placed CCC and Western Surety on credit watch with negative implications. S&P's letter ratings range from AAA+ (Extremely Strong) to CC (Extremely Weak) with AAA+ being highest. Ratings from AA to CCC may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. An insurer rated A has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

RESULTS OF OPERATIONS

      FINANCIAL MEASURES

      The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") discusses certain accounting principles generally accepted in the United States of America ("GAAP") and non-GAAP financial measures in order to provide information used by management to monitor the Company's operating performance. Management utilizes various financial measures to monitor the Company's insurance operations and investment portfolio. Underwriting results, which are derived from certain income statement amounts, are considered a non-GAAP financial measure and are used by management to monitor performance of the Company's insurance operations. The Company's investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments that produce realized gains and losses, which is also a component used in the calculation of net income and is a non-GAAP financial measure.

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

      Operating ratios are calculated using insurance results and are widely used by the insurance industry and regulators such as state departments of insurance and the National Association of Insurance Commissioners for financial regulation and as a basis of comparison among companies. The ratios discussed in the Company's MD&A are calculated using GAAP financial results and include the net loss and loss adjustment expense ratio ("loss ratio") as well as the net commissions, brokerage and other underwriting expense ratio ("expense ratio") and combined ratio. The loss ratio is the percentage of net incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the percentage of net commissions, brokerage and other underwriting expenses, including the amortization of deferred acquisition costs, to net earned premiums. The combined ratio is the sum of the loss and expense ratios.

      The Company's investment portfolio is monitored by management through analysis of various factors including unrealized gains and losses on securities, portfolio duration and exposure to interest rates, and market and credit risk. Based on such analyses, the Company may impair an investment security in accordance with its policy, or sell a security. Such activities will produce net realized investment gains and losses.

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

COMPARISON OF CNA SURETY RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

ANALYSIS OF NET INCOME

      Net income for the three months ended June 30, 2004 was $10.2 million, as compared to $11.7 million for the same period in 2003. This decrease is a result of higher reinsurance costs and lower net realized investment gains, partially offset by higher net investment income.

      Net income for the six months ended June 30, 2004 was $16.6 million, as compared to $22.7 million for the same period in 2003. This decrease reflects higher underwriting expenses incurred in the first quarter of 2004 related to an accrual for policyholder dividends primarily related to premiums earned in 2002 and prior, and severance costs related to the re-organization of the Company's field office structure. These costs were partially offset by higher net earned premium and higher net investment income.

      The components of net income are discussed in the following sections.

RESULTS OF INSURANCE OPERATIONS

      Underwriting components for the Company for the three and six months ended June 30, 2004 and 2003 are summarized in the following table (dollars in thousands):

                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                       2004           2003          2004           2003
                                                     --------       --------      --------       --------
Gross written premiums ........................      $103,064       $ 97,446      $198,943       $189,117
                                                     ========       ========      ========       ========
Net written premiums ..........................      $ 86,112       $ 83,297      $157,666       $162,631
                                                     ========       ========      ========       ========
Net earned premiums ...........................      $ 77,153       $ 76,846      $152,350       $148,052
                                                     ========       ========      ========       ========
Net losses and loss adjustment expenses .......      $ 21,208       $ 20,235      $ 41,839       $ 38,841
                                                     ========       ========      ========       ========
Net commissions, brokerage and other expenses..      $ 49,069       $ 47,940      $104,381       $ 92,236
                                                     ========       ========      ========       ========

Loss ratio ....................................          27.5%          26.3%         27.5%          26.2%
Expense ratio .................................          63.6           62.4          68.5           62.3
                                                     --------       --------      --------       --------
Combined ratio ................................          91.1%          88.7%         96.0%          88.5%
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

      Gross written premiums are summarized in the following table (dollars in thousands):

                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                       2004           2003          2004           2003
                                                     --------       --------      --------       --------
Contract ......................................      $ 61,410       $ 59,165      $111,197       $100,788
Commercial ....................................        33,998         31,160        71,329         73,175
Fidelity and other.............................         7,656          7,121        16,417         15,154
                                                     --------       --------      --------       --------
                                                     $103,064       $ 97,446      $198,943       $189,117
                                                     ========       ========      ========       ========

      Gross written premiums increased 5.8%, or $5.6 million, for the three months ended June 30, 2004 as compared with the same period in 2003. This increase was primarily driven by a 9.1%, or $2.8 million, increase in gross written premiums for Commercial surety due to continued strong volume growth in small commercial products and a 3.8%, or $2.2 million, increase in gross written premiums for Contract surety due to improved rates.

      Gross written premiums increased 5.2%, or $9.8 million, for the six months ended June 30, 2004 as compared with the same period in 2003. This increase was primarily driven by a 10.3%, or $10.4 million, increase in Contract surety as compared with the same period in 2003, due to improving rates. Commercial surety decreased 2.5 percent, or $1.8 million, as a result of the Company's ongoing efforts to reduce aggregate exposures to large commercial accounts, partially offset by strong volume growth in small commercial products. The estimated impact of the Company's exposure reduction efforts to date represents approximately $26 million in annual premium, assuming an average rate per $1,000 of bond exposure of $3.46, or 35 basis points, and approximately $7.5 billion of bond exposure.

      Net written premiums are summarized in the following table (dollars in thousands):

                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                       2004           2003          2004           2003
                                                     --------       --------      --------       --------
Contract.......................................      $50,706         $52,751      $ 84,609       $ 88,884
Commercial.....................................       28,091          23,748        57,360         59,271
Fidelity and other.............................        7,315           6,798        15,697         14,476
                                                     -------         -------      --------       --------
                                                     $86,112         $83,297      $157,666       $162,631
                                                     =======         =======      ========       ========

      Net written premiums increased 3.4%, or $2.8 million, for the three months ended June 30, 2004 as compared with the same period in 2003, driven by the increase in gross written premiums as described above, partially offset by increased ceded written premiums. Ceded written premiums increased $2.8 million for the three months ended June 30, 2004 as compared with the same period in 2003, reflecting increased gross written premiums and the Company's decision to purchase additional reinsurance protection. Net written premiums increased 18.3%, or $4.3 million, for Commercial surety and 7.6%, or $0.5 million, for Fidelity and other products for the three months ended June 30, 2004 as compared with the same period in 2003. Net written premiums for Contract surety decreased 3.9%, or $2.0 million, for the three months ended June 30, 2004 as compared with the same period in 2003.

      For the six months ended June 30, 2004, net written premiums decreased 3.1%, or $5.0 million, as compared with the same period in 2003, reflecting the Company's decision to purchase additional reinsurance protection as well as the timing of reinsurance premium payments, partially offset by increased gross written premiums. Net written premiums decreased 4.8%, or $4.3 million, for Contract surety and 3.2%, or $1.9 million, for Commercial surety for the six months ended June 30, 2004 as compared with the same period in 2003. Net written premiums increased 8.4%, or $1.2 million, for Fidelity and other products for the six months ended June 30, 2004 as compared with the same period in 2003.

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

2004 THIRD PARTY REINSURANCE COMPARED TO 2003 THIRD PARTY REINSURANCE

      Effective January 1, 2004, CNA Surety entered into a new excess of loss treaty ("2004 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaces the $45 million excess of $15 million per principal coverage, as well as the $40 million excess of $60 per principal and the $3 million excess of $12 million coverage that had been provided by CCC. The significant differences between the new excess of loss reinsurance program and the Company's 2003 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $110 million in 2003 to $157 million in 2004. The minimum annual premium for the 2004 excess of loss treaty is $49.2 million (net of expected return premium) compared to a total of $42.0 million of reinsurance premiums paid in 2003 (net of expected return premium) for the $45 million excess of $15 million, the $40 million excess of $60 million and the $3 million excess of $12 million treaties. The contract also includes an optional twelve-month extended discovery period, for an additional premium, which will provide coverage for losses discovered in 2005 on bonds that were in force during 2004, and somewhat less restrictive special acceptance provisions for larger contract accounts than those contained in the 2003 Excess of Loss Treaty.

      In addition to the one large contract principal (described later) and the two commercial principals excluded (based upon class of business), the Company's reinsurers had excluded three other contract principals from the 2003 Excess of Loss Treaty, for a total of six excluded principals. The one large contract principal and the two commercial principals remain excluded from the 2004 Excess of Loss Treaty. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $43 million and is currently rated CCC+ by Standard and Poor's ("S&P"). The bonded exposure will decline over the term of the bond that extends until 2007. The other is a foreign industrial enterprise that fulfilled its bonded obligations in the second quarter of 2004, so the Company no longer has any exposure.

      With respect to the three contract principals other than the large national contractor, two contract principals have completed asset sales and other reorganization efforts and have been accepted into the 2004 Excess of Loss Treaty. The Company received claims related to the third contract principal in 2003. The Company believes it is adequately reserved for any exposure related to this principal.

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

      The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2004 and expires on December 31, 2004 and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries related to this agreement as of June 30, 2004.

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

      Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through June 30, 2004.

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

      The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of June 30, 2004, the Company had billed and received $54.9 million under the Stop Loss Contract.

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

      Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts -- a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits support for new large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the two previous Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term.

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

      Effective October 1, 2003, the Company entered into a $3 million excess of $12 million excess of loss contract with CCC. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12 million. This contract effectively lowered the Company's net retention per principal for the remainder of 2003 to $12 million plus a 5% co-participation in the $45 million layer of excess reinsurance with third party reinsurers. This contract was to expire on December 31, 2004. Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. As of June 30, 2004 and December 31, 2003, CNA Surety had an insurance receivable balance from CCC and CIC of $31.6 million and $71.1 million. CNA Surety had no reinsurance payables to CCC and CIC as of June 30, 2004 and December 31, 2003.

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

      For bonds that the Company has written after September 30, 2003, in addition to the coverage provided by excess of loss reinsurance treaties described above ($40 million excess of $60 million and $50 million excess of $100 million) the Company and CCC have entered into facultative reinsurance in connection with larger bonds. The Company's exposure on bonds written from October 1, 2002 through October 31, 2003 was limited to $20 million per bond. For bonds written between November 1, 2003 and June 30, 2004, the Company's exposure was $14.7 million. For bonds written subsequent to June 30, 2004, the Company's exposure will be limited to the lesser of $20 million or 10% of policyholders surplus.

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

      The Company has had discussions with its insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to keep the insurance regulators informed of its ongoing exposure to this account.

CNAF CREDIT FACILITY

      In December of 2002 and January of 2003, CNAF provided loans in an aggregate amount of approximately $45 million to the national contractor. The loans were provided by CNAF to help the contractor meet its' liquidity needs. The loans are evidenced by demand notes and until replaced by the credit facility described below, accrue interest at 10%. In March 2003, CNAF entered into a credit facility with the contractor under which CNAF has agreed to provide up to $86 million of loans to the contractor and certain of its subsidiaries, including the refinancing of the already advanced $45 million of credit described above. The credit facility matures in March of 2006. CNAF has been granted a security interest in substantially all of the assets of the contractor to secure borrowings under the new credit facility. Loews, parent of CNAF, and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a one-third participation share in CNAF's position in the credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million, plus accrued interest. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and fees under the facility on a proportional basis with CNAF.

      In March of 2003, CNAF purchased the contractor's outstanding bank debt for $16.4 million. The contractor purchased the bank debt and retired it, with $11.4 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor's benefit. Of these letters of credit, a replacement due to expire in August of 2004 remains in the amount of $3 million. Any CNAF reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of June 30, 2004, CNAF had credit exposure of $60.6 million under the credit facility, net of participation by Loews, in the amount of $23.9 million, for a total outstanding of $84.5 million.

      As of March 31, 2004, the credit facility was amended to provide for calculating the amount available for borrowing without regard to approximately $1.1 million representing accrued interest on a bridge loan provided by CNAF that became a borrowing under the facility; the elimination of the reduction in CNAF's commitment upon receipt by the contractor of certain claim proceeds; and an increase in the monthly compensation limits for the contractor's principals. In connection with the amendment, the principals and an affiliate contributed $5 million in the aggregate to the contractor's capital by forgiving certain of the contractor's indebtedness.

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

NET LOSS RATIO

      The net loss ratio was 27.5% for the three months ended June 30, 2004 as compared with 26.3% for the same period in 2003 due to higher current year provisions for incurred losses. The net loss ratio for the three months ended June 30, 2004 included $0.3 million of net favorable loss reserve development related to prior years.

      The net loss ratio was 27.5% for the six months ended June 30, 2004 as compared with 26.2% for the same period in 2003. The increase in the loss ratio reflects indications of a higher base line loss ratio for 2004 resulting from the actuarial reviews performed during 2003. The net loss ratio for the six months ended June 30, 2004 included $0.6 million of net favorable loss reserve development related to prior years.

      On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of the date of this filing, the Company has billed a total of $37.1 million to its reinsurers. Five reinsurers responsible for payment of 55% of the treaty proceeds either have paid their portions of the claim or have reached agreement with the Company and have paid the Company to commute the entire reinsurance treaty under which the Enron claim was made. Pursuant to the treaty, the Company demanded and began arbitration proceedings against all the reinsurers that have not paid. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of June 30, 2004.

EXPENSE RATIO

      The expense ratio was 63.6% for the three months ended June 30, 2004 as compared with 62.4% for the same period in 2003. The increase in the expense ratio for the second quarter was driven by higher reinsurance costs.

      The expense ratio was 68.5% for the six months ended June 30, 2004 as compared with 62.3% for the same period in 2003. The expense ratio for the first six months of 2004 was negatively impacted by the increase of the accrual for policyholder dividends and costs related to the initiative to simplify and streamline the field organization recorded in the first quarter of 2004.

EXPOSURE MANAGEMENT

      The Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has continued with various exposure management initiatives, particularly to reduce its risks on large commercial accounts. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, by 26.6% in 2004 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                       NUMBER OF ACCOUNTS      TOTAL EXPOSURE (DOLLARS IN BILLIONS)
                                             AS OF                            AS OF
                                    -----------------------    -----------------------------------
                                    JUNE 30,   DECEMBER 31,    JUNE 30,    DECEMBER 31,      %
COMMERCIAL ACCOUNT EXPOSURE          2004         2003           2004         2003       REDUCTION
---------------------------          ----         ----           ----         ----       ---------
$100 million and larger                2            7            $0.3         $0.9          66.6%
$50 to $100 million                   10            8             0.7          0.6         (16.7)%
$25 to $50 million                    14           13             0.5          0.5            --
$10 to $25 million                    49           66             0.7          1.0          30.0%
                                      --           --            ----         ----
Total                                 75           94            $2.2         $3.0          26.6%
                                      ==           ==            ====         ====

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

INVESTMENT INCOME

      Net investment income was $7.5 million for the three months ended June 30, 2004, as compared with $6.7 million for the same period in 2003 due to an increase in invested assets. The annualized pretax yields were 4.5% and 4.7% for the three months ended June 30, 2004 and 2003, respectively. The annualized after-tax yields were 3.7% and 3.9% for the three months ended June 30, 2004 and 2003. Net realized investment gains were $0.1 million for the three months ended June 30, 2004 as compared with $1.1 million for the same period in 2003.

      Net investment income was $14.4 million for the six months ended June 30, 2004 as compared with $13.4 million for the same period in 2003. The increase reflects the impact of higher overall invested assets, offset by lower investment yields and an increased investment in tax-exempt securities. The annualized pretax yields were 4.5% and 4.6% for the six months ended June 30, 2004 and 2003. The annualized after-tax yield was 3.7% and 3.8% for the six months ended June 30, 2004 and 2003, respectively. Net realized investment gains were $2.3 million for the six months ended June 30, 2004 as compared with $1.8 million for the same period in 2003.

      The following summarizes net realized investment gains (losses) activity:

                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                               ---------------------------       -------------------------
                                                 2004                2003          2004              2003
                                               -------             -------       -------           -------
Gross realized investment gains...             $    53             $ 1,105       $ 2,287           $ 2,366
Gross realized investment losses..                  (1)                 (7)           (5)             (538)
                                               -------             -------       -------           -------
Net realized investment gains.....             $    52             $ 1,098       $ 2,282           $ 1,828
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

ANALYSIS OF OTHER OPERATIONS

      Interest expense increased slightly for the three months ended June 30, 2004 as compared with the same period in 2003. Average debt outstanding was $61.1 million for the three months ended June 30, 2004 as compared with $60.8 million for the same period in 2003. The weighted average interest rate for the three months ended June 30, 2004 was 3.2% as compared with 2.4% for the same period in 2003.

      Interest expense also increased slightly for the six months ended June 30, 2004 as compared with the same period in 2003. Average debt outstanding was $55.7 million for the six months ended June 30, 2004 compared to $60.8 million in the same period in 2003. The weighted average interest rate for the six months ended June 30, 2004 was 3.0% as compared with 2.4% for the same period in 2003

INCOME TAXES

      Income tax expense was $3.7 million and $4.3 million and the effective income tax rates were 26.6% and 26.8% for the three months ended June 30, 2004 and 2003, respectively. Income tax expense was $5.4 million and $8.7 million and the effective income tax rates were 24.7% and 27.7% for the six months ended June 30, 2004 and 2003, respectively. The decrease in the estimated effective tax rate for the six months ended June 30, 2004 as compared with the same period in 2003 primarily relates to increases in tax-exempt investment income as a proportion of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      It is anticipated that the liquidity requirements of CNA Surety will be met primarily by funds generated from operations. The principal sources of cash flows are premiums, investment income, and sales and maturities of investments. CNA Surety also may generate funds from additional borrowings under the credit facility described below. The primary cash flow uses are payments for claims, operating expenses, federal income taxes, and debt service. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

      The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At June 30, 2004, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $621.0 million of fixed income securities, $2.1 million of equities, $55.7 million of short-term investments, $1.1 million of other investments and $3.1 million of cash. At December 31, 2003, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $573.7 million of fixed income securities, $49.8 million of short-term investments, $1.1 million of other investments and $2.0 million of cash.

      Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At June 30, 2004, the parent company's invested assets consisted of $6.3 million of fixed income securities, $1.0 million of equity securities, $9.4 million of short-term investments and $6.0 million of cash. At December 31, 2003, the parent company's invested assets consisted of $6.3 million of fixed income securities, $1.1 million of equity securities, $14.1 million of short-term investments and $6.0 million of cash. At both June 30, 2004 and December 31, 2003, parent company short-term investments and cash included $7.3 million of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

      The Company's consolidated net cash flow provided by operating activities was $16.4 million for the three months ended June 30, 2004 compared to net cash flow provided by operating activities of $14.4 million for the comparable period in 2003.

      The Company's consolidated net cash flow provided by operating activities was $59.3 million for the six months ended June 30, 2004 compared to net cash flow used by operating activities of $20.6 million for the comparable period in 2003. The increase in net cash flow provided by operating activities primarily relates to net proceeds from financing activities.

      In May of 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 3.375% with a 30-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (the "Issuer Trust"). The assets of the Issuer Trust consist of $30.9 million of junior subordinated debentures issued by the Company to the Issuer Trust. The subordinated debentures bear interest at a rate of LIBOR plus 3.375% and mature in May of 2034. As of June 30, 2004 the interest rate on the junior subordinated debentures were 4.985%. The proceeds from the debt issuance were used to reduce the outstanding balance of the Revolving Credit Facility by $10.0 million and to increase the statutory surplus of the Company's insurance subsidiaries by $20.0 million.

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

      Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan Facility. As a result, the effective interest rate on the term loan as of June 30, 2004 was 2.76%.

      In June of 2004, the Company reduced the outstanding Revolving Credit Facility by $10 million. The Term Loan Facility balance was reduced by $15 million through June 30, 2004 according to the scheduled amortization and payment schedules. Further amortization and payment of the Term Loan Facility will take place at $10 million per year, in equal semi-annual installments of $5 million on the following dates:

        DATE                   AMORTIZATION        OUTSTANDING BALANCE
----------------------         ------------        -------------------
September 30, 2004....          5,000,000              10,000,000
March 31, 2005........          5,000,000               5,000,000
September 30, 2005....          5,000,000                      --

      The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at June 30, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan Facility was 0.625% at June 30, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of

June 30, 2004, the weighted average interest rate was 2.86% on the $35 million of outstanding borrowings. As of December 31, 2003, the weighted average interest rate on the 2002 Credit Facility was 2.4% on the $50 million of outstanding borrowings.

      The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. Due to the net loss reported for the third quarter of 2003, the Company was in violation of the minimum fixed charge coverage test. The lenders granted the Company a waiver for this violation and amended the 2002 Credit Facility to replace the fixed charge coverage ratio requirement for the next three quarters with a minimum earnings requirement. At March 31, 2004, the Company was in violation of this minimum earnings requirement and received a waiver for this requirement in the current quarter.

      In 1999 CNA Surety acquired certain assets of Clark Bonding Company, Inc., a Charlotte, North Carolina, insurance agency and brokerage doing business as The Bond Exchange for $5.9 million. As part of this acquisition, the Company incurred an additional $1.9 million of debt in the form of a promissory note. The promissory note matures on July 27, 2004 and has an interest rate of 5.0%. The balance of this promissory note at June 30, 2004 was $0.4 million.

      A summary of the Company's commitments as of June 30, 2004 is presented in the following table (in millions):

                                                                                          THERE-
JUNE 30, 2004                          2004      2005       2006      2007      2008      AFTER      TOTAL
                                       -----     -----      -----     -----     -----     -----      -----
Debt (a) ........................      $ 5.4     $30.0      $  --     $  --     $  --     $30.4      $65.8
Operating leases ................        0.8       1.6        1.4       1.1       1.0       3.7        9.6
Other long-term liabilities (b)..        0.7       1.7        0.4       0.4       0.5       5.7        9.4
                                       -----     -----      -----     -----     -----     -----      -----
Total ...........................      $ 6.9     $33.3      $ 1.8     $ 1.5     $ 1.5     $39.8      $84.8
                                       =====     =====      =====     =====     =====     =====      =====

      (a)   Does not include original issue discount of $0.5 million.

      (b) Reflects post-employment obligations to former executives and unfunded post-retirement benefit plans.

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

      The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2004 is based on statutory surplus and income at and for the year ended December 31, 2003. Without prior regulatory approval, CNA Surety's insurance subsidiaries may pay stockholder dividends of $19.0 million in the aggregate in 2004. CNA Surety did not receive a dividend from its insurance subsidiaries during the first six months of 2004 and received a dividend of $10 million during the first six months of 2003.

      Combined statutory surplus totaled $228.9 million at June 30, 2004, resulting in a net written premium to statutory surplus ratio of 1.4 to 1. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2004 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $145.0 million at Western Surety. This surplus constraint may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

      In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety did not receive any tax sharing payments from its subsidiaries for the six months ended June 30, 2004 and received $6.2 million of tax payments for the six months ended June 30, 2003.

      Western Surety and SBCA each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2003 through June 30, 2004, the underwriting limitations of Western Surety and SBCA were $21.9 million and $0.5 million. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of Western Surety and SBCA are $18.5 million and $0.6 million. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of CCC and its affiliates totaled $591.1 million. CNA Surety Management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

      Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety Management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present capital needs.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

      The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety at June 30, 2004 and December 31, 2003, by investment category were as follows (dollars in thousands):

                                                                                            GROSS UNREALIZED LOSSES
                                                                AMORTIZED       GROSS     ---------------------------    ESTIMATED
                                                                 COST OR      UNREALIZED  LESS THAN 12   MORE THAN 12      FAIR
                  JUNE 30, 2004                                   COST          GAINS        MONTHS         MONTHS         VALUE
                  -------------                                 ---------     ----------  ------------   ------------    ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government
  and agencies:
    U.S. Treasury ...........................................   $ 21,201      $    168      $   (183)      $     --       $ 21,186
    U.S. Agencies ...........................................      4,582            25          (100)           (98)         4,409
    Collateralized mortgage obligations .....................     18,004           348          (391)            --         17,961
    Mortgage pass-through securities ........................     45,294           231        (1,112)            --         44,413
Obligations of states and political subdivisions ............    385,981        13,780        (1,417)          (271)       398,073
Corporate bonds .............................................    109,595         3,882        (1,726)            (6)       111,745
Non-agency collateralized mortgage obligations ..............          9             1            --             --             10
Other asset-backed securities:
  Second mortgages/home equity  loans .......................      5,276           309            --             --          5,585
  Credit card receivables ...................................      3,588            14            --             --          3,602
  Other .....................................................     13,806           302            --             --         14,108
Redeemable preferred stock ..................................      5,356           823            --             --          6,179
                                                                --------      --------      --------       --------       --------
    Total fixed income securities ...........................    612,692        19,883        (4,929)          (375)       627,271
Equity securities ...........................................      3,013           100            --             --          3,113
                                                                --------      --------      --------       --------       --------
    Total ...................................................   $615,705      $ 19,983      $ (4,929)      $   (375)      $630,384
                                                                ========      ========      ========       ========       ========

                                                                                            GROSS UNREALIZED LOSSES
                                                                AMORTIZED       GROSS     ---------------------------    ESTIMATED
                                                                 COST OR      UNREALIZED  LESS THAN 12   MORE THAN 12      FAIR
             DECEMBER 30, 2003                                    COST          GAINS        MONTHS         MONTHS         VALUE
             ------------------                                 ---------     ----------  ------------   ------------    ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government
  and agencies:
    U.S. Treasury ...........................................    $ 21,267      $    497      $     --       $     --       $ 21,764
    U.S. Agencies ...........................................       4,587            47           (99)            --          4,535
    Collateralized mortgage obligations .....................       7,770           425            --             --          8,195
    Mortgage pass-through securities ........................       7,607           386            --             --          7,993
Obligations of states and political subdivisions ............     376,961        25,604          (127)           (27)       402,411
Corporate bonds .............................................      96,525         7,322           (45)            --        103,802
Non-agency collateralized mortgage obligations ..............         749            --            --            (22)           727
Other asset-backed securities:
  Second mortgages/home equity loans ........................       5,721           426            --             --          6,147
  Credit card receivables ...................................       5,000            51            --             --          5,051
  Other .....................................................       4,619           192           (13)            --          4,798
Redeemable preferred stock ..................................      13,395         1,238            --             --         14,633
                                                                 --------      --------      --------       --------       --------
    Total fixed income securities ...........................     544,201        36,188          (284)           (49)       580,056
Equity securities ...........................................         992            69            --             --          1,061
                                                                 --------      --------      --------       --------       --------
    Total ...................................................    $545,193      $ 36,257      $   (284)      $    (49)      $581,117
                                                                 ========      ========      ========       ========       ========

      The following table summarizes for fixed maturities in an unrealized loss position at June 30, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

                                                     JUNE 30, 2004
                                               ------------------------
                                                               GROSS
                                               ESTIMATED     UNREALIZED
  UNREALIZED LOSS AGING                        FAIR VALUE       LOSS
  ---------------------                        ----------    ----------
Fixed maturity securities:
  Investment grade:
    0-12 months .........................       $191,319      $  4,929
     Greater than 12 months..............          6,462           375
                                                --------      --------
  Total investment grade.................       $197,781      $  5,304
                                                --------      --------

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

      As of June 30, 2004 and December 31, 2003, the Company had no other-than-temporary impairments.

FORWARD-LOOKING STATEMENTS

      This report includes a number of statements, which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. Forward-looking statements generally include words such as "believes," "expects," "intends," "anticipates," "estimates," and similar expressions. Forward-looking statements in this report include expected developments in the Company's insurance business, including losses and loss reserves; the impact of routine ongoing insurance reserve reviews being conducted by the Company; the routine state regulatory examinations of the Company's primary insurance company subsidiaries, and the Company's responses to the results of those reviews and examinations; the Company's expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company's expense reduction and restructuring activities; and the Company's proposed actions in response to trends in its business.

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

      The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of June 30, 2004. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

                                                                                                 ESTIMATED         HYPOTHETICAL
                                                                            HYPOTHETICAL         FAIR VALUE         PERCENTAGE
                                                                              CHANGE IN            AFTER             INCREASE
                                                          FAIR VALUE AT     INTEREST RATE       HYPOTHETICAL      (DECREASE) IN
                                                             JUNE 30,        (BP=BASIS           CHANGE IN         STOCKHOLDERS'
                (DOLLARS IN THOUSANDS)                        2004             POINTS)          INTEREST RATE         EQUITY
                ----------------------                    -------------    ---------------      --------------     -------------
Fixed Income Securities:
  U.S. Government and government agencies and
  authorities...........................................    $ 87,969       200 bp increase        $   76,687            (1.8)%
                                                                           100 bp increase            82,324            (0.9)
                                                                           100 bp decrease            93,250             0.8
                                                                           200 bp decrease            98,028             1.6
  States, municipalities and political subdivisions.....     398,073       200 bp increase           347,612            (7.9)
                                                                           100 bp increase           372,195            (4.1)
                                                                           100 bp decrease           424,554             4.2
                                                                           200 bp decrease           452,104             8.5
  Corporate bonds and all other.........................     141,229       200 bp increase           125,566            (2.5)
                                                             -------       100 bp increase           131,519            (1.5)
                                                                           100 bp decrease           145,023             0.6
                                                                           200 bp decrease           152,703             1.8
      Total fixed income securities.....................    $627,271       200 bp increase           549,865           (12.2)
                                                            ========       100 bp increase           586,038            (6.5)
                                                                           100 bp decrease           662,827             5.6
                                                                           200 bp decrease           702,835            11.9


                                                                                                 ESTIMATED         HYPOTHETICAL
                                                                            HYPOTHETICAL         FAIR VALUE         PERCENTAGE
                                                                              CHANGE IN            AFTER             INCREASE
                                                          FAIR VALUE AT     INTEREST RATE       HYPOTHETICAL      (DECREASE) IN
                                                           DECEMBER 31,      (BP=BASIS           CHANGE IN         STOCKHOLDERS'
                (DOLLARS IN THOUSANDS)                        2003             POINTS)          INTEREST RATE         EQUITY
                ----------------------                    -------------    ---------------      -------------     --------------
Fixed Income Securities:
  U.S. Government and government agencies and
  authorities...........................................   $  42,487       200 bp increase        $   37,563            (0.8)%
                                                                           100 bp increase            40,119            (0.4)
                                                                           100 bp decrease            44,471             0.3
                                                                           200 bp decrease            46,343             0.6
  States, municipalities and political subdivisions.....     402,411       200 bp increase           349,291            (8.4)
                                                                           100 bp increase           375,189            (4.3)
                                                                           100 bp decrease           430,247             4.4
                                                                           200 bp decrease           459,412             9.0
  Corporate bonds and all other.........................     135,158       200 bp increase           124,301            (1.7)
                                                            --------       100 bp increase           129,346            (0.9)
                                                                           100 bp decrease           140,486             0.8
                                                                           200 bp decrease           146,629             1.8
      Total fixed income securities.....................    $580,056       200 bp increase           511,155           (10.9)
                                                            ========       100 bp increase           544,654            (5.6)
                                                                           100 bp decrease           615,204             5.6
                                                                           200 bp decrease           652,384            11.5


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

        At the Annual Meeting of Shareholders of CNA Surety Corporation held on May 11, 2004, the Company's shareholders voted on the following proposals. The numbers of shares issued, outstanding and eligible to vote as of the record date of March 1, 2004 were 42,991,871. Proxies representing 41,532,130 shares or approximately 97 percent of the eligible voting shares were tabulated.

        PROPOSAL I

        Election of Directors.

                              Number of Shares/Votes
                        -----------------------------------
                            For          Authority Withheld
                        ----------       ------------------
Philip H. Britt         41,389,552             142,578
James R. Lewis          36,774,738           4,757,392
Ken Miller              41,388,672             143,458
Thomas Pontarelli       36,509,025           5,023,102
Roy E. Posner           36,517,374           5,014,756
Adrian M. Tocklin       35,995,954           5,536,176
John Welch              36,851,295           4,680,835

        PROPOSAL II

        To ratify the Board of Directors' appointment of the Company's independent auditors, Deloitte & Touche LLP for fiscal year 2004.

For                       41,388,562
Against                       18,329
Abstain                      125,239

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

      32(1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

      32(2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

(b)   Reports on Form 8-K:

      May 3, 2004; CNA Surety Corporation Press Release issued on May 3, 2004.

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

Date: August 9, 2004

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