Form 10-Q
period 2004-09-30
CNA SURETY CORP
filed 2004-11-01
CIK 1044566

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

     43,000,943 shares of Common Stock, $.01 par value as of October 21, 2004.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                                             PAGE
                                                                                                                             ----
PART I. FINANCIAL INFORMATION:
  Item 1. Condensed Consolidated Financial Statements (Unaudited):                                                              3
      Report of Independent Registered Public Accounting Firm...........................................................        3
      Condensed Consolidated Balance Sheets at September 30, 2004 and at December 31, 2003 .............................        4
      Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003 ......        5
      Condensed Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2004 and 2003...        6
      Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 ............        7
      Notes to Condensed Consolidated Financial Statements..............................................................        8
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ........................       19
  Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................................       36
  Item 4. Disclosure Controls and Procedures............................................................................       38

PART II. OTHER INFORMATION:
  Item 1. Legal Proceedings.............................................................................................       38
  Item 2. Changes in the Rights of the Company's Security Holders.......................................................       38
  Item 3. Defaults Upon Senior Securities...............................................................................       38
  Item 4. Submission of Matters to a Vote of Security Holders...........................................................       38
  Item 5. Other Information.............................................................................................       38
  Item 6. Exhibits and Reports on Form 8-K..............................................................................       38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNA Surety Corporation Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and of stockholders' equity and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

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

Deloitte & Touche LLP
Chicago, Illinois
October 28, 2004

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                                        2004              2003
                                                                                                    -------------     ------------
ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost of $636,287 and $544,201)...............   $     667,528     $    580,056
  Equity securities, at fair value (cost of $3,059 and $992).....................................           3,152            1,061
  Short-term investments, at cost (approximates fair value)......................................          84,944           63,871
  Other investments, at fair value...............................................................           1,069            1,119
                                                                                                    -------------     ------------
    Total invested assets........................................................................         756,693          646,107
Cash.............................................................................................           8,585            7,965
Deferred policy acquisition costs................................................................         106,392          104,674
Insurance receivables:
  Premiums, including $14,079 and $18,394 from affiliates (net of allowance for doubtful accounts:
   $1,779 and $1,575)............................................................................          39,037           39,455
  Reinsurance, including $5,442 and $52,704 from affiliates......................................         107,562          177,775
Intangible assets (net of accumulated amortization: $25,523 and $25,523).........................         138,785          138,785
Current income taxes receivable..................................................................              --           21,315
Property and equipment, at cost (less accumulated depreciation: $20,958 and $18,944).............          15,083           16,556
Prepaid reinsurance premiums.....................................................................          10,633            6,432
Accrued investment income........................................................................           8,168            8,031
Other assets.....................................................................................           3,707            2,028
                                                                                                    -------------     ------------
    Total assets.................................................................................   $   1,194,645     $  1,169,123
                                                                                                    =============     ============
LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses.....................................................   $     377,400     $    413,539
  Unearned premiums..............................................................................         236,935          224,068
                                                                                                    -------------     ------------
    Total reserves...............................................................................         614,335          637,607
Debt.............................................................................................          65,671           50,418
Current income taxes payable.....................................................................           7,987   --          --
Deferred income taxes, net.......................................................................          27,448           30,738
Reinsurance and other payables to affiliates.....................................................             141              191
Accrued expenses.................................................................................          16,273           14,854
Other liabilities................................................................................          27,955           25,174
                                                                                                    -------------     ------------
    Total liabilities............................................................................   $     759,810     $    758,982
                                                                                                    -------------     ------------
Commitments and contingencies (See Notes 4, 6, & 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,409 shares issued and
  43,001 shares outstanding at September 30, 2004 and 44,401 shares issued and 42,980 shares
  outstanding at December 31, 2003...............................................................             444              444
Additional paid-in capital.......................................................................         255,849          255,816
Retained earnings................................................................................         173,319          145,786
Accumulated other comprehensive income...........................................................          20,339           23,351
Treasury stock, at cost..........................................................................         (15,116)         (15,256)
                                                                                                    -------------     ------------
    Total stockholders' equity...................................................................         434,835          410,141
                                                                                                    -------------     ------------
    Total liabilities and stockholders' equity...................................................   $   1,194,645     $  1,169,123
                                                                                                    =============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ------------------------     --------------------------
                                                                       2004           2003           2004            2003
                                                                     ----------- ------------     -----------    -----------
Revenues:
  Net earned premium..............................................   $  83,068      $  77,732     $   235,418    $   225,784
  Net investment income...........................................       7,688          6,429          22,127         19,780
  Net realized investment gains...................................         194              1           2,476          1,829
                                                                     ---------      ---------     -----------    -----------
    Total revenues................................................      90,950         84,162         260,021        247,393
                                                                     ---------      ---------     -----------    -----------
Expenses:
  Net losses and loss adjustment expenses.........................      22,847        112,492          64,685        151,333
  Net commissions, brokerage and other underwriting expenses......      52,245         48,805         156,627        141,041
  Interest expense................................................         664            372           1,512          1,180
                                                                     ---------      ---------     -----------    -----------
    Total expenses................................................      75,756        161,669         222,824        293,554
                                                                     ---------      ---------     -----------    -----------
Income (loss) before income taxes.................................      15,194        (77,507)         37,197        (46,161)
Income tax expense (benefit)......................................       4,220        (30,088)          9,664        (21,414)
                                                                     ---------      ---------     -----------    -----------
Net income (loss).................................................   $  10,974      $ (47,419)    $    27,533    $   (24,747)
                                                                     =========      =========     ===========    ===========
Earnings (loss) per common share..................................   $    0.26      $   (1.10)    $      0.64    $     (0.58)
                                                                     =========      =========     ===========    ===========
Earnings (loss) per common share, assuming dilution...............   $    0.25      $   (1.10)    $      0.64    $     (0.58)
                                                                     =========      =========     ===========    ===========
Weighted average shares outstanding...............................      43,001         42,971          42,995         42,962
                                                                     =========      =========     ===========    ===========
Weighted average shares outstanding, assuming dilution............      43,048         42,994          43,048         42,985
                                                                     =========      =========     ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              COMMON
                                                                               STOCK                  ADDITIONAL
                                                                              SHARES       COMMON       PAID-IN       COMPREHENSIVE
                                                                            OUTSTANDING     STOCK       CAPITAL        INCOME (LOSS)
                                                                            -----------    -------    -----------     --------------
Balance, December 31, 2002............................................         42,947      $   444    $   255,765
Comprehensive income (loss):
  Net income (loss)...................................................             --           --             --      $   (24,747)
Other comprehensive income:
  Change in unrealized gains on securities (after income taxes), net
   of reclassification adjustment of ($1,846).........................             --           --             --            3,497
                                                                                                                       -----------
   Total comprehensive income (loss)..................................                                                 $   (21,150)
                                                                                                                       ===========
Issuance of treasury stock to employee stock purchase program.........             18           --            (71)
Stock options exercised and other.....................................             12           --            101
                                                                               ------      -------    -----------
Balance, September 30, 2003...........................................         42,977      $   444    $   255,795
                                                                               ======      =======    ===========
Balance, December 31, 2003............................................         42,980      $   444    $   255,816
Comprehensive income:
  Net income..........................................................             --           --             --      $    27,533
Other comprehensive income:
  Change in unrealized gains on securities (after income taxes), net
   of reclassification adjustment of $1,662...........................             --           --             --           (3,012)
                                                                                                                       -----------
   Total comprehensive income.........................................                                                 $    24,521
                                                                                                                       ===========
Issuance of treasury stock to employee stock purchase program.........             13           --            (34)
Stock options exercised and other.....................................              8           --             67
                                                                               ------      -------    -----------
Balance, September 30, 2004...........................................         43,001      $   444    $   255,849
                                                                               ======      =======    ===========

                                                                                        ACCUMULATED
                                                                                           OTHER        TREASURY         TOTAL
                                                                          RETAINED     COMPREHENSIVE      STOCK       STOCKHOLDERS'
                                                                          EARNINGS         INCOME       (AT COST)        EQUITY
                                                                        -----------    -------------   -----------    ------------
Balance, December 31, 2002..........................................    $   159,937     $    19,861    $   (15,446)     $   420,561
Comprehensive income (loss):
  Net income (loss).................................................        (24,747)             --             --          (24,747)
Other comprehensive income:
  Change in unrealized gains on securities (after income taxes), net
   of reclassification adjustment of ($1,846).......................             --           3,497             --            3,497
Issuance of treasury stock to employee stock purchase program.......                                           190              119
Stock options exercised and other...................................             --              --             --              101
                                                                        -----------     -----------    -----------      -----------
Balance, September 30, 2003.........................................    $   135,190     $    23,358    $   (15,256)     $   399,531
                                                                        ===========     ===========    ===========      ===========
Balance, December 31, 2003..........................................    $   145,786     $    23,351    $   (15,256)     $   410,141
Comprehensive income:
  Net income........................................................         27,533              --             --           27,533
Other comprehensive income:
  Change in unrealized gains on securities (after income taxes), net
   of reclassification adjustment of $1,662.........................             --          (3,012)            --           (3,012)
Issuance of treasury stock to employee stock purchase program.......             --              --            140              106
Stock options exercised and other...................................             --              --             --               67
                                                                        -----------     -----------    -----------      -----------
Balance, September 30, 2004.........................................    $   173,319     $    20,339    $   (15,116)     $   434,835
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                           -----------------
                                                                                           2004         2003
                                                                                           ----         ----
OPERATING ACTIVITIES:
  Net income (loss)..................................................................   $  27,533     $ (24,747)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
   Depreciation and amortization.....................................................       3,416         3,094
   Accretion of bond discount, net...................................................       2,170         1,429
   Net realized investment gains.....................................................      (2,476)       (1,829)
  Changes in:
   Insurance receivables.............................................................      70,632       (18,924)
   Reserve for unearned premiums.....................................................      12,866        13,255
   Reserve for unpaid losses and loss adjustment expenses............................     (36,138)       81,473
   Deferred policy acquisition costs.................................................      (1,718)       (9,557)
   Deferred income taxes, net........................................................      (1,667)       (2,046)
   Reinsurance and other payables to affiliates......................................         (50)      (18,968)
   Prepaid reinsurance premiums......................................................      (4,201)        5,731
   Current income taxes payable (receivable) ........................................      29,302       (25,919)
   Other assets and liabilities......................................................       3,847          (381)
                                                                                        ---------     ---------
     Net cash provided by operating activities.......................................     103,516         2,611
                                                                                        ---------     ---------
INVESTING ACTIVITIES:
  Fixed income securities:
   Purchases.........................................................................    (154,014)      (59,144)
   Maturities........................................................................      18,156        24,621
   Sales.............................................................................      41,962        53,321
  Purchases of equity securities.....................................................        (680)         (359)
  Proceeds from the sale of equity securities........................................         706           292
  Changes in short-term investments..................................................     (21,050)      (10,079)
  Purchases of property and equipment................................................      (2,010)       (2,595)
  Changes in receivables/payables for securities sold/purchased......................         142        (3,032)
  Other, net.........................................................................      (1,287)          (12)
                                                                                        ---------     ---------
     Net cash (used in) provided by investing activities.............................    (118,075)        3,013
                                                                                        ---------     ---------
FINANCING ACTIVITIES:
  Proceeds from long-term debt.......................................................      30,930       (10,398)
  Principal payments on debt.........................................................     (15,417)           --
  Debt issuance costs................................................................        (506)           --
  Employee stock option exercises and other..........................................          32             5
  Issuance of treasury stock to employee stock purchase plan.........................         140           119
                                                                                        ---------     ---------
     Net cash provided by (used in) financing activities.............................      15,179       (10,274)
                                                                                        ---------     ---------
Increase (decrease) in cash..........................................................         620        (4,650)
Cash at beginning of period..........................................................       7,965        14,979
                                                                                        ---------     ---------
Cash at end of period................................................................   $   8,585     $  10,329
                                                                                        =========     =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid (received) during the period for:
   Interest..........................................................................   $   1,366     $     942
   Income taxes......................................................................   $ (17,968)    $   6,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corporation ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety"), Surety Bonding Company of America ("Surety Bonding"), and Universal Surety of America ("USA"), into CNA Surety Corporation. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety Corporation. Loews Corporation ("Loews") owns approximately 91% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC").

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

     The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                ----------------------------      ----------------------------
                                                                  2004               2003           2004               2003
                                                                ---------          ---------      ---------          ---------
Net income (loss).......................................        $  10,974          $ (47,419)     $  27,533          $ (24,747)
                                                                =========          ==========     =========          =========
Shares:
Weighted average shares outstanding.....................           42,995             42,967         42,980             42,947
   Weighted average shares of options exercised and
     additional stock issuance..........................                6                  4             15                 15
                                                                ---------          ---------      ---------          ---------
Total weighted average shares outstanding...............           43,001             42,971         42,995             42,962
   Effect of dilutive options...........................               47                 23             53                 23
                                                                ---------          ---------      ---------          ---------
Total weighted average shares outstanding, assuming
  dilution..............................................           43,048             42,994         43,048             42,985
                                                                =========          =========      =========          =========
Earnings (loss) per share...............................        $    0.26          $   (1.10)     $    0.64          $   (0.58)
                                                                =========          ==========     =========          =========
Earnings (loss) per share, assuming dilution............        $    0.25          $   (1.10)     $    0.64          $   (0.58)
                                                                =========          ==========     =========          =========

     No adjustments were made to reported net income (loss) in the computation of earnings (loss) per share. Options to purchase shares of common stock of 0.9 million for the three and nine months ended September 30, 2004 and 1.2 million for the three and nine months ended September 30, 2003 were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of CNA Surety's common stock.

     The Company applies the intrinsic value method per Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations, in accounting for its plans as allowed for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation expense has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. The following table illustrates the effect on net income (loss) and earnings (loss) per share data if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation under the Company's stock-based compensation plan (amounts in thousands, except for per share data):

                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                -----------------------------        ------------------------------
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                                   2004               2003              2004               2003
                                                                ----------         ----------        ----------         -----------
Net income (loss)........................................       $   10,974         $  (47,419)       $   27,533         $  (24,747)
Less: Total stock based compensation cost determined
  under the fair value method, net of tax................             (159)                59              (390)              (118)
                                                                ----------         ----------        ----------         ----------
Pro forma net income (loss)..............................       $   10,815         $  (47,360)       $   27,143         $  (24,865)
                                                                ==========         ===========       ==========         ==========
Basic and diluted earnings (loss) per share, as reported.       $     0.26         $    (1.10)       $     0.64         $    (0.58)
                                                                ==========         ===========       ==========         ==========
Basic and diluted earnings (loss) per share, pro forma...       $     0.25         $    (1.10)       $     0.63         $    (0.58)
                                                                ==========         ===========       ==========         ==========

ACCOUNTING CHANGES

     In January of 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51" ("ARB No. 51") ("FIN No. 46"). In December of 2003, the FASB issued a revision to FIN No. 46 ("FIN No. 46R"), which superceded FIN No. 46 and further clarified the application of ARB No. 51. Per ARB No. 51, as a general rule, ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary is a condition pointing toward preparation of consolidated financial statements of the parent and its subsidiary. However, application of the majority voting interest requirement of ARB No. 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. FIN No. 46R clarifies the applicability of ARB No. 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires an entity to consolidate a variable interest entity ("VIE") in which it is the primary beneficiary even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

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

     In December of 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after September 30, 2004. The SFAS No. 132 revisions also include additional disclosure requirements for interim financial reports, beginning after December 15, 2003. The Company has implemented the interim disclosure requirements in these financial statements and will include annual benefit payment disclosures in all subsequent annual financial statements.

     In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash and/or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. The new guidance for determining whether impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued a FASB Staff Position ("FSP") on EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. As a result of the delay, during the three month period ended September 30, 2004, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary.

     The Company continues to evaluate the impact of this deferred accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities, including the potential impacts from any revisions to the original guidance issued. Adoption of this standard as originally issued may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and would likely also impact the recognition of investment income on impaired securities. Such an impact would likely increase earnings volatility in future periods. However, since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on equity.

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

2. INVESTMENTS

     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at September 30, 2004 and December 31, 2003, by investment category, were as follows (dollars in thousands):

                                                                                             GROSS UNREALIZED LOSSES
                                                               AMORTIZED       GROSS       ---------------------------     ESTIMATED
                                                                COST OR     UNREALIZED     LESS THAN 12   MORE THAN 12       FAIR
                    SEPTEMBER 30, 2004                           COST          GAINS          MONTHS         MONTHS          VALUE
                    ------------------                        ----------    ----------     ------------   ------------    ----------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
Government and agencies:
   U.S. Treasury.......................................       $  21,167      $    385        $     (1)       $    --      $  21,551
   U.S. Agencies.......................................           4,579            42             (11)           (55)         4,555
   Collateralized mortgage obligations.................          18,132           509             (74)            --         18,567
   Mortgage pass-through securities....................          59,001           329            (306)            --         59,024
Obligations of states and political subdivisions.......         387,535        24,370            (268)           (69)       411,568
Corporate bonds........................................         106,503         5,035            (190)            (2)       111,346
Non-agency collateralized mortgage obligations.........               4             1              --             --              5
Other asset-backed securities:
  Second mortgages/home equity loans...................          23,174           370              (2)            --         23,542
  Credit card receivables..............................           2,109             4              --             --          2,113
  Other................................................           8,727           465              --             --          9,192
Redeemable preferred stock.............................           5,356           709              --             --          6,065
                                                              ---------      --------        --------        -------      ---------
  Total fixed income securities........................         636,287        32,219            (852)          (126)       667,528
Equity securities......................................           3,059            93              --             --          3,152
                                                              ---------      --------        --------        -------      ---------
  Total................................................       $ 639,346      $ 32,312        $   (852)       $  (126)     $ 670,680
                                                              =========      ========        ========        =======      =========

                                                                                              GROSS UNREALIZED LOSSES
                                                               AMORTIZED       GROSS       ---------------------------     ESTIMATED
                                                                COST OR     UNREALIZED     LESS THAN 12   MORE THAN 12       FAIR
                     DECEMBER 31, 2003                           COST          GAINS          MONTHS         MONTHS          VALUE
                     -----------------                        ----------    ----------     ------------   ------------    ----------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
Government and agencies:
   U.S. Treasury.......................................       $  21,267      $    497         $   --          $  --       $  21,764
   U.S. Agencies.......................................           4,587            47            (99)            --           4,535
   Collateralized mortgage obligations.................           7,770           425             --             --           8,195
   Mortgage pass-through securities....................           7,607           386             --             --           7,993
Obligations of states and political subdivisions.......         376,961        25,604           (127)           (27)        402,411
Corporate bonds........................................          96,525         7,322            (45)            --         103,802
Non-agency collateralized mortgage obligations.........             749            --             --            (22)            727
Other asset-backed securities:
  Second mortgages/home equity loans...................           5,721           426             --             --           6,147
  Credit card receivables..............................           5,000            51             --             --           5,051
  Other................................................           4,619           192            (13)            --           4,798
Redeemable preferred stock.............................          13,395         1,238             --             --          14,633
                                                              ---------      --------         ------          -----       ---------
  Total fixed income securities........................         544,201        36,188           (284)           (49)        580,056
Equity securities......................................             992            69             --             --           1,061
                                                              ---------      --------         ------          -----       ---------
  Total................................................       $ 545,193      $ 36,257         $ (284)         $ (49)      $ 581,117
                                                              =========      ========         ======          =====       =========

     The Company's investment portfolio generally is managed to maximize after-tax investment return, while minimizing credit risk, with investments concentrated in high quality fixed income securities. CNA Surety's portfolio is managed to provide diversification by limiting exposures to any one industry, issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolio is structured to support CNA Surety's insurance underwriting operations and to consider the expected duration of liabilities and short-term cash needs. In achieving these goals, assets may be sold to take advantage of market conditions or other investment opportunities or regulatory, credit and tax considerations. These activities will produce realized gains and losses.

     CNA Surety classifies its fixed maturity securities and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any.

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

3. REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                                     ---------------------------------------------
                                                                                              2004                     2003
                                                                                     --------------------    ---------------------
                                                                                       WRITTEN     EARNED     WRITTEN     EARNED
                                                                                     ---------   ---------   ----------  ---------
Direct...........................................................................    $  71,225   $  64,802   $  52,623   $  44,192
Assumed..........................................................................       30,926      35,127      41,599      48,980
Ceded............................................................................      (15,734)    (16,861)    (12,084)    (15,440)
                                                                                     ---------   ---------   ---------   ---------
                                                                                     $  86,417   $  83,068   $  82,138   $  77,732
                                                                                     =========   =========   =========   =========

                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     ---------------------------------------------
                                                                                              2004                     2003
                                                                                     --------------------    ---------------------
                                                                                       WRITTEN     EARNED     WRITTEN     EARNED
                                                                                     ---------   ---------   ----------  ---------
Direct..........................................................................     $ 206,625   $ 171,955   $ 141,388   $ 119,707
Assumed.........................................................................        94,469     116,273     141,951     150,385
Ceded...........................................................................       (57,011)    (52,810)    (38,570)    (44,308)
                                                                                     ---------   ---------   ---------   ---------
                                                                                     $ 244,083   $ 235,418   $ 244,769   $ 225,784
                                                                                     =========   =========   =========   =========

     Assumed premiums primarily include all surety business written or renewed, net of reinsurance, by CCC and CIC, which is reinsured by Western Surety pursuant to reinsurance and related agreements.

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                                     ------------------------------------------
                                                                                             2004                    2003
                                                                                     --------------------    ------------------
                                                                                         $         RATIO        $        RATIO
                                                                                     ---------   --------    --------    ------
Gross losses and loss adjustment expenses.......................................     $   (6,177)   (6.2%) $   141,577    152.0%
Ceded amounts...................................................................         29,024   172.1%      (29,085)   188.4%
                                                                                     ----------           -----------
Net losses and loss adjustment expenses.........................................     $   22,847    27.5%  $   112,492    144.7%
                                                                                     ==========           ===========

                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     ------------------------------------------
                                                                                             2004                    2003
                                                                                     --------------------    ------------------
                                                                                         $         RATIO        $        RATIO
                                                                                     ---------   --------    --------    ------
Gross losses and loss adjustment expenses.......................................     $  44,133     15.3%     $213,496     79.0%
Ceded amounts...................................................................        20,552     38.9%      (62,163)   140.3%
                                                                                     ---------               --------
Net losses and loss adjustment expenses.........................................     $  64,685     27.5%     $151,333     67.0%
                                                                                     =========               ========

     During the three months ended September 30, 2004, the Company has reflected results of an independent actuarial review which indicated that gross reserves should be reduced by approximately $32 million, with a corresponding reduction in ceded reserves. This adjustment reflects changes in estimates of incurred-but-not-reported reserves for large losses and the associated estimate of reinsurance receivables. Although there is no impact to net losses and loss adjustment expenses, these actions did result in unusual fluctuations in the gross and ceded amounts shown above.

2004 THIRD PARTY REINSURANCE COMPARED TO 2003 THIRD PARTY REINSURANCE

     Effective January 1, 2004, CNA Surety entered into a new excess of loss treaty ("2004 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaces the $45 million excess of $15 million per principal coverage, as well as the $40 million excess of $60 million per principal and the $3 million excess of $12 million coverage that had been provided by CCC. The significant differences between the new excess of loss reinsurance program and the Company's 2003 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $110 million in 2003 to $157 million in 2004. The minimum annual premium for the 2004 excess of loss treaty is $49.2 million (net of expected return premium) compared to a total of $42.0 million of reinsurance premiums paid in 2003 (net of expected return premium) for the $45 million excess of $15 million, the $40 million excess of $60 million and the $3 million excess of $12 million treaties. The contract also includes an optional twelve-month extended discovery period, for an additional premium, which will provide coverage for losses discovered in 2005 on bonds that were in force during 2004, and somewhat less restrictive special acceptance provisions for larger contract accounts than those contained in the 2003 Excess of Loss Treaty.

     In addition to the one large contract principal (described later as the "large national contractor" on page 15) and the two commercial principals excluded (based upon class of business), the Company's reinsurers had excluded three other contract principals from the 2003 Excess of Loss Treaty, for a total of six excluded principals. The large national contractor and the two commercial principals remain excluded from the 2004 Excess of Loss Treaty. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $41 million and is currently rated B- by Standard and Poor's ("S&P"). This rating was increased from CCC+ during the current quarter due to significant recapitalization efforts by the principal. The bonded exposure will decline over the term of the bond that extends until 2007. The other is a foreign industrial enterprise that fulfilled its bonded obligations in the second quarter of 2004, so the Company no longer has any exposure.

     With respect to the three contract principals other than the large national contractor, two contract principals have completed asset sales and other reorganization efforts and have been accepted into the 2004 Excess of Loss Treaty. The Company received claims related to the third contract principal in 2003. The Company believes it is adequately reserved for any exposure related to this principal. The Company is currently not providing bonds to this contractor, so inclusion in the 2004 Excess of Loss Treaty was unnecessary.

RELATED PARTY REINSURANCE

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

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2004 and expires on December 31, 2004 and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of September 30, 2004.

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

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through September 30, 2004.

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

     The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of September 30, 2004, the Company had billed and received $54.9 million under the Stop Loss Contract, of which $29.9 million was received in 2004.

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

     Effective October 1, 2003, the Company entered into a $3 million excess of $12 million contract with CCC. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12 million. This contract effectively lowered the Company's net retention per principal for the remainder of 2003 to $12 million plus a 5% co-participation in the $45 million layer of excess reinsurance with third party reinsurers. This contract was to expire on December 31, 2004.

     Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. Accordingly, the $40 million excess of $60 million contract with CCC was commuted effective January 1, 2004. As part of this commutation, the Company has received a commutation payment of $10.9 million from CCC. As of December 31, 2003 the full amount of the commutation payment had been recognized as a receivable. The Company and CCC entered into a new $40 million excess of $60 million reinsurance contract providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. This contract is effective from January 1, 2004 to December 31, 2004. The premium for this contract is $3.0 million plus an additional premium if a loss is ceded under this contract.

     The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expired on December 31, 2003. The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract is $6.0 million plus an additional premium if a loss is ceded under this contract.

     As of September 30, 2004 and December 31, 2003, CNA Surety had an insurance receivable balance from CCC and CIC of $19.5 million and $71.1 million. CNA Surety had no reinsurance payables to CCC and CIC as of September 30, 2004 and December 31, 2003.

LARGE NATIONAL CONTRACTOR

     The Company has provided significant surety bond protection guaranteeing projects undertaken by the large national contract principal that is excluded from the Company's third party reinsurance. The related party reinsurance available to the Company for this principal and the credit extended to the principal by affiliates of the Company are described below.

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

CNAF CREDIT FACILITY

     In December of 2002 and January of 2003, CNAF provided loans in an aggregate amount of approximately $45 million to the national contractor. The loans were provided by CNAF to help the contractor meet its liquidity needs. The loans are evidenced by demand notes and until replaced by the credit facility described below, accrue interest at 10%. In March of 2003, CNAF entered into a credit facility with the contractor under which CNAF has agreed to provide up to $86 million of loans to the contractor and certain of its subsidiaries, including the refinancing of the already advanced $45 million of credit described above. The credit facility matures in March of 2006. CNAF has been granted a security interest in substantially all of the assets of the contractor to secure borrowings under the new credit facility. Loews and CNAF have entered into a participation agreement, pursuant to which Loews has purchased a one-third participation share in CNAF's position in the credit facility, on a dollar-for-dollar basis, up to a maximum of $25 million, plus accrued interest. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and fees under the facility on a proportional basis with CNAF.

     In March of 2003, CNAF purchased the contractor's outstanding bank debt for $16.4 million. The contractor purchased the bank debt and retired it, with $11.4 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor's benefit. Letters of credit in the amount of $3 million are due to expire in August 2005. CNAF has also provided collateral for letters of credit issued by another bank for the contractor's benefit in the aggregate amount of $8 million. Any CNAF reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of September 30, 2004, CNAF had credit exposure of $61.1 million under the credit facility, net of participation by Loews, in the amount of $24.1 million, for total outstanding of $85.2 million.

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

     The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. While the Company believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations and for repayment of its borrowings, the contractor's failure to achieve its restructuring plan could have a material adverse effect on CNA Surety's results of operations, cash flow and capital. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, to be approximately $200 million. However, the related party reinsurance treaties discussed above would limit the Company's per principal exposure to approximately $60 million.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                               ------------------------------        ------------------------------
                                                                  2004               2003               2004               2003
                                                               -----------        -----------        -----------        -----------
Reserves at beginning of period:
Gross...................................................       $   412,367        $   277,210        $   413,539        $   303,433
Ceded reinsurance.......................................           160,419            116,456            158,357            137,301
                                                               -----------        -----------        -----------        -----------
  Net reserves at beginning of period...................           251,948            160,754            255,182            166,132
                                                               -----------        -----------        -----------        -----------
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period........            22,843             73,531             65,252            112,032
   Increase (decrease) in provision for insured events
   of prior periods.....................................                 4             38,961               (567)            39,301
                                                               -----------        -----------        -----------        -----------
   Total net incurred...................................            22,847            112,492             64,685            151,333
                                                               -----------        -----------        -----------        -----------
Net payments attributable to:
  Current period events.................................             1,320             19,753              2,814             19,020
  Prior period events...................................            23,012              7,039             66,590             51,991
                                                               -----------        -----------        -----------        -----------
   Total net payments...................................            24,332             26,792             69,404             71,011
                                                               -----------        -----------        -----------        -----------
Net reserves at end of period...........................           250,463            246,454            250,463            246,454
Ceded reinsurance at end of period......................           126,937            138,452            126,937            138,452
                                                               -----------        -----------        -----------        -----------
   Gross reserves at end of period......................       $   377,400        $   384,906        $   377,400        $   384,906
                                                               ===========        ===========        ===========        ===========

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of October 28, 2004, the Company has billed a total of $37.1 million to its reinsurers. Six reinsurers responsible for payment of 61% of the treaty proceeds either have paid their portions of the claim or have reached agreement with the Company and paid the Company to commute the entire reinsurance treaty under which the Enron claim was made. Pursuant to the treaty, the Company demanded and began arbitration proceedings against all the reinsurers that have not paid or commuted their treaties. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of September 30, 2004.

5. DEBT

     In May of 2004, the Company, through a wholly-owned trust, privately issued $30 million of preferred securities through two pooled transactions. These securities bear interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 337.5 basis points with a 30-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (the "Issuer Trust"). The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is $75.0 million, consisting of annual dividend payments of $1.5 million over 30 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of September 30, 2004 the interest rate on the junior subordinated debenture was 5.0863%

     On September 30, 2002, the Company refinanced $65.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility, as amended September 30, 2003, provides an aggregate of up to $50.0 million in borrowings divided between a revolving credit facility (the "Revolving Credit Facility") of $30.0 million and a term loan facility (the "Term Loan Facility") of $20.0 million. The Revolving Credit Facility matures on September 30, 2005. The Revolving Credit Facility may be increased from time to time by the amount of amortization under the Term Loan Facility up to an additional $10.0 million. Such increase is subject to consent by each bank participating in the Revolving Credit Facility, and will take place upon receipt by the banks of the respective installment payments under the Term Loan Facility.

     Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan Facility which fixed the previously floating interest rate. As a result, the current effective interest rate on the term loan as of September 30, 2004 was 2.77%.

     In June of 2004, the Company reduced the outstanding Revolving Credit Facility by $10.0 million using a portion of the proceeds from the Issuer Trust discussed above. In September of 2004, the Company increased the outstanding Revolving Credit Facility by $5.0 million. The Term Loan Facility balance was reduced by $20.0 million through September 30, 2004 according to scheduled amortization and payment schedules. Further amortization and payment of the Term Loan Facility will take place at $10.0 million per year, in equal semi-annual installments of $5.0 million on the following dates:

                    DATE                           AMORTIZATION       OUTSTANDING BALANCE
                    ----                           ------------       -------------------
March 31, 2005..............................        5,000,000              5,000,000
September 30, 2005..........................        5,000,000                     --

     The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, LIBOR plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at September 30, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan Facility was 0.625% at September 30, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of September 30, 2004, the weighted average interest rate was 3.283% on the $35.0 million of outstanding borrowings. As of December 31, 2003, the weighted average interest rate on the 2002 Credit Facility was 2.4% on the $50.0 million of outstanding borrowings.

     The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best Co. for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. Due to the net loss reported for the third quarter of 2003, the Company was in violation of the minimum fixed charge coverage test. The lenders granted the Company a waiver for this violation and amended the 2002 Credit Facility to replace the fixed charge coverage ratio requirement for the next three quarters with a minimum earnings requirement. At March 31, 2004, the Company was in violation of this minimum earnings requirement and received a waiver for this requirement in the second quarter of 2004. The Company is in compliance during the quarter ended September 30, 2004.

6. EMPLOYEE BENEFITS

     CNA Surety sponsors a tax deferred savings plan ("401(k) plan") covering substantially all of its employees. Prior to December 31, 1999, the Company matched 70% of the participating employee's contribution up to 6% of eligible compensation (4.2% maximum matching). Effective January 1, 2000, the Company match was increased to 100% of the participating employees' contribution up to 3% of eligible compensation and 50% of the participating employees' contribution between 3% and 6% of eligible compensation (4.5% maximum matching). Effective January 1, 2004, the Company implemented an additional basic contribution for eligible 401(k) plan participants of 3% (if under age 45) or 5% (if 45 or older) of eligible compensation. In addition, the Company may also make an annual discretionary performance contribution to the 401(k) plan, subject to the approval of the Company's Board of Directors. The discretionary performance contribution may be restricted by plan and regulatory limitations.

     CNA Surety established the CNA Surety Corporation Deferred Compensation Plan ("the Plan"), effective April 1, 2000. The Company established and maintains the Plan as an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees. The purpose of the Plan is to permit designated employees of the Company and participating affiliates to accumulate additional retirement income through a nonqualified deferred compensation plan that enables them to defer compensation to which they will become entitled in the future.

     Western Surety sponsors two postretirement benefit plans covering certain employees. One plan provides medical benefits, and the other plan provides sick leave termination payments. The postretirement health care plan is contributory and the sick leave plan is non-contributory. Western Surety uses a December 31 measurement date for both of its postretirement benefit plans.

     The plans' combined net periodic postretirement benefit cost for the three and nine months ended September 30, 2004 and 2003 included the following components (amounts in thousands):

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    -------------------------           -------------------------
                                                                     2004              2003              2004              2003
                                                                    -------           -------           -------           -------
Net periodic benefit cost:
  Service cost.............................................         $   38            $   64            $  112            $  146
  Interest cost............................................             84               110               254               253
  Prior service cost.......................................            (40)              (50)             (121)             (115)
  Recognized net actuarial (gain)                                       (1)               (3)               (3)               (6)
                                                                    ------            ------            ------            ------
  Net periodic benefit cost................................         $   81            $  121            $  242            $  278
                                                                    ======            ======            ======            ======

     The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2004. As of September 30, 2004, $0.1 million of contributions have been made to the postretirement benefit plans.

7. COMMITMENTS AND CONTINGENCIES

     At September 30, 2004, the estimated future minimum payments under operating leases were as follows: 2004 -- $0.4 million; 2005 -- $1.5 million; 2006 -- $1.4 million; 2007 -- $1.1 million; 2008 -- $1.0 million; and thereafter -- $3.7 million.

     The Company is party to various lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

8. SUBSEQUENT EVENT

     On October 27, 2004, the Company announced that it had tentatively agreed to sell all of its financial interest in United Kingdom ("UK") based DeMontfort Group, Ltd. to HCC Insurance Holdings, Inc. The agreement covers CNA Surety's 34% ownership in the common shares and certain preferred shares and indebtedness of the DeMontfort Group. The transaction is subject to execution of a definitive agreement and receipt of UK regulatory approvals. The Company expects to realize a gain on this transaction that may be material to the financial results in the quarter in which such sale is recorded, however the decision to sell the investment is not otherwise expected to have a material impact on the Company's ongoing operations or financial position.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following is a discussion and analysis of CNA Surety Corporation and its subsidiaries' (collectively, "CNA Surety" or the "Company") operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 and the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

EXPOSURE TO LOSS ON PRINCIPALS EXCLUDED FROM REINSURANCE PROGRAMS

     Beginning in 2002, the Company's reinsurers excluded certain accounts (for which the Company had continuing exposure from bonds written in prior years) from the reinsurance programs. For these accounts, the Company would retain up to $60 million of loss. Due to the improved financial condition of some of these accounts and the Company's efforts to have these accounts covered, two of these accounts are again covered under the Company's 2004 reinsurance program. However, the Company's reinsurance program for 2004 excludes three principals. Of these excluded principals, one is a domestic electric utility and one is a large national contractor. As of September 30, 2004, Management estimates that the Company's net exposure to these accounts would be $41 million and $60 million, respectively. The other is a foreign industrial enterprise that fulfilled its bonded obligations in the second quarter of 2004, so the Company no longer has any exposure. The foreign industrial enterprise and the electric utility are discussed on page 26, and the large national contractor is discussed in detail on page 27. As of September 30, 2004, no material loss event has occurred with respect to these three principals.

FINANCIAL STRENGTH RATINGS

     Surety bond principals and obligees often refer to the financial strength ratings assigned by A.M. Best Co. ("A.M. Best"), Standard and Poor's ("S&P") and other similar companies when they are choosing a surety company. Because the Company uses the underwriting capacity of Continental Casualty Company and its subsidiaries (collectively, "CCC") to serve larger accounts, the insurer financial strength rating of both the Company and CCC factor into customers' decisions. After reporting a significant operating loss in the third quarter of 2003, the Company's A.M. Best rating was lowered from A+ to A with a negative outlook. CCC also reported a significant operating loss in the third quarter of 2003, but A.M. Best affirmed CCC's rating of A with a negative outlook. Management believes that the current ratings are sufficient for the Company to conduct all aspects of its business. Management also believes that a one level reduction in ratings would have only a minimal impact on operations. A further decrease beyond one level would likely have a material adverse impact on the Company's ability to write business. Management believes that the likelihood of further ratings downgrades has been reduced by ongoing efforts to reduce large exposures, lower per principal retentions under the 2004 reinsurance program, the reduction in number of un-reinsured principals, and enhanced surplus and capital positions.

ECONOMIC CONDITIONS

     The Company's results are impacted by general corporate credit conditions, as well as by the condition of the public construction segment of the economy. Corporate credit default rates have improved from recent historically high levels and the amount of new public construction spending appears to be strong. An improvement in overall corporate default rates could be expected to have a favorable impact on the Company's loss costs. Strong public construction spending could be expected to benefit the Company's written premium production and loss costs. Changes in these factors could have a material impact on financial condition and results of operations. Management believes that the diversification of the Company's book of business, with approximately 40% of current written premium from products that are less sensitive to economic conditions, mitigates the impact of these economic factors.

BOND PREMIUM RATES

     The premium rates that the Company charges for its bonds have a direct impact on the amount of revenue generated and on the ratio of incurred losses to earned premium. Over the last several years, the Company has charged higher rates for its bonds, particularly in the large commercial and contract segments. These two segments demonstrated the greater rate need due to the emergence of increased loss frequency and severity as noted above. While the Company will continue to aggressively pursue rate increases where indicated, current competitive factors are pointing to a decreased ability to achieve the level of rate increases that have been obtained over the past several years.

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

     CNA Surety's Condensed Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $377.4 million and reinsurance receivables related to losses of $126.9 million as of September 30, 2004. While many factors impact these estimates, Management believes that past changes in the Company's business mix and reinsurance program along with increased corporate default rates were the primary drivers of the need to substantially increase reserve levels in 2003. Beginning in the late

1990's, the Company began writing more bonds for large corporate clients. Shortly thereafter, corporate default rates increased dramatically. These exposures proved to be more volatile than the Company's more traditional contract and small commercial surety products, and began resulting in a higher frequency of severe losses. As a result, the Company's reinsurers significantly increased rates, reduced the amount of coverage available to the Company and excluded certain accounts from the reinsurance program. For 2002, the Company's per principal retention increased from $5 million to $20 million. Although the Company reduced its per principal retention to $15 million for 2003, these higher retentions, at a time of continuing higher frequency of severe losses, further increased the volatility of results.

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

     Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings. For example, a 10% increase in the September 30, 2004 net estimate for unpaid losses and loss adjustment expenses would produce a charge to pre-tax earnings of approximately $25.0 million. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

     CNA Surety's Condensed Consolidated Balance Sheet as of September 30, 2004 includes goodwill and identified intangibles of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this and other acquisitions was generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

     A significant amount of judgment is required in performing goodwill impairment tests. Such tests are performed annually on October 1, or more frequently if events or changes indicate that the estimated fair value of CNA Surety's reporting units might be impaired. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value of goodwill is recorded as an impairment loss.

FORMATION OF CNA SURETY AND MERGER

     In December of 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corporation ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety"), Surety Bonding Company of America ("Surety Bonding"), and Universal Surety of America ("USA"), into CNA Surety Corporation. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation ("Loews") owns approximately 91% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC").

BUSINESS

     CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 34,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety, Surety Bonding, and USA. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and CIC, small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; and errors and omissions ("E&O") liability insurance. Western Surety is a licensed insurer in all 50 states, the District of Columbia and Puerto Rico. USA is licensed in 44 states and the District of Columbia. Surety Bonding is licensed in 28 states and the District of Columbia.

     The Company's corporate objective is to be the leading provider of surety and surety-related products in the United States and to be the surety of choice for its customers and independent agents and brokers.

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

      COMPARISON OF CNA SURETY RESULTS FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003

ANALYSIS OF NET INCOME

     Net income for the three months ended September 30, 2004 was $11.0 million, as compared to a net loss of $47.4 million for the same period in 2003. This increase is a result of higher net earned premium, higher net investment income, and the absence of material adverse claim developments which occurred during the third quarter of 2003.

     Net income for the nine months ended September 30, 2004 was $27.5 million, as compared to a net loss of $24.7 million for the same period in 2003. This increase reflects the absence of material adverse loss development which occurred during the third quarter of 2003, higher net earned premium, and higher net investment income, partially offset by higher underwriting expenses incurred in the first quarter of 2004 related to an accrual for policyholder dividends primarily related to premiums earned in 2002 and prior, and severance costs related to the re-organization of the Company's field office structure.

     The components of net income are discussed in the following sections.

RESULTS OF INSURANCE OPERATIONS

     Underwriting components for the Company for the three and nine months ended September 30, 2004 and 2003 are summarized in the following table (dollars in thousands):

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                     2004              2003              2004              2003
                                                                  ----------        ----------        ----------        ----------
Gross written premiums.....................................       $  102,151        $   94,222        $  301,094        $  283,339
                                                                  ==========        ==========        ==========        ==========
Net written premiums.......................................       $   86,417        $   82,138        $  244,083        $  244,769
                                                                  ==========        ==========        ==========        ==========
Net earned premiums........................................       $   83,068        $   77,732        $  235,418        $  225,784
                                                                  ==========        ==========        ==========        ==========
Net losses and loss adjustment expenses....................       $   22,847        $  112,492        $   64,685        $  151,333
                                                                  ==========        ==========        ==========        ==========
Net commissions, brokerage and other expenses..............       $   52,245        $   48,805        $  156,627        $  141,041
                                                                  ==========        ==========        ==========        ==========
Loss ratio.................................................             27.5%            144.7%             27.5%             67.0%
Expense ratio..............................................             62.9              62.8              66.5              62.5
                                                                  ----------        ----------        ----------        ----------
Combined ratio.............................................             90.4%            207.5%             94.0%            129.5%
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

     Gross written premiums are summarized in the following table (dollars in thousands):

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                     2004              2003              2004              2003
                                                                  ----------        ----------        ----------        ----------
Contract...................................................       $   61,610        $   56,863        $  172,807        $  157,651
Commercial.................................................           32,548            29,970           103,877           103,145
Fidelity and other.........................................            7,993             7,389            24,410            22,543
                                                                  ----------        ----------        ----------        ----------
                                                                  $  102,151        $   94,222        $  301,094        $  283,339
                                                                  ==========        ==========        ==========        ==========

     Gross written premiums increased 8.4%, or $7.9 million, for the three months ended September 30, 2004 as compared with the same period in 2003. This increase was primarily driven by a 8.6%, or $2.6 million, increase in gross written premiums for Commercial surety due to continued strong volume growth in small commercial products and a 8.3%, or $4.7 million, increase in gross written premiums for Contract surety due to improved rates.

     Gross written premiums increased 6.3%, or $17.8 million, for the nine months ended September 30, 2004 as compared with the same period in 2003. This increase was primarily driven by a 9.6%, or $15.1 million, increase in Contract surety as compared with the same period in 2003, due to improving rates. Commercial surety increased 0.7 percent, or $0.7 million, as a result of strong volume growth in small commercial products, offset by the Company's ongoing efforts to reduce aggregate exposures to large commercial accounts. The estimated impact of the Company's exposure reduction efforts to date represents approximately a $27 million reduction in annual premium, assuming an average rate per $1,000 of bond exposure of $3.46, or 35 basis points, and approximately $7.7 billion of bond exposure.

     Net written premiums are summarized in the following table (dollars in thousands):

                                                               THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                                    2004               2003              2004              2003
                                                               -------------        ----------      ------------      -------------
Contract...................................................       $   45,775        $   51,492        $  130,384        $  140,376
Commercial.................................................           33,015            23,602            90,375            82,873
Fidelity and other.........................................            7,627             7,044            23,324            21,520
                                                                  ----------        ----------        ----------        ----------
                                                                  $   86,417        $   82,138        $  244,083        $  244,769
                                                                  ==========        ==========        ==========        ==========

     Net written premiums increased 5.2%, or $4.3 million, for the three months ended September 30, 2004 as compared with the same period in 2003, driven by the increase in gross written premiums as described above, partially offset by increased ceded written premiums. Ceded written premiums increased $3.6 million for the three months ended September 30, 2004 as compared with the same period in 2003, reflecting the Company's decision to purchase additional reinsurance protection. Net written premiums increased 24.4%, or $5.8 million, for Commercial surety and 8.3%, or $0.6 million, for Fidelity and other products for the three months ended September 30, 2004 as compared with the same period in 2003. Net written premiums for Contract surety decreased 4.0%, or $2.1 million, for the three months ended September 30, 2004 as compared with the same period in 2003.

     For the nine months ended September 30, 2004, net written premiums decreased 0.3%, or $0.7 million, as compared with the same period in 2003, reflecting the Company's decision to purchase additional reinsurance protection as well as the timing of reinsurance premium payments. Net written premiums decreased 4.6%, or $6.3 million, for Contract surety for the nine months ended September 30, 2004 as compared with the same period in 2003. Net written premiums increased 4.6%, or $3.9 million, for Commercial surety and 8.3%, or $1.8 million, for Fidelity and other products for the nine months ended September 30, 2004 as compared with the same period in 2003.

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

2004 THIRD PARTY REINSURANCE COMPARED TO 2003 THIRD PARTY REINSURANCE

     Effective January 1, 2004, CNA Surety entered into a new excess of loss treaty ("2004 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaces the $45 million excess of $15 million per principal coverage, as well as the $40 million excess of $60 million per principal and the $3 million excess of $12 million coverage that had been provided by CCC. The significant differences between the new excess of loss reinsurance program and the Company's 2003 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $110 million in 2003 to $157 million in 2004. The minimum annual premium for the 2004 excess of loss treaty is $49.2 million (net of expected return premium) compared to a total of $42.0 million of reinsurance premiums paid in 2003 (net of expected return premium) for the $45 million excess of $15 million, the $40 million excess of $60 million and the $3 million excess of $12 million treaties. The contract also includes an optional twelve-month extended discovery period, for an additional premium, which will provide coverage for losses discovered in 2005 on bonds that were in force during 2004, and somewhat less restrictive special acceptance provisions for larger contract accounts than those contained in the 2003 Excess of Loss Treaty.

     In addition to the one large contract principal (described later as the large national contractor on Page 27) and the two commercial principals excluded (based upon class of business), the Company's reinsurers had excluded three other contract principals from the 2003 Excess of Loss Treaty, for a total of six excluded principals. The large national contractor and the two commercial principals remain excluded from the 2004 Excess of Loss Treaty. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $41 million and is currently rated B- by Standard and Poor's ("S&P"). This rating was increased from CCC+ during the current quarter due to significant recapitalization efforts by the principal. The bonded exposure will decline over the term of the bond that extends until 2007. The other is a foreign industrial enterprise that fulfilled its bonded obligations in the second quarter of 2004, so the Company no longer has any exposure.

     With respect to the three contract principals other than the large national contractor, two contract principals have completed asset sales and other reorganization efforts and have been accepted into the 2004 Excess of Loss Treaty. The Company received claims related to the third contract principal in 2003. The Company believes it is adequately reserved for any exposure related to this principal. The Company is currently not providing bonds to this contractor, so inclusion in the 2004 Excess of Loss Treaty was unnecessary.

RELATED PARTY REINSURANCE

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

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2004 and expires on December 31, 2004 and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries related to this agreement as of September 30, 2004.

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

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through September 30, 2004.

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

     The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of September 30, 2004, the Company had billed and received $54.9 million under the Stop Loss Contract, of which $29.9 million was received in 2004.

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

     Effective October 1, 2003, the Company entered into a $3 million excess of $12 million contract with CCC. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12 million. This contract effectively lowered the Company's net retention per principal for the remainder of 2003 to $12 million plus a 5% co-participation in the $45 million layer of excess reinsurance with third party reinsurers. This contract was to expire on December 31, 2004. Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty.

     Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. Accordingly, the $40 million excess of $60 million contract with CCC was commuted effective January 1, 2004. As part of this commutation, the Company has received a commutation payment of $10.9 million from CCC. As of December 31, 2003 the full amount of the commutation payment had been recognized as a receivable. The Company and CCC entered into a new $40 million excess of $60 million reinsurance contract providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. This contract is effective from January 1, 2004 to December 31, 2004. The premium for this contract is $3.0 million plus an additional premium if a loss is ceded under this contract.

     The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expired on December 31, 2003. The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract is $6.0 million plus an additional premium if a loss is ceded under this contract.

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

     In March of 2003, CNAF purchased the contractor's outstanding bank debt for $16.4 million. The contractor purchased the bank debt and retired it, with $11.4 million of the purchase price being funded under the new credit facility and $5 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNAF is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor's benefit. Letters of credit in the amount of $3 million are due to expire in August of 2005. CNAF has also provided collateral for letters of credit issued by another bank for the contractor's benefit in the aggregate amount of $8 million. Any CNAF reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNAF as draws upon the credit facility. As of September 30, 2004, CNAF had credit exposure of $61.1 million under the credit facility, net of participation by Loews, in the amount of $24.1 million, for a total outstanding of $85.2 million.

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

     The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. While the Company believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations and for repayment of its borrowings, the contractor's failure to achieve its restructuring plan could have a material adverse effect on CNA Surety's future results of operations, cash flow and capital. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, to be approximately $200 million. However, the related party reinsurance treaties discussed above should limit the Company's per principal exposure to approximately $60 million.

     NET LOSS RATIO

     The net loss ratio was 27.5% for the three months ended September 30, 2004 as compared with 144.7% for the same period in 2003 due to the absence of adverse loss development which occurred during the third quarter of 2003. This third quarter 2003 development included net adverse development on prior accident years of $39.0 million (primarily relating to accident years 2001 and 2002), and net reserve additions in the quarter of approximately $49.0 million for the current accident year due to material adverse loss severity on the Company's branch commercial and contract business. The net loss ratio for the three months ended September 30, 2004 included no loss development related to prior years.

     The net loss ratio was 27.5% for the nine months ended September 30, 2004 as compared with 67.0% for the same period in 2003. The decrease in the loss ratio reflects the absence of adverse loss development which occurred during the third quarter of 2003. The net loss ratio for the nine months ended September 30, 2004 included $0.6 million of net favorable loss development related to prior years.

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of October 28, 2004, the Company has billed a total of $37.1 million to its reinsurers. Six reinsurers responsible for payment of 61% of the treaty proceeds either have paid their portions of the claim or have reached agreement with the Company and have paid the Company to commute the entire reinsurance treaty under which the Enron claim was made. Pursuant to the treaty, the Company demanded and began arbitration proceedings against all the reinsurers that have not paid. Management believes none of the reinsurers have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of September 30, 2004.

EXPENSE RATIO

     The expense ratio was 62.9% for the three months ended September 30, 2004 as compared with 62.8% for the same period in 2003. The expense ratio was 66.5% for the nine months ended September 30, 2004 as compared with 62.5% for the same period in 2003. The expense ratio for the first nine months of 2004 was adversely impacted by the increase of the accrual for policyholder dividends and costs related to the initiative to simplify and streamline the field organization recorded in the first quarter of 2004.

EXPOSURE MANAGEMENT

     The Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company continues with various exposure management initiatives, particularly to reduce its risks on large commercial accounts. "Exposure" is defined as the face amount of the bond. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, by 36.7% in 2004 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                                             NUMBER OF ACCOUNTS             TOTAL EXPOSURE (DOLLARS IN BILLIONS)
                                                                    AS OF                                   AS OF
                                                      ------------------------------    -------------------------------------------
                                                        SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,          %
             COMMERCIAL ACCOUNT EXPOSURE                    2004            2003            2004            2003          REDUCTION
             ---------------------------              ---------------   ------------    -------------   ------------      ---------
$100 million and larger                                       2               7            $  0.3           $ 0.9          66.6%
$50 to $100 million                                           7               8               0.5             0.6          16.7%
$25 to $50 million                                           13              13               0.4             0.5          20.0%
$10 to $25 million                                           45              66               0.7             1.0          30.0%
                                                             --              --            ------           -----
Total                                                        67              94            $  1.9           $ 3.0          36.7%
                                                             ==              ==            ======           =====

     The company expects to continue to reduce its risks on large commercial accounts, but the rate of this reduction is expected to slow.

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

INVESTMENT INCOME

     Net investment income was $7.7 million for the three months ended September 30, 2004, as compared with $6.4 million for the same period in 2003 due to an increase in invested assets. The annualized pretax yields were 4.4% and 4.3% for the three months ended September 30, 2004 and 2003, respectively. The annualized after-tax yields were 3.6% and 3.6% for the three months ended September 30, 2004 and 2003. Net realized investment gains were $0.2 million for the three months ended September 30, 2004. There were minimal net realized investment gains in the third quarter of 2003.

     Net investment income was $22.1 million for the nine months ended September 30, 2004 as compared with $19.8 million for the same period in 2003. The increase reflects the impact of higher overall invested assets. The annualized pretax yields were 4.4% and 4.5% for the nine months ended September 30, 2004 and 2003. The annualized after-tax yield was 3.7% and 3.7% for the nine months ended September 30, 2004 and 2003, respectively. Net realized investment gains were $2.5 million for the nine months ended September 30, 2004 as compared with $1.8 million for the same period in 2003.

     The following summarizes net realized investment gains (losses) activity:

                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                                  -------------------------           ---------------------------
                                                                  2004               2003               2004               2003
                                                                  -----            --------           --------           --------
Gross realized investment gains.........................          $ 194            $      2           $  2,481           $  2,368
Gross realized investment losses........................              -                  (1)                (5)              (539)
                                                                  -----            --------           --------           --------
Net realized investment gains...........................          $ 194            $      1           $  2,476           $  1,829
                                                                  =====            ========           ========           ========

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

ANALYSIS OF OTHER OPERATIONS

     Interest expense increased by 78.5% for the three months ended September 30, 2004 as compared with the same period in 2003, due to the addition of $30.9 million of junior subordinated debentures discussed on page 31. Average debt outstanding was $66.1 million for the three months ended September 30, 2004 as compared with $55.2 million for the same period in 2003. The weighted average interest rate for the three months ended September 30, 2004 was 3.8% as compared with 2.3% for the same period in 2003.

     Interest expense increased by 28.1% for the nine months ended September 30, 2004 as compared with the same period in 2003. Average debt outstanding was $59.2 million for the nine months ended September 30, 2004 compared to $59.0 million in the same period in 2003. The weighted average interest rate for the nine months ended September 30, 2004 was 3.3% as compared with 2.4% for the same period in 2003.

INCOME TAXES

     Income tax expense was $4.2 million for the three months ended September 30, 2004 compared to an income tax benefit of $30.1 million for the same period in 2003. The effective income tax rates were 27.8% and 38.8% for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, the Company's income tax expense was $9.7 million compared to an income tax benefit of $21.4 million for the same period in 2003. The effective income tax rates were 26.0% and 46.4%, respectively. The decreases in the estimated effective tax rates for the three and nine months ended September 30, 2004 as compared with the same periods in 2003 primarily relate to increases in tax-exempt investment income as a proportion of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the liquidity requirements of CNA Surety will be met primarily with funds generated from its insurance operations. The principal sources of consolidated cash flows are premiums, investment income, and sales and maturities of investments. CNA Surety also may generate funds from additional borrowings under the credit facility described below. The primary cash flow uses are payments for claims, operating expenses, federal income taxes, and debt service. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At September 30, 2004, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $661.4 million of fixed income securities, $2.2 million of equities, $48.29 million of short-term investments, $1.1 million of other investments and $5.3 million of cash. At December 31, 2003, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $573.7 million of fixed income securities, $49.8 million of short-term investments, and $1.1 million of other investments and $2.0 million of cash.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At September 30, 2004, the parent company's invested assets consisted of $6.1 million of fixed income securities, $1.0 million of equity securities, $36.7 million of short-term investments and $3.3 million of cash. At December 31, 2003, the parent company's invested assets consisted of $6.3 million of fixed income securities, $1.1 million of equity securities, $14.1 million of short-term investments and $6.0 million of cash. At September 30, 2004 and December 31, 2003 respectively, parent company short-term investments and cash included $33.2 million and $7.3 million of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

     The Company's consolidated net cash flow provided by operating activities was $44.2 million for the three months ended September 30, 2004 compared to net cash flow provided by operating activities of $23.2 million for the comparable period in 2003.

     The Company's consolidated net cash flow provided by operating activities was $103.5 million for the nine months ended September 30, 2004 compared to net cash flow used by operating activities of $2.6 million for the comparable period in 2003. The increase in net cash flow provided by operating activities primarily relates to a reduction of insurance receivables and income tax refunds received in the current quarter ($18.0 million).

     In May of 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a 30-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (the "Issuer Trust"). The assets of the Issuer Trust consist of $30.9 million of junior subordinated debentures issued by the Company to the Issuer Trust. The subordinated debentures bear interest at a rate of LIBOR plus 337.5 basis points and mature in April of 2034. As of September 30, 2004 the interest rate on the junior subordinated debentures was 5.0863%. The proceeds from the debt issuance were used to reduce the outstanding balance of the Revolving Credit Facility by $10.0 million and to increase the statutory surplus of the Company's insurance subsidiaries by $20.0 million.

     On September 30, 2002, the Company refinanced $65 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility, as amended September 30, 2003, provides an aggregate of up to $50.0 million in borrowings divided between a revolving credit facility (the "Revolving Credit Facility") of $30.0 million and a term loan facility (the "Term Loan Facility") of $20.0 million. The Revolving Credit Facility matures on September 30, 2005. The Revolving Credit Facility may be increased from time to time by the amount of amortization under the Term Loan facility up to an additional $10.0 million. Such increase is subject to consent by each bank participating in the Revolving Credit Facility, and will take place upon receipt by the Banks of the respective installment payments under the Term Loan Facility.

     Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan Facility which fixed the previously floating interest rate. As a result, the effective interest rate on the term loan as of September 30, 2004 was 2.77%.

     In June of 2004, the Company reduced the outstanding Revolving Credit Facility by $10.0 million. In September of 2004, the Company increased the outstanding Revolving Credit Facility by $5.0 million. The Term Loan Facility balance was reduced by $20 million through September 30, 2004 according to the scheduled amortization and payment schedules. Further amortization and payment of the Term Loan Facility will take place at $10.0 million per year, in equal semi-annual installments of $5.0 million on the following dates:

                        DATE                              AMORTIZATION        OUTSTANDING BALANCE
                        ----                              ------------        --------------------
March 31, 2005......................................        5,000,000              5,000,000
September 30, 2005..................................        5,000,000                     --

     The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or nine months and is based on, among other rates, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at September 30, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan Facility was 0.625% at September 30, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of September 30, 2004, the weighted average interest rate was 3.28% on the $35.0 million of outstanding borrowings. As of December 31, 2003, the weighted average interest rate on the 2002 Credit Facility was 2.4% on the $50.0 million of outstanding borrowings.

     The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. Due to the net loss reported for the third quarter of 2003, the Company was in violation of the minimum fixed charge coverage test. The lenders granted the Company a waiver for this violation and amended the 2002 Credit Facility to replace the fixed charge coverage ratio requirement for the next three quarters with a minimum earnings requirement. At March 31, 2004, the Company was in violation of this minimum earnings requirement and received a waiver for this requirement in the second quarter of 2004. The Company is in compliance during the quarter ended September 30, 2004.

     A summary of the Company's commitments as of September 30, 2004 is presented in the following table (in millions):

                                                                                                    THERE-
                 SEPTEMBER 30, 2004                      2004    2005     2006     2007    2008      AFTER    TOTAL
                 ------------------                     ------  -------  ------   ------   -----    ------  -------
Debt (a).............................................   $  0.2  $  35.0  $   --   $   --   $  --    $ 30.5  $  65.7
Operating leases.....................................      0.4      1.5     1.4      1.1     1.0       3.7      9.1
Other long-term liabilities (b)......................      0.4      1.7     0.4      0.4     0.5       5.7      9.1
                                                        ------  -------  ------   ------   -----    ------  -------
Total................................................   $  0.8  $  38.2  $  1.8   $  1.5   $ 1.5    $ 40.1  $  83.9
                                                        ======  =======  ======   ======   =====    ======  =======

(a)  Does not include original issue discount of $0.5 million.

(b) Reflects post-employment obligations to former executives and unfunded post-retirement benefit plans.

     As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay operating expenses, meet debt service requirements, as well as to pay cash dividends. The payment of dividends by the insurance subsidiaries is subject to varying degrees of supervision by the insurance regulatory authorities in South Dakota and Texas. In South Dakota, where Western Surety and Surety Bonding are domiciled, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. In Texas, where USA is domiciled, an insurance company may only declare or pay dividends to stockholders from the insurer's earned surplus. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of

(i) 10% of the insurer's surplus to policyholders or (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the appropriate insurance department prior to payment.

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2004 is based on statutory surplus and income at and for the year ended December 31, 2003. Without prior regulatory approval, CNA Surety's insurance subsidiaries may pay stockholder dividends of $19.0 million in the aggregate in 2004. CNA Surety did not receive a dividend from its insurance subsidiaries during the first nine months of 2004 and received a dividend of $28 million during the first nine months of 2003.

     Combined statutory surplus totaled $235.3 million at September 30, 2004, resulting in a net written premium to statutory surplus ratio of 1.4 to 1. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2004 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $145.0 million at Western Surety. This surplus constraint may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by (or refunds received from) the Internal Revenue Service ("IRS"). CNA Surety distributed tax payments of $12.5 million to and received $7.4 million from its subsidiaries for the nine months ended September 30, 2004 and 2003, respectively.

     Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2003 through June 30, 2004, the underwriting limitations of Western Surety and Surety Bonding were $21.9 million and $0.5 million. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of Western Surety and Surety Bonding are $18.5 million and $0.6 million. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of CCC and its affiliates totaled $591.1 million. CNA Surety Management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

     Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety Management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present capital needs.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at September 30, 2004 and December 31, 2003, by investment category were as follows (dollars in thousands):

                                                                                              GROSS UNREALIZED LOSSES
                                                               AMORTIZED       GROSS       ---------------------------    ESTIMATED
                                                                COST OR     UNREALIZED     LESS THAN 12   MORE THAN 12      FAIR
                    SEPTEMBER 30, 2004                           COST          GAINS          MONTHS         MONTHS         VALUE
                    ------------------                      ------------    ----------     ------------   ------------    ----------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
Government and agencies:
   U.S. Treasury.......................................       $  21,167      $    385        $     (1)       $    --      $  21,551
   U.S. Agencies.......................................           4,579            42             (11)           (55)         4,555
   Collateralized mortgage obligations.................          18,132           509             (74)            --         18,567
   Mortgage pass-through securities....................          59,001           329            (306)            --         59,024
Obligations of states and political subdivisions.......         387,535        24,370            (268)           (69)       411,568
Corporate bonds........................................         106,503         5,035            (190)            (2)       111,346
Non-agency collateralized mortgage obligations.........               4             1              --             --              5
Other asset-backed securities:
  Second mortgages/home equity loans...................          23,174           370              (2)            --         23,542
  Credit card receivables..............................           2,109             4              --             --          2,113
  Other................................................           8,727           465              --             --          9,192
Redeemable preferred stock.............................           5,356           709              --             --          6,065
                                                              ---------      --------        --------        -------      ---------
  Total fixed income securities........................         636,287        32,219            (852)          (126)       667,528
Equity securities......................................           3,059            93              --             --          3,152
                                                              ---------      --------        --------        -------      ---------
  Total................................................       $ 639,346      $ 32,312        $   (852)       $  (126)     $ 670,680
                                                              =========      ========        ========        =======      =========

                                                                                              GROSS UNREALIZED LOSSES
                                                               AMORTIZED       GROSS       ---------------------------    ESTIMATED
                                                                COST OR     UNREALIZED     LESS THAN 12   MORE THAN 12      FAIR
                     DECEMBER 31, 2003                           COST          GAINS          MONTHS         MONTHS         VALUE
                     -----------------                        ----------    ----------     ------------   ------------    ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
Government and agencies:
   U.S. Treasury.........................................     $  21,267      $    497         $   --          $  --       $   21,764
   U.S. Agencies.........................................         4,587            47            (99)            --            4,535
   Collateralized mortgage obligations...................         7,770           425             --             --            8,195
   Mortgage pass-through securities......................         7,607           386             --             --            7,993
Obligations of states and political subdivisions.........       376,961        25,604           (127)           (27)         402,411
Corporate bonds..........................................        96,525         7,322            (45)            --          103,802
Non-agency collateralized mortgage obligations...........           749            --             --            (22)             727
Other asset-backed securities:
  Second mortgages/home equity loans.....................         5,721           426             --             --            6,147
  Credit card receivables................................         5,000            51             --             --            5,051
  Other..................................................         4,619           192            (13)            --            4,798
Redeemable preferred stock...............................        13,395         1,238             --             --           14,633
                                                              ---------      --------         ------          -----       ----------
  Total fixed income securities..........................       544,201        36,188           (284)           (49)         580,056
Equity securities........................................           992            69             --             --            1,061
                                                              ---------      --------         ------          -----       ----------
  Total..................................................     $ 545,193      $ 36,257         $ (284)         $ (49)      $  581,117
                                                              =========      ========         ======          =====       ==========

     The following table summarizes for fixed maturities in an unrealized loss position at September 30, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

                                                                                      SEPTEMBER 30, 2004
                                                                                                    GROSS
                                                                                    ESTIMATED    UNREALIZED
                              UNREALIZED LOSS AGING                                FAIR VALUE       LOSS
                              ---------------------                                -----------   -----------
Fixed maturity securities:
  Investment grade:
   0-12 months..................................................................   $   89,380     $    852
   Greater than 12 months.......................................................        5,510          126
                                                                                   ----------     --------
  Total investment grade........................................................   $   94,890     $    978
                                                                                   ----------     --------

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

     For the three and nine months ended September 30, 2004 and for the year ended December 31, 2003, the Company had no other-than-temporary impairments.

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

     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of September 30, 2004. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

                                                                                                  ESTIMATED            HYPOTHETICAL
                                                                             HYPOTHETICAL        FAIR VALUE             PERCENTAGE
                                                                               CHANGE IN            AFTER                INCREASE
                                                           FAIR VALUE AT     INTEREST RATE      HYPOTHETICAL           (DECREASE) IN
                                                           SEPTEMBER 30,       (BP=BASIS          CHANGE IN            STOCKHOLDERS'
                (DOLLARS IN THOUSANDS)                         2004             POINTS)         INTEREST RATE             EQUITY
                ----------------------                    --------------  ----------------      -------------          -------------
Fixed Income Securities:
  U.S. Government and government agencies and
   authorities.......................................     $      103,697  200 bp increase       $    91,925                (1.8)%
                                                                          100 bp increase            97,920                (0.9)
                                                                          100 bp decrease           108,821                 0.8
                                                                          200 bp decrease           113,427                 1.5
  States, municipalities and political subdivisions..            411,568  200 bp increase           361,362                (7.5)
                                                                          100 bp increase           386,132                (3.8)
                                                                          100 bp decrease           437,654                 3.9
                                                                          200 bp decrease           465,301                 8.0
  Corporate bonds and all other......................            152,263  200 bp increase           138,536                (2.1)
                                                          --------------
                                                                          100 bp increase           145,078                (1.1)
                                                                          100 bp decrease           159,851                 1.1
                                                                          200 bp decrease           168,223                 2.4
    Total fixed income securities....................     $      667,528  200 bp increase           591,823               (11.3)
                                                          ==============
                                                                          100 bp increase           629,130                (5.7)
                                                                          100 bp decrease           706,326                 5.8
                                                                          200 bp decrease           746,951                11.9

                                                                                                ESTIMATED             HYPOTHETICAL
                                                                           HYPOTHETICAL        FAIR VALUE              PERCENTAGE
                                                                             CHANGE IN           AFTER                 INCREASE
                                                           FAIR VALUE AT   INTEREST RATE      HYPOTHETICAL            (DECREASE) IN
                                                           DECEMBER 31,      (BP=BASIS          CHANGE IN             STOCKHOLDERS'
                (DOLLARS IN THOUSANDS)                         2003           POINTS)         INTEREST RATE              EQUITY
                ----------------------                    --------------  ---------------     -------------           -------------
Fixed Income Securities:
  U.S. Government and government agencies and
   authorities......................................      $       42,487  200 bp increase      $   37,563                  (0.8)%
                                                                          100 bp increase          40,119                  (0.4)
                                                                          100 bp decrease          44,471                   0.3
                                                                          200 bp decrease          46,343                   0.6
  States, municipalities and political subdivisions.             402,411  200 bp increase         349,291                  (8.4)
                                                                          100 bp increase         375,189                  (4.3)
                                                                          100 bp decrease         430,247                   4.4
                                                                          200 bp decrease         459,412                   9.0
  Corporate bonds and all other.....................             135,158  200 bp increase         124,301                  (1.7)
                                                          --------------
                                                                          100 bp increase         129,346                  (0.9)
                                                                          100 bp decrease         140,486                   0.8
                                                                          200 bp decrease         146,629                   1.8
    Total fixed income securities...................      $      580,056  200 bp increase         511,155                 (10.9)
                                                          ==============
                                                                          100 bp increase         544,654                  (5.6)
                                                                          100 bp decrease         615,204                   5.6
                                                                          200 bp decrease         652,384                  11.5

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

     32(1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

     32(2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

(b) Reports on Form 8-K:

     August 2, 2004; CNA Surety Corporation Press Release issued on August 2, 2004.

     August 10, 2004; CNA Surety Corporation Press Release issued on August 10, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

    CNA SURETY CORPORATION (Registrant)

    /s/ John F. Welch
    ---------------------------------------
    John F. Welch
    President and Chief Executive Officer

    /s/ John F. Corcoran
    ----------------------------------------
    John F. Corcoran
    Vice President and Chief Financial Officer

Date: November 1, 2004

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

32(1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer.

32(2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer.