Form 10-K
period 2004-12-31
CNA SURETY CORP
filed 2005-03-01
CIK 1044566

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

           Securities registered pursuant to Section 12(g)of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)
                            ------------------------
    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

    The aggregate market value of voting stock held by non-affiliates was $209.0 million based upon the closing price of $13.33 per share on February 22, 2005, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

    At February 22, 2005, 43,104,070 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the CNA Surety Corporation Proxy Statement prepared for the 2005 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
 Item 1.           Business....................................................      2
                     General...................................................      2
                     Formation of CNA Surety and Merger........................      2
                     Description of Business...................................      2
                     Financial Strength Ratings................................      2
                     Product Information.......................................      3
                     Marketing.................................................      5
                     Underwriting..............................................      6
                     Competition...............................................      7
                     Reinsurance...............................................      7
                     Reserves for Unpaid Losses and Loss Adjustment Expenses...      7
                     Claims....................................................      9
                     Environmental Claims......................................     10
                     Regulation................................................     10
                     Investments...............................................     11
                     Employees.................................................     11
                     Availability of SEC Reports...............................     12
 Item 2.           Properties..................................................     12
 Item 3.           Legal Proceedings...........................................     12
 Item 4.           Submission of Matters to a Vote of Security Holders.........     12
PART II
 Item 5.           Market for the Registrant's Common Stock and Related
                   Stockholder Matters and Issuer Purchases of Equity
                   Securities..................................................     13
 Item 6.           Selected Financial Data.....................................     14
 Item 7.           Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     15
 Item 7A.          Quantitative and Qualitative Discussions About Market
                   Risk........................................................     40
 Item 8.           Financial Statements and Supplementary Data.................     42
 Item 9.           Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................     79
 Item 9A.          Controls and Procedures.....................................     79
 Item 9B.          Other Information...........................................     79
PART III
 Item 10.          Directors and Executive Officers of the Registrant..........     79
 Item 11.          Executive Compensation......................................     79
 Item 12.          Security Ownership of Certain Beneficial Owners and
                   Management..................................................     79
 Item 13.          Certain Relationships and Related Transactions..............     79
 Item 14.          Principal Accounting Fees and Services......................     79
PART IV
 Item 15.          Exhibits, Financial Statement Schedules.....................     80

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                    PART I.

ITEM 1. BUSINESS

GENERAL

     CNA Surety Corporation ("CNA Surety" or "Company") is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation with Capsure Holdings Corp.'s ("Capsure") insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with approximately a 9.2% market share (based upon 2003 Surety Association of America ("SAA") written premium data). Its wide selection of surety products range from very small commercial bonds to large contract bonds.

FORMATION OF CNA SURETY AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety"), Surety Bonding Company of America ("Surety Bonding") and Universal Surety of America ("USA"), into CNA Surety. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation ("Loews") owns approximately 91% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations.

DESCRIPTION OF BUSINESS

     The Company's corporate objective is to be the leading provider of surety and surety-related products in North America and to be the surety of choice for its customers and independent agents and brokers. CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 34,000 independent agencies. CNA Surety's principal insurance subsidiaries are Western Surety and Surety Bonding. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and CIC, small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; and errors and omissions ("E&O") liability insurance. Western Surety is a licensed insurer in all 50 states, the District of Columbia and Puerto Rico. Surety Bonding is licensed in 28 states and the District of Columbia. USA is licensed in 44 states and the District of Columbia.

FINANCIAL STRENGTH RATINGS

     A.M. BEST COMPANY, INC.

     Western Surety is currently rated A (Excellent) with a negative rating outlook, by A.M. Best Company, Inc. ("A.M. Best"). An A (Excellent) rating is assigned to those companies which A.M. Best believes have an excellent ability to meet their ongoing obligations to policyholders. A (Excellent) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. The rating outlook indicates the potential direction of a company's rating for an intermediate period, generally defined as the next 12 to 36 months. Through intercompany reinsurance and related agreements, CNA Surety's customers have access to CCC's broader underwriting capacity. CCC is currently rated A (Excellent) with a negative outlook by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest.

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

PRODUCT INFORMATION

     According to the SAA industry estimates for 2000, approximately 75% of the United States surety market is represented by bonds required by federal statutes, state laws, and local ordinances. These bonding requirements range from federal construction projects, where the contractor is required to post performance and payment bonds which guarantee performance of contracts to the government as well as payment of bills to subcontractors and suppliers, to license and permit bonds which guarantee compliance with legal requirements for business operations.

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

     The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years (amounts in thousands, except average bond amounts):

                                                 GROSS WRITTEN PREMIUMS
                                 ------------------------------------------------------
                                            % OF               % OF               % OF
                                   2004     TOTAL     2003     TOTAL     2002     TOTAL
                                 --------   -----   --------   -----   --------   -----
Contract.......................  $221,577    56.9%  $208,472    56.1%  $197,875    55.0%
Commercial:
  License and permit...........    81,502    20.9     83,554    22.5     85,787    23.9
  Judicial and fiduciary.......    22,590     5.8     24,075     6.5     25,358     7.0
  Public official..............    23,911     6.1     21,330     5.7     18,861     5.2
  Other........................     7,890     2.1      4,774     1.3      4,033     1.1
                                 --------   -----   --------   -----   --------   -----
Total commercial...............   135,893    34.9    133,733    36.0    134,039    37.2
Fidelity and other.............    31,947     8.2     29,170     7.9     27,978     7.8
                                 --------   -----   --------   -----   --------   -----
                                 $389,417   100.0%  $371,375   100.0%  $359,892   100.0%
                                 ========   =====   ========   =====   ========   =====
Domestic.......................  $381,655    98.0%  $363,290    97.8%  $348,010    96.7%
International..................     7,762     2.0      8,085     2.2     11,882     3.3
                                 --------   -----   --------   -----   --------   -----
                                 $389,417   100.0%  $371,375   100.0%  $359,892   100.0%
                                 ========   =====   ========   =====   ========   =====

                                                  NET WRITTEN PREMIUMS
                                 ------------------------------------------------------
                                            % OF               % OF               % OF
                                   2004     TOTAL     2003     TOTAL     2002     TOTAL
                                 --------   -----   --------   -----   --------   -----
Contract.......................  $172,274    54.1%  $184,449    57.8%  $172,633    56.3%
Commercial.....................   115,454    36.3    106,899    33.5    107,290    35.0
Fidelity and other.............    30,556     9.6     27,862     8.7     26,731     8.7
                                 --------   -----   --------   -----   --------   -----
                                 $318,284   100.0%  $319,210   100.0%  $306,654   100.0%
                                 ========   =====   ========   =====   ========   =====
Domestic.......................  $311,620    97.9%  $311,125    97.5%  $297,385    97.0%
International..................     6,664     2.1      8,085     2.5      9,269     3.0
                                 --------   -----   --------   -----   --------   -----
                                 $318,284   100.0%  $319,210   100.0%  $306,654   100.0%
                                 ========   =====   ========   =====   ========   =====

                                               DOMESTIC BONDS/POLICIES IN FORCE
                                       ------------------------------------------------
                                                % OF             % OF             % OF
                                        2004    TOTAL    2003    TOTAL    2002    TOTAL
                                       ------   -----   ------   -----   ------   -----
Contract.............................  $   33     1.4%  $   36     1.6%  $   39     1.8%
Commercial...........................   1,803    73.8    1,723    74.6    1,611    74.7
Fidelity and other...................     606    24.8      550    23.8      507    23.5
                                       ------   -----   ------   -----   ------   -----
                                       $2,442   100.0%  $2,310   100.0%  $2,157   100.0%
                                       ======   =====   ======   =====   ======   =====

                                                       AVERAGE BOND PENALTY/POLICY LIMIT(1)
                                                       ------------------------------------
                                                          2004         2003         2002
                                                       ----------   ----------   ----------
Contract.............................................   $923,981     $834,798     $905,896
Commercial...........................................   $ 14,673     $ 15,235     $ 19,493
Fidelity and other...................................   $ 19,245     $ 17,660     $ 11,152

-------------------------

(1) The average bond penalty is a measure of the average limit of liability associated with bonds in force at each reporting period.

     In 2004, no individual agency generated more than 1.7% of aggregate gross written premiums. Approximately $68.1 million, or 17.5%, of gross written premiums were generated from national insurance brokers in 2004 with the single largest national broker production comprising $18.5 million, or 4.7%, of gross written premiums.

MARKETING

     The Company principally markets its products in all 50 states, as well as the District of Columbia and Puerto Rico. Its products are marketed primarily through independent producers, including multi-line agents and brokers such as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CNA Surety enjoys broad national distribution of its products, which are marketed through approximately 34,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. In addition, the Company employs 41 full-time salaried marketing representatives and 5 telemarketing representatives to continually service its vast producer network. Relationships with these independent producers are maintained through the Company's 35 local branch offices.

     The following table sets forth the distribution of the domestic business of CNA Surety, by state based upon gross written premiums in each of the last three years:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
Gross Written Premiums by State:
  California................................................   10.4%     9.9%    10.8%
  Texas.....................................................    8.8      9.8     12.6
  Florida...................................................    6.6      6.6      7.0
  Illinois..................................................    4.6      4.7      2.8
  New York..................................................    4.0      4.6      4.9
  Pennsylvania..............................................    3.1      3.0      4.5
  Virginia..................................................    3.0      2.3      2.5
  Georgia...................................................    3.0      2.7      4.3
  Michigan..................................................    2.7      3.0      3.3
  Massachusetts.............................................    2.7      2.7      3.2
  All Other.................................................   51.1     50.7     44.1
                                                              -----    -----    -----
     Total..................................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

     Contract Surety

     With respect to standard contract surety, the core target customers for the Company are contractors with less than $50 million in contracted work in progress. This segment is comprised of small contractors (less than $5 million in work in progress), medium contractors ($5-$30 million) and the lower end of the large contractors (greater than $30 million). These small and medium contractors, as a group, represent a significant portion of the United States construction market. The Company's marketing emphasis continues to be on small and medium contractors, however the Company does have exposure to larger contractors. These exposures are measured in terms of bonded backlog which is an indication of the Company's exposure in event of default before indemnification and salvage and subrogation recoveries. At December 31, 2004, the Company has 13 accounts each with a bonded backlog in excess of $150 million and 14 accounts each with a bonded backlog between $100 million and $150 million. The Company actively monitors both the number of these large accounts and the exposure on each account through a variety of underwriting methods. Some of these accounts are maintained on a "co-surety" or joint insurer basis with other sureties in order to manage aggregate exposure.

     The Company also fulfills the bond requirements of select small and emerging specialty contractors. For example, CNA Surety participates in the non-standard contract surety market through the federal government's Small Business Administration ("SBA") surety bond guarantee programs. Through these programs, the SBA assumes 70% to 90% of the coverage in exchange for 10% to 30% of the premium.

     Commercial Surety

     A large portion of the commercial surety market is comprised of small obligations that are routine in nature and require minimal underwriting. Customers are focused principally on prompt and efficient service. These small transactional bonds represent approximately 76% of the Company's commercial gross written premiums and 33% of the Company's total gross written premium.

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

     CNA Surety also maintains a specific underwriting staff in Chicago dedicated to middle market and "Fortune 1000" accounts. The Company's large commercial account business is estimated to represent approximately 24% of the Company's commercial gross written premiums and 10% of the Company's total gross written premium.

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

COMPETITION

     The surety and fidelity market is highly competitive. According to 2003 data from the SAA, the U.S. market aggregates approximately $5.0 billion in direct written premiums, comprised of approximately $3.7 billion in surety premiums and approximately $1.3 billion in fidelity premiums. The large diversified insurance companies hold the largest market shares. For example, the 20 largest surety companies account for approximately 79% of the domestic surety market and 97% of the domestic fidelity market. In 2003, CNA Surety was the third largest surety provider with a 9.2% market share.

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

REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not ordinarily relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance contracts. The Company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk and establishes allowances for uncollectible amounts when indicated. At December 31, 2004 the Company holds approximately $1.6 million of Letters of Credit as collateral for reinsurance receivables.

     The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. The Company's reinsurance coverage is provided by third party reinsurers and related parties. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the Notes to the Consolidated Financial Statements, Reinsurance, for further discussion.

     CNA Surety's largest reinsurance receivable from an affiliate, CCC, an A rated company by A.M. Best, was approximately $5.4 million and $52.7 million at December 31, 2004 and 2003, respectively.

     In addition, due to the nature of the reinsurance products available to the Company and other sureties, reinsurers may cover principals for whom the Company writes surety bonds in one year, but then exclude or provide only limited reinsurance for these same principals in subsequent years. As a result, the Company may continue to have exposure to these principals with limited or no reinsurance for bonds written during years that the Company had reinsurance covering these principals.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company retains an independent actuarial firm of national standing to perform periodic actuarial analysis of the Company's loss reserves. This analysis is based on a variety of techniques that involve detailed statistical analysis of past reporting, settlement activity, and salvage and subrogation activity, as well as claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience or industry experience. Techniques may vary depending on the type of claim being estimated. While techniques may vary, each employs significant judgments and assumptions. The independent actuarial firm provides annually actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of the Company's principal insurance subsidiaries.

     The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred-but-not-reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries, exclusive of reinsurance recoveries which are reported as an asset. These estimates are determined based on the Company's and surety industry loss experience as well as consideration of current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in operating income in the period in which such changes are determined to be needed.

     A table is included in Note 7 of the Notes to the Consolidated Financial Statements, Reserves for Loss and Loss Adjustment Expenses, that presents the activity in the reserves for unpaid losses and loss adjustment expenses for the Company and is incorporated herein by reference. This table highlights the impact of revisions to the estimated liability established in prior years.

     The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting practices ("SAP") as of December 31, 2004 (dollars in thousands):

Net reserves at end of year, GAAP basis.....................   $ 246,556
Ceded reinsurance, net of salvage and subrogation...........     116,831
                                                               ---------
Gross reserves at end of year, GAAP basis...................     363,387
Estimated reinsurance recoverable netted against gross
  reserves for SAP..........................................    (116,831)
Net reserves on retroactive reinsurance assumed.............     (10,492)
                                                               ---------
Net reserves at end of year, SAP basis......................   $ 236,064
                                                               =========

     The following loss reserve development table illustrates the change over time of reserves established for the Company's estimated losses and loss adjustment expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section shows re-estimates of the original recorded reserve as of the end of each successive year which is the result of management's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

     The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The loss reserve development table reflects, on a pro forma basis, the reserves of the CCC Surety Operations and Capsure since 1994 and CIC since its acquisition in May of 1995. Such historical development is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety or of future operating results.

                                                                 AS OF DECEMBER 31,
                                ------------------------------------------------------------------------------------
                                 1994       1995       1996       1997       1998       1999       2000       2001
                                -------   --------   --------   --------   --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Gross reserves for losses and
 loss adjustment expenses.....  $75,298   $153,843   $142,282   $130,381   $150,020   $157,933   $204,457   $315,811
Originally reported ceded
 recoverable..................    4,900      5,932      5,218      7,656      7,986     20,464     70,159    166,318
                                -------   --------   --------   --------   --------   --------   --------   --------
Net reserves for losses and
 loss adjustment expenses.....   70,398    147,911    137,064    122,725    142,034    137,469    134,298    149,493
                                =======   ========   ========   ========   ========   ========   ========   ========
Net Paid (Cumulative) as of:
 One year later...............   12,018     42,552      9,866     19,595     32,428     35,825     44,763     64,832
 Two years later..............   18,149     43,179     20,171     30,775     52,524     47,795     75,825     98,885
 Three years later............   21,229     46,782     25,206     43,999     58,421     73,341     87,011    117,396
 Four years later.............   22,313     48,960     32,918     47,144     67,451     81,788     93,154         --
 Five years later.............   24,776     56,891     35,214     51,742     71,352     86,539         --         --
 Six years later..............   24,102     54,724     38,371     54,659     74,462         --         --         --
 Seven years later............   22,167     57,275     41,058     57,211         --         --         --         --
 Eight years later............   23,212     59,153     43,525         --         --         --         --         --
 Nine years later.............   24,726     61,365         --         --         --         --         --         --
 Ten years later..............   27,126         --         --         --         --         --         --         --
Net Reserves re-estimated as
 of:
 End of initial year..........   70,398    147,911    137,064    122,725    142,034    137,469    134,298    149,493
 One year later...............   51,471    132,267     96,178    118,373    128,949    130,376    139,110    155,673
 Two years later..............   44,135    103,466     90,796    102,304    114,605    128,134    140,094    182,812
 Three years later............   38,829    101,745     77,086     87,321    110,462    130,280    132,504    169,340
 Four years later.............   38,628     89,348     62,217     86,271    113,748    122,469    120,051         --
 Five years later.............   31,362     77,477     60,882     86,320    105,797    110,055         --         --
 Six years later..............   27,327     72,879     61,443     79,029     93,768         --         --         --
 Seven years later............   24,497     73,428     57,375     69,923         --         --         --         --
 Eight years later............   25,024     71,844     51,857         --         --         --         --         --
 Nine years later.............   33,302     68,321         --         --         --         --         --         --
 Ten years later..............   33,480         --         --         --         --         --         --         --
                                =======   ========   ========   ========   ========   ========   ========   ========
Total net (deficiency)
 redundancy...................  $36,918   $ 79,590   $ 85,207   $ 52,802   $ 48,266   $ 27,414   $ 14,247   $(19,847)
                                =======   ========   ========   ========   ========   ========   ========   ========
Cumulative redundancy
 (deficiency) as a percentage
 of original estimate.........    52.4%      53.8%      62.2%      43.0%      34.0%      19.9%      10.6%    (13.3)%
                                =======   ========   ========   ========   ========   ========   ========   ========
Net reserves re-estimated.....  $33,480   $ 68,321   $ 51,857   $ 69,923   $ 93,768   $110,055   $120,051   $169,340
Re-estimated ceded
 recoverable..................    2,970      3,123      5,418      8,979     14,046     71,274    107,460    120,578
                                -------   --------   --------   --------   --------   --------   --------   --------
Gross reserves re-estimated...  $36,450   $ 71,444   $ 57,275   $ 78,902   $107,814   $181,239   $227,511   $227,511
                                =======   ========   ========   ========   ========   ========   ========   ========

                                      AS OF DECEMBER 31,
                                ------------------------------
                                  2002       2003       2004
                                --------   --------   --------
                                    (DOLLARS IN THOUSANDS)
Gross reserves for losses and
 loss adjustment expenses.....  $303,433   $413,539   $363,387
Originally reported ceded
 recoverable..................   137,301    158,357    116,831
                                --------   --------   --------
Net reserves for losses and
 loss adjustment expenses.....   166,132    255,182    246,556
                                ========   ========   ========
Net Paid (Cumulative) as of:
 One year later...............    59,567     88,857         --
 Two years later..............   100,595         --         --
 Three years later............        --         --         --
 Four years later.............        --         --         --
 Five years later.............        --         --         --
 Six years later..............        --         --         --
 Seven years later............        --         --         --
 Eight years later............        --         --         --
 Nine years later.............        --         --         --
 Ten years later..............        --         --         --
Net Reserves re-estimated as
 of:
 End of initial year..........   166,132    255,182    246,556
 One year later...............   205,422    254,570         --
 Two years later..............   199,865         --         --
 Three years later............        --         --         --
 Four years later.............        --         --         --
 Five years later.............        --         --         --
 Six years later..............        --         --         --
 Seven years later............        --         --         --
 Eight years later............        --         --         --
 Nine years later.............        --         --         --
 Ten years later..............        --         --         --
                                ========   ========   ========
Total net (deficiency)
 redundancy...................  $(33,733)  $    612         --
                                ========   ========   ========
Cumulative redundancy
 (deficiency) as a percentage
 of original estimate.........   (20.3)%       0.2%        --%
                                ========   ========   ========
Net reserves re-estimated.....  $199,865   $254,570
Re-estimated ceded
 recoverable..................   145,648     96,740
                                --------   --------
Gross reserves re-estimated...  $345,513   $351,310
                                ========   ========

CLAIMS

     Proactive claims management is an important factor for the profitable underwriting of surety and fidelity products. The Company maintains an experienced and dedicated staff of in-house claim specialists. Claim handling for the Company's contract and large commercial account business is performed in Chicago. Claims for the Company's small commercial bonds and the related fidelity bonds and E&O insurance are handled in Sioux Falls. The disposition of claims and other claim-related activity is done in accordance with established policies, procedures and expense controls designed to minimize loss costs and maximize salvage and subrogation recoveries. Indemnity and subrogation rights exist on a significant portion of the business written, enabling the Company to pursue loss recovery from the principal.

ENVIRONMENTAL CLAIMS

     The Company does not typically bond contractors that specialize in hazardous environmental remediation work. The Company does however bond several accounts that have incidental environmental exposure with respect to which the Company provides bonding programs. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. The Company also provides court and other surety bonds for large corporations wherein the underlying action involves environmental related issues. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights in the completion of a defaulted project or through salvage recovery. The Company estimates its net case incurred losses on known claims of this nature to be $12.0 million as of December 31, 2004.

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

     Western Surety is domiciled in South Dakota and licensed in all 50 states and the District of Columbia and Puerto Rico. Surety Bonding is domiciled in South Dakota and licensed in 28 states and the District of Columbia. USA is domiciled in Texas and licensed in 44 states and the District of Columbia.

     Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of the Notes to the Consolidated Financial Statements, Statutory Financial Data. Without prior regulatory approval in 2005, CNA Surety's insurance subsidiaries may pay stockholder dividends of $46.8 million in the aggregate. For the year ended December 31, 2004, CNA Surety received no dividends from its insurance subsidiaries.

     CNA Surety's insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities. During 2003, both the South Dakota Department of Commerce and Regulation-Insurance Division and the Texas Department of Insurance issued their respective reports of examination for the five-year period ended December 31, 2001. The points noted in their reviews were largely administrative in nature and have been addressed by management. In connection with an examination of the insurance subsidiaries of CNAF undertaken by the Illinois Department of Insurance in 2004, both the South Dakota Department of Commerce and Regulation-Insurance Division and the Texas Department of Insurance initiated financial examinations as of December 31, 2003 of Western Surety, Surety Bonding, and USA. The review of USA is currently in progress. The review of Western Surety and Surety Bonding was completed on January 21, 2005. The points noted in these reviews were largely administrative in nature and are being addressed by management. The points noted do not have a material impact on the insurance subsidiaries' statutory surplus, nor have they resulted in any fines or penalties to CNA Surety or any of its subsidiaries. The report did address the Company's exposure to the large national contractor (discussed later) that had previously been discussed with the regulators. The Company has agreed to provide the regulators with an ongoing update and review of this exposure.

     Certain states in which CNA Surety's insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety's results of operations in 2004.

     Western Surety and Surety Bonding each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. The underwriting limitations of Western Surety and Surety Bonding, based on each insurer's statutory surplus, were $21.9 million and $0.5 million, respectively, for the twelve-month period ended June 30, 2004. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of Western Surety and Surety Bonding are $18.5 million and $0.5 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 and on January 1, 2004 on substantially the same terms. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of CCC and its affiliates total $591.1 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

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

EMPLOYEES

     As of December 31, 2004, the Company employed 724 persons. CNA Surety has not experienced any work stoppages. Management of CNA Surety believes its relations with its employees are good.

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

ITEM 2. PROPERTIES

     CNA Surety leases its executive offices and its shared branch locations with Continental Casualty Company ("CCC") under the Administrative Services Agreement. CNA Surety currently uses approximately 91,800 square feet and related personal property at 33 branch locations and its home and executive offices (20,484 square feet), in Chicago, Illinois. CNA Surety's annual rent for this space is approximately $2.8 million. CNA Surety may terminate its use of these locations as set forth in the Administrative Services Agreement, without material penalty, by providing CCC with 30 days written notice. In 2005, CNA Surety intends to enter into separate lease or sub-lease agreements with CCC for these shared locations.

     CNA Surety leases approximately 81,100 square feet of office space for its primary processing and service center at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2012. The annual rent, which is subject to annual adjustments, was $0.9 million as of December 31, 2004. CNA Surety also leases space for contract and commercial branch offices in Tallahassee, Florida, New York, New York; Troy, Michigan; Roseville, California; Houston, Texas; and San Juan, Puerto Rico. Annual rent for these offices was $0.5 million with leases terminating in 2005, 2007, 2005, 2005, 2006, and 2006, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") trades on the New York Stock Exchange under the symbol SUR. On February 22, 2005, the last reported sale price for the Common Stock was $13.33 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 2004 and 2003.

                                                               HIGH     LOW
                                                               ----     ---
2004
  1st Quarter...............................................  $11.50   $ 9.46
  2nd Quarter...............................................  $12.93   $ 9.99
  3rd Quarter...............................................  $11.05   $ 9.99
  4th Quarter...............................................  $13.96   $10.38
2003
  1st Quarter...............................................  $ 8.68   $ 6.10
  2nd Quarter...............................................  $10.23   $ 7.89
  3rd Quarter...............................................  $10.70   $ 9.30
  4th Quarter...............................................  $11.08   $ 8.60

     The number of stockholders of record of Common Stock on February 22, 2005, was approximately 404.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following financial information has been derived from the Consolidated Financial Statements and Notes thereto.

     The following information presented for CNA Surety is as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

                                       2004         2003         2002         2001        2000
                                    ----------   ----------   ----------   ----------   --------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues....................  $  350,789   $  332,576   $  318,487   $  350,471   $332,273
                                    ==========   ==========   ==========   ==========   ========
Gross written premiums............  $  389,417   $  371,375   $  359,892   $  333,003   $316,667
                                    ==========   ==========   ==========   ==========   ========
Net written premiums..............  $  318,284   $  319,210   $  306,654   $  315,804   $304,468
                                    ==========   ==========   ==========   ==========   ========
Net earned premium................  $  317,857   $  304,449   $  298,319   $  320,910   $301,819
Net losses and loss adjustment
  expenses........................      87,356      172,476       94,198       80,836     55,683
Net commissions, brokerage and
  other underwriting expenses.....     207,166      190,740      179,827      202,877    181,655
Net investment income.............      30,181       26,301       27,754       29,515     29,897
Net realized investment gains
  (losses)........................       2,751        1,826       (7,586)          46        557
Interest expense..................       2,260        1,523        1,708        3,925      6,956
Non-recurring charges.............          --           --           --           --        500
Amortization of intangible
  assets(2).......................          --           --           --        6,097      6,097
                                    ----------   ----------   ----------   ----------   --------
Income (loss) before income
  taxes...........................      54,007      (32,163)      42,754       56,736     81,382
Income taxes......................      14,297      (18,102)      12,635       19,828     27,780
                                    ----------   ----------   ----------   ----------   --------
Net income........................  $   39,710   $  (14,151)  $   30,119   $   36,908   $ 53,602
                                    ==========   ==========   ==========   ==========   ========
Basic and diluted earnings per
  common share....................  $     0.92   $    (0.33)  $     0.70   $     0.86   $   1.25
                                    ==========   ==========   ==========   ==========   ========
Loss ratio(1).....................        27.5%        56.7%        31.6%        25.2%      18.4%
Expense ratio.....................        65.2         62.6         60.3         63.2       60.2
                                    ----------   ----------   ----------   ----------   --------
Combined ratio(1).................        92.7%       119.3%        91.9%        88.4%      78.6%
                                    ==========   ==========   ==========   ==========   ========
Invested assets and cash..........  $  766,387   $  654,072   $  638,204   $  579,657   $555,975
Intangible assets, net of
  amortization....................     138,785      138,785      143,785      143,785    149,882
Total assets......................   1,174,494    1,169,123    1,093,380    1,061,598    950,568
Insurance reserves................     589,406      637,607      519,646      516,190    406,636
Debt..............................      65,720       50,418       60,816       76,195    101,556
Total liabilities.................     728,123      758,982      672,819      673,170    576,536
Stockholders' equity..............     446,371      410,141      420,561      388,428    374,032
Book value per share..............  $    10.38   $     9.54   $     9.79   $     9.08   $   8.76
Dividends paid per share..........  $       --   $       --   $     0.45   $     0.54   $   0.32

-------------------------

(1) Includes the effect of recording revisions of prior year reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions were a reduction of $613, or 0.2%, for the year ended December 31, 2004, an addition of $39,290, or 12.9% for the year ended December 31, 2003, an addition of $6,180, or 2.1%, for the year ended December 31, 2002, an addition of $4,812, or 1.5%, for the year ended December 31, 2001, and a reduction of $7,093, 2.4%, for the year ended December 31, 2000.

(2) As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 concerning the accounting for goodwill and other intangible assets. The adoption of this standard eliminated the Company's amortization of goodwill and intangibles after December 31, 2001 and therefore, increased the Company's reported 2002 net income by $5.7 million, or 13 cents per share, respectively, as compared to the same period in 2001. If the provisions of this standard were applied to prior periods, net income for the years ended December 31, 2001 and 2000 would have been $42.6 million or $0.99 per share, and $59.3 million or $1.38 per share, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of CNA Surety Corporation ("CNA Surety" or "Company") and its subsidiaries' operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements of CNA Surety and Notes thereto.

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

     Exposure to Loss on Principals Excluded from Reinsurance Programs

     Beginning in 2002, the Company's unaffiliated reinsurers excluded certain accounts (for which the Company had continuing exposure from bonds written in prior years) from the reinsurance programs. For these accounts, the Company would retain up to $60 million of loss. Due to the improved financial condition of some of these accounts and the Company's efforts to have these accounts covered, only one remains excluded from the 2005 reinsurance program. This account is a large national contractor that is discussed in detail on page 25.

     Availability and Cost of Reinsurance

     Reinsurance coverage is an important component of the Company's capital structure. Reinsurance allows the Company to meet certain regulatory restrictions that would otherwise limit the size of bonds that the Company writes and limit the market segments in which the Company could compete. In addition, reinsurance reduces the potential volatility of earnings and protects the Company's capital by limiting the amount of loss associated with any one bond principal. Due to increased loss frequency and severity for both the Company and within the surety industry in general that began emerging in 1999, the Company, beginning in 2002, paid substantially higher reinsurance premiums and was required to retain higher amounts of its per principal exposure. Through aggressive exposure reduction efforts and continued underwriting discipline, the Company has been able to purchase additional limits and more expansive reinsurance protection for 2004 and 2005, with substantial cost savings achieved for 2005 relative to 2004. The availability and cost of reinsurance protection for 2006 and beyond will depend on a number of factors such as the Company's loss experience, the surety industry's loss experience, the number of reinsurers willing to provide coverage, and broader economic conditions.

     Financial Strength Ratings

     Surety bond principals and obligees often refer to the financial strength ratings assigned by A.M. Best Company, Inc. ("A.M. Best"), Standard and Poor's ("S&P") and other similar companies when they are choosing a surety company. Because the Company uses the underwriting capacity of Continental Casualty Company ("CCC") to serve larger accounts, the insurer financial strength rating of both the Company and CCC factor into customers' decisions. After reporting a significant net loss in the third quarter of 2003, the Company's A.M. Best rating was lowered from A+ to A with a negative outlook. CCC also reported a significant net loss in the third quarter of 2003, but A.M. Best affirmed CCC's rating of A with a negative outlook. Management believes that the current ratings are sufficient for the Company to conduct all aspects of its business. Management also believes that a one level reduction in ratings would have only a minimal impact on operations. A further decrease beyond one level would likely have a material adverse impact on the Company's ability to write business. Management believes that the likelihood of further ratings downgrades has been reduced by ongoing efforts to reduce large exposures, lower per principal retentions under the 2004 and 2005 reinsurance programs, the reduction in the number of principals excluded from reinsurance programs and increased statutory surplus and capital.

     Economic Conditions

     The Company's results of operations are impacted by general corporate credit conditions, as well as by the condition of the public construction segment of the economy. Corporate credit default rates have improved from the historically high levels of 2002 and 2003, and the amount of new public construction spending appears to be strong. An improvement in overall corporate default rates could be expected to have a favorable impact on the Company's loss costs. Strong public construction spending could be expected to benefit the Company's written premium production and loss costs. Changes in these factors could have a material impact on the Company's financial condition and results of operations. Management believes that the diversification of the Company's book of business, with approximately 40% of premium from products that are less sensitive to economic conditions, mitigates the impact of these economic factors.

     Bond Premium Rates

     The premium rates that the Company charges for its bonds have a direct impact on the amount of revenue generated and on the ratio of incurred losses to earned premium. Over the last several years, the Company has charged higher rates for its bonds, particularly in the large commercial and contract segments. These two segments demonstrated the greater rate need due to the emergence of increased loss frequency and severity as noted above. Based on analysis of current competitive factors in the marketplace, the Company does not expect to achieve significant rate increases, particularly in the small and middle market contract segments.

CRITICAL ACCOUNTING POLICIES

     Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company's results of operations and financial condition pertain to reserves for unpaid losses and loss adjustment expenses and reinsurance, investments, goodwill and other intangible assets, and deferred policy acquisition costs. The Company's accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables, are particularly critical to an assessment of the Company's financial results. These balances are highly subjective and require management's most complex judgments because of the need to make estimates about the effects of matters that are inherently uncertain.

     Reserves for Unpaid Losses and Loss Adjustment Expenses and Reinsurance

     CNA Surety accrues liabilities for unpaid losses and loss adjustment expenses under its surety and property and casualty insurance contracts based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date.

     Reported claims are in various stages of the settlement process. Due to the nature of surety, which is the relationship among three parties whereby the surety guarantees the performance of the principal to a third party (the obligee), the investigation of claims and the establishment of case estimates on claim files can be a complex process that can occur over a period of time depending on the type of bond(s) and the facts and circumstances involving the particular bond(s), the claim(s) and the principal. Case reserves are typically established after a claim is filed and an investigation and analysis has been conducted as to the validity of the claim, the principal's response to the claim and the principal's financial viability. To the extent it is determined that there are no bona fide defenses to the claim and the principal is unwilling or financially unable to resolve the claim, a case estimate is established on the claim file for the amount the Company estimates it will have to pay to honor its obligations under the provisions of the bond(s).

     While the Company intends to establish initial case reserve estimates that are sufficient to cover the ultimate anticipated loss on a file, some estimates need to be adjusted during the life cycle of the file as matters continue to develop. Factors that can necessitate case estimate increases or decreases are the complexity of the bond(s) and/or underlying contract(s), if additional and/or unexpected claims are filed, if the financial condition of the principal or obligee changes or as claims develop and more information is discovered that was unknown and/or unexpected at the time the initial case reserve estimate was established. Ultimately, claims are resolved through payment and/or a determination that, based on the information available, a case reserve is no longer required.

     As of any balance sheet date, not all claims have been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported ("IBNR") claims. The following table shows the estimated liability as of December 31, 2004 for unpaid claims applicable to reported claims and to IBNR (dollars in thousands) for each sub-line of business:

                                            GROSS CASE LOSS    GROSS IBNR LOSS    TOTAL GROSS
                                            AND LAE RESERVES   AND LAE RESERVES    RESERVES
                                            ----------------   ----------------   -----------
Contract..................................      $ 55,362           $ 87,224        $142,586
Commercial................................       108,636             99,233         207,869
Fidelity and other........................         4,716              8,216          12,932
                                                --------           --------        --------
Total.....................................      $168,714           $194,673        $363,387
                                                ========           ========        ========

     The Company retains an independent actuarial firm of national standing to perform periodic actuarial analysis of the Company's loss reserves. This analysis is based on a variety of techniques that involve detailed statistical analysis of past claim reporting, settlement activity, and salvage and subrogation activity, as well as claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience or industry experience. Techniques may vary depending on the type of claim being estimated. While techniques may vary, each employs significant judgments and assumptions. This analysis results in both a range of reasonable loss reserve estimates as well as a point estimate of the indicated loss reserves. Surety results, especially for contract and certain commercial products like insurance program bonds, workers compensation insurance bonds and reclamation bonds, tend to be impacted by fewer, but more severe, losses. With this type of loss experience, it is more difficult to estimate the required reserves, particularly for the most current accident years which may have few reported claims. As a result, the range of reasonable loss reserve estimates may be broader than that associated with traditional property/casualty insurance products.

     The independent actuarial firm's analysis is the primary tool that management utilizes in determining its best estimate of loss reserves. However, the carried reserve may differ from the independent actuarial firm's point estimate as a result of management's consideration of the impact of factors such as the following, especially as they relate to the current accident year:

     - Current claim activity, including the frequency and severity of current claims

     - Changes in underwriting standards and business mix such as the Company's efforts to reduce exposures to large commercial bonds

     - Changes in the claims handling process

     - Current economic conditions, especially corporate default rates and the condition of the construction economy

     Management believes that the impact of the factors listed above, and others, may not be fully quantifiable through actuarial analysis. Accordingly, management may apply its judgment of the impact of these factors, and others, to its selection of the recorded loss reserves.

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

     The Company's Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $363.4 million and reinsurance receivables related to unpaid losses of $116.8 million at December 31, 2004 compared to estimates of $413.5 million and $158.4 million, respectively, at December 31, 2003.

     At December 31, 2004, the range of reasonable loss reserve estimates, net of reinsurance receivables, calculated by the independent actuarial firm and adopted by management was from $199 million to $305 million. Ranges of reasonable loss reserve estimates are not calculated for the sub-lines of business. Management believes that the range calculated over total reserves provides the most meaningful information due to the importance of correlation of losses between the sub-lines of business related to the impact of general economic conditions. Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings and financial condition. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

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

     Short-term investments that generally include U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents, are carried at amortized cost which approximates fair value. Invested assets are exposed to various risks, such as interest rate risk, market risk and credit risk. Due to the level of risk associated with invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may materially affect the amounts reported in the Consolidated Balance Sheets and Consolidated Statements of Income.

     Intangible Assets

     CNA Surety's Consolidated Balance Sheet as of December 31, 2004 includes intangible assets of $138.8 million. These amounts represent goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure. Prior to 2002, goodwill from this and other acquisitions were generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

     A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety's reporting units. Under SFAS 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of intangible assets over the implied value of intangible assets is recorded as an impairment loss.

     Deferred Policy Acquisition Costs

     Policy acquisition costs, consisting of commissions, premium taxes and other underwriting expenses which vary with, and are primarily related to, the production of business, net of reinsurance commissions, are deferred and amortized as a charge to income as the related premiums are earned. The Company periodically tests that deferred acquisition costs are recoverable based on the expected profitability embedded in the reserve for unearned premium. If the expected profitability is less than the balance of deferred acquisition costs, a charge to net income is taken and the deferred acquisition cost balance is reduced to the amount determined to be recoverable. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

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

     Underwriting results are computed as net earned premiums less net loss and loss adjustment expenses and net commissions, brokerage and other underwriting expenses. Management uses underwriting results to monitor the results of its insurance operations without the impact of certain factors, including net investment income, net realized investment gains (losses) and interest expense. Management excludes these factors in order to analyze the direct relationship between net earned premiums and the related net loss and loss adjustment expenses along with net commissions, brokerage and other underwriting expenses.

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

COMPARISON OF CNA SURETY ACTUAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

     Analysis of Net Income (Loss)

     The Company had net income of $39.7 million for the year ended December 31, 2004 as compared to a net loss of $14.2 million for the year ended December 31, 2003, and net income of $30.1 million for the year ended December 31, 2002. The increase in 2004 reflects the absence of material adverse loss development which occurred during the third quarter of 2003, higher net earned premium and higher net investment income, partially offset by higher expenses. The decrease in 2003 compared to 2002 was driven by higher incurred losses and lower investment income.

     Analysis of the components of net income are discussed in the following sections.

     Results of Insurance Operations

     Underwriting components for the Company for the years ended December 31, 2004, 2003 and 2002 are summarized in the following table (dollars in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Gross written premium................................  $389,417   $371,375   $359,892
                                                       ========   ========   ========
Net written premium..................................  $318,284   $319,210   $306,654
                                                       ========   ========   ========
Net earned premium...................................  $317,857   $304,449   $298,319
                                                       ========   ========   ========
Net losses and loss adjustment expenses..............  $ 87,356   $172,476   $ 94,198
                                                       ========   ========   ========
Net commissions, brokerage and other underwriting
  expenses...........................................  $207,166   $190,740   $179,827
                                                       ========   ========   ========
Loss ratio...........................................      27.5%      56.7%      31.6%
Expense ratio........................................      65.2       62.6       60.3
                                                       --------   --------   --------
Combined ratio.......................................      92.7%     119.3%      91.9%
                                                       ========   ========   ========

     Premiums Written

     CNA Surety primarily markets contract and commercial surety bonds. Contract surety bonds generally secure a contractor's performance and/or payment obligation with respect to a construction project. Contract surety bonds are generally required by federal, state and local governments for public works projects. The most common types include bid, performance and payment bonds. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation. The commercial surety market includes numerous types of bonds categorized as court judicial, court fiduciary, public official, license and permit and many miscellaneous bonds that include guarantees of financial performance. The Company also writes fidelity bonds that cover losses arising from employee dishonesty and other insurance products that are generally companion products to certain surety bonds. For example, the Company writes surety bonds for notaries and also offers related errors and omissions ("E&O") insurance coverage.

     The Company assumes significant amounts of premiums primarily from affiliates. This includes all surety business written or renewed, net of reinsurance, by CCC and CIC, and their affiliates, after the Merger Date that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company's ability to write business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of the assumed business.

     Gross written premiums for the years ended December 31, 2004, 2003 and 2002 are shown in the table below (dollars in thousands) for each sub-line of business:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Contract.............................................  $221,577   $208,472   $197,875
Commercial...........................................   135,893    133,733    134,039
Fidelity and other...................................    31,947     29,170     27,978
                                                       --------   --------   --------
                                                       $389,417   $371,375   $359,892
                                                       ========   ========   ========

     Gross written premiums for the year ended December 31, 2004 increased 4.9% to $389.4 million as compared to 2003. Gross written premiums for contract surety increased 6.3% to $221.6 million, due primarily to improving rates on large contract bonds. Commercial surety premiums increased 1.6% to $135.9 million as continued strong volume growth in small commercial products more than offset the volume decline due to the Company's ongoing efforts to reduce aggregate exposures to large commercial accounts. Fidelity and other premiums increased by 7.7% in 2004 primarily due to the volume growth of related small commercial products.

     Gross written premiums for the year ended December 31, 2003 increased 3.2%, or $11.5 million, over the comparable period in 2002. Gross written premiums for contract surety increased 5.4%, or $10.6 million, reflecting improving rates. Gross written premiums for commercial surety decreased 0.2%, or $0.3 million, for the year ended December 31, 2003 reflecting the Company's ongoing effort to reduce aggregate exposures to large commercial accounts that was offset by continued volume growth of small commercial products and improving rates on large commercial bonds. Fidelity and other products increased 4.3% or $1.2 million, for the year ended December 31, 2003 as compared to the same period in 2002 due primarily to volume growth in fidelity and E&O products that are related to small commercial surety bonds.

     Net written premiums for the years ended December 31, 2004, 2003 and 2002 are shown in the table below (dollars in thousands) for each sub-line of business:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Contract.............................................  $172,274   $184,449   $172,633
Commercial...........................................   115,454    106,899    107,290
Fidelity and other...................................    30,556     27,862     26,731
                                                       --------   --------   --------
                                                       $318,284   $319,210   $306,654
                                                       ========   ========   ========

     For the year ended December 31, 2004, net written premiums decreased slightly to $318.3 million as compared to 2003, reflecting higher reinsurance costs. Ceded written premiums increased $19.0 million to $71.1 million for the year ended December 31, 2004 compared to 2003 primarily due to the Company's decision to reduce its per principal retention by purchasing additional reinsurance protection. Net written premiums for contract surety business decreased 6.6% to $172.3 million due to a higher allocation of reinsurance costs in 2004. Because of the significant reductions in exposures to large commercial bonds, a greater share of the reinsurance protection is related to contract bonds. Net written premiums for commercial surety increased 8.0% to $115.5 million for the year ended December 31, 2004. Fidelity and other products increased 9.7% to $30.5 million for the year 2004 as compared to 2003.

     For the year ended December 31, 2003 net written premiums increased 4.1% to $319.2 million as compared to the same period in 2002, reflecting the aforementioned gross production. Ceded written premiums decreased $1.0 million to $52.2 million for the year ended December 31, 2003. Net written premiums for contract surety business increased 6.8% to $184.4 million. Net written premiums for commercial surety decreased 0.4% to $106.9 million for the year ended December 31, 2003. Fidelity and other products increased 4.2% to $27.9 million for the year 2003 as compared to 2002 primarily due to the aforementioned gross production.

     Excess of Loss Reinsurance

     The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. At December 31, 2004, American Reinsurance Company, General Reinsurance Corporation, Swiss Reinsurance America Corporation, and XL Reinsurance Corporation (all rated at least A by A.M. Best) were the four reinsurers from which the Company had its largest reinsurance receivables.

     2004 Third Party Reinsurance Compared to 2003 Third Party Reinsurance

     Effective January 1, 2004, CNA Surety entered into a new excess of loss treaty ("2004 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaced the $45 million excess of $15 million per principal coverage, as well as the $40 million excess of $60 million per principal and the $3 million excess of $12 million coverage that had been provided by CCC. The material differences between the 2004 Excess of Loss Treaty excess of loss reinsurance program and the Company's 2003 Excess of Loss Treaty are as follows. The annual aggregate coverage increased from $110 million in 2003 to $157 million in 2004. The premium for the 2004 Excess of Loss Treaty was $50.6 million (net of expected return premium) compared to a total of $42.0 million of reinsurance premiums paid in 2003 (net of expected return premium) for the $45 million excess of $15 million, the $40 million excess of $60 million and the $3 million excess of $12 million treaties. The contract also included an optional twelve month extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which would provide coverage for losses discovered in 2005 on bonds that were in force during 2004. The Company did not elect to purchase the extended discovery period because it obtained coverage for 2005 under a new treaty. The 2004 Excess of Loss Treaty also provided for somewhat less restrictive special acceptance provisions for larger contract accounts than those contained in the 2003 Excess of Loss Treaty. In addition to the one large contract principal (described later) and the two commercial principals excluded (based upon class of business), the Company's reinsurers had excluded three other contract principals from the 2003 Excess of Loss Treaty, for a total of six excluded principals. The one large contract principal and the two commercial principals remained excluded from the 2004 Excess of Loss Treaty. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $38 million and is currently rated B- by S&P. This rating was increased from CCC+ during the third quarter of 2004 due to significant recapitalization efforts by the principal. The bonded exposure will decline over the term of the bond which extends until 2007. The other commercial principal is a foreign industrial enterprise that fulfilled its bonded obligations in the second quarter of 2004, so the Company no longer has any exposure.

     With respect to the three contract principals other than the large national contractor, two contract principals that have completed asset sales and other reorganization efforts have been accepted into the 2004 Excess of Loss Treaty. The Company received claims related to the third contract principal in 2003, making it ineligible for inclusion in the 2004 Excess of Loss Treaty. The Company believes it is adequately reserved for any exposure related to this principal and is not currently providing bonds to this contractor.

     2005 Third Party Reinsurance Compared to 2004 Third Party Reinsurance

     Effective January 1, 2005, CNA Surety entered into a new excess of loss treaty ("2005 Excess of Loss Treaty") with a group of third party reinsurers on terms similar to the 2004 Excess of Loss Treaty. Under the 2005 Excess of Loss Treaty, the Company's net retention per principal remains at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. The material differences between the 2005 Excess of Loss Treaty and the Company's 2004 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $157 million in 2004 to $185 million in 2005. The base annual premium for the 2005 Excess of Loss Treaty is $40.7 million compared to the actual cost of the 2004 Excess of Loss Treaty of $50.6 million (net of expected return premium). The contract again includes an optional twelve month extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer) which will provide coverage for losses discovered in 2006 on bonds that were in force during 2005. In addition, the 2005 Excess of Loss Treaty provides coverage for one commercial principal that had been excluded from the 2004 Excess of Loss Treaty. The Company no longer has exposure to a second commercial principal that was excluded from the 2004 Excess of Loss Treaty. Only the large national contractor (described later) that was excluded from the 2004 Excess of Loss Treaty remains excluded from the 2005 Excess of Loss Treaty.

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

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2005 and expires on December 31, 2005; and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2004.

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

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There has not been any adverse reserve development for the period from September 30, 1997 (date of inception) through December 31, 2004.

     The Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003. The Quota Share Treaty was again renewed on January 1, 2004 on substantially the same terms with an expiration date of December 31, 2004; and is annually renewable thereafter. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums and contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs. Due to lower commissions paid to producers on the business covered by the Quota Share Treaty, the actual override commission paid to CCC and CIC for 2004 was approximately 7%. The Quota Share Treaty was renewed for one year on January 1, 2005 on substantially the same terms except that the ceding commission to CCC and CIC was reduced to 25% in order to provide an approximate 4% override commission to CCC and CIC.

     The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2004, the Company had billed $54.9 million under the Stop Loss Contract which has been paid by CCC, including $29.9 million received in 2004.

     The Excess of Loss Contract provided the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provided $75 million of coverage for losses in excess of the $60 million per principal. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provided unlimited additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries paid to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The two Excess of Loss Contracts collectively provided coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. Both Excess of Loss Contracts commenced following the Merger Date and continued until September 30, 2002. The discovery period for losses covered by the Excess of Loss Contracts originally extended until September 30, 2005. On January 1, 2005, CCC agreed to extend the discovery period to September 30, 2006 in return for an additional premium of $75,000.

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

     Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. Accordingly, the $40 million excess of $60 million contract with CCC was commuted effective January 1, 2004. As part of this commutation, the Company was entitled to a commutation payment of $10.9 million from CCC that was received in the first quarter of 2004. As of December 31, 2003, the full amount of the commutation payment had been recognized as a receivable. The Company and CCC entered into a new $40 million excess of $60 million reinsurance contract providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. This contract was effective from January 1, 2004 to December 31, 2004. The premium for this contract was $3.0 million. If a loss is ceded under this contract, an additional premium of $6.0 million is due. The Company and CCC entered into a new contract covering the one large national contractor effective January 1, 2005 to December 31, 2005 on the same terms as the 2004 contract.

     The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expired on December 31, 2003. The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract was $6.0 million plus an additional premium of $14.0 million if a loss is ceded under this contract. Effective January 1, 2005, the Company and CCC entered into a new $50 million excess of $100 million contract in force through December 31, 2005. The premium for this contract is $4.75 million plus an additional premium of $14.0 million if a loss is ceded under this contract. The reduction in premium for 2005 reflects the reduction in the Company's exposures, particularly large commercial exposures.

     The Company and CCC are presently discussing a possible restructuring of the reinsurance arrangements described in the preceding two paragraphs under which all bonds written for the large national contractor would be reinsured by CCC under an excess of $60 million treaty and other CNA Surety accounts would be covered by a separate $50 million excess of $100 million treaty.

     Effective October 1, 2003, the Company entered into a $3 million excess of $12 million excess of loss contract with CCC. The reinsurance premium for the coverage provided by the $3 million excess of $12 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12 million. This contract effectively lowered the Company's net retention per principal for the remainder of 2003 to $12 million plus a 5% co-participation in the $45 million layer of excess reinsurance with third party reinsurers. This contract was to expire on December 31, 2004, but was commuted effective January 1, 2004, when the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty.

     As of December 31, 2004 and December 31, 2003, CNA Surety had an insurance receivable balance from CCC and CIC of $16.4 million and $71.1 million, respectively. CNA Surety had reinsurance payables to CCC and CIC of $0.3 million as of December 31, 2004. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2003.

     Large National Contractor

     The Company has provided significant surety bond protection guaranteeing projects undertaken by the large national contract principal that is excluded from the Company's third party insurance. The related party reinsurance available to the Company for this principal and the credit extended to the principal by affiliates of the Company are described below.

     Reinsurance

     If the Company should suffer any losses that are discovered prior to September 30, 2006 arising from bonds issued to the large national contractor with effective dates of September 30, 2002 and prior, the Company would retain the first $60 million of losses on bonds written, and CCC would incur 100% of losses above $60 million pursuant to the extended discovery provisions of the two Excess of Loss treaties that expired on September 30, 2002. Any losses discovered after September 30, 2006 on bonds with effective dates of September 30, 2002 and prior would be covered up to $150 million pursuant to the $50 million excess of $100 million contract with CCC described above and a twelve month contract with CCC effective January 1, 2005 that provides $40 million excess of $60 million reinsurance coverage exclusively for the large national contractor.

     For bonds that the Company has written after September 30, 2002, in addition to the coverage provided by excess of loss reinsurance treaties described above ($40 million excess of $60 million and $50 million excess of $100 million) the Company and CCC have entered into facultative reinsurance in connection with larger bonds. The Company's exposure on bonds written from October 1, 2002 through October 31, 2003 was limited to $20 million per bond. For bonds written subsequent to November 1, 2003 through December 31, 2004, the Company's exposure is limited to $14.7 million per bond. For bonds the Company may write in 2005, the Company's exposure will be limited to 10% of its statutory surplus.

     CNAF Credit Facility

     Commencing in 2003, CNAF has provided loans through a credit facility in order to help the large national contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million at December 31, 2003. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of December 31, 2004 and 2003, $99 million and $80 million had been advanced under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $29 million and $26 million of the loans outstanding as of December 31, 2004 and 2003, respectively, and has agreed to a participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

     Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2004 and 2003, these guarantees and collateral obligations aggregated $13 million and $7 million.

     The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNAF recorded an impairment charge of $56 million pretax ($36 million after-tax) for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the credit facility. Any draws under the credit facility beyond $106 million or further changes in the large national contractor's business plan or projections may necessitate further impairment charges.

     The Company intends to continue to provide surety bonds on behalf of the contractor during the restructuring period, subject to the contractor's initial and ongoing compliance with the Company's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. While the Company believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its extended restructuring plan or perform its contractual obligations under the Company's surety bonds could have a material adverse effect on CNA Surety's results of operations, cash flow and equity. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, to be approximately $200 million pretax. However, the related party reinsurance treaties discussed above should limit the Company's per principal loss exposure to approximately $60 million. After consideration of the additional premium due in the event of losses under the reinsurance treaties discussed above, the Company estimates that the financial statement impact of a failure by this contractor would be approximately $52 million after tax.

     The Company has had discussions with its insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to keep the insurance regulators informed of its ongoing exposure to this account.

     Net Loss Ratio

     The loss ratios for the years ended December 31, 2004, 2003 and 2002 were 27.5%, 56.7% and 31.6%, respectively. The loss ratios reflect $0.6 million of favorable loss reserve development for the year ended December 31, 2004, and $39.3 million and $6.2 million in net unfavorable loss reserve development for the years ended December 31, 2003 and 2002, respectively.

     The improvement in the loss ratio from 2003 to 2004 is primarily due to the absence of both the adverse development on prior accident years that was recorded in 2003 and other large losses related to accident year 2003. Past changes in the Company's business mix and reinsurance program along with increased corporate default rates were the primary drivers of the need to substantially increase reserve levels in 2003. Beginning in the late 1990's, the Company began writing more bonds for large corporate clients. Shortly thereafter, corporate default rates increased dramatically. These exposures proved to be more volatile than the Company's more traditional contract and small commercial surety products, and began resulting in a higher frequency of severe losses. As a result, the Company's reinsurers significantly increased rates, reduced the amount of coverage available to the Company and excluded certain accounts from the reinsurance program. For 2002, the Company's per principal retention increased from $5 million to $20 million. Although the Company reduced its per principal retention to $15 million for 2003, these higher retentions, at a time of continuing higher frequency of severe losses, further increased the volatility of results.

     Reported claim activity improved dramatically in 2004. Management believes that this is a result of ongoing efforts to reduce its exposures to large corporate clients, continued underwriting discipline in its traditional contract and small commercial products and a reduction in corporate default rates. Management anticipates that these factors, along with a further reduction in the Company's per principal retention for most accounts to $10 million for the 2004 and 2005 reinsurance programs will reduce the volatility of the Company's results.

     The favorable loss development recorded in 2004 for prior accident years resulted from loss adjustment expense payments related to prior years that were lower than previously expected. The adverse development on prior accident years that occurred in 2003 was directly related to a significant increase in large claim activity. Management concluded that this claim activity exceeded the assumptions regarding the frequency of severe losses used in determining the then existing reserves. First, additional contract bond claims were received during the third quarter of 2003 on a contractor that had filed for bankruptcy in February, 2003. Upon review and verification of these new claims, the existing case reserve was increased by $7.2 million, net of applicable reinsurance. Second, a demand was made during the third quarter of 2003 against a $45 million insurance program bond issued on behalf of a national trucking concern that was now in bankruptcy. This demand was in contradiction of previous information provided by the obligee on the bond. Based on this new information, management reserved the full remaining limits on this bond which resulted in $15 million of net adverse development after the application of available reinsurance. Third, claims were also received in the third quarter of 2003 on worker's compensation self insurance bonds written between 1975 and 1986 on behalf of two principals. After verifying coverage and obtaining supporting actuarial information on the underlying workers' compensation claims, the Company increased the case reserves on these bonds by $8.4 million, net of applicable reinsurance. Fourth, after receiving a demand on another insurance program bond in the third quarter of 2003, management identified an outstanding insurance program bond written on behalf of a contractor now in bankruptcy. Based on recent experience with this type of bond, which typically has few defenses available to the surety, and in particular with the obligee on this bond, management recorded a loss provision on this bond of $6 million. Finally, management determined that the case reserve on a particular claim was insufficient due to the amount of legal fees that the Company was incurring on the case. Based on their estimate of future legal expenses, management increased the reserve on this bond by $3 million.

     In addition to the net unfavorable loss reserve development, the higher net loss ratio in 2003 primarily relates to net reserve additions of approximately $49.0 million for the 2003 accident year due to material adverse loss severity on the Company's branch commercial and contract business. The net additions to reserves for the 2003 accident year resulted from three large contract bond claims totaling $28 million incurred in 2003, an approximately $15 million net loss on an insurance program bond for a now bankrupt large commercial account, and changes in estimates of large losses resulting from this significant adverse claim activity.

     The net adverse loss reserve development in 2002 includes $2.4 million associated with the assumed international credit and surety business from CNA Re that the Company ceased writing in 2000. The remainder is primarily related to increased claim frequency in the Company's small and specialty contract business. In addition to the net unfavorable loss reserve development, the loss ratio for the 2002 accident year was adversely impacted by the occurrence of a $12.0 million loss resulting from the bankruptcy of a national trucking concern. Due to the occurrence of this loss, other adverse loss trends and the uncertain outlook for the economy and credit markets at that time, the Company increased the 2002 accident year loss ratio assumption on contract and large commercial business.

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of December 31, 2004, the Company has billed a total of $37.1 million to its reinsurers. Seven reinsurers responsible for payment of 63% of the treaty proceeds either have paid their portions of the claim or have reached agreement with the Company and paid the Company to commute the entire reinsurance treaty under which the Enron claim was made. Pursuant to the treaty, the Company demanded and began arbitration proceedings against the two other reinsurers who have not paid their portions of the claim or commuted their treaties. Management believes that these reinsurers do not have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverables recorded related to this settlement. As such, the Company has not recorded a reduction with respect to the remaining reinsurance recoverables of $13.7 million as of December 31, 2004.

     The surety business assumed from CCC and CIC is subject to an aggregate stop loss reinsurance contract between CCC and the Company that limits the Company's accident year net loss ratio on this business to 24% for accident years 1997 (October 1, 1997 to December 31, 1997), 1998, 1999 and 2000. The
Company recorded estimated reinsurance recoveries from CCC of $29.9 in 2003, $2.5 million in 2002, $16.6 million in 2001 and $5.8 million in 2000 under this contract. No reinsurance recoveries from CCC were recorded in 2004. As of December 31, 2004, there was no unpaid balance related to amounts due under the Stop Loss Contract.

     Exposure Management

     As the foregoing results indicate, the Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has enacted various exposure management initiatives, particularly to reduce its risks on large commercial accounts. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, by 43% in 2004 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                                    NUMBER OF
                                                    ACCOUNTS
                                                      AS OF            TOTAL EXPOSURE
                                                  DECEMBER 31,       AS OF DECEMBER 31,
                                                  -------------   -------------------------
COMMERCIAL ACCOUNT EXPOSURE                       2004    2003    2004   2003   % REDUCTION
---------------------------                       -----   -----   ----   ----   -----------
                                                            (DOLLARS IN BILLIONS)
$100 million and larger.........................    2       7     $0.2   $0.9      77.8%
$50 to $100 million.............................    7       8      0.5    0.6      16.7%
$25 to $50 million..............................   11      13      0.4    0.5      20.0%
$10 to $25 million..............................   39      66      0.6    1.0      40.0%
                                                   --      --     ----   ----
Total...........................................   59      94     $1.7   $3.0      43.3%
                                                   ==      ==     ====   ====

     With respect to contract surety, the Company's portfolio is predominantly comprised of contractors with bonded backlog of less than $30 million. Bonded backlog is a measure of the Company's exposure in the event of default before indemnification, salvage and subrogation recoveries. The Company does have a number of accounts with higher bonded backlogs. For example, the Company has 13 accounts each with a bonded backlog in excess of $150 million and 14 accounts each with a bonded backlog of between $100 million and $150 million.

     The Company will manage its exposure to any one contract credit and aggressively looks for co-surety, shared accounts and other means to support or reduce larger exposures. Reinsurance, indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that substantially reduce CNA Surety's exposure to loss.

     Expense Ratio

     The expense ratio increased to 65.2% for the year ended December 31, 2004 as compared to 62.6% for 2003. The increase in the expense ratio for the year ended December 31, 2004 primarily reflects the impact of higher reinsurance costs on net earned premiums and higher operating expenses. Ceded earned premium increased by $10.5 million in 2004, primarily due to the Company's decision to reduce its per principal retention from $15 million in 2003 to $10 million in 2004. The higher ceded earned premium increased the 2004 expense ratio by 2.1 percentage points. Operating expenses increased 8.6% for the year ended December 31, 2004 primarily due to a 6.6% increase in gross earned premium. 2004 operating expenses were impacted by a $4.9 million increase to the accrual for policyholder dividends. This increase added approximately 1.5 percentage points to the 2004 expense ratio. The Company streamlined its field office structure during 2004 in order to add consistency to operations and to reduce expenses. No significant expense impact occurred in 2004 due to severance costs associated with this effort.

     The expense ratio increased to 62.6% for the year ended December 31, 2003 as compared to 60.3% for 2002. The increase in the expense ratio for the year ended December 31, 2003 primarily reflects the impact of higher reinsurance costs on net earned premiums and higher operating expenses. Ceded earned premium increased by $13.3 million in 2003, due to the Company's decision to reduce its per principal retention from $20 million in 2002 to $15 million in 2003 and costs associated with the purchase of an extended discovery period on a 2001 treaty. The higher ceded earned premium increased the 2003 expense ratio by 2.6 percentage points. Operating expenses increased 6.1% for the year ended December 31, 2003 primarily due to a 5.6% increase in gross earned premium. 2003 operating expenses were impacted by a $1.9 million accrual for post-employment benefits for three former senior executives that increased the 2003 expense ratio by 0.6 percentage points.

     Investment Income

     For 2004, net investment income was $30.2 million compared to net investment income for 2003 and 2002 of $26.3 million and $27.8 million, respectively. The annualized pretax yield was 4.5%, 4.4% and 4.8% for 2004, 2003 and 2002, respectively. The annualized after-tax yield was 3.7%, 3.6% and 3.8% for 2004, 2003 and 2002, respectively. The increase in investment income for 2004 is attributable to higher overall invested assets resulting primarily from significant cash flow from operations. The decrease in investment income for 2003 is attributable to the impact of lower investment yields in part due to increased investment in tax-exempt securities.

     Net realized investment gains/losses were $2.8 million and $1.8 million in gains for 2004 and 2003, respectively, and $7.6 million in losses for 2002. The net gains realized in 2004 and 2003 resulted from opportunities to sell securities that the Company believed would maximize the total return on its portfolio. The net realized investment losses in 2002 reflect the Company's insurance subsidiaries' decision to liquidate their common equity portfolios during 2002. The volatility of the equity markets was adversely impacting the Company's reported regulatory capital.

     The following summarizes net realized investment gains (losses) for the years ended December 31, 2004, 2003, and 2002:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2004     2003     2002
                                                            ------   ------   -------
Gross realized investment gains...........................  $2,765   $2,368   $11,183
Gross realized investment losses..........................     (14)    (542)  (18,769)
                                                            ------   ------   -------
Net realized investment gain (losses).....................  $2,751   $1,826   $(7,586)
                                                            ======   ======   =======

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

     Interest Expense

     Interest expense increased $0.7 million, or 48.4%, for 2004 compared to 2003, primarily due to higher outstanding debt levels and the higher interest rate associated with long-term debt issued in 2004. The weighted average interest rate for 2004 was 3.6% compared to 2.4% and 2.2% for the periods ended December 31, 2003 and 2002, respectively. Interest expense decreased $0.2 million, or 10.8%, for 2003 compared to the same period in 2002, due primarily to lower outstanding debt levels. Average debt outstanding was $60.9 million in 2004 compared to $55.6 million and $73.4 million in 2003 and 2002, respectively.

     Income Taxes

     The Company's income tax expense was $14.3 million for the year ended December 31, 2004, as compared to an income tax benefit of $18.0 million for 2003 and income tax expense of $12.6 million for 2002. The effective income tax rates were 26.5%, (56.0)% and 29.6% for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 effective tax rate is impacted by the Company's significant investments in tax-exempt securities. The change in the effective tax rate in 2003 primarily relates to taxable losses from insurance underwriting and greater investments in tax-exempt securities as compared 2002.

LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the liquidity requirements of CNA Surety will be met primarily by funds generated from operations. The principal sources of operating cash flows are premiums, investment income, recoveries under reinsurance contracts and sales and maturities of investments. CNA Surety also may generate funds from additional borrowings under the credit facility described below. The primary cash flow uses are payments for claims, operating expenses, federal income taxes, debt service, as well as dividends to CNA Surety stockholders. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. If cash requirements unexpectedly exceed cash inflows, the Company may raise additional cash by liquidating fixed income securities ahead of their scheduled maturity. Depending on the interest rate environment at that time, the Company could generate realized gains or losses that would increase or decrease net income for the period. The extent of these gains or losses would depend on a number of factors such as the prevailing interest rates and credit spreads, the duration of the assets sold, and the marketability of the assets. The need to liquidate fixed income securities would be expected to cause a reduction in future investment income.

     The Company might also access available or new credit facilities to meet cash needs. This would increase interest expense by increasing the amount of debt outstanding and potentially increasing the interest rate on previously outstanding debt. The Company currently has $5 million of borrowing capacity on existing facilities. The Company's ability to enter into new facilities is limited by covenants in the existing facility.

     At December 31, 2004, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $722.0 million of fixed income securities, $22.7 million of short-term investments, $1.1 million of other investments and $5.6 million of cash. At December 31, 2003, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $573.7 million of fixed income securities, $49.8 million of short-term investments, $1.1 million of other investments and $2.0 million of cash.

     During the fourth quarter of 2004, the Company reached agreement with the obligee on a bond in claim regarding certain aspects of the claim resolution. As part of this agreement, the Company will place approximately $34 million of government securities in trust to fund future payments under the bond. This claim was previously fully reserved.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt, pay operating expenses, including income taxes, and pay dividends to stockholders. At December 31, 2004, the parent company's invested assets consisted of $6.3 million of fixed income securities, $1.2 million of equity securities, $5.8 million of short-term investments and $1.7 million of cash. At December 31, 2003, the parent company's invested assets consisted of $6.3 million of fixed income securities, $1.1 million of equity securities, $14.1 million of short-term investments and $6.0 million of cash. As of December 31, 2004 and December 31, 2003, parent company short-term investments and cash included $5.1 million and $6.6 million, respectively, of restricted cash primarily related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

     The Company's consolidated net cash flow provided by operating activities was $108.0 million, $25.2 million and $85.5 million for 2004, 2003 and 2002, respectively. The increase in net cash flow provided by operating activities in 2004 primarily relates to higher premiums received, lower loss payments, receipts from reinsurers and an income tax refund related to the operating loss of 2003. The decrease in cash flow provided in 2003 is primarily due to increased loss payments.

     In May of 2004, the Company, through a wholly-owned trust, privately issued $30 million of preferred securities through two pooled transactions. These securities bear interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 337.5 basis points with a 30-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (the "Issuer Trust"). The sole asset of the Issuer Trust consists of $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The subordinated debentures bear interest at a rate of LIBOR plus 337.5 basis points and mature in April of 2034. As of December 31, 2004 the interest rate on the junior subordinated debentures was 5.665%. The proceeds from the debt issuance were used to reduce the outstanding balance of a revolving credit facility of $30 million (the "Revolving Credit Facility") by $10.0 million and to increase the statutory surplus of the Company's insurance subsidiaries by $20.0 million.

     On September 30, 2002, the Company refinanced $65 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility, as amended September 30, 2003, provides an aggregate of up to $50 million in borrowings divided between the Revolving Credit Facility of $30 million and a term loan facility (the "Term Loan Facility") of $20 million. The Revolving Credit Facility matures on September 30, 2005. The Revolving Credit Facility may be increased from time to time by the amount of repayments under the Term Loan Facility up to an additional $10 million. Such increase is subject to consent by each Revolving Credit Bank, and will take place upon receipt by the banks of the respective installment payments under the Term Loan Facility.

     Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan Facility. As a result, the current effective interest rate on the term loan as of December 31, 2004 was 2.77%.

     In June 2004, the Company reduced the outstanding Revolving Credit Facility by $10.0 million to $20 million. In September of 2004, the Company increased the outstanding Revolving Credit Facility by $5.0 million. At December 31, 2004, the amount outstanding under the Revolving Credit Facility was $25.0 million.

     The Term Loan Facility balance was reduced by $20 million through December 31, 2004 to $10 million according to scheduled repayment. Further repayment of the Term Loan Facility will take place in equal semi-annual installments of $5 million on the following dates:

DATE                                               SCHEDULED REPAYMENT   OUTSTANDING BALANCE
----                                               -------------------   -------------------
March 31, 2005...................................      $5,000,000            $5,000,000
September 30, 2005...............................       5,000,000                    --

     The Company has a total of $35 million of debt maturing in 2005. No other debt matures in the next five years.

     The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or nine months and is based on, among other rates, LIBOR, plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at December 31, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan Facility was 0.625% at December 31, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of December 31, 2004, the weighted average interest rate was 3.2825% on the $35.0 million of outstanding borrowings. As of December 31, 2003, the weighted average interest rate on the 2002 Credit Facility was 2.4% on the $50.0 million of outstanding borrowings.

     The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. Due to the net loss reported for the third quarter of 2003, the Company was in violation of the minimum fixed charge coverage test. The lenders granted the Company a waiver for this violation and amended the 2002 Credit Facility to replace the fixed charge coverage ratio requirement for the next three quarters with a minimum earnings requirement. At March 31, 2004, the Company was in violation of this minimum earnings requirement and received a waiver for this requirement in the second quarter of 2004. The Company is in compliance with the debt covenants as of and for the quarter ended December 31, 2004.

     A summary of the Company's commitments as of December 31, 2004 is presented in the following table:

                                  COMMITMENTS

DECEMBER 31, 2004             2005     2006    2007    2008    2009    THEREAFTER   TOTAL
-----------------            ------   ------   -----   -----   -----   ----------   ------
                                                     (IN MILLIONS)
Debt.......................  $ 37.7   $  1.8   $ 1.8   $ 1.8   $ 1.8     $ 73.6     $118.5
Operating leases...........     1.6      1.4     1.1     1.0     1.0        2.7        8.8
Loss and loss adjustment
  expense reserves.........   137.5    115.2    42.3    16.1    13.4       38.9      363.4
Other long-term
  liabilities(a)...........     1.7      0.3     0.4     0.4     0.4        5.8        9.0
                             ------   ------   -----   -----   -----     ------     ------
Total......................  $178.5   $118.7   $45.6   $19.3   $16.6     $121.0     $499.7
                             ======   ======   =====   =====   =====     ======     ======

-------------------------

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2005 is based on statutory surplus and income at and for the year ended December 31, 2004. Without prior regulatory approval in 2005, CNA Surety's insurance subsidiaries may pay to CNA Surety dividends of $46.8 million in the aggregate. CNA Surety received no dividends from its insurance subsidiaries in 2004. CNA Surety received dividends of $28.5 million from its insurance subsidiaries in 2003.

     Combined statutory surplus totaled $252.4 million at December 31, 2004, resulting in a net written premium to statutory surplus ratio of 1.3 to 1. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2005 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $145.0 million at Western Surety. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

     In accordance with the provisions of inter-company tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax-sharing payments from its subsidiaries of $10.9 million for 2004 and $7.4 million for 2003.

     Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of Western Surety and Surety Bonding are $18.5 million and $0.5 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 and on January 1, 2004 on substantially the same terms. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of CCC and its affiliates total $591.1 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

     Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present capital needs.

FINANCIAL CONDITION

     Investment Portfolio

     The following table summarizes the distribution of the Company's fixed income and equity portfolios at estimated fair values as of December 31, 2004 and 2003 (dollars in thousands):

                                             DECEMBER 31,              DECEMBER 31,
                                                 2004                      2003
                                              ESTIMATED       % OF      ESTIMATED       % OF
                                              FAIR VALUE     TOTAL      FAIR VALUE     TOTAL
                                             ------------    -----     ------------    -----
Fixed income securities:
U.S. Treasury securities and obligations of
  U.S. Government and agencies:
  U.S. Treasury............................    $ 56,034        7.7%      $ 21,764        3.7%
  U.S. Agencies............................       4,557        0.6          4,535        0.8
  Collateralized mortgage obligations......      18,745        2.6          8,195        1.4
  Mortgage pass-through securities.........      56,772        7.8          7,993        1.4
Obligations of states and political
  subdivisions.............................     454,617       62.3        402,411       69.2
Corporate bonds............................      99,069       13.6        103,802       17.9
Non-agency collateralized mortgage
  obligations..............................       2,081        0.3            727        0.1
Other asset-backed securities:
  Second mortgages/home equity loans.......      21,114        2.8          6,147        1.1
  Credit card receivables..................         867        0.1          5,051        0.9
  Other....................................       8,185        1.1          4,798        0.8
Redeemable preferred stock.................       6,297        0.9         14,633        2.5
                                               --------      -----       --------      -----
Total fixed income securities..............     728,338       99.8%       580,056       99.8%
Equity securities..........................       1,198        0.2          1,061        0.2
                                               --------      -----       --------      -----
Total......................................    $729,536      100.0%      $581,117      100.0%
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

     The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety by investment category, were as follows (dollars in thousands):

                                                          GROSS UNREALIZED LOSSES
                                               GROSS      -----------------------
                            AMORTIZED COST   UNREALIZED   LESS THAN    MORE THAN    ESTIMATED FAIR
DECEMBER 31, 2004              OR COST         GAINS      12 MONTHS    12 MONTHS        VALUE
-----------------           --------------   ----------   ----------   ----------   --------------
Fixed income securities:
U.S. Treasury securities
  and obligations of U.S.
  Government and agencies:
  U.S. Treasury...........     $ 55,818       $   255       $ (39)       $  --         $ 56,034
  U.S. Agencies...........        4,576            39          (9)         (49)           4,557
  Collateralized mortgage
     obligations..........       18,260           590        (105)          --           18,745
  Mortgage pass-through
     securities...........       56,696           325        (249)          --           56,772
Obligations of states and
  political
  subdivisions............      431,624        23,467        (387)         (87)         454,617
Corporate bonds...........       94,363         4,735         (27)          (2)          99,069
Non-agency collateralized
  mortgage obligations....        2,078             3          --           --            2,081
Other asset-backed
  securities:
  Second mortgages/home
     equity loans.........       20,942           241         (69)          --           21,114
  Credit card
     receivables..........          867            --          --           --              867
  Other...................        7,794           391          --           --            8,185
Redeemable preferred
  stock...................        5,356           941          --           --            6,297
                               --------       -------       -----        -----         --------
Total fixed income
  securities..............      698,374        30,987        (885)        (138)         728,338
Equity securities.........        1,084           114          --           --            1,198
                               --------       -------       -----        -----         --------
  Total...................     $699,458       $31,101       $(885)       $(138)        $729,536
                               ========       =======       =====        =====         ========

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

     The following table sets forth the ratings assigned by S&P or Moody's Investor Services, Inc. ("Moody's") of the fixed income securities portfolio of the Company as of December 31, 2004 and 2003 (dollars in thousands):

                                                      2004                      2003
                                             -----------------------   -----------------------
CREDIT RATING                                FAIR VALUE   % OF TOTAL   FAIR VALUE   % OF TOTAL
-------------                                ----------   ----------   ----------   ----------
AAA/Aaa....................................   $508,309       69.8%      $340,374       58.7%
AA/Aa......................................    109,736       15.1        116,051       20.0
A/Aa.......................................     62,342        8.6         45,187        7.8
BBB........................................     39,640        5.4         69,853       12.0
Not Rated..................................      8,311        1.1          8,591        1.5
                                              --------      -----       --------      -----
Total......................................   $728,338      100.0%      $580,056      100.0%

     As of December 31, 2004 and 2003, 99% of the Company's fixed income securities were considered investment grade by S&P or Moody's and 85% and 79% were rated at least AA by those agencies for 2004 and 2003, respectively. The Company's investments in fixed income securities do not contain any industry concentration of credit risk.

     As of December 31, 2004, municipal securities of the State of Florida, the State of Texas, the State of Illinois, and the State of Michigan and each state's related political subdivisions each represent 4.2%, 4.1%, 3.5% and 3.4%, respectively, of the estimated fair value of the Company's fixed income securities. Municipal securities of each other state individually represent less than 3.3% of the Company's fixed income portfolio.

     The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2004 in relation to the total of all fixed maturity securities by contractual maturities:

                                                               % OF       % OF
                                                              MARKET   UNREALIZED
CONTRACTUAL MATURITY                                          VALUE       LOSS
--------------------                                          ------   ----------
Due in one year or less.....................................     1%        --%
Due after one year through five years.......................     5          4
Due after five years through ten years......................    24         27
Due after ten years.........................................    29         28
Asset-backed securities.....................................    41         41
                                                               ---        ---
Total.......................................................   100%       100%
                                                               ===        ===

     The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2004 and 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

                                           DECEMBER 31, 2004              DECEMBER 31, 2003
                                      ----------------------------   ----------------------------
                                      ESTIMATED         GROSS        ESTIMATED         GROSS
UNREALIZED LOSS AGING                 FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
---------------------                 ----------   ---------------   ----------   ---------------
Fixed income securities:
Investment grade:
0-12 months.........................   $107,401        $  885         $21,074          $284
Greater than 12 months..............      5,484           138           2,224            49
                                       --------        ------         -------          ----
Total investment grade..............   $112,885        $1,023         $23,298          $333
                                       ========        ======         =======          ====

     A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. The Company follows a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. The Company has established a watch list that is reviewed by the Chief Financial Officer and one other executive officer on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.

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

     For securities for which an impairment loss has been recorded, the security is written down to fair value and the resulting losses are recognized in net realized gains/losses in the Consolidated Statements of Operations.

     For the years ended December 31, 2004, 2003, and 2002, the Company had no other-than-temporary declines in the value of its investment securities.

     Reserves for Unpaid Losses and Loss Adjustment Expenses

     The Company retains an independent actuarial firm of national standing to perform periodic actuarial analysis of the Company's loss reserves. This analysis is based on a variety of techniques that involve detailed statistical analysis of past claim reporting, settlement activity, and salvage and subrogation activity, as well as claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience or industry experience. Techniques may vary depending on the type of claim being estimated. While techniques may vary, each employs significant judgments and assumptions. The independent actuarial firm provides annually actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of its principal insurance subsidiaries.

     The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred-but-not-reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries, exclusive of reinsurance recoveries which are reported as an asset. These estimates are determined based on the Company's and surety industry loss experience as well as consideration of current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated.

     The independent actuarial firm's analysis is the primary tool that management utilizes in determining its best estimate of loss reserves. However, the carried reserve may differ from the independent actuarial firm's point estimate as a result of management's consideration of the impact of factors such as the following, especially as they relate to the current accident year:

     - Current claim activity, including the frequency and severity of current claims

     - Changes in underwriting standards and business mix such as the Company's efforts to reduce exposures to large commercial bonds

     - Changes in the claims handling process

     - Current economic conditions, especially corporate default rates and the condition of the construction economy

     Management believes that the impact of the factors listed above, and others, may not be fully quantifiable through actuarial analysis. Accordingly, management may apply its judgment of the impact of these factors, and others, to its selection of the recorded loss reserves.

     Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings and financial condition. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

     The Company recorded net loss reserve development which resulted in a decrease in the estimated liability of $0.6 million in the year ended December 31, 2004 and increases of $39.3 million and $6.2 million for the years ended December 31, 2003 and 2002, respectively. Note 7 to the accompanying Consolidated Financial Statements presents a table of the activity in the reserves for unpaid losses and loss adjustment expenses for the Company. This table highlights the impact of revisions to the estimated liability established in prior years.

     Risk Based Capital ("RBC") and Other Regulatory Ratios

     The National Association of Insurance Commissioners ("NAIC") has promulgated RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on behalf of a company or regulators. As of December 31, 2004, each of CNA Surety's insurance subsidiaries had a Ratio that was in compliance with minimum RBC requirements.

     CNA Surety's insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer generally should not exceed 3 to 1. On December 31, 2004, Western Surety and its insurance subsidiaries had a combined statutory surplus of $252.4 million and a net written premiums to surplus ratio of 1.3 to 1. On December 31, 2003, CNA Surety had a combined statutory surplus of $190.4 million and a net written premium to surplus ratio of 1.7 to 1. The Company believes that each insurance company's statutory surplus is sufficient to support its current and anticipated premium levels.

     The NAIC has also developed a rating system, the Insurance Regulatory Information System ("IRIS"), primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of twelve financial ratios that address various aspects of each insurer's financial condition and stability. In 2004 and 2003, most of the ratios for Western Surety, USA and Surety Bonding were within the "usual" ranges as defined by the NAIC, except as noted. In 2004, Western Surety's Investment Yield was outside the usual range due to a concentration of short-term and tax-exempt investments. Also, the Two Year Reserve Development to Policyholders' Surplus was outside the usual range due to adverse claim development in the third quarter of 2003. In 2003, Western Surety's Investment Yield was outside the usual range due to greater investment in tax-exempt securities. Also, the One-Year Reserve Development to Policyholders' Surplus was outside the usual range due to prior year adverse claim development. In 2003, USA's Change in Net Writings was outside the usual range due to decreased writings of contract surety bonds. In 2003, USA's Two-Year Overall Operating ratio was outside of the usual range, primarily due to increases in the loss and expense ratios. Surety Bonding's Investment Yield for 2003 was outside of the usual range primarily due to generally lower investment rates along with a concentration of short-term investments.

IMPACT OF PENDING ACCOUNTING STANDARDS

     In March of 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under EITF 03-1 an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. This new guidance for determining whether impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. As a result of the delay, during 2004, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary.

     The Company continues to evaluate the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities, including the potential impacts from any revisions to the original guidance issued. Adoption of this standard as originally issued may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and could also impact the recognition of investment income on impaired securities. Such an impact would likely increase earnings volatility in future periods. However, since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on equity.

     In December of 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment ("SFAS 123R"), that amends SFAS No. 123 ("SFAS 123"), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply this standard using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 2004) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. SFAS 123R is effective for interim or annual periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the Company's results of operations and/or equity.

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

     - the ability of the Company's contract principals to fulfill their bonded obligations;

     - the effects of corporate bankruptcies on surety bond claims, as well as on capital markets;

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

     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst-case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of December 31, 2004. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following table.

                                                                                            HYPOTHETICAL
                                                                           ESTIMATED FAIR    PERCENTAGE
                                                         HYPOTHETICAL       VALUE AFTER       INCREASE
                                       FAIR VALUE AT       CHANGE IN        HYPOTHETICAL    (DECREASE) IN
                                       DECEMBER 31,      INTEREST RATE       CHANGE IN      STOCKHOLDERS'
                                           2004        (BP=BASIS POINTS)   INTEREST RATE       EQUITY
                                       -------------   -----------------   --------------   -------------
                                                             (DOLLARS IN THOUSANDS)
U.S. Government and government
  agencies and authorities...........    $136,108      200 bp increase        $123,990           (1.8)%
                                                       100 bp increase         130,255           (0.9)
                                                       100 bp decrease         141,248            0.7
                                                       200 bp decrease         145,997            1.4
States, municipalities and political
  subdivisions.......................     454,617      200 bp increase         398,451           (8.2)
                                                       100 bp increase         426,163           (4.1)
                                                       100 bp decrease         484,149            4.3
                                                       200 bp decrease         515,785            8.9

Corporate bonds and all other........     137,613      200 bp increase         122,449           (2.2)
                                                       100 bp increase         128,147           (1.4)
                                                       100 bp decrease         141,072            0.5
                                                       200 bp decrease         148,431            1.6

Total fixed income securities........    $728,338      200 bp increase         644,890          (12.2)
                                                       100 bp increase         684,565           (6.4)
                                                       100 bp decrease         766,469            5.6
                                                       200 bp decrease         810,213           11.9

                                                                                            HYPOTHETICAL
                                                                           ESTIMATED FAIR    PERCENTAGE
                                                         HYPOTHETICAL       VALUE AFTER       INCREASE
                                       FAIR VALUE AT       CHANGE IN        HYPOTHETICAL    (DECREASE) IN
                                       DECEMBER 31,      INTEREST RATE       CHANGE IN      STOCKHOLDERS'
                                           2003        (BP=BASIS POINTS)   INTEREST RATE       EQUITY
                                       -------------   -----------------   --------------   -------------
                                                             (DOLLARS IN THOUSANDS)
U.S. Government and government
  agencies and authorities...........    $ 42,487      200 bp increase        $ 37,563           (0.8)%
                                                       100 bp increase          40,119           (0.4)
                                                       100 bp decrease          44,471            0.3
                                                       200 bp decrease          46,343            0.6
States, municipalities and political
  subdivisions.......................     402,411      200 bp increase         349,291           (8.4)
                                                       100 bp increase         375,189           (4.3)
                                                       100 bp decrease         430,247            4.4
                                                       200 bp decrease         459,412            9.0

Corporate bonds and all other........     135,158      200 bp increase         124,301           (1.7)
                                                       100 bp increase         129,346           (0.9)
                                                       100 bp decrease         140,486            0.8
                                                       200 bp decrease         146,629            1.8

Total fixed income securities........    $580,056      200 bp increase         511,155          (10.9)
                                                       100 bp increase         544,654           (5.6)
                                                       100 bp decrease         615,204            5.6
                                                       200 bp decrease         652,384           11.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that CNA Surety Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated February 25, 2005 expressed an unqualified opinion on the consolidated financial statements and financial statement schedules.

Deloitte & Touche LLP

Chicago, Illinois
February 25, 2005

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of CNA Surety Corporation (CNAS) and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. CNAS' internal control system was designed to provide reasonable assurance to the Company's management, its Audit Committee and Board of Directors regarding the preparation and fair presentation of published financial statements.

     There are inherent limitations to the effectiveness of any internal control or system of control, however well designed, including the possibility of human error and the possible circumvention or overriding of such controls or systems. Moreover, because of changing conditions the reliability of internal controls may vary over time. As a result even effective internal controls can provide no more than reasonable assurance with respect to the accuracy and completeness of financial statements and their process of preparation.

     CNAS management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal
Control -- Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

     CNAS' independent registered public accountant, Deloitte & Touche LLP, has issued an audit report covering our assessment of the Company's internal control over financial reporting. This report appears on page 42.

CNA Surety Corporation

Chicago, Illinois
February 25, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

     We have audited the accompanying consolidated balance sheets of CNA Surety Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CNA Surety Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP

Chicago, Illinois
February 25, 2005

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost:
     $698,374 and $544,201).................................  $  728,338   $  580,056
  Equity securities, at fair value (cost: $1,084 and
     $992)..................................................       1,198        1,061
  Short-term investments, at cost (approximates fair
     value).................................................      28,457       63,871
  Other investments, at fair value (cost: $1,058 and
     $1,119)................................................       1,058        1,119
                                                              ----------   ----------
     Total invested assets..................................     759,051      646,107
Cash........................................................       7,336        7,965
Deferred policy acquisition costs...........................     102,128      104,674
Insurance receivables:
  Premiums, including $11,012 and $18,394 from affiliates
     (net of allowance for doubtful accounts: $2,153 and
     $1,575)................................................      32,340       39,455
  Reinsurance, including $5,364 and $52,704 from
     affiliates.............................................      98,874      177,775
Intangible assets (net of accumulated amortization: $25,523
  and $25,523)..............................................     138,785      138,785
Current income taxes receivable.............................          --       21,315
Property and equipment, at cost (less accumulated
  depreciation and amortization: $21,600 and $18,944).......      15,358       16,556
Prepaid reinsurance premiums................................       7,955        6,432
Accrued investment income...................................       8,891        8,031
Other assets................................................       3,776        2,028
                                                              ----------   ----------
       Total assets.........................................  $1,174,494   $1,169,123
                                                              ==========   ==========

                                     LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses................  $  363,387   $  413,539
  Unearned premiums.........................................     226,019      224,068
                                                              ----------   ----------
     Total reserves.........................................     589,406      637,607
Debt........................................................      65,488       50,418
Deferred income taxes, net..................................      27,024       30,738
Current income taxes payable................................       3,491           --
Reinsurance and other payables to affiliates................         461          191
Accrued expenses............................................      17,090       14,854
Other liabilities...........................................      25,163       25,174
                                                              ----------   ----------
     Total liabilities......................................  $  728,123   $  758,982
Commitments and contingencies (See Note 6, 7, & 8)

                                STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 20,000 shares
  authorized; none issued and outstanding...................          --           --
Common stock, par value $.01 per share, 100,000 shares
  authorized; 44,423 shares issued and 43,015 shares
  outstanding at December 31, 2004 and 44,401 shares issued
  and 42,980 shares outstanding at December 31, 2003........         444          444
Additional paid-in capital..................................     255,996      255,816
Retained earnings...........................................     185,496      145,786
Accumulated other comprehensive income......................      19,551       23,351
Treasury stock, at cost.....................................     (15,116)     (15,256)
                                                              ----------   ----------
     Total stockholders' equity.............................     446,371      410,141
                                                              ----------   ----------
       Total liabilities and stockholders' equity...........  $1,174,494   $1,169,123
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2004       2003       2002
                                                         --------   --------   --------
                                                             (AMOUNTS IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
Revenues:
  Net earned premium...................................  $317,857   $304,449   $298,319
  Net investment income................................    30,181     26,301     27,754
  Net realized investment gains (losses)...............     2,751      1,826     (7,586)
                                                         --------   --------   --------
     Total revenues....................................   350,789    332,576    318,487
                                                         --------   --------   --------
Expenses:
  Net losses and loss adjustment expenses..............    87,356    172,476     94,198
  Net commissions, brokerage and other underwriting
     expenses..........................................   207,166    190,740    179,827
  Interest expense.....................................     2,260      1,523      1,708
                                                         --------   --------   --------
     Total expenses....................................   296,782    364,739    275,733
Income (loss) before income taxes......................    54,007    (32,163)    42,754
Income tax expense (benefit)...........................    14,297    (18,012)    12,635
                                                         --------   --------   --------
Net income (loss)......................................  $ 39,710   $(14,151)  $ 30,119
                                                         ========   ========   ========
Earnings (loss) per common share.......................  $   0.92   $  (0.33)  $   0.70
                                                         ========   ========   ========
Earnings (loss) per common share, assuming dilution....  $   0.92   $  (0.33)  $   0.70
                                                         ========   ========   ========
Weighted average shares outstanding....................    42,998     42,967     42,910
                                                         ========   ========   ========
Weighted average shares outstanding, assuming
  dilution.............................................    43,143     42,989     43,028
                                                         ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                COMMON                                 COMPREHENSIVE                  OTHER
                             STOCK SHARES   COMMON     ADDITIONAL         INCOME       RETAINED   COMPREHENSIVE
                             OUTSTANDING    STOCK    PAID-IN CAPITAL      (LOSS)       EARNINGS      INCOME
                             ------------   ------   ---------------   -------------   --------   -------------
                                                           (AMOUNTS IN THOUSANDS)
Balance, December 31,
  2001.....................     42,780       $442       $254,133                       $149,128      $   278
                                ======       ====       ========                       ========      =======
Comprehensive income:
Net income.................         --         --             --           30,119        30,119           --
Other comprehensive income:
  Change in unrealized
  gains on securities
  (after income taxes of
  $10,609), net of
  reclassification
  adjustment of $(16,627)
  after income taxes of
  $2,730...................         --         --             --           19,583            --       19,583
                                                                         --------
    Total comprehensive
      income...............                                              $ 49,702
                                                                         ========
Issuance of treasury stock
  to employee stock
  purchase program.........         10         --             15                             --           --
Stock options exercised and
  other....................        157          2          1,617                             --           --
Dividends paid to
  stockholders.............         --         --             --                        (19,310)          --
                                ------       ----       --------                       --------      -------
Balance, December 31,
  2002.....................     42,947       $444       $255,765                       $159,937      $19,861
                                ======       ====       ========                       ========      =======
Comprehensive income:
Net income.................         --         --             --          (14,151)      (14,151)          --
Other comprehensive income:
  Change in unrealized
  gains on securities
  (after income taxes of
  $1,380), net of
  reclassification
  adjustment of $1,618
  after income taxes of
  ($869)...................         --         --             --            3,490            --        3,490
                                                                         --------
    Total comprehensive
      income...............                                              $(10,661)
                                                                         ========
Issuance of treasury stock
  to employee stock
  purchase program.........         18         --            (71)                            --           --
Stock options exercised and
  other....................         15         --            122                             --           --
                                ------       ----       --------                       --------      -------
Balance, December 31,
  2003.....................     42,980       $444       $255,816                       $145,786      $23,351
                                ======       ====       ========                       ========      =======
Comprehensive income:
Net income.................         --         --             --           39,710        39,710           --
Other comprehensive income:
  Change in unrealized
  gains on securities
  (after income taxes of
  $2,046), net of
  reclassification
  adjustment of $1,753
  after income taxes of
  ($944)...................         --         --             --           (3,800)           --       (3,800)
                                                                         --------
    Total comprehensive
      income...............                                              $ 35,910
                                                                         ========
Issuance of treasury stock
  to employee stock
  purchase program.........         13         --            (34)                            --           --
Stock options exercised and
  other....................         22         --            214                             --           --
                                ------       ----       --------                       --------      -------
Balance, December 31,
  2004.....................     43,015       $444       $255,996                       $185,496      $19,551
                                ======       ====       ========                       ========      =======


                             TREASURY        TOTAL
                               STOCK     STOCKHOLDERS'
                             (AT COST)      EQUITY
                             ---------   -------------
                              (AMOUNTS IN THOUSANDS)
Balance, December 31,
  2001.....................  $(15,553)     $388,428
                             ========      ========
Comprehensive income:
Net income.................        --        30,119
Other comprehensive income:
  Change in unrealized
  gains on securities
  (after income taxes of
  $10,609), net of
  reclassification
  adjustment of $(16,627)
  after income taxes of
  $2,730...................        --        19,583
    Total comprehensive
      income...............
Issuance of treasury stock
  to employee stock
  purchase program.........       107           122
Stock options exercised and
  other....................        --         1,619
Dividends paid to
  stockholders.............        --       (19,310)
                             --------      --------
Balance, December 31,
  2002.....................  $(15,446)     $420,561
                             ========      ========
Comprehensive income:
Net income.................        --       (14,151)
Other comprehensive income:
  Change in unrealized
  gains on securities
  (after income taxes of
  $1,380), net of
  reclassification
  adjustment of $1,618
  after income taxes of
  ($869)...................        --         3,490
    Total comprehensive
      income...............
Issuance of treasury stock
  to employee stock
  purchase program.........       190           119
Stock options exercised and
  other....................        --           122
                             --------      --------
Balance, December 31,
  2003.....................  $(15,256)     $410,141
                             ========      ========
Comprehensive income:
Net income.................        --        39,710
Other comprehensive income:
  Change in unrealized
  gains on securities
  (after income taxes of
  $2,046), net of
  reclassification
  adjustment of $1,753
  after income taxes of
  ($944)...................        --        (3,800)
    Total comprehensive
      income...............
Issuance of treasury stock
  to employee stock
  purchase program.........       140           106
Stock options exercised and
  other....................        --           214
                             --------      --------
Balance, December 31,
  2004.....................  $(15,116)     $446,371
                             ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2004        2003       2002
                                                             ---------   --------   ---------
                                                                  (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................  $  39,710   $(14,151)  $  30,119
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization.........................      4,551      4,197       3,866
     Accretion of bond discount, net.......................      2,930      2,093       1,028
     Net realized investment (gains) losses................     (2,751)    (1,826)      7,586
Changes in:
  Insurance receivables....................................     86,016    (41,846)     37,774
  Reserve for unearned premiums............................      1,951      7,855      15,834
  Reserve for unpaid losses and loss adjustment expenses...    (50,151)   110,106     (12,378)
  Deferred policy acquisition costs........................      2,546     (8,288)     (6,598)
  Deferred income taxes, net...............................     (1,667)    (1,872)        171
  Reinsurance and other payables to affiliates.............        270    (22,811)     15,614
  Prepaid reinsurance premiums.............................     (1,523)     6,905      (7,499)
  Other assets and liabilities.............................     26,073    (15,141)         21
                                                             ---------   --------   ---------
Net cash provided by operating activities..................    107,955     25,221      85,538
                                                             ---------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed income securities:
  Purchases................................................   (270,679)   (88,311)   (239,019)
  Maturities...............................................     22,686     30,251      29,303
  Sales....................................................     93,558     53,394     142,322
Purchases of equity securities.............................       (313)      (439)    (22,870)
Proceeds from the sale of equity securities................        280        294      48,900
Changes in short-term investments..........................     35,437    (13,193)      2,942
Purchases of property and equipment........................     (3,527)    (3,903)     (3,881)
Changes in receivables/payables for securities
  sold/purchased...........................................         --         --     (11,409)
Other, net.................................................     (1,353)       (57)      3,147
                                                             ---------   --------   ---------
  Net cash (used in) provided by investing activities......   (123,911)   (21,964)    (50,565)
                                                             ---------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt...............................     30,930         --      71,000
Principal payments on debt.................................    (15,417)   (10,398)    (86,379)
Debt issuance costs........................................       (506)        --          --
Dividends to stockholders..................................         --         --     (19,310)
Issuance of treasury stock to employee stock purchase
  plan.....................................................        140        119         122
Employee stock option exercises and other..................        180          8       1,414
                                                             ---------   --------   ---------
Net cash provided by (used in) financing activities........     15,327    (10,271)    (33,153)
                                                             ---------   --------   ---------
Increase (decrease) in cash................................       (629)    (7,014)      1,820
Cash at beginning of period................................      7,965     14,979      13,159
                                                             ---------   --------   ---------
Cash at end of period......................................  $   7,336   $  7,965   $  14,979
                                                             =========   ========   =========
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest...................................................  $   2,066   $  1,260   $   2,136
Income taxes...............................................  $  (8,840)  $  5,816   $   8,000

  The accompanying notes are an integral part of these consolidated financial statements.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Formation of CNA Surety Corporation and Merger

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corp. ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety") Surety Bonding Company of America ("Surety Bonding") and Universal Surety of America ("USA"), into CNA Surety Corporation ("CNA Surety" or "Company"). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 64% of the outstanding common stock of CNA Surety. Loews Corporation ("Loews") owns approximately 91% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC").

Principles of Consolidation

     The consolidated financial statements include the accounts of CNA Surety and all majority-owned subsidiaries.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The amortized cost of fixed income securities is determined based on cost and the cumulative effect of amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. For mortgage-backed and certain asset-backed securities, the Company recognizes income using the effective-yield method based on estimated cash flows. All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Investments with an other-than-temporary decline in value are written down to fair value, resulting in losses that are included in net realized investment gains/losses.

     Short-term investments that generally include U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents, are carried at amortized cost which approximates fair value.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

Deferred Policy Acquisition Costs

     Policy acquisition costs, consisting of commissions, premium taxes and other underwriting expenses that vary with, and are primarily related to, the production of business, net of reinsurance commissions, are deferred and amortized as the related premiums are earned. The Company periodically tests that deferred acquisition costs are recoverable based on the expected profitability embedded in the reserve for unearned premium. If the expected profitability is less than the balance of deferred acquisition costs, a charge to net income is taken and the deferred acquisition cost balance is reduced to the amount determined to be recoverable. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

Intangible Assets

     CNA Surety's Consolidated Balance Sheet as of December 31, 2004 includes intangible assets of $138.8 million. These amounts represent goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure. Prior to 2002, goodwill from this and other acquisitions were generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

     A significant amount of judgment is required in performing intangible asset impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety's reporting units. Under SFAS 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of intangible assets. The excess of the recorded amount of intangible assets over the implied value of intangible assets is charged-off as an impairment loss.

     The Company completed its annual intangible asset impairment test as of October 1, 2004, whereby no impairment was indicated.

Reserves for Unpaid Losses and Loss Adjustment Expenses

     The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred-but-not-reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries, before reinsurance recoveries which are reported as an asset. These estimates are determined based on the Company's loss experience as well as consideration of industry experience, current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from recorded amounts. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in the Statement of Income in the period in which such changes are determined to be needed.

Insurance Premiums

     Insurance premiums are recognized as revenue ratably over the terms of the related policies in proportion to the insurance protection provided. Premium revenues are net of amounts ceded to reinsurers. Unearned

                    CNA SURETY CORPORATION AND SUBSIDIARIES
premiums represent the portion of premiums written, before ceded reinsurance which is shown as an asset, applicable to the unexpired terms of policies in force determined on a pro rata basis.

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

Stock-Based Compensation

     As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has not issued stock options where the exercise price is less than the fair market value of the Company's common stock on the date of grant and, accordingly, no compensation expense has been recognized.

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

Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and determined principally on a straight-line basis. Depreciation expense for 2004, 2003, and 2002 was $4.5 million, $4.2 million, and $3.9 million, respectively. The cost of maintenance and repairs is charged to income as incurred; major improvements are capitalized.

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

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The computation of earnings (loss) per share is as follows (amounts in thousands, except for per share data):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2004       2003      2002
                                                         -------   --------   -------
Net income (loss)......................................  $39,710   $(14,151)  $30,119
                                                         =======   ========   =======
Shares:
Weighted average shares outstanding....................   42,980     42,947    42,780
Weighted average shares of options exercised...........       18         20       130
                                                         -------   --------   -------
Total weighted average shares outstanding..............   42,998     42,967    42,910
Effect of dilutive options.............................      145         --       118
                                                         -------   --------   -------
Total weighted average shares outstanding, assuming
  dilution.............................................   43,143     42,967    43,028
                                                         =======   ========   =======
Earnings (loss) per share..............................  $  0.92   $  (0.33)  $  0.70
                                                         =======   ========   =======
Earnings (loss) per share, assuming dilution...........  $  0.92   $  (0.33)  $  0.70
                                                         =======   ========   =======

     No adjustments were made to reported net income (loss) in the computation of earnings per share.

Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have an impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34)" ("FIN 45"). FIN 45 clarifies the requirements of FASB SFAS No. 5, "Accounting for Contingencies" relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provided for additional disclosure requirements related to guarantees, effective for financial periods ended after December 15, 2002. Additionally, FIN 45 outlined provisions for initial recognition and measurement of the liability incurred in providing a guarantee. These provisions are applied to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 and the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial position or results of operations.

     In January 2003, FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51" ("ARB No. 51") ("FIN No. 46"). In December of 2003, the FASB issued a revision to FIN No. 46 ("FIN No. 46R"), which superceded FIN No. 46 and further clarified the application of ARB No. 51. Per ARB No. 51, as a general rule, ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary is a condition pointing toward preparation of consolidated financial statements of the parent and its subsidiary. However, application of the majority voting interest requirement of ARB No. 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. FIN No. 46R clarifies the applicability of ARB No. 51 to entities in which the equity investors do not have the characteristics of a

                    CNA SURETY CORPORATION AND SUBSIDIARIES
controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires an entity to consolidate a variable interest entity ("VIE") in which it is the primary beneficiary even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares.

     FIN 46R defines a VIE as one in which a) the equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties which is provided through other interests that will absorb some or all of the expected losses of the entity or b) the equity investors lack one or more of the following essential characteristics of a controlling financial interest i) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights or ii) the obligation to absorb the expected losses of the entity, if they occur or receive residual returns of the entity, if they occur or iii) the right to receive the expected residual returns of the entity if they occur. The primary beneficiary of a VIE is required to consolidate the results of operations of the VIE. Financial statements issued are required to disclose the nature, purpose, activities and size of the VIE and maximum exposure to loss as a result of its involvement with the VIE. The Company has adopted FIN 46R. The Company is neither a primary beneficiary of a VIE nor does it have a significant involvement with a VIE.

     In December 2002, the FASB issued SFAS No. 148 entitled "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this disclosure standard beginning with the 2002 annual financial statements. The Company has not adopted fair value accounting. The Company applies APB 25 and related interpretations, in accounting for its plans as allowed for under the provisions of SFAS 123. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date.

     In April 2003, the FASB issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of SFAS 149 did not have a significant impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer of financial instruments classifies and measures in its statement of financial position certain instruments with characteristics of both liabilities and equity. SFAS 150 modifies the accounting and financial statement disclosures of certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 affects the issuer's accounting for three types of financial instruments that are required to be accounted for as liabilities.

     SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. For all financial instruments entered into prior to May 31, 2003, SFAS 150 was effective at the beginning of the first interim period beginning after June 15, 2003, which for CNA Surety began July 1, 2003. The Company does not have any financial instruments outstanding to which provisions of SFAS 150 apply, therefore the adoption of SFAS 150 did not have any impact on the Company's financial position or results of operations.

     In March 2004, the Emerging Issues Task Force ("EITF") reached consensus on the disclosure guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its

                    CNA SURETY CORPORATION AND SUBSIDIARIES

Application to Certain Investments" ("EITF 03-1"). Under EITF 03-1 an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. This new guidance for determining whether the decline in the fair value of the investment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment pending additional implementation guidance. As a result of the delay the Company continues to apply existing accounting literature for determining when a decline in fair value is other-than-temporary.

     In May of 2004, the FASB revised FASB Staff Position ("FSP") 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2). The FSP provides accounting guidance to employers who sponsor postretirement health care plans that provide prescription drug benefits and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. This FSP was effective for the Company as of July 1, 2004, and its adoption did not have a material impact on the Company's results of operations or equity.

     In December of 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment ("SFAS 123R"), that amends SFAS No. 123 ("SFAS 123"), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply this standard using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 2004) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. SFAS 123R is effective for interim or annual periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the Company's results of operations and/or equity.

Reclassifications

     Certain amounts in 2003 and 2002 have been reclassified to conform with the current year presentation.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

2. INVESTMENTS

     The estimated fair value and amortized cost of fixed income and equity securities held by investment category, were as follows (dollars in thousands):

                                                                 GROSS UNREALIZED LOSSES
                                                      GROSS      -----------------------
                                   AMORTIZED COST   UNREALIZED   LESS THAN    MORE THAN    ESTIMATED
DECEMBER 31, 2004                     OR COST         GAINS      12 MONTHS    12 MONTHS    FAIR VALUE
-----------------                  --------------   ----------   ----------   ----------   ----------
Fixed income securities:
U.S. Treasury securities and
  obligations of U.S. Government
  and agencies:
     U.S. Treasury...............     $ 55,818       $   255       $ (39)       $  --       $ 56,034
     U.S. Agencies...............        4,576            39          (9)         (49)         4,557
     Collateralized mortgage
       obligations...............       18,260           590        (105)          --         18,745
     Mortgage pass-through
       securities................       56,696           325        (249)          --         56,772
Obligations of states and
  political subdivisions.........      431,624        23,467        (387)         (87)       454,617
Corporate bonds..................       94,363         4,735         (27)          (2)        99,069
Non-agency collateralized
  mortgage obligations...........        2,078             3          --           --          2,081
Other asset-backed securities:
  Second mortgages/home equity
     loans.......................       20,942           241         (69)          --         21,114
  Credit card receivables........          867            --          --           --            867
  Other..........................        7,794           391          --           --          8,185
Redeemable preferred stock.......        5,356           941          --           --          6,297
                                      --------       -------       -----        -----       --------
Total fixed income securities....      698,374        30,987        (885)        (138)       728,338
Equity securities................        1,084           114          --           --          1,198
                                      --------       -------       -----        -----       --------
     Total.......................     $699,458       $31,101       $(885)       $(138)      $729,536
                                      ========       =======       =====        =====       ========

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                                                 GROSS UNREALIZED LOSSES
                                                      GROSS      -----------------------
                                   AMORTIZED COST   UNREALIZED   LESS THAN    MORE THAN    ESTIMATED
DECEMBER 31, 2003                     OR COST         GAINS      12 MONTHS    12 MONTHS    FAIR VALUE
-----------------                  --------------   ----------   ----------   ----------   ----------
Fixed income securities:
U.S. Treasury securities and
  obligations of U.S. Government
  and agencies:
  U.S. Treasury..................     $ 21,267       $   497       $  --         $ --       $ 21,764
  U.S. Agencies..................        4,587            47         (99)          --          4,535
  Collateralized mortgage
     obligations.................        7,770           425          --           --          8,195
  Mortgage pass-through
     securities..................        7,607           386          --           --          7,993
Obligations of states and
  political subdivisions.........      376,961        25,604        (127)         (27)       402,411
Corporate bonds..................       96,525         7,322         (45)          --        103,802
Non-agency collateralized
  mortgage obligations...........          749            --          --          (22)           727
Other asset-backed securities:
  Second mortgages/home equity
     loans.......................        5,721           426          --           --          6,147
  Credit card receivables........        5,000            51          --           --          5,051
  Other..........................        4,619           192         (13)          --          4,798
Redeemable preferred stock.......       13,395         1,238          --           --         14,633
                                      --------       -------       -----         ----       --------
Total fixed income securities....      544,201        36,188        (284)         (49)       580,056
Equity securities................          992            69          --           --          1,061
                                      --------       -------       -----         ----       --------
     Total.......................     $545,193       $36,257       $(284)        $(49)      $581,117
                                      ========       =======       =====         ====       ========

     The Company's insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 2004, securities on deposit had an aggregate carrying value of $3.4 million.

     Short-term investments are generally comprised of U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents.

     The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at December 31, 2004 and 2003 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

                                                  2004                         2003
                                       --------------------------   --------------------------
                                       AMORTIZED   ESTIMATED FAIR   AMORTIZED   ESTIMATED FAIR
                                         COST          VALUE          COST          VALUE
                                       ---------   --------------   ---------   --------------
Fixed Income Securities:
Due within one year..................  $ 52,045       $ 52,186      $  1,006       $  1,016
Due after one year but within five
  years..............................    44,305         45,513        70,709         74,381
Due after five years but within ten
  years..............................   350,909        371,964       267,010        286,356
Due after ten years..................   144,478        150,911       174,010        185,392
                                       --------       --------      --------       --------
                                        591,737        620,574       512,735        547,145
Mortgage pass-through securities,
  collateralized mortgage obligations
  and asset-backed securities........   106,637        107,764        31,466         32,911
                                       --------       --------      --------       --------
                                       $698,374       $728,338      $544,201       $580,056
                                       ========       ========      ========       ========

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     Major categories of net investment income of available-for-sale securities were as follows (dollars in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Investment income:
  Fixed income securities...............................  $29,682   $26,152   $25,764
  Equity securities.....................................       87       306     1,213
  Short-term investments................................    1,396       556     1,359
  Other investments.....................................      (17)       25       135
                                                          -------   -------   -------
  Total investment income...............................   31,148    27,039    28,471
Investment expenses.....................................     (967)     (738)     (717)
                                                          -------   -------   -------
Net investment income...................................  $30,181   $26,301   $27,754
                                                          =======   =======   =======

     Net unrealized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   ------   --------
Net realized investment gains (losses):
  Fixed income securities:
     Gross realized investment gains....................  $ 2,702   $2,276   $  9,515
     Gross realized investment losses...................      (10)      (5)      (608)
                                                          -------   ------   --------
       Net realized investment gains (losses) on fixed
          income securities.............................  $ 2,692   $2,271   $  8,907
                                                          -------   ------   --------
  Equity securities:
     Gross realized investment gains....................  $    63   $    4   $  1,672
     Gross realized investment losses...................       (4)      (9)   (17,405)
                                                          -------   ------   --------
       Net realized investment gains (losses) on equity
          securities....................................  $    59   $   (5)  $ 15,733)
                                                          -------   ------   --------
     Other..............................................  $    --   $ (440)  $   (760)
                                                          -------   ------   --------
  Net realized investment gains (losses)................  $ 2,751   $1,826   $ (7,586)
                                                          =======   ======   ========
  Net change in unrealized gains (losses):
     Fixed income securities............................  $(5,891)  $4,681   $ 23,435
     Equity securities..................................  $    45   $  160   $  6,769
     Other..............................................  $    --   $  527   $    (76)
                                                          -------   ------   --------
       Total net change in unrealized gains (losses)....  $(5,846)  $5,368   $ 30,128
                                                          -------   ------   --------
  Net realized gains (losses) and change in unrealized
     gains (losses).....................................  $(3,095)  $7,194   $ 22,542
                                                          =======   ======   ========

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2004 in relation to the total of all fixed income securities by contractual maturities:

                                                               % OF       % OF
                                                              MARKET   UNREALIZED
CONTRACTUAL MATURITY                                          VALUE       LOSS
--------------------                                          ------   ----------
Due in one year or less.....................................     1%        --%
Due after one year through five years.......................     5          4
Due after five years through ten years......................    24         27
Due after ten years.........................................    29         28
Asset-backed securities.....................................    41         41
                                                               ---        ---
Total.......................................................   100%       100%
                                                               ===        ===

     The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2004 and 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

                                                DECEMBER 31, 2004         DECEMBER 31, 2003
                                             -----------------------   -----------------------
                                                            GROSS                     GROSS
                                             ESTIMATED    UNREALIZED   ESTIMATED    UNREALIZED
UNREALIZED LOSS AGING                        FAIR VALUE      LOSS      FAIR VALUE      LOSS
---------------------                        ----------   ----------   ----------   ----------
Fixed income securities:
Investment grade:
0-12 months................................   $107,401      $  885      $21,074        $284
Greater than 12 months.....................      5,484         138        2,224          49
                                              --------      ------      -------        ----
Total investment grade.....................   $112,885      $1,023      $23,298        $333
                                              ========      ======      =======        ====

     There were no non-investment grade fixed income or equity securities in an unrealized loss position at December 31, 2004 or 2003.

3. DEBT

     In May 2004, the Company, through a wholly-owned trust, privately issued $30 million of preferred securities through two pooled transactions. These securities bear interest at a rate London Interbank Offered Rate ("LIBOR") plus
337.5 basis points with a 30-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (the "Issuer Trust"). The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is $75.0 million, consisting of annual dividend payments of $1.5 million over 30 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of December 31, 2004, the interest rate on the junior subordinated debenture was 5.665%.

     On September 30, 2002, the Company refinanced $65 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility, as amended September 30, 2003, provides an aggregate of up to $50.0 million in borrowings divided between a revolving credit facility (the "Revolving Credit Facility") of $30.0 million and a term loan facility (the "Term

                    CNA SURETY CORPORATION AND SUBSIDIARIES

Loan Facility") of $20.0 million. The Revolving Credit Facility matures on September 30, 2005. The Revolving Credit Facility may be increased from time to time by the amount of repayments under the Term Loan Facility up to an additional $10.0 million. Such increase is subject to consent by each bank participating in the Revolving Credit Facility, and will take place upon receipt by the banks of the respective installment payments under the Term Loan Facility.

     Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan Facility which fixed the previously floating interest rate. As a result, the effective interest rate on the term loan as of December 31, 2004 was 2.77%.

     In June 2004, the Company reduced the outstanding Revolving Credit Facility by $10.0 million to $20 million. In September of 2004, the Company increased the outstanding Revolving Credit Facility by $5.0 million. The Term Loan Facility balance was reduced by $20 million through December 31, 2004 according to the scheduled repayments and payment schedules. Further repayments and payment of the Term Loan Facility will take place in equal semi-annual installments of $5.0 million on the following dates:

DATE                                               SCHEDULED REPAYMENTS   OUTSTANDING BALANCE
----                                               --------------------   -------------------
March 31, 2005...................................       $5,000,000            $5,000,000
September 30, 2005...............................        5,000,000                    --

     The Company has a total of $35 million of debt maturing in 2005. No other debt matures in the next five years.

     The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or nine months and is based on, among other rates, LIBOR, plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at December 31, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan Facility was 0.625% at December 31, 2004 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of December 31, 2004, the weighted average interest rate was 3.2825% on the $35.0 million of outstanding borrowings. As of December 31, 2003, the weighted average interest rate on the 2002 Credit Facility was 2.4% on the $50.0 million of outstanding borrowings.

     The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. Due to the net loss reported for the third quarter of 2003, the Company was in violation of the minimum fixed charge coverage test. The lenders granted the Company a waiver for this violation and amended the 2002 Credit Facility to replace the fixed charge coverage ratio requirement for the next three quarters with a minimum earnings requirement. At March 31, 2004, the Company was in violation of this minimum earnings requirement and received a waiver for this requirement in the second quarter of 2004. The Company is in compliance with the debt covenants as of and for the quarter ended December 31, 2004.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

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

     The carrying amounts and estimated fair values of financial instruments at December 31, 2004 and 2003 were as follows (dollars in thousands):

                                                     2004                    2003
                                             ---------------------   ---------------------
                                             CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Fixed income securities....................  $728,338    $728,338    $580,056    $580,056
Equity securities..........................     1,198       1,198       1,061       1,061
Short-term investments.....................    28,457      28,457      63,871      63,871
Other investments..........................     1,058       1,058       1,119       1,119
Cash.......................................     7,336       7,336       7,965       7,965
Debt.......................................    65,488      65,488      50,418      50,418

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

5. DEFERRED POLICY ACQUISITION COSTS AND OTHER OPERATING EXPENSES

     Policy acquisition costs deferred and the related amortization of deferred policy acquisition costs were as follows (dollars in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2004        2003        2002
                                                    ---------   ---------   ---------
Balance at beginning of period....................  $ 104,674   $  96,386   $  89,788
  Costs deferred..................................    147,925     149,938     145,589
  Amortization....................................   (150,471)   (141,650)   (138,991)
                                                    ---------   ---------   ---------
Balance at end of period..........................  $ 102,128   $ 104,674   $  96,386
                                                    =========   =========   =========

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     Net commissions, brokerage and other underwriting expenses were comprised as follows (dollars in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Amortization of deferred policy acquisition costs....  $150,471   $141,650   $138,991
Other operating expenses.............................    56,695     49,090     40,836
                                                       --------   --------   --------
  Net commissions, brokerage and other underwriting
     expenses........................................  $207,166   $190,740   $179,827
                                                       ========   ========   ========

6. REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede insurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to insurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company evaluates the financial condition of its reinsurers, assesses the need for allowances for uncollectible amounts and monitors concentrations of credit risk. At December 31, 2004, CNA Surety's largest reinsurance receivable from an affiliate, CCC, an A (Excellent) rated company by A.M. Best Company, Inc. ("A.M. Best"), was approximately $5.4 million. At December 31, 2004, CNA Surety's largest reinsurance receivable from a non-affiliate reinsurer was approximately $16.9 million with a company rated A+ (Superior) by A.M. Best.

     The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):

                                           YEARS ENDED DECEMBER 31,
                        ---------------------------------------------------------------
                               2004                  2003                  2002
                        -------------------   -------------------   -------------------
                        WRITTEN     EARNED    WRITTEN     EARNED    WRITTEN     EARNED
                        --------   --------   --------   --------   --------   --------
Direct................  $267,371   $238,309   $195,786   $168,510   $148,186   $137,957
Assumed...............   122,046    149,158    175,589    195,004    211,706    206,146
Ceded.................   (71,133)   (69,610)   (52,165)   (59,065)   (53,238)   (45,784)
                        --------   --------   --------   --------   --------   --------
Net Premiums..........  $318,284   $317,857   $319,210   $304,449   $306,654   $298,319
                        ========   ========   ========   ========   ========   ========

     Assumed premiums primarily includes all surety business written or renewed, net of reinsurance, by CCC and CIC, and their affiliates, after the Merger Date that is reinsured by Western Surety pursuant to inter-company reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company's ability to write business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of the assumed business.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                YEARS ENDED DECEMBER 31,
                                 -------------------------------------------------------
                                      2004               2003                 2002
                                 ---------------   -----------------     ---------------
                                    $      RATIO      $       RATIO         $      RATIO
                                 -------   -----   --------   ------     -------   -----
Gross losses and loss
  adjustment expenses..........  $65,550   16.9%   $257,016     70.7%    $76,199   22.1%
(Increase) decrease in
  reinsurance recoverables.....   21,806   31.3%    (84,540)  (143.1)%    17,999   39.3%
                                 -------           --------              -------
Net losses and loss adjustment
  expenses.....................  $87,356   27.5%   $172,476     56.7%    $94,198   31.6%
                                 =======           ========              =======

     During 2004, the Company reduced certain gross reserves, with corresponding reductions in ceded reserves, reflecting changes in estimates of incurred-but-not-reported reserves for large losses and the associated estimates of reinsurance recoverables. Although there is no impact to net losses and loss adjustment expenses, these actions did result in unusual fluctuations in the gross and ceded amounts shown above. The reduction in reinsurance recoverables in 2002 resulted from the settlement of claims related to the bankruptcy of Enron Corporation. This settlement resulted in the reduction of previously established gross loss reserves and a corresponding reduction to previously established reinsurance recoverables.

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

Excess of Loss Reinsurance

2004 Third Party Reinsurance Compared to 2003 Third Party Reinsurance

     Effective January 1, 2004, CNA Surety entered into a new excess of loss treaty ("2004 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaces the $45 million excess of $15 million per principal coverage, as well as the $40 million excess of $60 million per principal and the $3 million excess of $12 million coverage that had been provided by CCC. The significant differences between the 2004 Excess of Loss Treaty and the Company's 2003 Excess of Loss Treaty are as follows. The annual aggregate coverage increased from $110 million in 2003 to $157 million in 2004. The premium for the 2004 Excess of Loss Treaty was $50.6 million (net of expected return premium) compared to a total of $42.0 million of reinsurance premiums paid in 2003 (net of expected return premium) for the $45 million excess of $15 million, the $40 million excess of $60 million and the $3 million excess of $12 million treaties. The contract also included an optional twelve-month extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered in 2005 on bonds that were in force during 2004. The Company did not elect to purchase the extended discovery period because it obtained coverage for 2005 under a new treaty. The 2004 Excess of Loss Treaty also provided for somewhat less restrictive special acceptance provisions for larger contract accounts than those contained in the 2003 Excess of Loss Treaty and somewhat less restrictive special acceptance provisions for larger contract accounts than those contained in the 2003 Excess of Loss Treaty.

     In addition to the one large contract principal (described later as the "large national contractor") and the two commercial principals excluded (based upon class of business), the Company's reinsurers had excluded three other contract principals from the 2003 Excess of Loss Treaty, for a total of six excluded principals. The

                    CNA SURETY CORPORATION AND SUBSIDIARIES
large national contractor and the two commercial principals remain excluded from the 2004 Excess of Loss Treaty. Of the two commercial principals, one is a domestic electric utility with an estimated bonded exposure of $38 million as of December 31, 2004 and is currently rated B- by Standard and Poor's ("S&P"). This rating was increased from CCC+ during the third quarter of 2004 due to significant recapitalization efforts by the principal. The bonded exposure will decline over the term of the bond that extends until 2007. The other is a foreign industrial enterprise that fulfilled its bonded obligations in the second quarter of 2004, so the Company no longer has any exposure.

     With respect to the three excluded contract principals other than the large national contractor, two contract principals have completed asset sales and other reorganization efforts and have been accepted into the 2004 Excess of Loss Treaty. The Company received claims related to the third contract principal in 2003, making it ineligible for inclusion in the 2004 Excess of Loss Treaty. The Company believes it is adequately reserved for any exposure related to this principal and is currently not providing bonds to this principal.

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

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2004 and expires on December 31, 2004 and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2004.

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

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There has been no adverse reserve development for the period from September 30, 1997 (date of inception) through December 31, 2004.

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

     The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three

                    CNA SURETY CORPORATION AND SUBSIDIARIES
full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to
(i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2004, the Company had billed and received $54.9 million under the Stop Loss Contract, of which $29.9 million was received in 2004.

     The Excess of Loss Contract provided the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provided $75 million of coverage for losses in excess of the $60 million per principal. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provided unlimited coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries paid to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The two Excess of Loss Contracts collectively provided coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. Both Excess of Loss Contracts commenced following the Merger Date and continued until September 30, 2002. The discovery period for losses covered by the Excess of Loss Contracts extends until September 30, 2006.

     Effective October 1, 2002, the Company secured replacement excess of loss protection from CCC for per principal losses that exceed $60 million in two parts -- a) $40 million excess of $60 million and b) $50 million excess of $100 million. This excess of loss protection is primarily necessary to support contract surety accounts with bonded backlogs or work-in-process in excess of $60 million. The Company generally limits exposure on new large commercial surety accounts to $25 million. In addition to the foregoing structural changes in its high layer excess of loss reinsurance programs, the cost for these protections increased significantly as compared to the cost of the two previous Excess of Loss Contracts. The $40 million excess of $60 million contract is for a three year term beginning October 1, 2002 and provides annual aggregate coverage of $80 million and $120 million aggregate coverage for the entire three year term.

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

     Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. Accordingly, the $40 million excess of $60 million contract with CCC was commuted effective January 1, 2004. As part of this commutation, the Company has received a commutation payment of $10.9 million from CCC. As of December 31, 2003 the full amount of the commutation payment had been recognized as a receivable. The Company and CCC entered into a new $40 million excess of $60 million reinsurance contract providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. This contract is effective from

                    CNA SURETY CORPORATION AND SUBSIDIARIES

January 1, 2004 to December 31, 2004. The premium for this contract is $3.0 million plus an additional premium of $6 million if a loss is ceded under this contract.

     The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expired on December 31, 2003. The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract is $6.0 million plus an additional premium of $14 million if a loss is ceded under this contract.

     As of December 31, 2004 and December 31, 2003, CNA Surety had an insurance receivable balance from CCC and CIC of $16.4 million and $71.1 million. CNA Surety had reinsurance payables to CCC and CIC of $0.3 million as of December 31, 2004. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2003.

Large National Contractor

     The Company has provided significant surety bond protection guaranteeing projects undertaken by the large national contract principal that is excluded from the Company's third party reinsurance. The related party reinsurance available to the Company for this principal and the credit extended to the principal by affiliates of the Company are described below.

     If the Company should suffer any losses that are discovered prior to September 30, 2006 arising from bonds issued to the contractor with effective dates of September 30, 2002 and prior, the Company would retain the first $60 million of losses on bonds written, and CCC would incur 100% of losses above $60 million pursuant to the extended discovery provisions of the two Excess of Loss treaties that expired on September 30, 2002. Any losses discovered after September 30, 2006 on bonds with effective dates prior to September 30, 2002 would be covered up to $150 million pursuant to the $50 million excess of $100 million contract with CCC described above and a twelve month contract with CCC effective January 1, 2004 that provides $40 million excess of $60 million reinsurance coverage exclusively for the national contractor.

     For bonds that the Company has written after September 30, 2003, in addition to the coverage provided by excess of loss reinsurance treaties described above ($40 million excess of $60 million and $50 million excess of $100 million) the Company and CCC have entered into facultative reinsurance in connection with larger bonds. The Company's exposure on bonds written from October 1, 2002 through October 31, 2003 was limited to $20 million per bond. For bonds written between November 1, 2003 and December 31, 2004, the Company's exposure was $14.7 million. For bonds written subsequent to December 31, 2004, the Company's exposure will be limited to 10% of policyholders' surplus.

CNAF Credit Facility

     Commencing in 2003, CNAF has provided loans through a credit facility in order to help the large national contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million at December 31, 2003. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of December 31, 2004 and 2003, $99 million and $80 million had been advanced under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $29 million and $26 million of the loans outstanding as of December 31, 2004 and 2003, respectively, and has agreed to a participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

     Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided

                    CNA SURETY CORPORATION AND SUBSIDIARIES
collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2004 and 2003, these guarantees and collateral obligations aggregated $13 million and $7 million.

     The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNAF has recorded an impairment charge of $56 million pretax ($36 million after-tax) in the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the credit facility. Any draws under the credit facility beyond $106 million or further changes in the large national contractor's business plan or projections may necessitate further impairment charges.

     The Company intends to continue to provide surety bonds on behalf of the contractor during the restructuring period, subject to the contractor's initial and ongoing compliance with the Company's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. While the Company believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its extended restructuring plan or perform its contractual obligations under the Company's surety bonds could have a material adverse effect on CNA Surety's results of operations, cash flow and equity. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, to be approximately $200 million pretax. However, the related party reinsurance treaties discussed above should limit the Company's per principal loss exposure to approximately $60 million.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

7. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Reserves at beginning of period:
Gross................................................  $413,539   $303,433   $315,811
Ceded reinsurance....................................   158,357    137,301    166,318
                                                       --------   --------   --------
Net reserves at beginning of period..................   255,182    166,132    149,493
                                                       --------   --------   --------
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period.....    87,969    133,186     88,018
  Increase (decrease) in provision for insured events
     of prior periods................................      (613)    39,290      6,180
                                                       --------   --------   --------
     Total net incurred..............................    87,356    172,476     94,198
                                                       --------   --------   --------
Net payments attributable to:
  Current period events..............................     7,125     23,859     12,727
  Prior period events................................    88,857     59,567     64,832
                                                       --------   --------   --------
     Total net payments..............................    95,982     83,426     77,559
                                                       --------   --------   --------
Net reserves at end of period........................   246,556    255,182    166,132
Ceded reinsurance at end of period...................   116,831    158,357    137,301
                                                       --------   --------   --------
     Gross reserves at end of period.................  $363,387   $413,539   $303,433
                                                       ========   ========   ========

     The Company recorded net loss reserve development which resulted in a decrease of the estimated liability of $0.6 million for the year ended December 31, 2004 and increases in the estimated liability of $39.3 million, $6.2 million for the years ended December 31, 2003 and 2002, respectively. The decrease in the estimated liability recorded in 2004 for prior accident years resulted from loss adjustment expense payments related to prior accident years that were lower than previously expected. Adverse claim trends in the 2001 and 2002 accident years, particularly increased claim severity on large commercial accounts, had resulted in increased gross and net incurred loss and loss adjustment expenses for the two years ended December 31, 2003.

     Incurred loss and loss adjustment expenses for the year ended December 31, 2003 included net adverse development on prior accident years of $39.3 million that primarily relates to accident years 2001 and 2002 and changes in estimates of large losses resulting from the material adverse claim activity in the third quarter of 2003. The $39.3 million of net adverse development recorded in 2003 was a result of previously unexpected claim activity reported during the third quarter of 2003. First, additional contract bond claims were received during the third quarter of 2003 on a contractor that had filed for bankruptcy in February, 2003. Upon review and verification of these new claims, the existing case reserve was increased by $7.2 million, net of applicable reinsurance. Second, a demand was made during the third quarter of 2003 against a $45 million insurance program bond issued on behalf of a national trucking concern that was now in bankruptcy. This demand was in contradiction of previous information provided by the obligee on the bond. Based on this new information, management reserved the full remaining limits on this bond which resulted in $15 million of net adverse development after the application of available reinsurance. Third, claims were also received in the third quarter of 2003 on worker's compensation self insurance bonds written between 1975 and 1986 on behalf of two principals. After verifying coverage and obtaining supporting actuarial information on the underlying

                    CNA SURETY CORPORATION AND SUBSIDIARIES
workers' compensation claims, the Company increased the case reserves on these bonds by $8.4 million, net of applicable reinsurance. Fourth, after receiving a demand on another insurance program bond in the third quarter of 2003, management identified an outstanding insurance program bond written on behalf of a contractor now in bankruptcy. Based on recent experience with this type of bond, which typically has few defenses available to the surety, and in particular with the obligees on this bond, management recorded a loss provision on this bond of $6 million. Finally, management determined that the case reserve on a particular claim was insufficient due to the amount of legal fees that the Company was incurring on the case. Based on their estimate of future legal expenses, management increased the reserve on this bond by $3 million.

     In addition to the net unfavorable loss reserve development, the higher net loss ratio in 2003 primarily relates to net reserve additions of approximately $49.0 million for the 2003 accident year due to material adverse loss severity on the Company's branch commercial and contract business. The net additions to reserves for the 2003 accident year resulted from three large contract bond claims totaling $28 million incurred in 2003, an approximately $15 million net loss on an insurance program bond for a now bankrupt large commercial account, and changes in estimates of large losses resulting from this significant adverse claim activity.

     Incurred loss and loss adjustment expenses for the year ended December 31, 2002 included $17 million on a gross basis and $12 million on a net basis (after reinsurance) related to the September 2002 bankruptcy of a large national trucking concern.

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation ("Enron") subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of December 31, 2004, the Company has billed a total of $37.1 million to its reinsurers. Seven reinsurers responsible for payment of 63% of the treaty proceeds either have paid their portions of the claim or have reached agreement with the Company and paid the Company to commute the entire reinsurance treaty under which the Enron claim was made. Pursuant to the treaty, the Company demanded and began arbitration proceedings against the two other reinsurers who have not paid their portions of the claim or commuted their treaties. Management believes that these reinsurers do not have valid defenses under the reinsurance treaties to avoid payment, and that the Company will fully recover all reinsurance recoverable recorded related to this settlement. As such, the Company has not recorded a reduction with respect to these reinsurance recoverable of $13.7 million as of December 31, 2004.

8. COMMITMENTS AND CONTINGENCIES

     At December 31, 2004 the future minimum commitment under operating leases was as follows: 2005 -- $1.6 million; 2006 -- $1.4 million; 2007 -- $1.1 million, 2008 -- $1.0 million and 2009 -- $1.0 million and thereafter -- $2.7 million. Total rental expense for 2004, 2003 and 2002 was $5.1 million, $4.6 million, and $4.0 million, respectively.

     The Company is party to various lawsuits arising in the normal course of business, some seeking material damages. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

9. INCOME TAXES

     The components of deferred income taxes as of December 31, 2004 and 2003 were as follows (dollars in thousands):

                                                               2004      2003
                                                              -------   -------
Deferred tax assets related to:
  Unearned premium reserve..................................  $14,416   $14,568
  Loss and loss adjustment expense reserve..................    4,286     5,355
  Accrued expenses..........................................    1,663     1,646
  Other.....................................................    8,632     3,885
                                                              -------   -------
     Total deferred tax assets..............................   28,997    25,454
                                                              -------   -------
Deferred tax liabilities related to:
  Deferred policy acquisition costs.........................   35,745    36,636
  Intangible assets.........................................    5,650     5,650
  Unrealized gains on securities............................   10,527    12,573
  Other.....................................................    4,099     1,333
                                                              -------   -------
     Total deferred tax liabilities.........................   56,021    56,192
                                                              -------   -------
Net deferred tax liability..................................  $27,024   $30,738
                                                              =======   =======

     CNA Surety and its subsidiaries file a consolidated federal income tax return.

     The income tax provisions consisted of the following (dollars in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2004       2003      2002
                                                         -------   --------   -------
Federal current........................................  $15,672   $(16,218)  $12,210
Federal deferred.......................................   (1,667)    (1,872)      171
State..................................................      292         78       254
                                                         -------   --------   -------
Total income tax expense (benefit).....................  $14,297   $(18,012)  $12,635
                                                         =======   ========   =======

     A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2004   2003     2002
                                                              ----   -----    ----
Federal statutory rate......................................  35.0%  (35.0)%  35.0%
Tax exempt income deduction.................................  (9.4)  (14.9)   (9.4)
Non-deductible expenses.....................................   0.3     0.5     0.5
State income tax, net of federal income tax benefit.........   0.5     0.2     0.4
Other.......................................................   0.1    (6.8)    3.1
                                                              ----   -----    ----
Total income tax expense (benefit)..........................  26.5%  (56.0)%  29.6%
                                                              ====   =====    ====

10. EMPLOYEE BENEFITS

     CNA Surety sponsors a tax deferred savings plan ("401(k) plan") covering substantially all of its employees. Prior to December 31, 1999, the Company matched 70% of the participating employee's

                    CNA SURETY CORPORATION AND SUBSIDIARIES
contribution up to 6% of eligible compensation (4.2% maximum matching). Effective January 1, 2000, the Company match was increased to 100% of the participating employee's contribution up to 3% of eligible compensation and 50% of the participating employee's contribution between 3% and 6% of eligible compensation (4.5% maximum matching). Effective January 1, 2004, the Company implemented an additional basic contribution for eligible 401(k) plan participants of 3% (if under age 45) or 5% (if 45 or older) of eligible compensation. In addition, the Company may also make an annual discretionary profit sharing contribution to the 401(k) plan, subject to the approval of the Company's Board of Directors. The profit sharing contribution may be restricted by plan and regulatory limitations. The Company contribution, including profit sharing, to the 401(k) plan was $3.5 million, $2.3 million, and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     CNA Surety established the CNA Surety Corporation Deferred Compensation Plan, effective April 1, 2000. The Company established and maintains the Plan as an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees. The purpose of the Plan is to permit designated employees of the Company and participating affiliates to accumulate additional retirement income through a nonqualified deferred compensation plan that enables them to defer compensation to which they will become entitled in the future. The Company holds equity securities with a fair value of $1.2 million as of December 31, 2004 in respect of this deferred compensation plan.

     The post retirement benefit plan that provides medical benefits has been determined to be actuarially equivalent to Medicare Part D on an estimated basis under the rules provided in final regulations issued January 21, 2005. As such, the federal subsidy to plan sponsors under the Medicare Modernization Act ("MMA") has been recognized in the accounting for that plan.

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

     The following table sets forth the plans' combined accumulated postretirement benefit obligation at the beginning and end of the last two fiscal years (dollars in thousands):

                                                               2004      2003
                                                              -------   ------
Reconciliation of benefit obligation
  Benefit obligation at beginning of the year...............  $ 5,992   $5,398
  Service cost..............................................      149      195
  Interest cost.............................................      339      337
  Plan amendment............................................       --      (63)
  Effect of Medicare Modernization Act......................   (1,241)      --
  Curtailment...............................................       --       57
  Actuarial loss............................................      129      283
  Benefits and expenses paid................................     (183)    (215)
                                                              -------   ------
  Benefit obligation at end of year.........................  $ 5,185   $5,992
                                                              =======   ======

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The following table sets forth the plans' combined funded status reconciled with the amount shown in the Company's statement of financial position at December 31, 2004 and December 31, 2003 (dollars in thousands):

                                                               2004      2003
                                                              -------   -------
Reconciliation of funded status
  Funded status.............................................  $(5,185)  $(5,992)
  Unrecognized prior service cost...........................     (996)     (967)
  Unrecognized net loss.....................................     (372)      546
                                                              -------   -------
  Accrued benefit cost......................................  $(6,553)  $(6,413)
                                                              =======   =======

     The Company expects to contribute $0.2 million to the post-retirement benefit plans to pay benefits in 2005. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. These amounts are shown both gross and net of the federal subsidy to plan sponsors under the MMA.

                                         BEFORE IMPACT OF FEDERAL SUBSIDY   NET OF FEDERAL SUBSIDY
                                         --------------------------------   ----------------------
2005...................................               $  186                        $  186
2006...................................                  208                           178
2007...................................                  236                           206
2008...................................                  273                           240
2009...................................                  311                           277
2010-2014..............................                1,595                         1,354

     The Company's post-retirement health care plan is unfunded; the accumulated post-retirement benefit obligation and plan assets for that plan are $4.6 million and $0, respectively.

     The Company's post-retirement sick leave plan is unfunded; the accumulated post-retirement benefit obligation and plan assets for that plan are $0.6 million and $0, respectively.

     The plans' combined net periodic post-retirement benefit cost for the last three fiscal years included the following components (dollars in thousands):

                                                              2004   2003   2002
                                                              ----   ----   ----
Net periodic benefit cost
  Service cost at end of year...............................  $149   $195   $137
  Interest cost.............................................   340    337    302
  Expected return on assets.................................    --     --     --
  Prior service cost........................................  (162)  (154)  (131)
  Curtailment...............................................    --     --    (44)
  Recognized net actuarial (gain)...........................    (4)    (8)   (10)
                                                              ----   ----   ----
  Net periodic benefit cost.................................  $323   $370   $254
                                                              ====   ====   ====

     The 2005 benefit cost is expected to be reduced by approximately $.2 million as a result of the MMA.

                                                              2004    2003   2002
                                                              -----   ----   ----
Key Assumptions
  Discount rate.............................................  5.875%   6.5%   6.5%
  Initial health care cost trend, pre-Medicare..............    8.0%   8.0%   7.0%
  Initial health care cost trend, post-Medicare.............   10.0%  10.0%   9.0%
  Ultimate health care cost trend...........................    5.0%   5.0%   5.0%
  Year in which ultimate trend is reached...................   2010   2009   2006

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the benefit obligation as of December 31, 2004 by $0.8 million and increase the aggregate of service cost and interest cost for the year then ended by $0.1 million. Decreasing the assumed health care cost trend rates by 1 percentage point in each year would decrease the benefit obligation as of December 31, 2004 by $0.7 million and decrease the aggregate of service cost and interest cost for the year then ended by $0.1 million.

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

     The following table summarizes stock option activity for 2004, 2003 and 2002.

                                                                                WEIGHTED
                                                                             AVERAGE OPTION
                                                            SHARES SUBJECT     PRICE PER
                                                              TO OPTION          SHARE
                                                            --------------   --------------
Balance at December 31, 2001..............................    1,663,287          $13.18
  Options granted.........................................      325,800          $ 9.35
  Options cancelled.......................................     (172,419)         $13.03
  Options exercised.......................................     (146,725)         $ 9.63
                                                              ---------
Balance at December 31, 2002..............................    1,669,943          $12.76
  Options granted.........................................      344,500          $ 9.52
  Options cancelled.......................................     (277,051)         $12.96
  Options exercised.......................................       (3,000)         $ 2.56
                                                              ---------
Balance at December 31, 2003..............................    1,734,392          $12.11
  Options granted.........................................      356,425          $12.04
  Options cancelled.......................................     (369,263)         $12.23
  Options exercised.......................................      (22,313)         $ 9.73
                                                              ---------
Balance at December 31, 2004..............................    1,699,241          $12.09
                                                              =========

                    CNA SURETY CORPORATION AND SUBSIDIARIES

     As of December 31, 2004, the number of shares available for granting of options under the Plan was 741,502.

]The following table summarizes information about stock options outstanding at December 31, 2004:

                                         OPTIONS OUTSTANDING
                          -------------------------------------------------        OPTIONS EXERCISABLE
                                        WEIGHTED AVERAGE                      ------------------------------
                            NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------  -----------   ----------------   ----------------   -----------   ----------------
$2.875 to $3.50.......        3,950        0.7 years            $ 3.50            3,950          $ 3.50
$9.35 to $11.50.......      823,798        7.0 years            $10.22          508,398          $10.68
$13.05 to $15.875.....      871,493        6.7 years            $13.91          468,822          $15.23

     The weighted average fair market value (at grant date) per option granted was $3.82, $3.72 and $3.69 respectively, for options granted during 2004, 2003 and 2002. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2004: risk free interest rate of 1.1%; dividend yield of 0.0%; expected option life of six years; and volatility of 30.4%. Similar assumptions for the years ended December 31, 2003 and 2002 were: risk free interest rate of 1.10% and 1.50%; dividend yield of 0.0%; expected option life of 6 years; and volatility of 39.8%.

     The Company applies the intrinsic value method per APB 25 and related interpretations, in accounting for its plans as allowed for under the provisions of SFAS 123 with respect to its stock-based incentive plans. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date.

     The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS 123 to stock based compensation under the Company's stock-based compensation plan.

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2004         2003          2002
                                                         ----------   -----------   ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)......................................   $39,710      $(14,151)     $30,119
Less: Total stock based compensation cost determined
  under the fair value method, net of tax..............      (616)         (118)         (12)
                                                          -------      --------      -------
Pro forma net income (loss)............................   $39,094      $(14,269)     $30,107
                                                          =======      ========      =======
Basic and diluted earnings (loss) per share, as
  reported.............................................   $  0.92      $  (0.33)     $  0.70
                                                          =======      ========      =======
Basic and diluted earnings (loss) per share, pro
  forma................................................   $  0.91      $  (0.33)     $  0.70
                                                          =======      ========      =======

     Effective January 1, 1998, the Company established the CNA Surety Corporation Non-Employee Directors Deferred Compensation Plan. Under this plan, each director who is not a full-time employee of the Company or any of its affiliates may defer all or a portion of the annual retainer fee that would otherwise be paid to such director. The deferral amount, which must be in multiples of 10% of the retainer fee, will be credited to a deferred compensation account and will be deemed invested in Common Stock Units equal to the deferred fees divided by the fair market value of CNA Surety common stock as of each quarterly meeting date. Each director will be fully vested in his or her deferred compensation amount. Aggregate common stock units outstanding as of December 31, 2004 and 2003 were 15,079 and 12,932, respectively. Common Stock Units are convertible into CNA Surety common stock at the election of the director.

12. SEGMENT INFORMATION

     The Company is a leading provider of surety and fidelity bonds in the United States. According to the Surety Association of America ("SAA"), the surety and fidelity segment of the domestic property and

                    CNA SURETY CORPORATION AND SUBSIDIARIES
casualty insurance industry aggregates approximately $5.0 billion in direct written premiums, comprised of approximately $3.7 billion in surety premiums and $1.3 billion in fidelity premiums.

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

                                       GROSS WRITTEN PREMIUMS FOR THE YEARS ENDED
                                 ------------------------------------------------------
                                            % OF               % OF               % OF
                                   2004     TOTAL     2003     TOTAL     2002     TOTAL
                                 --------   -----   --------   -----   --------   -----
Contract.......................  $221,577    56.9%  $208,472    56.1%  $197,875    55.0%
Commercial:
  License and permit...........    81,502    20.9     83,554    22.5     85,787    23.9
  Judicial and fiduciary.......    22,590     5.8     24,075     6.5     25,358     7.0
  Public official..............    23,911     6.2     21,330     5.7     18,861     5.2
  Other........................     7.890     2.0      4,774     1.3      4,033     1.1
                                 --------   -----   --------   -----   --------   -----
Total commercial...............   135,893    34.9    133,733    36.0    134,039    37.2
Fidelity and other.............    31,947     8.2     29,170     7.9     27,978     7.8
                                 --------   -----   --------   -----   --------   -----
                                 $389,417   100.0%  $371,375   100.0%  $359,892   100.0%
                                 ========   =====   ========   =====   ========   =====
Domestic.......................  $381,655    98.0%  $363,290    97.8%  $348,010    96.7%
International..................     7.762     2.0      8,085     2.2     11,882     3.3
                                 --------   -----   --------   -----   --------   -----
                                 $389,417   100.0%  $371,375   100.0%  $359,892   100.0%
                                 ========   =====   ========   =====   ========   =====

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                        NET WRITTEN PREMIUMS FOR THE YEARS ENDED
                                 ------------------------------------------------------
                                            % OF               % OF               % OF
                                   2004     TOTAL     2003     TOTAL     2002     TOTAL
                                 --------   -----   --------   -----   --------   -----
Contract.......................  $172,274    54.1%  $184,449    57.8%  $172,633    56.3%
Commercial.....................   115,454    36.3    106,899    33.5    107,290    35.0
Fidelity and other.............    30,556     9.6     27,862     8.7     26,731     8.7
                                 --------   -----   --------   -----   --------   -----
                                 $318,284   100.0%  $319,210   100.0%  $306,654   100.0%
                                 ========   =====   ========   =====   ========   =====
Domestic.......................  $311,620    97.9   $311,125    97.5%  $297,385    97.0%
International..................     6,664     2.1      8,085     2.5      9,269     3.0
                                 --------   -----   --------   -----   --------   -----
                                 $318,284   100.0%  $319,210   100.0%  $306,654   100.0%
                                 ========   =====   ========   =====   ========   =====

     Approximately $68.1 million, or 17.5%, of gross written premiums were generated from national insurance brokers in 2004 with the single largest national broker production comprising $18.5 million, or 4.7%, of gross written premiums. In 2003, approximately $61.2 million, or 16.5%, of gross written premiums were generated from national insurance brokers with the single largest national broker production comprising $19.2 million, or 5.2%, of gross written premiums. In 2002, approximately $72.4 million, or 20.1%, of gross written premiums were generated from national insurance brokers with the single largest national broker production comprising $28.3 million, or 7.9%, of gross written premiums.

13. STATUTORY FINANCIAL DATA (UNAUDITED)

     CNA Surety's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by applicable insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as guidance provided in a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. The Company's insurance subsidiaries follow three permitted accounting practices which did not have a material effect on reported statutory surplus or income. The Company was given permission to report activity in the Small Business Administration's Surety Bond Guarantee program as a reinsurance program and to report all salvage and subrogation recoveries as recoveries of loss rather than allocating recoveries between loss and loss adjustment expenses. Also, Surety Bonding has been given permission to report ceding commissions received from Western Surety that exceed the acquisition costs related to the business ceded as a reduction to commission expense. Historically, the principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles are that statutory financial statements do not reflect deferred policy acquisition costs, deferred income taxes are recorded but there are limitations as to the amount of deferred tax assets that may be reported as "admitted" assets and fixed income securities are generally carried at amortized cost in statutory financial statements.

     The following table reconciles consolidated stockholders' equity at December 31, 2004 and 2003 as reported herein in conformity with GAAP with total statutory capital and surplus of CNA Surety's insurance

                    CNA SURETY CORPORATION AND SUBSIDIARIES
subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities (dollars in thousands):

                                                                2004        2003
                                                              ---------   ---------
Consolidated equity per GAAP................................  $ 446,371   $ 410,141
Less: Impact of non-insurance companies and eliminations....    (53,151)    (28,921)
                                                              ---------   ---------
Insurance company equity per GAAP...........................    499,522     439,062
Intangible assets...........................................   (133,361)   (133,361)
Net unrealized gain on fixed income securities..............    (28,412)    (34,178)
Deferred policy acquisition costs...........................   (102,128)   (104,674)
Deferred income taxes, net..................................     40,478      45,159
Non-admitted assets and statutory reserves..................    (23,453)    (21,586)
Other.......................................................       (232)         --
                                                              ---------   ---------
Balance per statutory accounting practices..................  $ 252,414   $ 190,422
                                                              =========   =========

     The NAIC has promulgated Risk Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by a company or regulators. As of December 31, 2004 each of CNA Surety's insurance subsidiaries had a Ratio that was in compliance with the minimum RBC requirements.

     CNA Surety's insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of each insurance subsidiary in excess of a statutorily prescribed minimum is available for payment of dividends to the parent company. However, such distributions as dividends may be subject to prior regulatory approval. Without prior regulatory approval in 2005, CNA Surety's insurance subsidiaries may pay dividends of $46.8 million in the aggregate. Combined statutory surplus for the insurance subsidiaries at December 31, 2004 was $252.4 million.

14. RELATED PARTY TRANSACTIONS

     The Company has the following related party transactions not previously described in Note 6. Reinsurance.

     Effective January 1, 2001, CNA Surety renewed an Administrative Services Agreement with CCC. The agreement allows the Company to purchase and/or have access to certain services provided by CNAF. The Company will also pay CNAF a management fee for its proportionate share of administrative and overhead costs incurred in supporting the services provided pursuant to this agreement. The management fee for the year 2005 is $1.9 million that shall be paid by CNA Surety to CNAF in equal monthly installments by the last day of each month. The amounts paid were $1.8 million, $1.7 million, and $1.6 million for 2004, 2003, and 2002, respectively. The management fee shall be increased as of January 1, the "adjustment date", of each year this Administrative Services Agreement is in force by the greater of 5% or the amount of the increase in

                    CNA SURETY CORPORATION AND SUBSIDIARIES
the Consumer Price Index for All Urban Consumers for the Chicago, Illinois area as reported by the Bureau of Labor Statistics for the 12 month period immediately preceding the adjustment date. The agreement was amended in 2003 to allow CCC to purchase services from the Company. In 2004 and 2003, CCC paid the Company $0.5 million for services in connection with licensing and appointing CCC's insurance producers as required by state insurance laws. This agreement shall be effective so long as CNAF or their affiliates or shareholders shall continue to own a majority interest in CNA Surety. This agreement may be terminated by either party upon the provision of 30 days prior notice of such termination to the other party.

     The Company was charged $7.4 million, $6.1 million, and $5.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, for rents and services provided under the Administrative Services Agreement. In addition, the Company was charged $0.8 million, $1.4 million and $1.0 million for direct costs incurred by CCC on the Company's behalf during 2004, 2003 and 2002, respectively. The Company had no payable balance to CCC related to the Administrative Services Agreement as of December 31, 2004.

     Western Surety has entered into a series of business transactions with entities in which an affiliate of CCC has an interest. The first series involves five separate real estate residual value insurance policies issued by R.V.I. America Insurance Company ("RVI -- America") reinsured by Western Surety through the Quota Share Treaty. RVI America is a wholly owned subsidiary of R.V.I. America Corporation, which is a wholly owned subsidiary of R.V.I. Guaranty Company Ltd. of Bermuda ("RVI -- Bermuda"), an unconsolidated affiliate of CCC. The transactions involve policies with limits totaling approximately $11.5 million. CCC is reinsuring the full extent of RVI -- America's exposure on the policies. Pursuant to the Quota Share Treaty, Western Surety is, in turn, reinsuring all of CCC's exposures on the policies. Western Surety is reinsuring all of its exposure on the policies with RVI-Bermuda, a non-admitted reinsurer. The policy limits range from $1,665,077 to $2,954,164 with an average policy limit of approximately $2.3 million and total limits of all policies of $11,539,510. Net premium amounts retained in 2000 relative to these reinsurance transactions totaled $519,278 as follows: RVI -- America, $51,928; CCC, $130,858; Western Surety, $67,298; and RVI -- Bermuda, $269,194.

     In addition from time to time Western Surety provided surety bonds guaranteeing insurance payments of certain companies to CCC and its affiliates under retrospectively rated insurance policies underwritten by CCC and its affiliates. Under the terms of these bonds, referred to as insurance program bonds, if the principal, the insured company, failed to make required a required premium payment, CCC and its affiliates would have a claim against the Company under the bond. The Company now has a policy not to issue such bonds to companies insured by CCC and its affiliates. The last such bond was written in 2001 and currently bonds with $13.9 million of total penal sums remain as of December 31, 2004.

     Western Surety from time to time provides license and permit bonds and appeal bonds to CCC and its affiliates and to clients of CCC and its affiliates. Under procedures established by the Audit Committee, the Company may issue appeal bonds for CCC and its affiliates and their clients with penal sums of $10 million or less without prior Audit Committee approval as long as those bonds meet the Company's normal underwriting standards, the rates charged are market rates and that the Company has received the indemnity of CCC. Bonds greater than $10 million require the prior approval of the Audit Committee. As of December 31, 2004, the total amount of the outstanding appeal and license and permit bonds written on behalf of CCC and its affiliates was approximately $65.3 million, which was comprised of 42 bonds. Western Surety has entered into indemnity agreements with CCC and its affiliates indemnifying Western Surety for any loss arising from the issuance of appeal bonds for CCC and its affiliates. The premium for these bonds was approximately $503,000 in 2004 and $440,000 in 2003.

                    CNA SURETY CORPORATION AND SUBSIDIARIES

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2004, 2003, and 2002 (dollars in thousands, except per share amounts):

                                                 FIRST    SECOND     THIRD     FOURTH
                                                QUARTER   QUARTER   QUARTER    QUARTER
                                                -------   -------   --------   -------
2004
Revenues......................................  $84,404   $84,667   $ 90,950   $90,768
                                                =======   =======   ========   =======
Income before income taxes....................  $ 8,119   $13,884   $ 15,194   $16,810
Income taxes..................................    1,745     3,699      4,220     4,633
                                                -------   -------   --------   -------
Net income....................................  $ 6,374   $10,185   $ 10,974   $12,177
                                                =======   =======   ========   =======
Basic and diluted earnings per common share...  $  0.15   $  0.24   $   0.25   $  0.28
                                                =======   =======   ========   =======
2003
Revenues......................................  $78,635   $84,596   $ 84,162   $85,183
                                                =======   =======   ========   =======
Income (loss) before income taxes.............  $15,380   $15,966   $(77,507)  $13,998
Income taxes..................................    4,391     4,283    (30,088)    3,402
                                                -------   -------   --------   -------
Net income (loss).............................  $10,989   $11,683   $(47,419)  $10,596
                                                =======   =======   ========   =======
Basic and diluted earnings per common share...  $  0.26   $  0.27   $  (1.10)  $  0.24
                                                =======   =======   ========   =======
2002
Revenues......................................  $74,049   $84,464   $ 85,529   $74,445
                                                =======   =======   ========   =======
Income before income taxes....................  $15,392   $18,819   $  3,715   $ 4,828
Income taxes..................................    4,835     5,917      1,098       785
                                                -------   -------   --------   -------
Net income....................................  $10,557   $12,902   $  2,617   $ 4,043
                                                =======   =======   ========   =======
Basic and diluted earnings per common share...  $  0.25   $  0.30   $   0.06   $  0.09
                                                =======   =======   ========   =======

16. SUBSEQUENT EVENT

     On October 27, 2004, the Company announced that it had tentatively agreed to sell all of its financial interest in United Kingdom ("UK") based DeMontfort Group, Ltd. to HCC Insurance Holdings, Inc. The agreement covers CNA Surety's 34% ownership in the common shares and certain preferred shares and indebtedness of the DeMontfort Group. The transaction settled on January 5, 2005. The Company expects to realize a gain of approximately $2.0 million before the effect of income taxes in the first quarter 2005, however the decision to sell the investment is not otherwise expected to have a material impact on the Company's ongoing operations or financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of December 31, 2004, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Based on their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made to them in a timely manner.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The independent registered public accounting firm of the Company also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in the Company's 2004 Financial Statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and are incorporated herein by reference.

     There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15 (f) under the Exchange Act) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

     The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on April 26, 2005, not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Items 10 through 14 will appear in the Proxy Statement and is incorporated herein by reference.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Financial Statement Schedules:
Schedule I -- Summary of Investments........................   81
Schedule II -- Condensed Financial Information of
  Registrant................................................   82
Schedule III -- Supplementary Insurance Information.........   86
Schedule IV -- Reinsurance..................................   87
Schedule V -- Valuation and Qualifying Accounts.............   88
Schedule VI -- Supplemental Information Concerning
  Property -- Casualty Insurance Operations.................   89
(a)(3) Exhibits.............................................   90

                                                                      SCHEDULE I

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                        AS OF DECEMBER 31, 2004 AND 2003

                                                                  AS OF DECEMBER 31, 2004
                                                              -------------------------------
                                                               COST OR
                                                              AMORTIZED     FAIR     CARRYING
                                                                COST       VALUE      VALUE
                                                              ---------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...  $135,350    $136,108   $136,108
  States, municipalities and political subdivisions.........   431,624     454,617    454,617
  All other corporate bonds.................................   126,044     131,316    131,316
  Redeemable preferred stock................................     5,356       6,297      6,297
                                                              --------    --------   --------
     Total fixed income securities..........................   698,374     728,338    728,338
                                                              --------    ========   --------
Equity securities...........................................     1,084       1,198      1,198
Short-term investments......................................    28,457                 28,457
Other investments...........................................     1,058                  1,058
                                                              --------               --------
     Total investments......................................  $728,973               $759,051
                                                              ========               ========

                                                                  AS OF DECEMBER 31, 2003
                                                              -------------------------------
                                                               COST OR
                                                              AMORTIZED     FAIR     CARRYING
                                                                COST       VALUE      VALUE
                                                              ---------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Fixed Income Securities:
  U.S. Government and government agencies and authorities...  $ 41,231    $ 42,487   $ 42,487
  States, municipalities and political subdivisions.........   376,961     402,411    402,411
  All other corporate bonds.................................   112,614     120,525    120,525
  Redeemable preferred stock................................    13,395      14,633     14,633
                                                              --------    --------   --------
     Total fixed income securities..........................   544,201     580,056    580,056
                                                              --------    ========   --------
Equity securities...........................................       992       1,061      1,061
Short-term investments......................................    63,871                 63,871
Other investments...........................................     1,119                  1,119
                                                              --------               --------
     Total investments......................................  $610,183               $646,107
                                                              ========               ========

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                                 BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
                                       ASSETS
Investments in and advances to subsidiaries.................   $510,844     $448,162
Fixed income securities (amortized cost: $4,803 and
  $5,175)...................................................      6,358        6,347
Equity investments (cost: $1,080 and $991)..................      1,198        1,061
Short-term investments, at cost (which approximates fair
  value)....................................................      5,798       14,089
Cash (restricted: $1,761 and $5,971)........................      1,762        5,973
Other assets................................................        544           --
                                                               --------     --------
  Total assets..............................................   $526,504     $475,632
                                                               ========     ========

                                     LIABILITIES
Debt........................................................   $ 65,720     $ 50,002
Other liabilities...........................................     14,413       15,489
                                                               --------     --------
  Total liabilities.........................................     80,133       65,491
                                                               --------     --------

                                STOCKHOLDERS' EQUITY
Common stock................................................        444          444
Additional paid-in capital..................................    255,997      255,816
Retained earnings...........................................    185,495      145,786
Accumulated other comprehensive income......................     19,551       23,351
Treasury stock, at cost.....................................    (15,116)     (15,256)
                                                               --------     --------
  Total stockholders' equity................................    446,371      410,141
                                                               --------     --------
     Total liabilities and stockholders' equity.............   $526,504     $475,632
                                                               ========     ========

     The accompanying note is an integral part of these condensed financial statements.

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                              STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2004       2003      2002
                                                              -------   --------   -------
                                                                 (AMOUNTS IN THOUSANDS)
Revenues:
  Net investment income.....................................  $ 1,262   $    923   $   713
  Net realized investment gains (losses)....................       40         81        (4)
                                                              -------   --------   -------
     Total revenues.........................................    1,302      1,004       709
                                                              -------   --------   -------
Expenses:
  Interest expense..........................................    2,248      1,491     1,656
  Corporate expense.........................................    6,419      6,781     3,706
                                                              -------   --------   -------
     Total expenses.........................................    8,667      8,272     5,362
                                                              -------   --------   -------
Loss from operations before income taxes and equity in net
  income of subsidiaries....................................   (7,365)    (7,268)   (4,653)
Income taxes................................................   (2,573)    (2,867)   (1,629)
                                                              -------   --------   -------
Net loss before equity in net income of subsidiaries........   (4,792)    (4,401)   (3,024)
Equity in net income (loss) of subsidiaries.................   44,502     (9,750)   33,143
                                                              -------   --------   -------
Net income (loss)...........................................  $39,710   $(14,151)  $30,119
                                                              =======   ========   =======

     The accompanying note is an integral part of these condensed financial statements.

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $ 39,710   $(14,151)  $ 30,119
     Cash dividends from subsidiaries.......................        --     28,012     31,162
     Tax payments received from (paid to) subsidiaries......    (6,172)     7,362      9,894
     Federal and state income tax (payments) receipts.......     8,988     (5,816)    (8,000)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Equity in net income of subsidiaries.................   (44,502)     9,750    (33,143)
       Change in other assets and liabilities...............    (4,100)    (5,878)      (759)
                                                              --------   --------   --------
Net cash provided by operating activities...................    (6,076)    19,279     29,273
                                                              --------   --------   --------
INVESTING ACTIVITIES:
  Net advances from (to) subsidiaries.......................      (496)     2,423     (9,713)
  Capital contributions to subsidiaries.....................   (20,350)    (4,898)        --
  Net sales of fixed income securities......................       180        507         19
  Net purchases of equity securities........................       (92)      (231)      (853)
  Changes in short-term investments.........................     8,291     (5,328)     5,900
  Other.....................................................    (1,414)      (134)       (62)
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........   (13,881)    (7,661)    (4,709)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Proceeds from debt........................................    30,930         --     71,000
  Principal payments on debt................................   (15,000)   (10,000)   (86,000)
  Debt issuance costs.......................................      (506)        --         --
  Dividends to stockholders.................................        --         --    (19,310)
  Issuance of treasury stock to employee stock purchase
     plan...................................................       140        119        122
  Employee stock option exercises...........................       181          8      1,414
                                                              --------   --------   --------
Net cash used in financing activities.......................    15,745     (9,873)   (32,774)
                                                              --------   --------   --------
Increase (decrease) in cash.................................    (4,211)     1,745     (8,210)
Cash at beginning of period.................................     5,973      4,228     12,438
                                                              --------   --------   --------
Cash at end of period.......................................  $  1,762   $  5,973   $  4,228
                                                              ========   ========   ========

     The accompanying note is an integral part of these condensed financial statements.

                             CNA SURETY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)

                                                                     SCHEDULE II

                    NOTE TO CONDENSED FINANCIAL INFORMATION

1. RESTRICTED CASH AND SHORT TERM INVESTMENTS

     As of December 31, 2004 and December 31, 2003, short-term investments and cash included $5.1 million and $6.6 million, respectively, of restricted cash related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

                                                                    SCHEDULE III

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                         AS OF AND FOR THE YEARS ENDED
                        DECEMBER 31, 2004, 2003 AND 2002

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs...........................  $102,128   $104,674
                                                              ========   ========
Unpaid losses and loss adjustment expense reserves..........  $363,387   $413,539
                                                              ========   ========
Unearned premiums...........................................  $226,019   $224,068
                                                              ========   ========
Other policy claims and benefits payable....................  $     --   $     --
                                                              ========   ========
Net premium revenue.........................................  $317,857   $304,449   $298,319
                                                              ========   ========   ========
Net investment income.......................................  $ 30,181   $ 26,301   $ 27,754
                                                              ========   ========   ========
Benefits, claims, losses and settlement expenses............  $ 87,356   $172,476   $ 94,198
                                                              ========   ========   ========
Amortization of deferred policy acquisition costs...........  $150,471   $141,650   $138,991
                                                              ========   ========   ========
Other operating expenses....................................  $ 56,695   $ 49,090   $ 40,836
                                                              ========   ========   ========
Net premiums written........................................  $318,284   $319,210   $306,654
                                                              ========   ========   ========

                                                                     SCHEDULE IV

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                         PERCENTAGE
                                                   CEDED TO      ASSUMED                 OF AMOUNT
                                         GROSS       OTHER      FROM OTHER      NET       ASSUMED
                                         AMOUNT    COMPANIES   COMPANIES(1)    AMOUNT      TO NET
                                        --------   ---------   ------------   --------   ----------
                                                          (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2004
Premiums written:
  Property and casualty insurance.....  $267,371    $71,133      $122,046     $318,284      38.3%
                                        --------    -------      --------     --------      ----
     Total premiums written...........  $267,371    $71,133      $122,046     $318,284      38.3%
                                        ========    =======      ========     ========      ====
Premiums earned:
  Property and casualty insurance.....  $238,309    $69,610      $149,158     $317,857      46.9%
                                        --------    -------      --------     --------      ====
     Total premiums earned............  $238,309    $69,610      $149,158     $317,857      46.9%
                                        ========    =======      ========     ========      ====
YEAR ENDED DECEMBER 31, 2003
Premiums written:
  Property and casualty insurance.....  $195,786    $52,165      $175,589     $319,210      55.0%
                                        --------    -------      --------     --------      ----
     Total premiums written...........  $195,786    $52,165      $175,589     $319,210      55.0%
                                        ========    =======      ========     ========      ====
Premiums earned:
  Property and casualty insurance.....  $168,510    $59,065      $195,004     $304,449      64.1%
                                        --------    -------      --------     --------      ----
     Total premiums earned............  $168,510    $59,065      $195,004     $304,449      64.1%
                                        ========    =======      ========     ========      ====
YEAR ENDED DECEMBER 31, 2002
Premiums written:
  Property and casualty insurance.....  $148,186    $53,238      $211,706     $306,654      69.0%
                                        --------    -------      --------     --------      ----
     Total premiums written...........  $148,186    $53,238      $211,706     $306,654      69.0%
                                        ========    =======      ========     ========      ====
Premiums earned:
  Property and casualty insurance.....  $137,957    $45,784      $206,146     $298,319      69.1%
                                        --------    -------      --------     --------      ----
     Total premiums earned............  $137,957    $45,784      $206,146     $298,319      69.1%
                                        ========    =======      ========     ========      ====

-------------------------

(1) Primarily from affiliates.

                                                                      SCHEDULE V

                    CNA SURETY CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                            ADDITIONS
                                                     -----------------------
                                        BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                        END OF
                                        OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
                                        ----------   ----------   ----------   -------------   ----------
                                                             (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2004
  Allowance for possible losses on
     premiums receivable..............    $1,575       $ 910        $  --          $ 332         $2,153
                                          ======       =====        =====          =====         ======
  Allowance for possible losses on
     reinsurance receivable...........    $   --       $  --        $  --          $  --         $   --
                                          ======       =====        =====          =====         ======
YEAR ENDED DECEMBER 31, 2003
  Allowance for possible losses on
     premiums receivable..............    $1,365       $ 963        $  --          $(753)        $1,575
                                          ======       =====        =====          =====         ======
  Allowance for possible losses on
     reinsurance receivable...........    $   --       $  --        $  --          $  --         $   --
                                          ======       =====        =====          =====         ======
YEAR ENDED DECEMBER 31, 2002
  Allowance for possible losses on
     premiums receivable..............    $2,614       $(363)       $  --          $(886)        $1,365
                                          ======       =====        =====          =====         ======
  Allowance for possible losses on
     reinsurance receivable...........    $   --       $  --        $  --          $  --         $   --
                                          ======       =====        =====          =====         ======

-------------------------

(1) Write-offs charged against allowance.

                                                                     SCHEDULE VI

                    CNA SURETY CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2004        2003         2002
                                                              --------   ----------   ----------
                                                                         (AMOUNTS IN THOUSANDS)
Deferred policy acquisition costs...........................  $102,128    $104,674
                                                              ========    ========
Reserves for unpaid claims and claim adjustment expenses....  $363,387    $413,539
                                                              ========    ========
Discount (if any) deducted..................................  $     --    $     --
                                                              ========    ========
Unearned premiums...........................................  $226,019    $224,068
                                                              ========    ========
Net premium revenue.........................................  $317,857    $304,449     $298,319
                                                              ========    ========     ========
Net investment income.......................................  $ 30,181    $ 26,301     $ 27,754
                                                              ========    ========     ========
Net claims and claim expenses incurred related to:
  Current year..............................................  $ 87,969    $133,186     $ 88,018
                                                              ========    ========     ========
  Prior years...............................................  $   (613)   $ 39,290     $  6,180
                                                              ========    ========     ========
Amortization of deferred policy acquisition costs...........  $150,471    $141,650     $138,991
                                                              ========    ========     ========
Net paid claims and claim adjustment expenses...............  $ 95,982    $ 83,426     $ 77,559
                                                              ========    ========     ========
Net premiums written........................................  $318,284    $319,210     $306,654
                                                              ========    ========     ========

(a)(3) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2(1)     Reorganization Agreement dated as of December 19, 1996 among
           Capsure Holdings Corp., Continental Casualty Company, CNA
           Surety Corporation, Surety Acquisition Company and certain affiliates of Continental Casualty Company (filed on
           December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.'s
           Form 8-K, and incorporated herein by reference.)
  2(2)     First Amendment to the Reorganization Agreement dated as of
           July 14, 1997 among Capsure Holdings Corp., Continental
           Casualty Company, CNA Surety Corporation, Surety Acquisition
           Company and certain affiliates of Continental Casualty
           Company (filed on July 16, 1997 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference.)
  3(1)     Certificate of Incorporation of CNA Surety Corporation dated
           December 10, 1996 (filed on August 15, 1997 as Exhibit
           3(1)to CNA Surety Corporation's Registration Statement on
           Form S-4 (Registration No. 333-33753), and incorporated
           herein by reference.)
  3(2)     Amendment to Certificate of Incorporation of CNA Surety
           Corporation dated May 27, 1997 (filed on August 15, 1997 as
           Exhibit 3(2) to CNA Surety Corporation's Registration
           Statement on Form S-4 (Registration No. 333-33753), and
           incorporated herein by reference.)
  3(3)     Bylaws of CNA Surety Corporation (filed on August 15, 1997 as Exhibit 3(3) to CNA Surety Corporation's Registration
           Statement on Form S-4 (Registration No. 333-33753), and
           incorporated herein by reference.)
  3(4)     Amendment to Bylaws of CNA Surety Corporation (filed on
           September 23, 1998 as Exhibit 4(3) to CNA Surety
           Corporation's Registration Statement on Form
           S-8(Registration No. 333-64135), and incorporated herein by reference.)
  4(1)     Specimen certificate of CNA Surety Corporation (filed on
           August 15, 1997 as Exhibit 4(1) to CNA Surety Corporation's
           Registration Statement on Form S-4 (Registration No.
           333-33753), and incorporated herein by reference.)
  9        Not applicable.
 10(1)     Form of The CNA Surety Corporation Replacement Stock Option
           Plan (filed on August 15, 1997 as Exhibit 10(12) to CNA
           Surety Corporation's Registration Statement on Form
           S-4(Registration No. 333-33753), and incorporated herein by reference.)
 10(2)     Form of CNA Surety Corporation 1997 Long-Term Equity
           Compensation Plan (filed on August 15, 1997 as Exhibit
           10(13) to CNA Surety Corporation's Registration Statement on
           Form S-4 (Registration No. 333-33753), and incorporated
           herein by reference.)
 10(3)     Form of Aggregate Stop Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on December 27, 1996 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference.)
 10(4)     Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on December 27, 1996 as Exhibit 2 to Capsure
           Holdings Corp.'s Form 8-K, and incorporated herein by
           reference.)
 10(5)     Surety Second Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on July 9, 1998 as Exhibit 10(14) to CNA
           Surety Corporation's Registration Statement on Form
           S-1(Registration No. 333-56063), and incorporated herein by reference.)
 10(6)     Form of 10% Quota Share Treaty by and between Western Surety
           Company and Continental Casualty Company (filed on November
           14, 2002 as Exhibit 10(1) to CNA Surety Corporation's Form
           10-Q, and incorporated herein by reference.)
 10(7)     Form of Surety Quota Share Treaty by and between Western
           Surety Company and Continental Casualty Company.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10(8)     Revised Form of Surety Excess of Loss Reinsurance Contract
           by and between Western Surety Company, Universal Surety of
           America, Surety Bonding Company of America and Continental
           Casualty Company (filed on May 14, 2003 as Exhibit 10(1) to
           CNA Surety Corporation's Form 10-Q, and incorporated herein by reference.)
 10(9)     Placement Slip for Surety Excess of Loss Reinsurance
           Contract by and between Western Surety Company, Universal
           Surety of America, Surety Bonding Company of America and
           Continental Casualty Company (filed on March 26, 2003 as
           Exhibit 10(12) to CNA Surety Corporation's Form 10-K, and
           incorporated herein by reference.)
 10(10)    Endorsement No. 1 to the Surety Excess of Loss Reinsurance
           Contract by and between Western Surety Company, Universal
           Surety of America, Surety Bonding Company of America and
           Continental Casualty Company (filed on November 13, 2003 to
           CNA Surety Corporation's Form 10-Q, and incorporated herein by reference.)
 10(11)    Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company (filed on March 15, 2004 as Exhibit 10(12) to CNA
           Surety Corporation's Form 10-K, and incorporated herein by reference.)
 10(12)    Endorsement to 10(11) Form of Surety Excess of Loss
           Reinsurance Contract by and between Western Surety Company,
           Universal Surety of America, Surety Bonding Company of
           America and Continental Casualty Company (filed on March 15,
           2004 as Exhibit 10(12) to CNA Surety Corporation's Form
           10-K, and incorporated herein by reference.)
 10(13)    Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company.
 10(14)    Form of Surety Excess of Loss Reinsurance Contract by and
           between Western Surety Company, Universal Surety of America,
           Surety Bonding Company of America and Continental Casualty
           Company.
 10(15)    Credit Agreement between CNA Surety Corporation and LaSalle
           Bank National Association Surety (filed on November 14, 2002 as Exhibit 10(3) to CNA Surety Corporation's Form 10-Q, and
           incorporated herein by reference.)
 10(16)    Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on March 26,
           2003 as Exhibit 10(9) to CNA Surety Corporation's Form 10-K,
           and incorporated herein by reference.)
 10(17)    Second Amendment to Credit Agreement between CNA Surety
           Corporation and LaSalle Bank National Association (filed on
           November 13, 2003 as Exhibit 10(2) to CNA Surety
           Corporation's Form 10-Q, and incorporated herein by
           reference.)
 10(18)    Third Amendment to Credit Agreement between CNA Surety
           Corporation and LaSalle Bank National Association (filed on
           November 13, 2003 as Exhibit 10(2) to CNA Surety
           Corporation's Form 10-Q, and incorporated herein by
           reference.)
 10(19)    Form of Services and Indemnity Agreement by and between
           Western Surety Company and Continental Casualty Company.
 10(20)    Employment Agreement dated as of June 30, 2003 by and
           between CNA Surety Corporation and John F. Welch (filed on
           August 12, 2003 as Exhibit 10(1) to CNA Surety Corporation's
           Form 10-Q, and incorporated herein by reference.)
 10(21)    Form of CNA Surety Corporation Non-Employee Directors
           Deferred Compensation Plan (filed on July 9, 1998 as Exhibit
           10(15) to CNA Surety Corporation's Registration Statement on
           Form S-1 (Registration No. 333-56063), and incorporated
           herein by reference.)
 10(22)    Form of CNA Surety Corporation Deferred Compensation Plan
           (filed on March 24, 2000 as Exhibit 10(18) to CNA Surety
           Corporation's Annual Report on Form 10-K, and incorporated herein by reference.)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10(23)    Form of CNA Surety Corporation 2000 Employee Stock Purchase
           Plan (filed on January 26, 2001 (incorporated by reference)
           to CNA Surety Corporation's Registration Statement on Form
           S-8 (Registration No. 333-54440), and incorporated herein by reference.)
 10(24)    Deferred Bonus Agreement dated as of January 13, 2003 by and between CNA Surety Corporation and Michael Dougherty (filed on March 26, 2003 as Exhibit 10(9) to CNA Surety
           Corporation's Form 10-K, and incorporated herein by
           reference.)
 10(25)    Deferred Bonus Agreement dated as of December 19, 2002 by
           and between CNA Surety Corporation and Enid Tanenhaus (filed on March 26, 2003 as Exhibit 10(9) to CNA Surety
           Corporation's Form 10-K, and incorporated herein by
           reference.)
 10(26)    Deferred Bonus Agreement dated as of January 13, 2003 by and between CNA Surety Corporation and Thomas Pottle (filed on
           March 15, 2004 as Exhibit 10(26) to CNA Surety Corporation's
           Form 10-K, and incorporated herein by reference).
 11        Not Applicable.
 12        Not Applicable.
 13        Not Applicable.
 16        Not Applicable.
 18        Not Applicable.
 21        Subsidiaries of the Registrant.
 22        Not Applicable.
 23        Consent of Deloitte & Touche LLP dated February 25, 2005.
 24        Not Applicable.
 31(1)     Certification pursuant to Rule 13a-14(a) of the Securities
           Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
 31(2)     Certification pursuant to Rule 13a-14(a) of the Securities
           Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer
 32(1)     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32(2)     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: March 1, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                   TITLE                            SIGNATURE
----                   -----                            ---------

March 1, 2005  Chairman of the Board                 /s/ JAMES LEWIS
                   and Director       ---------------------------------------------
                                                       James Lewis

March 1, 2005        Director                      /s/ PHILIP H. BRITT
                                      ---------------------------------------------
                                                     Philip H. Britt

March 1, 2005        Director                      /s/ ROBERT TINSTMAN
                                      ---------------------------------------------
                                                     Robert Tinstman

March 1, 2005        Director                      /s/ LORI KOMSTADIUS
                                      ---------------------------------------------
                                                     Lori Komstadius

March 1, 2005        Director                       /s/ ROY E. POSNER
                                      ---------------------------------------------
                                                      Roy E. Posner

March 1, 2005        Director                     /s/ ADRIAN M. TOCKLIN
                                      ---------------------------------------------
                                                    Adrian M. Tocklin

March 1, 2005        Director                       /s/ JOHN F. WELCH
                                      ---------------------------------------------
                                                      John F. Welch