Form 10-Q
period 2005-03-31
CNA SURETY CORP
filed 2005-05-03
CIK 1044566

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

      43,143,297 shares of Common Stock, $.01 par value as of 4/25/2005.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                           PAGE
                                                                                                                           ----
PART I. FINANCIAL INFORMATION:
  Item 1. Condensed Consolidated Financial Statements (Unaudited):                                                           3
      Report of Independent Registered Public Accounting Firm...........................................................     3
      Condensed Consolidated Balance Sheets at March 31, 2005 and at December 31, 2004..................................     4
      Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004....................     5
      Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31,
      2005 and 2004.....................................................................................................     6
      Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004................     7
      Notes to Condensed Consolidated Financial Statements..............................................................     8
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................     20
  Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................................     35
  Item 4. Controls and Procedures......................................................................................     37
PART II. OTHER INFORMATION:                                                                                                 37
  Item 1. Legal Proceedings............................................................................................     37
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..................................................     37
  Item 3. Defaults Upon Senior Securities..............................................................................     37
  Item 4. Submission of Matters to a Vote of Security Holders..........................................................     37
  Item 5. Other Information............................................................................................     38
  Item 6. Exhibits.....................................................................................................     38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Chicago, Illinois
May 2, 2005

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                     MARCH 31,     DECEMBER 31,
                                                                                                       2005            2004
                                                                                                   ----------------------------
ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $646,629 and $698,374)................   $     662,063   $    728,338
  Equity securities, at fair value (cost: $1,115 and $1,084)....................................           1,162          1,198
  Short-term investments, at cost (approximates fair value).....................................          79,723         28,457
  Other investments, at fair value  (cost: $1,056 and $1,058)...................................           1,056          1,058
                                                                                                   -------------   ------------
    Total invested assets.......................................................................         744,004        759,051
Cash............................................................................................           7,707          7,336
Deferred policy acquisition costs...............................................................         103,496        102,128
Insurance receivables:
  Premiums, including $11,623 and $11,012 from affiliates (net of allowance for doubtful
    accounts: $2,056 and $2,153)................................................................          37,887         32,340
  Reinsurance, including $3,261 and $5,364 from affiliates......................................          97,047         98,874
  Intangible assets (net of accumulated amortization: $25,523 and $25,523)......................         138,785        138,785
  Property and equipment, at cost (less accumulated depreciation and amortization: $22,216 and
    $21,600)....................................................................................          15,325         15,358
Prepaid reinsurance premiums....................................................................          12,853          7,955
Accrued investment income.......................................................................           8,266          8,891
Other assets....................................................................................           2,649          3,776
                                                                                                   -------------   ------------
    Total assets................................................................................   $   1,168,019   $  1,174,494
                                                                                                   =============   ============
LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses....................................................   $     357,350   $    363,387
  Unearned premiums.............................................................................         235,063        226,019
                                                                                                   -------------   ------------
    Total reserves..............................................................................         592,413        589,406
Debt............................................................................................          60,513         65,488
Deferred income taxes, net......................................................................          22,435         27,024
Current income taxes payable....................................................................           6,320          3,491
Reinsurance and other payables to affiliates....................................................             159            461
Accrued expenses................................................................................          12,247         17,090
Other liabilities...............................................................................          21,796         25,163
                                                                                                   -------------   ------------

    Total liabilities...........................................................................   $     715,883   $    728,123
                                                                                                   -------------   ------------
Commitments and contingencies (See Notes 4, 5, 6, & 7)

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,530 shares issued and
  43,127 shares outstanding at March 31, 2005 and 44,423 shares issued and 43,015 shares
  outstanding at December 31, 2004..............................................................             445            444
Additional paid-in capital......................................................................         257,124        255,996
Retained earnings...............................................................................         199,571        185,496
Accumulated other comprehensive income..........................................................          10,062         19,551
Treasury stock, at cost.........................................................................         (15,066)       (15,116)
                                                                                                   -------------   ------------
    Total stockholders' equity..................................................................         452,136        446,371
                                                                                                   -------------   ------------
    Total liabilities and stockholders' equity..................................................   $   1,168,019   $  1,174,494
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                        --------------------------
                                                                           2005            2004
                                                                        ---------      -----------
Revenues:
  Net earned premium..............................................      $  80,563      $    75,197
  Net investment income...........................................          7,971            6,977
  Net realized investment gains...................................          2,011            2,230
                                                                        ---------      -----------
    Total revenues................................................         90,545           84,404
                                                                        ---------      -----------
Expenses:
  Net losses and loss adjustment expenses.........................         21,591           20,631
  Net commissions, brokerage and other underwriting expenses......         48,645           55,312
  Interest expense................................................            774              342
                                                                        ---------      -----------
    Total expenses................................................         71,010           76,285
                                                                        ---------      -----------
Income before income taxes........................................         19,535            8,119
Income tax expense................................................          5,460            1,745
                                                                        ---------      -----------
Net income........................................................      $  14,075      $     6,374
                                                                        =========      ===========
Earnings per common share.........................................      $    0.33      $      0.15
                                                                        =========      ===========
Earnings per common share, assuming dilution......................      $    0.33      $      0.15
                                                                        =========      ===========
Weighted average shares outstanding...............................         43,076           42,991
                                                                        =========      ===========
Weighted average shares outstanding, assuming dilution............         43,304           43,055
                                                                        =========      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               COMMON
                                                                               STOCK                  ADDITIONAL
                                                                               SHARES      COMMON       PAID-IN     COMPREHENSIVE
                                                                            OUTSTANDING     STOCK       CAPITAL     INCOME (LOSS)
                                                                            -----------    -------    ----------    -------------
Balance, December 31, 2003.............................................        42,980      $   444    $  255,816
Comprehensive income:
  Net income...........................................................            --           --            --      $   6,374
Other comprehensive income:
  Change in unrealized gains on securities, after income taxes of
  $803, net of reclassification adjustment of $1,549, after income
  taxes of $834........................................................            --           --            --          1,491
                                                                                                                      ---------
   Total comprehensive income..........................................                                               $   7,865
                                                                                                                      =========
Issuance of treasury stock to employee stock purchase program..........             7           --           (22)
Stock options exercised and other......................................             6           --            54
                                                                               ------      -------    ----------
Balance, March 31, 2004................................................        42,993      $   444    $  255,848
                                                                               ======      =======    ==========
Balance, December 31, 2004.............................................        43,015      $   444    $  255,996
Comprehensive income:
  Net income...........................................................            --           --            --      $  14,075
Other comprehensive income:
  Change in unrealized gains on securities, after income taxes of
  $5,109, net of reclassification adjustment of ($103), after income
  taxes of $55                                                                     --           --            --         (9,489)
                                                                                                                      ---------
   Total comprehensive income..........................................                                               $   4,586
                                                                                                                      =========
Issuance of treasury stock to employee stock purchase program..........             5           --            (6)
Stock options exercised and other......................................           107            1         1,134
                                                                               ------      -------    ----------
Balance, March 31, 2005................................................        43,127      $   445    $  257,124
                                                                               ======      =======    ==========

                                                                                          ACCUMULATED
                                                                                             OTHER       TREASURY        TOTAL
                                                                              RETAINED   COMPREHENSIVE     STOCK      STOCKHOLDERS'
                                                                              EARNINGS      INCOME        AT COST        EQUITY
                                                                            -----------  -------------  -----------   -------------
Balance, December 31, 2003.............................................     $   145,786    $  23,351    $   (15,256)  $     410,141
Comprehensive income:
  Net income...........................................................           6,374           --             --           6,374
Other comprehensive income:
  Change in unrealized gains on securities, after income taxes of
  $803, net of reclassification adjustment of $1,549, after income
  taxes of $834........................................................              --        1,491             --           1,491
Issuance of treasury stock to employee stock purchase program..........              --                          78              56
Stock options exercised and other......................................                           --             --              54
                                                                            -----------    ---------    -----------   -------------
Balance, March 31, 2004................................................     $   152,160    $  24,842    $   (15,178)  $     418,116
                                                                            ===========    =========    ===========   =============
Balance, December 31, 2004.............................................     $   185,496    $  19,551    $   (15,116)  $     446,371
Comprehensive income:
  Net income...........................................................          14,075           --             --          14,075
Other comprehensive income:
  Change in unrealized gains on securities, after income taxes of
  $5,109, net of reclassification adjustment of ($103), after
  income taxes of $55..................................................              --       (9,489)            --          (9,489)
Issuance of treasury stock to employee stock purchase program..........              --                          50              44
Stock options exercised and other......................................                           --             --           1,135
                                                                            -----------    ---------    -----------   -------------
Balance, March 31, 2005................................................     $   199,571    $  10,062    $   (15,066)  $     452,136
                                                                            ===========    =========    ===========   =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      ------------------------
                                                                                         2005          2004
                                                                                      ----------    ----------
OPERATING ACTIVITIES:
  Net income.......................................................................   $   14,075    $    6,374
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization...................................................        1,138         1,150
   Accretion of bond discount, net.................................................          760           668
   Net realized investment gains...................................................       (2,011)       (2,230)
  Changes in:
   Insurance receivables...........................................................       (3,720)       40,080
   Reserve for unearned premiums...................................................        9,044         3,152
   Reserve for unpaid losses and loss adjustment expenses..........................       (6,037)       (1,214)
   Deferred policy acquisition costs...............................................       (1,368)       (1,388)
   Deferred income taxes, net......................................................          519           800
   Reinsurance and other payables to affiliates....................................         (302)          596
   Prepaid reinsurance premiums....................................................       (4,898)       (6,794)
   Accrued expenses................................................................       (4,843)       (1,034)
   Other assets and liabilities....................................................         (175)        2,730
                                                                                      ----------    ----------
     Net cash provided by operating activities.....................................        2,532        42,890
                                                                                      ----------    ----------
INVESTING ACTIVITIES:
  Fixed income securities:
   Purchases.......................................................................       (4,751)     (100,359)
   Maturities......................................................................       15,818         9,368
   Sales...........................................................................       41,338        26,915
  Purchases of equity securities...................................................          (41)         (100)
  Proceeds from the sale of equity securities......................................            9           101
  Changes in short-term investments................................................      (51,266)       24,831
  Purchases of property and equipment..............................................       (1,042)         (668)
  Changes in receivables/payables for securities sold/purchased....................           92            --
  Other, net.......................................................................        1,503           (55)
                                                                                      ----------    ----------
     Net cash (used in) provided by investing activities...........................        1,660       (39,967)
                                                                                      ----------    ----------
FINANCING ACTIVITIES:
  Principal payments on debt.......................................................       (5,000)       (5,000)
  Employee stock option exercises and other........................................        1,129            28
  Issuance of treasury stock to employee stock purchase plan.......................           50            78
                                                                                      ----------    ----------
     Net cash used in financing activities.........................................       (3,821)       (4,894)
                                                                                      ----------    ----------
Increase (decrease) in cash........................................................          371        (1,971)
Cash at beginning of period........................................................        7,336         7,965
                                                                                      ----------    ----------
Cash at end of period..............................................................   $    7,707    $    5,994
                                                                                      ==========    ==========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
  Interest.........................................................................   $      738    $      334
  Income taxes.....................................................................   $    2,112    $       --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

BASIS OF PRESENTATION

      These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2004 Form 10-K. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 2004 financial statements to conform with the presentation in the 2005 Condensed Consolidated Financial Statements.

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

      The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                 2005            2004
                                                              ----------      ----------
Net income..............................................      $   14,075      $    6,374
                                                              ==========      ==========
Shares:
Weighted average shares outstanding.....................          43,015          42,980
   Weighted average shares of options exercised and
     additional stock issuance..........................              61              11
                                                              ----------      ----------
Total weighted average shares outstanding...............          43,076          42,991
   Effect of dilutive options...........................             228              64
                                                              ----------      ----------
Total weighted average shares outstanding, assuming
   dilution.............................................          43,304          43,055
                                                              ==========      ==========
Earnings per share......................................      $     0.33      $     0.15
                                                              ==========      ==========
Earnings per share, assuming dilution...................      $     0.33      $     0.15
                                                              ==========      ==========

      No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.5 million for the three months ended March 31, 2005 and 1.0 million for the three months ended March 31, 2004 were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of CNA Surety's common stock.

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

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                 2005            2004
                                                              ----------      ----------
Net income................................................    $   14,075      $    6,374
Less: Total stock based compensation cost
  determined under the fair value method, net of tax......          (168)            (70)
                                                              ----------      ----------
Pro forma net income .....................................    $   13,907      $    6,304
                                                              ==========      ==========
Basic and diluted earnings per share, as reported.........    $     0.32      $     0.15
                                                              ==========      ==========
Basic and diluted earnings per share, pro forma...........    $     0.32      $     0.15
                                                              ==========      ==========

ACCOUNTING PRONOUNCEMENTS

      In December of 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment ("SFAS 123R"), that amends SFAS No. 123 ("SFAS 123"), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply this standard using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 2004) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. SFAS 123R is effective for annual periods beginning after June 15, 2005. The SEC issued Staff Accounting Bulletin ("SAB") No. 107 that provides implementation guidance on the adoption of SFAS 123R. Adoption of this standard is not expected to have a material impact on the Company's results of operations and/or equity.

2. INVESTMENTS

      The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at March 31, 2005 and December 31, 2004, by investment category, were as follows (dollars in thousands):

                                                                          GROSS UNREALIZED LOSSES
                                               AMORTIZED       GROSS    ---------------------------   ESTIMATED
                                                 COST       UNREALIZED  LESS THAN 12   MORE THAN 12     FAIR
              MARCH 31, 2005                    OR COST        GAINS       MONTHS         MONTHS        VALUE
-----------------------------------------      ---------    ----------  ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations
of U.S. Government and agencies:
   U.S. Treasury.........................      $  17,255    $        7  $       (162)  $         --   $  17,100
   U.S. Agencies.........................          4,574            25           (69)           (73)      4,457
   Collateralized mortgage obligations...         18,391           538          (179)            --      18,750
   Mortgage pass-through securities......         54,369           155          (468)          (314)     53,742
Obligations of states and political
subdivisions.............................        429,437        15,933        (1,205)          (640)    443,525
Corporate bonds..........................         84,258         2,452          (860)            (6)     85,844
Non-agency collateralized mortgage
obligations..............................          2,075            --           (39)            --       2,036
Other asset-backed securities:
   Second mortgages/home equity loans....         20,924           224          (207)            --      20,941
   Other.................................         12,346           264          (109)            --      12,501
Redeemable preferred stock...............          3,000           167            --             --       3,167
                                               ---------    ----------  ------------   ------------   ---------
   Total fixed income securities.........        646,629        19,765        (3,298)        (1,033)    662,063
Equity securities........................          1,115            47            --             --       1,162
                                               ---------    ----------  ------------   ------------   ---------
   Total.................................      $ 647,744    $   19,812  $     (3,298)  $     (1,033)  $ 663,225
                                               =========    ==========  ============   ============   =========

                                                                          GROSS UNREALIZED LOSSES
                                               AMORTIZED       GROSS    ---------------------------   ESTIMATED
                                                COST OR     UNREALIZED  LESS THAN 12   MORE THAN 12     FAIR
             DECEMBER 31, 2004                   COST          GAINS       MONTHS         MONTHS        VALUE
------------------------------------------     ---------    ----------  ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations
of U.S. Government and agencies:
   U.S. Treasury..........................     $  55,818    $      255  $        (39)  $         --   $  56,034
   U.S. Agencies..........................         4,576            39            (9)           (49)      4,557
   Collateralized mortgage obligations....        18,260           590          (105)            --      18,745
   Mortgage pass-through securities.......        56,696           325          (249)            --      56,772
Obligations of states and political
subdivisions..............................       431,624        23,467          (387)           (87)    454,617
Corporate bonds...........................        94,363         4,735           (27)            (2)     99,069
Non-agency collateralized mortgage
obligations...............................         2,078             3            --             --       2,081
Other asset-backed securities:
   Second mortgages/home equity loans.....        20,942           241           (69)            --      21,114
   Credit card receivables................           867            --            --             --         867
   Other..................................         7,794           391            --             --       8,185
Redeemable preferred stock................         5,356           941            --             --       6,297
                                               ---------    ----------  ------------   ------------   ---------
   Total fixed income securities..........       698,374        30,987          (885)          (138)    728,338
Equity securities.........................         1,084           114            --             --       1,198
                                               ---------    ----------  ------------   ------------   ---------
   Total..................................     $ 699,458    $   31,101  $       (885)  $       (138)  $ 729,536
                                               =========    ==========  ============   ============   =========

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

      Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income.

3. REINSURANCE

      The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                               THREE MONTHS ENDED MARCH 31,
                                    ------------------------------------------------
                                              2005                     2004
                                    -----------------------   ----------------------
                                      WRITTEN       EARNED      WRITTEN     EARNED
                                    -----------    --------   ----------   ---------
Direct.........................     $    77,929    $ 65,260   $   66,070   $  48,835
Assumed........................          25,364      28,988       29,809      43,893
Ceded..........................         (18,583)    (13,685)     (24,325)    (17,531)
                                    -----------    --------   ----------   ---------
                                    $    84,710    $ 80,563   $   71,554   $  75,197
                                    ===========    ========   ==========   =========

      Assumed premiums primarily include all surety business written or renewed, net of reinsurance, by CCC and CIC, which is reinsured by Western Surety pursuant to reinsurance and related agreements.

      The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                    THREE MONTHS ENDED MARCH 31,
                                               -------------------------------------
                                                       2005               2004
                                               ------------------   ----------------
                                                    $       RATIO       $      RATIO
                                               ----------   -----   --------   -----
Gross losses and loss adjustment expenses....  $   28,611   30.4%   $ 23,336   25.2%
Ceded amounts................................      (7,020)  51.3%     (2,705)  15.4%
                                               ----------           --------
Net losses and loss adjustment expenses......  $   21,591   26.8%   $ 20,631   27.4%
                                               ==========           ========

2005 THIRD PARTY REINSURANCE COMPARED TO 2004 THIRD PARTY REINSURANCE

      Effective January 1, 2005, CNA Surety entered into a new excess of loss treaty ("2005 Excess of Loss Treaty") with a group of third party reinsurers on terms similar to the 2004 Excess of Loss Treaty. Under the 2005 Excess of Loss Treaty, the Company's net retention per principal remains at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. The significant differences between the 2005 Excess of Loss Treaty and the Company's 2004 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $157 million in 2004 to $185 million in 2005. The base annual premium for the 2005 Excess of Loss Treaty is $40.7 million compared to the actual cost of the 2004 Excess of Loss Treaty of $50.6 million (net of expected return premium). The contract again includes an optional twelve month extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer) which will provide coverage for losses discovered in 2006 on bonds that were in force during 2005. In addition, the 2005 Excess of Loss Treaty provides coverage for one commercial principal that had been excluded from the 2004 Excess of Loss Treaty. The Company no longer has exposure to a second commercial principal that was excluded from the 2004 Excess of Loss Treaty. Only the large national contractor (described later) that was excluded from the 2004 Excess of Loss Treaty remains excluded from the 2005 Excess of Loss Treaty.

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

      The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2005 and expires on December 31, 2005 and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of March 31, 2005.

      Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2005 and expires on December 31, 2005 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

      The Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003. The Quota Share Treaty was again renewed on January 1, 2004 on substantially the same terms with an expiration date of December 31, 2004. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums. Due to lower commissions paid to producers on the business covered by the Quota Share Treaty, the actual override commission paid to CCC and CIC for 2004 was approximately 7%.

      Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through March 31, 2005.

      The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of March 31, 2005, the Company had billed and received $54.9 million under the Stop Loss Contract, of which $29.9 million was received in 2004. No amounts were billed or received in 2005.

      The Excess of Loss Contract provided the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provided $75 million of coverage for losses in excess of the $60 million per principal. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provided additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries paid to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The two Excess of Loss Contracts collectively provided coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. Both Excess of Loss Contracts commenced following the Merger Date and continued until September 30, 2002. On January 1, 2005, CCC agreed to extend the original discovery period from September 30, 2005 to September 30, 2006, in return for an additional premium of $75,000.

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

      Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. Accordingly, the $40 million excess of $60 million contract and the $3 million excess of $12 million contract with CCC were commuted effective January 1, 2004. As part of the commutation of the $40 million excess of $60 million contract, the Company received a commutation payment of $10.9 million from CCC in the first quarter of 2004. As of December 31, 2003 the full amount of the commutation payment had been recognized as a receivable. The Company and CCC entered into a new $40 million excess of $60 million reinsurance contract providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. This contract was effective from January 1, 2004 to December 31, 2004. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. The Company and CCC entered into a new contract covering the large national contractor effective January 1, 2005 to December 31, 2005 on the same terms as the 2004 contract.

      The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expired on December 31, 2003. The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract was $6.0 million plus an additional premium if a loss is ceded under this contract. Effective January 1, 2005, the Company and CCC entered into a new $50 million excess of $100 million contract in force through December 31, 2005. The premium for this contract is $4.75 million plus an additional premium of $14.0 million if a loss is ceded under this contract.

      As of March 31, 2005 and December 31, 2004, CNA Surety had an insurance receivable balance from CCC and CIC of $14.9 million and $16.4 million. CNA Surety had no reinsurance payables to CCC and CIC as of March 31, 2005 and reinsurance payables of $0.3 million to CCC and CIC as of December 31, 2004.

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

      For bonds that the Company has written after September 30, 2003, in addition to the coverage provided by excess of loss reinsurance treaties described above ($40 million excess of $60 million and $50 million excess of $100 million) the Company and CCC have entered into facultative reinsurance in connection with larger bonds. The Company's exposure on bonds written from October 1, 2002 through October 31, 2003 was limited to $20 million per bond. For bonds written between November 1, 2003 and December 31, 2004, the Company's exposure was $14.7 million. For bonds written subsequent to December 31, 2004, the Company's exposure will be limited to 10% of policyholders surplus.

CNAF CREDIT FACILITY

      Commencing in 2003, CNAF has provided loans through a credit facility in order to help the large national contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million at December 31, 2003. The amendment also provides that CNAF may at its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of March 31, 2005 and 2004, $112 million and $90 million had been advanced under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $32.9 million and $25.7 million of the loans outstanding as of March 31, 2005 and 2004, respectively, and has agreed to a participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

      Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of both March 31, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13 million.

      The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNAF recorded an impairment charge of $56 million pretax ($36 million after-tax) for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the credit facility. In addition, CNAF indicated that any draws under the credit facility beyond $106 million or further changes in the large national contractor's business plan or projections may necessitate further impairment charges. CNAF has since agreed to extend the credit facility to $126 million and has recorded an additional impairment charge of $13.3 million pre-tax ($8.7 million after tax), net of the participation by Loews, for the first quarter of 2005.

      The Company intends to continue to provide surety bonds on behalf of the contractor during the restructuring period, subject to the contractor's initial and ongoing compliance with the Company's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. While the Company believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its extended restructuring plan or perform its contractual obligations under the Company's surety bonds could have a material adverse effect on CNA Surety's results of operations, cash flow and equity. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries but before recoveries under reinsurance contracts to be approximately $200 million pretax. However, the related party reinsurance treaties discussed above would limit the Company's per principal loss exposure to approximately $60 million.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ---------------------------
                                                                  2005           2004
                                                              -----------     -----------
Reserves at beginning of period:
Gross...................................................      $   363,387     $   413,539
Ceded reinsurance.......................................          116,831         158,357
                                                              -----------     -----------
  Net reserves at beginning of period...................          246,556         255,182
                                                              -----------     -----------
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period........           21,591          20,918
   Increase (decrease) in provision for insured events
   of prior periods.....................................               --            (287)
                                                              -----------     -----------
   Total net incurred...................................           21,591          20,631
                                                              -----------     -----------
Net payments attributable to:
  Current period events.................................              162             483
  Prior period events...................................           29,795          22,682
                                                              -----------     -----------
   Total net payments...................................           29,957          23,165
                                                              -----------     -----------
Net reserves at end of period...........................          238,190         252,648
Ceded reinsurance at end of period......................          119,160         159,677
                                                              -----------     -----------
   Gross reserves at end of period......................      $   357,350     $   412,325
                                                              ===========     ===========

      On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation ("Enron") subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of March 31, 2005, the Company billed a total of $37.1 million to its reinsurers. All nine reinsurers responsible for payment of the treaty proceeds either have paid their portions of the claim or have reached agreement with the Company to commute the entire reinsurance treaty under which the Enron claim was made. The final two reinsurers agreed to commute the treaty after March 31, 2005. All parties have executed the commutation agreements and the Company expects to receive the proceeds from these commutations before May 15, 2005. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of March 31, 2005.

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

      The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of March 31, 2005 the interest rate on the junior subordinated debenture was 6.17%

      On September 30, 2002, the Company refinanced $65.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2002 Credit Facility"). The 2002 Credit Facility, as amended

September 30, 2003, provides an aggregate of up to $50.0 million in borrowings divided between a revolving credit facility (the "Revolving Credit Facility") of $30.0 million and a term loan facility (the "Term Loan Facility") of $20.0 million. The Revolving Credit Facility matures on September 30, 2005. The Revolving Credit Facility may be increased from time to time by the amount of amortization under the Term Loan Facility up to an additional $10.0 million. Such increase is subject to consent by each bank participating in the Revolving Credit Facility, and will take place upon receipt by the banks of the respective installment payments under the Term Loan Facility.

      Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan Facility which fixed the previously floating interest rate. As a result, the current effective interest rate on the term loan as of March 31, 2005 was 2.78%.

      As of March 31, 2005 and December 31, 2004, the outstanding Revolving Credit Facility balance was $25.0 million. The Term Loan Facility balance was reduced by $5.0 million to $5.0 million during the three months ended March 31, 2005 according to scheduled amortization and payment schedules. The Term Loan facility balance was $10 million at December 31, 2004. Final amortization and payment of the remaining $5.0 million principal of the Term Loan Facility will take place on September 30, 2005. No other debt matures in the next five years.

      The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, LIBOR plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at March 31, 2005 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan Facility was 0.625% at March 31, 2005 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of March 31, 2005, the weighted average interest rate was 4.15% on the $30.0 million of outstanding borrowings. As of December 31, 2004, the weighted average interest rate on the 2002 Credit Facility was 3.28% on the $35.0 million of outstanding borrowings.

      The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best Co. for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. At March 31, 2004, the Company was in violation of this minimum earnings requirement and received a waiver for this requirement in the second quarter of 2004. The Company is in compliance with all covenants during the quarter ended March 31, 2005.

6. EMPLOYEE BENEFITS

      CNA Surety established the CNA Surety Corporation Deferred Compensation Plan ("Plan"), effective April 1, 2000. The Company established and maintains the Plan as an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees. The purpose of the Plan is to permit designated employees of the Company and participating affiliates to accumulate additional retirement income through a nonqualified deferred compensation plan that enables them to defer compensation to which they will become entitled in the future.

      On April 25, 2005, the Board of Directors of CNA Surety Corporation approved the CNA Surety Corporation 2005 Deferred Compensation Plan (the "Plan") and the CNA Surety Corporation 2005 Deferred Compensation Plan Trust (the "Trust"). The Plan and Trust were adopted in connection with the enactment of
Section 409A of the Internal Revenue Code of 1986, as amended (the "Code"), which was implemented under the American Jobs Creation Act of 2004. The Plan and Trust will be used in lieu of the CNA Surety Corporation Deferred Compensation Plan (the "Existing Plan") and the CNA Surety Corporation Deferred Compensation Plan Trust (the "Existing Trust") for all amounts deferred on or after January 1, 2005. Amounts deferred under the Existing Plan prior to January 1, 2005 will continue to be covered by and paid out in accordance with the terms of the Existing Plan, the Existing Trust and the elections made by participants under the Existing Plan.

      Western Surety sponsors two postretirement benefit plans covering certain employees. One plan provides medical benefits, and the other plan provides sick leave termination payments. The postretirement health care plan is contributory and the sick leave plan is non-contributory. Western Surety uses a December 31 measurement date for both of its postretirement benefit plans. There were no plan assets for either of the postretirement benefit plans.

      The plans' combined net periodic postretirement benefit cost for the three months ended March 31, 2005 and 2004 included the following components (amounts in thousands):

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           ----------------------
                                            2005            2004
                                           ------          ------
Net periodic benefit cost:
  Service cost.........................    $   37          $   42
  Interest cost........................        75              88
  Prior service cost...................       (41)            (37)
  Recognized net actuarial loss........        --               4
                                           ------          ------
  Net periodic benefit cost............    $   71          $   97
                                           ======          ======

      The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2005. As of March 31, 2005, $0.1 million of contributions have been made to the postretirement benefit plans.

      As of December 31, 2004, the financial statements of the Company reflect the effects of the Medicare Modernization Act ("MMA") on the Western Surety retiree medical plan in accordance with FASB Staff Position 106-2. Western Surety is expected to receive a direct subsidy under MMA which is treated as a reduction in expected net benefit payments. The estimated effect on annual benefit cost in 2005 is a reduction in service cost of $38,000, a reduction in interest cost of $73,000, and an increase in the amortization of unrecognized gains of $26,000, for a total reduction in annual net periodic postretirement benefit cost of $137,000.

7. COMMITMENTS AND CONTINGENCIES

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

                     CNA SURETY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following is a discussion and analysis of CNA Surety Corporation and its subsidiaries' (collectively, "CNA Surety" or the "Company") operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

      Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company's results of operations and financial condition pertain to reserves for unpaid losses and loss adjustment expenses and reinsurance, investments, intangible assets, and deferred policy acquisition costs. The Company's accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables, are particularly critical to an assessment of the Company's financial results. These balances are highly subjective and require management's most complex judgments because of the need to make estimates about the effects of matters that are inherently uncertain.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES AND REINSURANCE

      CNA Surety accrues liabilities for unpaid losses and loss adjustment expenses ("LAE") under its surety and property and casualty insurance contracts based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date.

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

      As of any balance sheet date, not all claims have been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported ("IBNR") claims. The following table shows the estimated liability as of March 31, 2005 for unpaid claims applicable to reported claims and to IBNR (dollars in thousands) for each sub-line of business:

                               GROSS CASE LOSS    GROSS IBNR LOSS   TOTAL GROSS
                               AND LAE RESERVES   AND LAE RESERVES    RESERVES
                               ----------------   ----------------  ------------
Contract.....................     $  46,301         $    85,840      $  132,141
Commercial...................       106,460             105,655         212,115
Fidelity and other...........         4,604               8,490          13,094
                                  ---------         -----------      ----------
Total........................     $ 157,365         $   199,985      $  357,350
                                  =========         ===========      ==========

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

      The Company's Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $357.4 million and $363.4 million and reinsurance receivables related to unpaid losses of $119.2 million and $116.8 million at March 31, 2005 and December 31, 2004, respectively. Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings and financial condition. Future effects from changes in these estimates will be recorded in the period such changes are determined to be needed.

INVESTMENTS

      Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the

Company classifies all of its fixed income securities (bonds and redeemable preferred stocks) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of other comprehensive income. Cash flows from purchases, sales and maturities are reported gross in the investing activities section of the Condensed Consolidated Statements of Cash Flows.

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

INTANGIBLE ASSETS

      CNA Surety's Condensed Consolidated Balance Sheet as of March 31, 2005 includes intangible assets of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this and other acquisitions was generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

      A significant amount of judgment is required in performing intangible assets impairment tests. Such tests are performed annually on October 1, or more frequently if events or changes indicate that the estimated fair value of CNA Surety's reporting units might be impaired. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of intangible assets. The excess of the recorded amount of intangible assets over the implied value of intangible assets is recorded as an impairment loss.

DEFERRED POLICY ACQUISITION COSTS

      Policy acquisition costs, consisting of commissions, premium taxes and other underwriting expenses which vary with, and are primarily related to, the production of business, net of reinsurance commissions, are deferred and amortized as a charge to income as the related premiums are earned. The Company periodically tests that deferred acquisition costs are recoverable based on the expected profitability embedded in the reserve for unearned premium. If the expected profitability is less than the balance of deferred acquisition costs, a charge to net income is taken and the deferred acquisition cost balance is reduced to the amount determined to be recoverable. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs

RESULTS OF OPERATIONS

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

                        COMPARISON OF CNA SURETY RESULTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2005 AND 2004

ANALYSIS OF NET INCOME

      Net income for the three months ended March 31, 2005 was $14.1 million, compared to a net income of $6.4 million for the same period in 2004. This increase is a result of higher net earned premium, higher net investment income, and lower underwriting expenses.

      The components of net income are discussed in the following sections.

RESULTS OF INSURANCE OPERATIONS

      Underwriting components for the Company for the three months ended March 31, 2005 and 2004 are summarized in the following table (dollars in thousands):

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           2005              2004
                                                        -----------      -----------
Gross written premiums.............................     $   103,293      $    95,879
                                                        ===========      ===========
Net written premiums...............................     $    84,710      $    71,554
                                                        ===========      ===========
Net earned premiums................................     $    80,563      $    75,197
                                                        ===========      ===========
Net losses and loss adjustment expenses............     $    21,591      $    20,631
                                                        ===========      ===========
Net commissions, brokerage and other expenses......     $    48,645      $    55,312
                                                        ===========      ===========
Loss ratio.........................................            26.8%            27.4%
Expense ratio......................................            60.4             73.6
                                                        -----------      -----------
Combined ratio.....................................            87.2%           101.0%
                                                        ===========      ===========

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

      Gross written premiums are summarized in the following table (dollars in thousands):

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           2005              2004
                                                        -----------      -----------
Contract.......................................         $    56,271      $   49,787
Commercial.....................................              37,213          37,331
Fidelity and other.............................               9,809           8,761
                                                        -----------      ----------
                                                        $   103,293      $   95,879
                                                        ===========      ==========

      Gross written premiums increased 7.7 percent to $103.3 million, for the three months ended March 31, 2005 as compared with the same period in 2004. Contract surety gross written premiums increased 13.0 percent to $56.3 million due primarily to increased volume. Commercial surety gross written premiums decreased 0.3 percent to $37.2 million as continued volume growth in small commercial products was more than offset by declining premiums on large commercial accounts. Fidelity and other premiums increased by 6.5% primarily due to the volume growth of related small commercial products.

      Net written premiums are summarized in the following table (dollars in thousands):

                            THREE MONTHS ENDED MARCH 31,
                               2005              2004
                            ----------       -----------
Contract...............     $   40,052       $   33,903
Commercial.............         34,849           29,269
Fidelity and other.....          9,809            8,382
                            ----------       ----------
                            $   84,710       $   71,554
                            ==========       ==========

      Net written premiums increased 18.4%, or $13.2 million, for the three months ended March 31, 2005 as compared with the same period in 2004, driven by the increase in gross written premiums as described above and a decrease in ceded written premiums. Ceded written premiums decreased $5.7 million for the three months ended March 31, 2005 as compared with the same period in 2004, reflecting the reduction in the cost of the Company's 2005 reinsurance program.

EXCESS OF LOSS REINSURANCE

      The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. The Company's reinsurance coverage is provided by third party reinsurers and related parties.

2005 THIRD PARTY REINSURANCE COMPARED TO 2004 THIRD PARTY REINSURANCE

      Effective January 1, 2005, CNA Surety entered into a new excess of loss treaty ("2005 Excess of Loss Treaty") with a group of third party reinsurers on terms similar to the 2004 Excess of Loss Treaty. Under the 2005 Excess of Loss Treaty, the Company's net retention per principal remains at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. The significant differences between the 2005 Excess of Loss Treaty and the Company's 2004 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $157 million in 2004 to $185 million in 2005. The base annual premium for the 2005 Excess of Loss Treaty is $40.7 million compared to the actual cost of the 2004 Excess of Loss Treaty of $50.6 million (net of expected return premium). The contract again includes an optional twelve month extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer) which will provide coverage for losses discovered in 2006 on bonds that were in force during 2005. In addition, the 2005 Excess of Loss Treaty provides coverage for one commercial principal that had been excluded from the 2004 Excess of Loss Treaty. The Company no longer has exposure to a second commercial principal that was excluded from the 2004 Excess of Loss Treaty. Only the large national contractor (described later) that was excluded from the 2004 Excess of Loss Treaty remains excluded from the 2005 Excess of Loss Treaty.

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

      The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2005 and expires on December 31, 2005 and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries related to this agreement as of March 31, 2005.

      Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2005 and expires on December 31, 2005 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

      The Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 on substantially the same terms with an expiration date of December 31, 2003. The Quota Share Treaty was again renewed on January 1, 2004 on substantially the same terms with an expiration date of December 31, 2004. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums. Due to lower commissions paid to producers on the business covered by the Quota Share Treaty, the actual override commission paid to CCC and CIC for 2004 was approximately 7%.

      Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through March 31, 2005.

      The Stop Loss Contract terminated on December 31, 2000 and was not renewed. The Stop Loss Contract protected the insurance subsidiaries from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of March 31, 2005, the Company had billed and received $54.9 million under the Stop Loss Contract, of which $29.9 million was received in 2004. No amounts were billed or received in 2005.

      The Excess of Loss Contract provided the insurance subsidiaries of CNA Surety with the capacity to underwrite large surety bond exposures by providing reinsurance support from CCC. The Excess of Loss Contract provided $75 million of coverage for losses in excess of the $60 million per principal. Subsequent to the Merger Date, the Company entered into a second excess of loss contract with CCC ("Second Excess of Loss Contract"). The Second Excess of Loss Contract provided additional coverage for principal losses that exceed the foregoing coverage of $75 million per principal provided by the Excess of Loss Contract, or aggregate losses per principal in excess of $135 million. In consideration for the reinsurance coverage provided by the Excess of Loss Contracts, the insurance subsidiaries paid to CCC, on a quarterly basis, a premium equal to 1% of the net written premiums applicable to the Excess of Loss Contract, subject to a minimum premium of $20,000 and $5,000 per quarter under the Excess of Loss Contract and Second Excess of Loss Contract, respectively. The two Excess of Loss Contracts collectively provided coverage for losses discovered on surety bonds in force as of the Merger Date and for losses discovered on new and renewal business written during the term of the Excess of Loss Contracts. Both Excess of Loss Contracts commenced following the Merger Date and continued until September 30, 2002. On January 1, 2005, CCC agreed to extend the original discovery period from September 30, 2005 to September 30, 2006, in return for an additional premium of $75,000.

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

      Effective January 1, 2004, the Company obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty. Accordingly, the $40 million excess of $60 million contract and the $3 million excess of $12 million contract with CCC were commuted effective January 1, 2004. As part of the commutation of the $40 excess of $60 million contract, the Company received a commutation payment of $10.9 million from CCC in the first quarter of 2004. The Company and CCC entered into a new $40 million excess of $60 million reinsurance contract providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. This contract was effective from January 1, 2004 to December 31, 2004. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. The Company and CCC entered into a new contract covering the large national contractor effective January 1, 2005 to December 31, 2005 on the same terms as the 2004 contract.

      The reinsurance premium for the coverage provided by the $50 million excess of $100 million contract was $6.0 million. This contract expired on December 31, 2003. The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract was $6.0 million plus an additional premium if a loss is ceded under this contract. Effective January 1, 2005, the Company and CCC entered into a new $50 million excess of $100 million contract in force through December 31, 2005. The premium for this contract is $4.75 million plus an additional premium of $14.0 million if a loss is ceded under this contract.

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

      For bonds that the Company has written after September 30, 2003, in addition to the coverage provided by excess of loss reinsurance treaties described above ($40 million excess of $60 million and $50 million excess of $100 million) the Company and CCC have entered into facultative reinsurance in connection with larger bonds. The Company's exposure on bonds written from October 1, 2002 through October 31, 2003 was limited to $20 million per bond. For bonds written between November 1, 2003 and December 31, 2004, the Company's exposure was $14.7 million. For bonds written subsequent to December 31, 2004, the Company's exposure will be limited to 10% of policyholders surplus.

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

CNAF CREDIT FACILITY

      Commencing in 2003, CNAF has provided loans through a credit facility in order to help the large national contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million at December 31, 2003. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of March 31, 2005 and 2004, $112 million and $90 million had been advanced under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $32.9 million and $25.7 million of the loans outstanding as of March 31, 2005 and 2004, respectively, and has agreed to a participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

      Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of March 31, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13 million.

      The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNAF recorded an impairment charge of $56 million pretax ($36 million after-tax) for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the credit facility. In addition, CNAF indicated that any draws under the credit facility beyond $106 million or further changes in the large national contractor's business plan or projections may necessitate further impairment charges. CNAF has since agreed to extend the credit facility to $126 million and has recorded an additional impairment charge of $13.3 million pre-tax ($8.7 million after tax), net of the participation by Loews, for the first quarter of 2005.

      The Company intends to continue to provide surety bonds on behalf of the contractor during the restructuring period, subject to the contractor's initial and ongoing compliance with the Company's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. While the Company believes that the contractor's restructuring efforts will be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its extended restructuring plan or perform its contractual obligations under the Company's surety bonds could have a material adverse effect on CNA Surety's results of operations, cash flow and equity. If such failures occur, the Company estimates that possible losses, net of indemnification and subrogation recoveries, but before recoveries under reinsurance contracts, to be approximately $200 million pretax. However, the related party reinsurance treaties discussed above would limit the Company's per principal loss exposure to approximately $60 million. After consideration of the additional premium due in the event of losses under the reinsurance treaties discussed above, the Company estimates that the financial statement impact of a failure by this contractor would be approximately $52 million after tax.

      The Company has had discussions with its insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to keep the insurance regulators informed of its ongoing exposure to this account.

NET LOSS RATIO

      The net loss ratio was 26.8% for the three months ended March 31, 2005 as compared with 27.4% for the same period in 2004. The increase in net earned premium that resulted from the reductions in the cost of the Company's 2005 reinsurance program drove the improvement in the loss ratio. The net loss ratio for the three months ended March 31, 2005 included no loss development related to prior years.

      On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation ("Enron") subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of March 31, 2005, the Company billed a total of $37.1 million to its reinsurers. All nine reinsurers responsible for payment of the treaty proceeds either have paid their portions of the claim or have reached agreement with the Company to commute the entire reinsurance treaty under which the Enron claim was made. The final two reinsurers agreed to commute the treaty after March 31, 2005. All parties have executed the commutation agreements and the Company expects to receive the proceeds from these commutations before May 15, 2005. As such, the Company has not recorded a reduction with respect to these reinsurance recoverables as of March 31, 2005.

EXPENSE RATIO

      The expense ratio was 60.4% for the three months ended March 31, 2005 as compared with 73.6% for the same period in 2004. The improved expense ratio reflects higher net earned premium and the impacts of cost reduction initiatives taken in the first quarter of 2004. These items reduced the ratio by 1.0 percentage points and 3.0 percentage points, respectively, in the first quarter of 2005. The improved expense ratio also reflects the absence of expenses associated with the initiative to simplify and streamline the Company's field organization and the increased accrual for policyholder dividends that were recorded in the first quarter of 2004. These items added 8.8 percentage points to the expense ratio for the first quarter of 2004.

EXPOSURE MANAGEMENT

      The Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company continues with various exposure management initiatives, particularly to reduce its risks on large commercial accounts. "Exposure" is defined as the face amount of the bond. As the following table depicts, the Company has reduced its total exposure, before the effects of reinsurance, by 10.7% in 2005 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                                 NUMBER OF ACCOUNTS           TOTAL EXPOSURE (DOLLARS IN MILLIONS)
                                                        AS OF                                  AS OF
                                             ---------------------------  -------------------------------------------
                                             MARCH 31,      DECEMBER 31,  MARCH 31,    DECEMBER 31,      % INCREASE/
COMMERCIAL ACCOUNT EXPOSURE                    2005            2004         2005           2004           (DECREASE)
---------------------------                  ---------      ------------  ---------    ------------      ------------
$100 million and larger                          2                2       $   256.2      $   256.4           (0.1)%
$50 to $100 million                              4                7           261.5          468.1          (44.1)%
$25 to $50 million                              12               11           426.4          401.0            6.3%
$10 to $25 million                              41               39           571.4          572.5           (0.2)%
                                                --               --       ---------      ---------          -----
Total                                           59               59       $ 1,515.5      $ 1,698.0          (10.7)%
                                                ==               ==       =========      =========          =====

      The Company expects to continue to reduce its risks on large commercial accounts, but the rate of this reduction is expected to slow.

      With respect to contract surety, the Company's portfolio is predominantly comprised of contractors with bonded backlog of less than $30 million. Bonded backlog is a measure of the Company's exposure in the event of default before indemnification, salvage and subrogation recoveries. The Company does have a number of accounts with higher bonded backlogs. For example, the Company has 12 accounts each with a bonded backlog in excess of $150 million and 15 accounts each with a bonded backlog of between $100 million and $150 million.

      The Company continues to manage its exposure to any one contract credit and aggressively looks for co-surety, shared accounts and other means to support or reduce larger exposures. Reinsurance, indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that substantially reduce CNA Surety's exposure to loss.

INVESTMENT INCOME AND REALIZED INVESTMENT GAINS/LOSSES

      Net investment income was $8.0 million for the three months ended March 31, 2005, as compared with $7.0 million for the same period in 2004 due to an increase in invested assets. The annualized pretax yield was 4.4% for both the three months ended March 31, 2005 and 2004. The annualized after-tax yield was 3.7% for both the three months ended March 31, 2005 and 2004. Net realized investment gains were $2.0 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively. The realized investment gain in 2005 resulted primarily from the Company's sale of its interest in DeMontfort, PLC.

      The following summarizes net realized investment gains (losses) activity:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                              2005        2004
                                                             ------      ------
Gross realized investment gains..........................    $2,165      $2,234
Gross realized investment losses.........................      (154)         (4)
                                                             ------      ------
Net realized investment gains............................    $2,011      $2,230
                                                             ======      ======

      The Company's investment portfolio generally is managed to maximize after-tax investment return, while minimizing credit risk with investments concentrated in high quality fixed income securities. CNA Surety's portfolio is managed to provide diversification by limiting exposures to any one industry, issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolio is structured to support CNA Surety's insurance underwriting operations and to consider the expected duration of liabilities and short-term cash needs. In achieving these goals, assets may be sold to take advantage of market conditions or other investment opportunities or regulatory, credit and tax considerations. These activities will produce realized gains and losses

      Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income.

ANALYSIS OF OTHER OPERATIONS

      Interest expense increased by 126.3% for the three months ended March 31, 2005 as compared with the same period in 2004, due to the addition of $30.9 million of junior subordinated debentures and higher interest rates associated with this long-term debt issued in 2004. Weighted average debt outstanding was $65.9 million for the three months ended March 31, 2005 as compared with $50.4 million for the same period in 2004. The weighted average interest rate for the three months ended March 31, 2005 was 4.5% as compared with 2.7% for the same period in 2004.

INCOME TAXES

      Income tax expense was $5.5 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. The effective income tax rates were 27.9% and 21.5% for the three months ended March 31, 2005 and 2004, respectively. The increase in the estimated effective tax rates for the three months ended March 31, 2005 as compared with the same periods in 2004 primarily relates to the decrease in the relative share of tax-exempt investment income to total pre-tax income.

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

      The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At March 31, 2005, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $661.1 million of fixed income securities, $74.0 million of short-term investments, $1.1 million of other investments and $4.4 million of cash. At December 31, 2004, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $722.0 million of fixed income securities, $22.7 million of short-term investments, and $1.1 million of other investments and $5.6 million of cash.

      During the fourth quarter of 2004, the Company reached agreement with the claimant on a bond regarding certain aspects of the claim resolution. The bond was originally written by an affiliate and assumed by one of the Company's insurance subsidiaries pursuant to the Quota Share Treaty. As part of this agreement, the Company will deposit approximately $34 million with the affiliate so that a trust can be established by the affiliate to fund future payments under the bond. This claim was previously fully reserved.

      Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At March 31, 2005, the parent company's invested assets consisted of $1.0 million of fixed income securities, $1.2 million of equity securities, $5.3 million of short-term investments and $2.2 million of cash. At December 31, 2004, the parent company's invested assets consisted of $6.3 million of fixed income securities, $1.2 million of equity securities, $5.8 million of short-term investments and $1.7 million of cash. At March 31, 2005 and December 31, 2004 respectively, parent company short-term investments and cash included $6.7 million and $5.1 million of restricted cash primarily related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

      The Company's consolidated net cash flow provided by operating activities was $2.5 million for the three months ended March 31, 2005 compared to net cash flow provided by operating activities of $42.9 million for the comparable period in 2004. The decrease in net cash flow provided by operating activities primarily relates to a $29.9 million reinsurance recoverable receipt in the first quarter of 2004, and higher loss payments and reduced premium collections in the first quarter of 2005.

      In May of 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 337.5 basis points with a 30-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (the "Issuer Trust"). The sole asset of the Issuer Trust consists of $30.9 million of junior subordinated debentures issued by the Company to the Issuer Trust. The subordinated debentures bear interest at a rate of LIBOR plus 337.5 basis points and mature in April of 2034. As of March 31, 2005, the interest rate on the junior subordinated debentures was 6.17%. The proceeds from the debt issuance were used to reduce the outstanding balance of the Revolving Credit Facility by $10.0 million and to increase the statutory surplus of the Company's insurance subsidiaries by $20.0 million.

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

      Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan Facility which fixed the previously floating interest rate. As a result, the effective interest rate on the term loan as of March 31, 2005 was 2.78%.

      As of March 31, 2005 and December 31, 2004, the outstanding Revolving Credit facility balance was $25.0 million. The Term Loan Facility balance was reduced by $5.0 million to $5.0 million during the three months ended March 31, 2005 according to scheduled amortization and payment schedules. The Term Loan Facility balance was $10 million at December 31, 2004. Final amortization and payment of the remaining $5.0 million principal of the Term Loan Facility will take place on September 30, 2005. No other debt matures in the next five years.

      The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or nine months and is based on, among other rates, LIBOR, plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at March 31, 2005 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan Facility was 0.625% at March 31, 2005 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of March 31, 2005, the weighted average interest rate was 4.15% on the $30.0 million of outstanding borrowings. As of December 31, 2004, the weighted average interest rate on the 2002 Credit Facility was 3.28% on the $35.0 million of outstanding borrowings.

      The 2002 Credit Facility contains, among other conditions, limitations on CNA Surety with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A" by A.M. Best for each of the Company's insurance subsidiaries. The 2002 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $350.0 million and c) minimum fixed charge coverage ratio of 2.5 times. At March 31, 2004, the Company was in violation of this minimum earnings requirement and received a waiver for this requirement in the second quarter of 2004. The Company is in compliance with all covenants during the quarter ended March 31, 2005.

      A summary of the Company's commitments as of March 31, 2005 is presented in the following table (in millions):


         MARCH 31, 2005           2005    2006   2007   2008   2009   THEREAFTER   TOTAL
-----------------------------    ------  ------  -----  -----  -----  ----------  -------
Debt (a).....................    $ 32.1  $  1.9  $ 1.9  $ 1.9  $ 1.9    $ 77.5    $ 117.2

Operating leases.............       1.2     1.4    1.1    1.0    1.0       2.7        8.4
Loss and loss adjustment
expense reserves.............     108.0   124.5   45.2   18.2   15.6      45.9      357.4
Other long-term liabilities
(b)..........................       0.8     0.3    0.4    0.4    0.4       5.8        8.1
                                 ------  ------  -----  -----  -----    ------    -------
Total........................    $142.1  $128.1  $48.6  $21.5  $18.9    $131.9    $ 491.1
                                 ======  ======  =====  =====  =====    ======    =======

(a)   Reflects expected principal and interest payments.

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

      The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2005 is based on statutory surplus and income at and for the year ended December 31, 2004. Without prior regulatory approval, CNA Surety's insurance subsidiaries may pay stockholder dividends of $46.8 million in the aggregate in 2005. CNA Surety received no dividends from its insurance subsidiaries during the first three months of 2005 or 2004. CNA Surety received $1.5 million in dividends, including $0.5 million in cash, from its non-insurance subsidiaries during the first three months of 2005. CNA Surety received no dividends from its non-insurance subsidiaries during the first three months of 2004.

      Combined statutory surplus totaled $264.2 million at March 31, 2005, resulting in a net written premium to statutory surplus ratio of 1.3 to 1. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2005 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $145.0 million at Western Surety. This surplus constraint may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

      In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by (or refunds received from) the Internal Revenue Service ("IRS"). CNA Surety received $0.7 million from its subsidiaries for the three months ended March 31, 2005. CNA Surety did not receive any tax sharing payments from its subsidiaries for the three months ended March 31, 2004

      Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of Western Surety and Surety Bonding are $18.5 million and $0.6 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002, January 1, 2004 and January 1, 2005 on substantially the same terms. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of CCC and its affiliates totaled $591.1 million. CNA Surety Management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

      Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety Management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present capital needs.

FINANCIAL CONDITION
INVESTMENT PORTFOLIO

      The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at March 31, 2005 and December 31, 2004, by investment category, were as follows (dollars in thousands):

                                                                           GROSS UNREALIZED LOSSES
                                               AMORTIZED     GROSS       ---------------------------   ESTIMATED
                                                COST OR    UNREALIZED    LESS THAN 12   MORE THAN 12     FAIR
               MARCH 31, 2005                    COST        GAINS          MONTHS          MONTHS       VALUE
-------------------------------------------    ---------   ----------    ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations
of U.S. Government and agencies:
   U.S. Treasury...........................    $  17,255   $        7    $       (162)  $         --   $  17,100
   U.S. Agencies...........................        4,574           25             (69)           (73)      4,457
   Collateralized mortgage obligations.....       18,391          538            (179)            --      18,750
   Mortgage pass-through securities........       54,369          155            (468)          (314)     53,742
Obligations of states and political
subdivisions...............................      429,437       15,933          (1,205)          (640)    443,525
Corporate bonds............................       84,258        2,452            (860)            (6)     85,844
Non-agency collateralized mortgage
obligations................................        2,075           --             (39)            --       2,036
Other asset-backed securities:
   Second mortgages/home equity loans......       20,924          224            (207)            --      20,941
   Other...................................       12,346          264            (109)            --      12,501
Redeemable preferred stock.................        3,000          167              --             --       3,167
                                               ---------   ----------    ------------   ------------   ---------
   Total fixed income securities...........      646,629       19,765          (3,298)        (1,033)    662,063
Equity securities..........................        1,115           47              --             --       1,162
                                               ---------   ----------    ------------   ------------   ---------
   Total...................................    $ 647,744   $   19,812    $     (3,298)  $     (1.033)  $ 663,225
                                               =========   ==========    ============   ============   =========

                                                                           GROSS UNREALIZED LOSSES
                                               AMORTIZED     GROSS       ---------------------------   ESTIMATED
                                                COST OR    UNREALIZED    LESS THAN 12   MORE THAN 12     FAIR
              DECEMBER 31, 2004                  COST        GAINS          MONTHS         MONTHS        VALUE
-------------------------------------------    ---------   ----------    ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations
of U.S. Government and agencies:
   U.S. Treasury...........................    $  55,818   $      255    $        (39)  $         --   $  56,034
   U.S. Agencies...........................        4,576           39              (9)           (49)      4,557
   Collateralized mortgage obligations.....       18,260          590            (105)            --      18,745
   Mortgage pass-through securities........       56,696          325            (249)            --      56,772
Obligations of states and political
subdivisions...............................      431,624       23,467            (387)           (87)    454,617
Corporate bonds............................       94,363        4,735             (27)            (2)     99,069
Non-agency collateralized mortgage
obligations................................        2,078            3              --             --       2,081
Other asset-backed securities:
   Second mortgages/home equity loans......       20,942          241             (69)            --      21,114
   Credit card receivables.................          867           --              --             --         867
   Other...................................        7,794          391              --             --       8,185
Redeemable preferred stock.................        5,356          941              --             --       6,297
                                               ---------   ----------    ------------   ------------   ---------
   Total fixed income securities...........      698,374       30,987            (885)          (138)    728,338
Equity securities..........................        1,084          114              --             --       1,198
                                               ---------   ----------    ------------   ------------   ---------
   Total...................................    $ 699,458   $   31,101    $       (885)  $       (138)  $ 729,536
                                               =========   ==========    ============   ============   =========

      The following table summarizes for fixed maturities in an unrealized loss position at March 31, 2005 and 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

                                               MARCH 31, 2005         DECEMBER 31, 2004
                                                          GROSS                   GROSS
                                          ESTIMATED    UNREALIZED   ESTIMATED   UNREALIZED
       UNREALIZED LOSS AGING              FAIR VALUE      LOSS      FAIR VALUE     LOSS
------------------------------------      ----------   ----------   ----------  ----------
Fixed maturity securities:
   Investment grade:
     0-12 months....................      $  211,173   $    3,298   $  107,401  $      885
     Greater than 12 months.........          24,526        1,033        5,484         138
                                          ----------   ----------   ----------  ----------
   Total investment grade...........      $  235,699   $    4,331   $  112,885  $    1,023
                                          ==========   ==========   ==========  ==========

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

      As of March 31, 2005, 65 separate securities held by the Company were in an unrealized loss position. Of these, 41 securities were rated AAA by Standard and Poor's ("S&P") and Aaa by Moody's Investor Services ("Moody's") and none were rated below investment grade. Only two securities were in loss positions that exceeded 5% of their respective book values, with the largest unrealized loss being approximately 7% of that security's book value. Both of these securities were rated AAA by S&P and Aaa by Moody's. The Company believes that all of the unrealized losses have resulted from changes in interest rates and do not reflect any adverse changes in the credit quality of the issuers. These facts were part of the Company's consideration of whether any other-than-temporary impairments existed as of March 31, 2005. No other-than-temporary impairments were recorded for the three months ended March 31, 2005. No other-than-temporary impairments were recorded for the year ended December 31, 2004.

IMPACT OF PENDING ACCOUNTING STANDARDS

      In December of 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment ("SFAS 123R"), that amends SFAS No. 123 ("SFAS 123"), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply this standard using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 2004) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. SFAS 123R is effective for annual periods beginning after June 15, 2005. The SEC issued Staff Accounting Bulletin ("SAB") No. 107 that provides implementation guidance on the adoption of SFAS 123R. Adoption of this standard is not expected to have a material impact on the Company's results of operations and/or equity.

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

      The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of March 31, 2005. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

                                                                                                                    HYPOTHETICAL
                                                                                                   ESTIMATED FAIR    PERCENTAGE
                                                                                  HYPOTHETICAL      VALUE AFTER       INCREASE
                                                                 FAIR VALUE AT      CHANGE IN       HYPOTHETICAL    (DECREASE) IN
                                                                   MARCH 31,      INTEREST RATE      CHANGE IN      STOCKHOLDERS'
                                                                     2005       (bp=BASIS POINTS)  INTEREST RATE        EQUITY
                                                                 -------------  -----------------  --------------   -------------
                                                                                    (DOLLARS IN THOUSANDS)
U.S. Government and government agencies and authorities......    $      94,049   200 bp increase   $       83,165        (1.6)%
                                                                                 100 bp increase           88,748        (0.8)
                                                                                 100 bp decrease           98,744         0.7
                                                                                 200 bp decrease          102,976         1.3
States, municipalities and political subdivisions............          443,525   200 bp increase          390,687        (7.6)
                                                                                 100 bp increase          416,889        (3.8)
                                                                                 100 bp decrease          471,151         4.0
                                                                                 200 bp decrease          500,796         8.2
Corporate bonds and all other................................          124,489   200 bp increase          110,400        (2.0)
                                                                 -------------
                                                                                 100 bp increase          115,665        (1.3)
                                                                                 100 bp decrease          127,321         0.4
                                                                                 200 bp decrease          133,691         1.3
Total fixed income securities................................    $     662,063   200 bp increase          584,252       (11.2)
                                                                 =============
                                                                                 100 bp increase          621,303        (5.9)
                                                                                 100 bp decrease          697,216         5.1
                                                                                 200 bp decrease          737,462        10.8

                                                                                                                    HYPOTHETICAL
                                                                                                   ESTIMATED FAIR    PERCENTAGE
                                                                                  HYPOTHETICAL      VALUE AFTER       INCREASE
                                                                 FAIR VALUE AT      CHANGE IN       HYPOTHETICAL    (DECREASE) IN
                                                                  DECEMBER 31,    INTEREST RATE      CHANGE IN      STOCKHOLDERS'
                                                                      2004      (bp=BASIS POINTS)  INTEREST RATE       EQUITY
                                                                 -------------  -----------------  --------------   -------------
                                                                                       (DOLLARS IN THOUSANDS)
U.S. Government and government agencies and authorities......    $     136,108   200 bp increase      $   123,990        (1.8)%
                                                                                 100 bp increase          130,255        (0.9)
                                                                                 100 bp decrease          141,248         0.7
                                                                                 200 bp decrease          145,997         1.4
States, municipalities and political subdivisions............          454,617   200 bp increase          398,451        (8.2)
                                                                                 100 bp increase          426,163        (4.1)
                                                                                 100 bp decrease          484,149         4.3
                                                                                 200 bp decrease          515,785         8.9
Corporate bonds and all other................................          137,613   200 bp increase          122,449        (2.2)
                                                                 -------------
                                                                                 100 bp increase          128,147        (1.4)
                                                                                 100 bp decrease          141,072         0.5
                                                                                 200 bp decrease          148,431         1.6
Total fixed income securities................................    $     728,338   200 bp increase          644,890       (12.2)
                                                                 =============
                                                                                 100 bp increase          684,565        (6.4)
                                                                                 100 bp decrease          766,469         5.6
                                                                                 200 bp decrease          810,213        11.9

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders of CNA Surety Corporation held on April 26, 2005, the Company's shareholders voted on the following proposals. The numbers of shares issued, outstanding and eligible to vote as of the record date of March 1, 2005 were 43,114,170. Proxies representing 41,990,063 shares or approximately 97 percent of the eligible voting shares were tabulated.

      PROPOSAL I

      Election of Directors.

                            Number of Shares/Votes
                     -------------------------------------
                        For             Authority Withheld
                     ----------         ------------------
Philip H. Britt      41,864,865               125,198
Roy E. Posner        41,277,622               712,441
Adrian M. Tocklin    41,626,936               363,127
James R. Lewis       37,102,783             4,887,280
Lori Komstadius      37,099,653             4,890,410
Robert Tinstman      41,864,555               125,508
John F. Welch        37,101,083             4,888,980

      PROPOSAL II

      To ratify the Board of Directors' appointment of the Company's independent auditors, Deloitte & Touche LLP, for fiscal year 2005.

For               41,969,858
Against               17,491
Abstain                2,714

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS

                                                                              Exhibit Number
                                                                              --------------
CNA Surety Corporation 2005 Deferred Compensation Plan......................      (10) 27

CNA Surety Corporation 2005 Deferred Compensation Plan Trust................      (10) 28

Third Amendment to CNA Surety Corporation 2005 Deferred Compensation Plan...      (10) 29

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002........         31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002........         31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002........         32.1*

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002........         32.2*

* Exhibits 32.1 and 32.2 are being furnished and shall not be deemed "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

      CNA SURETY CORPORATION (Registrant)

      /s/ John F. Welch
      ---------------------------------------------------
      John F. Welch President and Chief Executive Officer

     /s/ John F. Corcoran
     ----------------------------------------------------------
     John F. Corcoran Vice President and Chief Financial Officer

Date: May 2, 2005

                                  EXHIBIT INDEX

CNA Surety Corporation 2005 Deferred Compensation Plan......................      (10) 27

CNA Surety Corporation 2005 Deferred Compensation Plan Trust................      (10) 28

Third Amendment to CNA Surety Corporation 2005 Deferred Compensation Plan...      (10) 29

31(1) Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

31(2) Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -- Chief Financial Officer.

32(1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer.

32(2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer.