Form 10-Q
period 2005-06-30
CNA SURETY CORP
filed 2005-08-02
CIK 1044566

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

      43,247,584 shares of Common Stock, $.01 par value as of 7/25/2005.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                             PAGE
                                                                                                                             ----
PART I. FINANCIAL INFORMATION:
  Item 1. Condensed Consolidated Financial Statements (Unaudited):
    Report of Independent Registered Public Accounting Firm...............................................................     3
    Condensed Consolidated Balance Sheets at June 30, 2005 and at December 31, 2004.......................................     4
    Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2005 and 2004.................     5
    Condensed Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2005 and 2004...     6
    Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004.......................     7
    Notes to Condensed Consolidated Financial Statements..................................................................     8
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........................    17
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................................    31
  Item 4. Controls and Procedures.........................................................................................    33
PART II. OTHER INFORMATION:
  Item 1. Legal Proceedings...............................................................................................    33
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....................................................    33
  Item 3. Defaults Upon Senior Securities.................................................................................    33
  Item 4. Submission of Matters to a Vote of Security Holders.............................................................    33
  Item 5. Other Information...............................................................................................    33
  Item 6. Exhibits........................................................................................................    34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of June 30, 2005, and the related condensed consolidated statements of income and stockholders' equity for the three-month and six-month periods ended June 30, 2005 and 2004 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation's management.

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

/s/ Deloitte & Touche LLP
Chicago, Illinois
August 1, 2005

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                       JUNE 30,      DECEMBER 31
                                                                                                        2005             2004
                                                                                                    -------------    ------------
ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $678,371 and $698,374).................   $     706,248    $    728,338
  Equity securities, at fair value (cost: $1,148 and $1,084).....................................           1,205           1,198
  Short-term investments, at cost (approximates fair value)......................................          98,873          28,457
  Other investments, at fair value (cost: $1,019 and $1,058).....................................           1,019           1,058
                                                                                                    -------------    ------------
   Total invested assets.........................................................................         807,345         759,051
Cash.............................................................................................           7,448           7,336
Deferred policy acquisition costs................................................................         104,956         102,128
Insurance receivables:
  Premiums, including $12,807 and $11,012 from affiliates (net of allowance for doubtful
   accounts: $1,483 and $2,153)..................................................................          45,822          32,340
  Reinsurance, including $3,100 and $5,364 from affiliates.......................................          76,903          98,874
Intangible assets (net of accumulated amortization: $25,523 and $25,523).........................         138,785         138,785
Current income taxes receivable..................................................................           8,963            ----
Property and equipment, at cost (less accumulated depreciation and amortization:
 $22,884 and $21,600)............................................................................          16,177          15,358
Prepaid reinsurance premiums.....................................................................          11,510           7,955
Accrued investment income........................................................................           9,197           8,891
Other assets.....................................................................................           2,497           3,776
                                                                                                    -------------    ------------
   Total assets..................................................................................   $   1,229,603    $  1,174,494
                                                                                                    =============    ============
LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses.....................................................   $     402,769    $    363,387
  Unearned premiums..............................................................................         243,255         226,019
                                                                                                    -------------    ------------
   Total reserves................................................................................         646,024         589,406
Debt.............................................................................................          60,538          65,488
Deferred income taxes, net.......................................................................          25,679          27,024
Current income taxes payable.....................................................................            ----           3,491
Reinsurance and other payables to affiliates.....................................................          11,412             461
Accrued expenses.................................................................................          13,211          17,090
Other liabilities................................................................................          23,377          25,163
                                                                                                    -------------    ------------
   Total liabilities.............................................................................   $     780,241    $    728,123
                                                                                                    -------------    ------------
Commitments and contingencies (See Notes 4, 5, 6, & 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,628 shares issued and 43,225 shares outstanding at June 30, 2005 and 44,423 shares issued
  and 43,015 shares outstanding at December 31, 2004.............................................             446             444
Additional paid-in capital.......................................................................         258,189         255,996
Retained earnings................................................................................         187,636         185,496
Accumulated other comprehensive income...........................................................          18,157          19,551
Treasury stock, at cost..........................................................................         (15,066)        (15,116)
                                                                                                    -------------    ------------
   Total stockholders' equity....................................................................         449,362         446,371
                                                                                                    -------------    ------------
   Total liabilities and stockholders' equity....................................................   $   1,229,603    $  1,174,494
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30                         JUNE 30
                                                                   -----------------------------    -----------------------------
                                                                       2005             2004            2005             2004
                                                                   ------------     ------------    ------------     ------------
Revenues:
  Net earned premium...........................................    $     85,257     $     77,153    $    165,820     $    152,350
  Net investment income........................................           8,054            7,462          16,025           14,439
  Net realized investment gains................................               5               52           2,016            2,282
                                                                   ------------     ------------    ------------     ------------
   Total revenues..............................................          93,316           84,667         183,861          169,071
                                                                   ------------     ------------    ------------     ------------
Expenses:
  Net losses and loss adjustment expenses......................          62,763           21,208          84,354           41,839
  Net commissions, brokerage and other underwriting expenses...          50,057           49,069          98,702          104,381
  Interest expense.............................................             840              506           1,614              848
                                                                   ------------     ------------    ------------     ------------
   Total expenses..............................................         113,660           70,783         184,670          147,068
                                                                   ------------     ------------    ------------     ------------
Income (loss) before income taxes..............................         (20,344)          13,884            (809)          22,003
Income tax expense (benefit)...................................          (8,409)           3,699          (2,949)           5,444
                                                                   ------------     ------------    ------------     ------------
Net income (loss)..............................................    $    (11,935)    $     10,185    $      2,140     $     16,559
                                                                   ============     ============    ============     ============
Earnings (loss) per common share...............................    $      (0.28)    $       0.24    $       0.05     $       0.39
                                                                   ============     ============    ============     ============
Earnings (loss) per common share, assuming dilution............    $      (0.28)    $       0.24    $       0.05     $       0.38
                                                                   ============     ============    ============     ============
Weighted average shares outstanding............................          43,140           42,994          43,134           42,992
                                                                   ============     ============    ============     ============
Weighted average shares outstanding, assuming dilution.........          43,140           43,070          43,377           43,071
                                                                   ============     ============    ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              COMMON
                                                                               STOCK                    ADDITIONAL
                                                                              SHARES        COMMON        PAID-IN     COMPREHENSIVE
                                                                            OUTSTANDING      STOCK        CAPITAL     INCOME (LOSS)
                                                                            -----------   -----------   -----------   -------------
Balance, December 31, 2003...............................................        42,980   $       444   $   255,816
Comprehensive income:
  Net income.............................................................            --            --            --   $     16,559
Other comprehensive income:
  Change in unrealized gains on securities, after income tax benefit of
   $7,451 (net of reclassification adjustment of $1,627, after
   income tax expense of $876)...........................................            --            --            --         (13,838)
                                                                                                                      -------------
  Total comprehensive income.............................................                                             $       2,721
                                                                                                                      =============
Issuance of treasury stock to employee stock purchase program............             7            --           (19)
Stock options exercised and other........................................             8            --            71
                                                                            -----------   -----------    ----------
Balance, June 30, 2004...................................................        42,995   $       444   $   255,868
                                                                            ===========   ===========    ==========
Balance, December 31, 2004...............................................        43,015   $       444   $   255,996
Comprehensive income:
  Net income.............................................................            --            --            --   $       2,140
Other comprehensive income:
  Change in unrealized gains on securities, after income tax benefit of
   $750 (net of reclassification adjustment of ($1,203), after
   income tax benefit of ($648)).........................................            --            --            --          (1,394)
                                                                                                                      -------------
  Total comprehensive income.............................................                                             $         746
                                                                                                                      =============
Issuance of treasury stock to employee stock purchase program............             5            --            (6)
Stock options exercised and other........................................           205             2         2,199
                                                                            -----------   -----------    ----------
Balance, June 30, 2005...................................................        43,225   $       446   $   258,189
                                                                            ===========   ===========    ==========

                                                                                         ACCUMULATED
                                                                                            OTHER        TREASURY         TOTAL
                                                                            RETAINED    COMPREHENSIVE      STOCK      STOCKHOLDERS'
                                                                            EARNINGS       INCOME         AT COST        EQUITY
                                                                            ---------   -------------    ---------    -------------
Balance, December 31, 2003...............................................   $ 145,786   $      23,351    $ (15,256)   $     410,141
Comprehensive income:
  Net income.............................................................      16,559              --           --           16,559
Other comprehensive income:
  Change in unrealized gains on securities, after income tax benefit of
   $7,451 (net of reclassification adjustment of $1,627, after
   income tax expense of $876)...........................................          --         (13,838)          --          (13,838)
Issuance of treasury stock to employee stock purchase program............          --                           78               59
Stock options exercised and other........................................                          --           --               71
                                                                            ---------   -------------    ---------    -------------
Balance, June 30, 2004...................................................   $ 162,345   $       9,513    $ (15,178)   $     412,992
                                                                            =========   =============    =========    =============
Balance, December 31, 2004...............................................   $ 185,496   $      19,551    $ (15,116)   $     446,371
Comprehensive income:
  Net income.............................................................       2,140              --           --            2,140
Other comprehensive income:
  Change in unrealized gains on securities, after income tax benefit of $750 (net of reclassification adjustment of ($1,203), after
   income tax benefit of ($648)).........................................          --          (1,394)          --           (1,394)
Issuance of treasury stock to employee stock purchase program............          --                           50               44
Stock options exercised and other........................................                          --           --            2,201
                                                                            ---------   -------------    ---------    -------------
Balance, June 30, 2005...................................................   $ 187,636   $      18,157    $ (15,066)   $     449,362
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          SIX MONTHS ENDED
                                                                                                             JUNE 30,
                                                                                                     --------------------------
                                                                                                        2005           2004
                                                                                                     ----------    ------------
OPERATING ACTIVITIES:
  Net income.....................................................................................    $    2,140    $     16,559
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.................................................................         2,258           2,304
   Accretion of bond discount, net...............................................................         1,597           1,399
   Net realized investment gains.................................................................        (2,017)         (2,282)
  Changes in:
   Insurance receivables.........................................................................         8,489          34,126
   Reserve for unearned premiums.................................................................        17,236          10,645
   Reserve for unpaid losses and loss adjustment expenses........................................        39,382          (1,172)
   Deferred policy acquisition costs.............................................................        (2,828)         (3,038)
   Deferred income taxes, net....................................................................          (594)            861
   Reinsurance and other payables to affiliates..................................................        10,951             610
   Prepaid reinsurance premiums..................................................................        (3,555)         (5,328)
   Accrued expenses..............................................................................        (3,879)           (763)
   Other assets and liabilities..................................................................       (13,609)          5,402
                                                                                                     ----------    ------------
    Net cash provided by operating activities....................................................        55,571          59,323
                                                                                                     ----------    ------------
INVESTING ACTIVITIES:
   Fixed income securities:
   Purchases.....................................................................................       (76,899)       (113,742)
   Maturities....................................................................................        23,989          16,112
   Sales.........................................................................................        72,737          27,919
   Purchases of equity securities................................................................          (675)           (129)
   Proceeds from the sale of equity securities...................................................           675             162
   Changes in short-term investments.............................................................       (70,416)         (1,170)
   Purchases of property and equipment, net......................................................        (3,336)         (1,478)
   Changes in receivables/payables for securities sold/purchased.................................          (308)           (179)
   Other, net....................................................................................         1,530          (1,129)
                                                                                                     ----------    ------------
    Net cash used in investing activities........................................................       (52,703)        (73,634)
                                                                                                     ----------    ------------
FINANCING ACTIVITIES:
   Proceeds from long-term debt..................................................................            --          30,930
   Principal payments on debt....................................................................        (5,000)        (15,000)
   Debt issuance costs ..........................................................................            --            (506)
   Employee stock option exercises and other.....................................................         2,194              66
   Issuance of treasury stock to employee stock purchase plan....................................            50              59
                                                                                                     ----------    ------------
    Net cash (used in) provided by financing activities..........................................        (2,756)         15,549
                                                                                                     ----------    ------------
Increase in cash.................................................................................           112           1,238
Cash at beginning of period......................................................................         7,336           7,965
                                                                                                     ----------    ------------
Cash at end of period............................................................................    $    7,448    $      9,203
                                                                                                     ==========    ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
   Interest......................................................................................    $    1,529    $        717
   Income taxes..................................................................................        10,094              --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

                                                          THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------     -----------------------------
                                                            2005              2004             2005             2004
                                                        ------------      ------------     ------------     ------------
Net income (loss)..................................     $    (11,935)     $     10,185     $      2,140     $     16,559
                                                        ============      ============     ============     ============
Shares:
Weighted average shares outstanding................           43,076            42,994           43,015           42,980
   Weighted average shares of options exercised
    and additional stock issuance..................               64                --              119               12
                                                        ------------      ------------     ------------     ------------
Total weighted average shares outstanding..........           43,140            42,994           43,134           42,992
   Effect of dilutive options......................               --                76              243               79
                                                        ------------      ------------     ------------     ------------
Total weighted average shares outstanding,
  assuming dilution................................           43,140            43,070           43,377           43,071
                                                        ============      ============     ============     ============
Earnings (loss) per share..........................     $      (0.28)     $       0.24     $       0.05     $       0.39
                                                        ============      ============     ============     ============
Earnings (loss) per share, assuming dilution.......     $      (0.28)     $       0.24     $       0.05     $       0.38
                                                        ============      ============     ============     ============

   No adjustments were made to reported net income (loss) in the computation of earnings per share. Options to purchase shares of common stock of 0.5 million for the three and six months ended June 30, 2005 and 0.9 million for the three and six months ended June 30, 2004 were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of CNA Surety's common stock. Also, due to the antidilutive effect on earnings per share resulting from the net loss for the three months ended June 30, 2005, options to purchase shares of common stock of
0.2 million and the nominal effect of exercised and terminated shares were excluded from the calculation of diluted earnings per share.

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

                                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------------     -----------------------------
                                                                     2005              2004             2005             2004
                                                                 ------------      ------------     ------------     ------------

Net income (loss)...........................................     $    (11,935)     $     10,185      $      2,140      $     16,559
Less: Total stock based compensation cost determined
  under the fair value method, net of tax...................             (229)             (161)             (397)             (231)
                                                                 ------------      ------------      ------------      ------------
Pro forma net income (loss).................................     $    (12,164)     $     10,024      $      1,743      $     16,328
                                                                 ============      ============      ============      ============
Basic and diluted earnings (loss) per share, as reported....     $      (0.28)     $       0.24      $       0.05      $       0.39
                                                                 ============      ============      ============      ============
Basic and diluted earnings (loss) per share, pro forma......     $      (0.28)     $       0.23      $       0.04      $       0.38
                                                                 ============      ============      ============      ============

ACCOUNTING PRONOUNCEMENTS

   In December of 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment ("SFAS 123R"), that amends SFAS No. 123, as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes APB Opinion No. 25. After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply this standard using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 2004) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. SFAS 123R is effective for annual periods beginning after June 15, 2005. The SEC issued Staff Accounting Bulletin ("SAB") No. 107 that provides implementation guidance on the adoption of SFAS 123R. Adoption of this standard is not expected to have a material impact on the Company's results of operations and/or equity.

2. INVESTMENTS

   The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at June 30, 2005 and December 31, 2004, by investment category, were as follows (dollars in thousands):

                                                                                       GROSS UNREALIZED LOSSES
                                                            AMORTIZED      GROSS     ---------------------------   ESTIMATED
                                                             COST OR    UNREALIZED   LESS THAN 12   MORE THAN 12     FAIR
                    JUNE 30, 2005                              COST        GAINS        MONTHS         MONTHS        VALUE
--------------------------------------------------------    ---------   ----------   ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
Government and agencies:
  U.S. Treasury.........................................    $  15,664   $      327   $        (67)  $         --   $  15,924
  U.S. Agencies.........................................       14,630          128             (6)           (31)     14,721
  Collateralized mortgage obligations...................       18,525          669             --             --      19,194
  Mortgage pass-through securities......................       52,476          211            (24)          (117)     52,546
Obligations of states and political subdivisions........      438,008       22,780            (70)          (219)    460,499
Corporate bonds.........................................       81,123        3,444           (178)            (9)     84,380
Non-agency collateralized mortgage obligations..........       22,207          248             --             --      22,455
Other asset-backed securities:
  Second mortgages/home equity loans....................       20,924          221            (18)            --      21,127
  Other.................................................       11,814          404             --             --      12,218
Redeemable preferred stock..............................        3,000          184             --             --       3,184
                                                            ---------   ----------   ------------   ------------   ---------
  Total fixed income securities.........................      678,371       28,616           (363)          (376)    706,248
Equity securities.......................................        1,148           57             --             --       1,205
                                                            ---------   ----------   ------------   ------------   ---------
  Total.................................................    $ 679,519   $   28,673   $       (363)  $       (376)  $ 707,453
                                                            =========   ==========   ============   ============   =========

                                                                                       GROSS UNREALIZED LOSSES
                                                            AMORTIZED      GROSS     ---------------------------   ESTIMATED
                                                             COST OR    UNREALIZED   LESS THAN 12   MORE THAN 12     FAIR
                    DECEMBER 31, 2004                         COST         GAINS        MONTHS         MONTHS        VALUE
--------------------------------------------------------    ---------   ----------   ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
Government and agencies:
  U.S. Treasury.........................................    $  55,818   $      255   $        (39)  $         --   $  56,034
  U.S. Agencies.........................................        4,576           39             (9)           (49)      4,557
  Collateralized mortgage obligations...................       18,260          590           (105)            --      18,745
  Mortgage pass-through securities......................       56,696          325           (249)            --      56,772
Obligations of states and political subdivisions........      431,624       23,467           (387)           (87)    454,617
Corporate bonds.........................................       94,363        4,735            (27)            (2)     99,069
Non-agency collateralized mortgage obligations..........        2,078            3             --             --       2,081
Other asset-backed securities:
  Second mortgages/home equity loans....................       20,942          241            (69)            --      21,114
  Credit card receivables...............................          867           --             --             --         867
  Other.................................................        7,794          391             --             --       8,185
Redeemable preferred stock..............................        5,356          941             --             --       6,297
                                                            ---------   ----------   ------------   ------------   ---------
  Total fixed income securities.........................      698,374       30,987           (885)          (138)    728,338
Equity securities.......................................        1,084          114             --             --       1,198
                                                            ---------   ----------   ------------   ------------   ---------
  Total.................................................    $ 699,458   $   31,101   $       (885)  $       (138)  $ 729,536
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

3. REINSURANCE

   The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                      -----------------------------------------------------
                                                                                 2005                       2004
                                                                      -------------------------   -------------------------
                                                                        WRITTEN        EARNED       WRITTEN       EARNED
                                                                      -----------   -----------   -----------   -----------
Direct............................................................    $    81,555   $    70,202   $    69,330   $    58,318
Assumed...........................................................         24,989        28,150        33,734        37,253
Ceded.............................................................        (11,753)      (13,095)      (16,952)      (18,418)
                                                                      -----------   -----------   -----------   -----------
                                                                      $    94,791   $    85,257   $    86,112   $    77,153
                                                                      ===========   ===========   ===========   ===========

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                      -----------------------------------------------------
                                                                                 2005                       2004
                                                                      -------------------------   -------------------------
                                                                        WRITTEN        EARNED       WRITTEN       EARNED
                                                                      -----------   -----------   -----------   -----------
Direct............................................................    $   159,484   $   135,462   $   135,400   $   107,153
Assumed...........................................................         50,353        57,138        63,543        81,146
Ceded.............................................................        (30,336)      (26,780)      (41,277)      (35,949)
                                                                      -----------   -----------   -----------   -----------
                                                                      $   179,501   $   165,820   $   157,666   $   152,350
                                                                      ===========   ===========   ===========   ===========

   Assumed premiums primarily include all surety business written or renewed, net of reinsurance, by CCC and CIC, which is reinsured by Western Surety pursuant to reinsurance and related agreements.

   The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                              THREE MONTHS ENDED JUNE 30,
                                                                      -----------------------------------------
                                                                              2005                  2004
                                                                      --------------------   ------------------
                                                                           $         RATIO       $        RATIO
                                                                      -----------    -----   ----------   -----
Gross losses and loss adjustment expenses.........................    $    68,188    69.3%   $   26,974   28.2%
Ceded amounts.....................................................         (5,425)   41.4%       (5,766)  31.3%
                                                                      -----------            ----------
Net losses and loss adjustment expenses...........................    $    62,763    73.6%   $   21,208   27.5%
                                                                      ===========            ==========

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                      -----------------------------------------
                                                                              2005                  2004
                                                                      --------------------   ------------------
                                                                           $         RATIO       $        RATIO
                                                                      -----------    -----   ----------   -----
Gross losses and loss adjustment expenses.........................    $    96,799    50.3%   $   50,310   26.7%
Ceded amounts.....................................................        (12,445)   46.5%       (8,471)  23.6%
                                                                      -----------            ----------
Net losses and loss adjustment expenses...........................    $    84,354    50.9%   $   41,839   27.5%
                                                                      ===========            ==========

2005 THIRD PARTY REINSURANCE COMPARED TO 2004 THIRD PARTY REINSURANCE

   Effective January 1, 2005, CNA Surety entered into a new excess of loss treaty ("2005 Excess of Loss Treaty") with a group of third party reinsurers on terms similar to the 2004 Excess of Loss Treaty. Under the 2005 Excess of Loss Treaty, the Company's net retention per principal remains at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. The significant differences between the 2005 Excess of Loss Treaty and the Company's 2004 Excess of Loss Treaty are as follows. The annual aggregate coverage increases from $157 million in 2004 to $185 million in 2005. The base annual premium for the 2005 Excess of Loss Treaty is $40.7 million compared to the actual cost of the 2004 Excess of Loss Treaty of $50.6 million. The contract again includes an optional twelve month extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer) which will provide coverage for losses discovered in 2006 on bonds that were in force during 2005. In addition, the 2005 Excess of Loss Treaty provides coverage for one commercial principal that had been excluded from the 2004 Excess of Loss Treaty. The Company no longer has exposure to a second commercial principal that was excluded from the 2004 Excess of Loss Treaty. Only the large national contractor (described later) that was excluded from the 2004 Excess of Loss Treaty remains excluded from the 2005 Excess of Loss Treaty.

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

   Through a Surety Quota Share Treaty ("the Quota Share Treaty"), CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2005 and expires on December 31, 2005 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

   For the Quota Share Treaty in effect during 2004, the ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums. Due to lower commissions paid to producers on the business covered by the Quota Share Treaty, the actual override commission paid to CCC and CIC for 2004 was approximately 7%.

   Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through June 30, 2005.

   The Company and CCC entered into a new $40 million excess of $60 million reinsurance contract providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. This contract was effective from January 1, 2004 to December 31, 2004. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. The Company and CCC entered into a new contract covering the large national contractor effective January 1, 2005 to December 31, 2005 on the same terms as the 2004 contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. As of June 30, 2005, no losses have been ceded under this contract.

   The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract was $6.0 million plus an additional premium if a loss is ceded under this contract. Effective January 1, 2005, the Company and CCC entered into a new $50 million excess of $100 million contract in force through December 31, 2005. The premium for this contract was $4.75 million plus an additional premium of $14.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to exclude coverage for the large national contractor, to reduce the premium to $3.0 million, and to reduce the additional premium to $7.0 million. As of June 30, 2005, no losses have been ceded under this contract.

   As of June 30, 2005 and December 31, 2004, CNA Surety had an insurance receivable balance from CCC and CIC of $15.9 million and $16.4 million. CNA Surety had reinsurance payables to CCC and CIC as of June 30, 2005 and December 31, 2004 of $11.0 million and $0.3 million.

LARGE NATIONAL CONTRACTOR

   The Company has provided significant surety bond protection guaranteeing projects undertaken by the large national contract principal that is excluded from the Company's third party reinsurance. The related party reinsurance available to the Company for this principal and the credit extended to the principal by affiliates of the Company are described below.

   As previously described, during the second quarter of 2005, the Company and CCC executed amendments to the reinsurance treaties that provide reinsurance protection for losses associated with the large national contractor. Coverage for all losses in excess of an aggregate $60 million is now provided under one treaty. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which runs from January 1, 2005 to December 31, 2005.

CNAF CREDIT FACILITY

   Commencing in 2003, CNAF has provided loans through a credit facility in order to help the large national contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million at December 31, 2003. The amendment also provides that CNAF may at its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of June 30, 2005 and 2004, $127 million (including accrued interest) and $85 million (including accrued interest) had been advanced under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $37.9 million and $23.9 million of the loans outstanding as of June 30, 2005 and 2004, respectively, and has agreed to a participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

   Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of June 30, 2005 and December 31, 2004, these guarantees and collateral obligations were $11 million and $13 million, respectively.

   The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNAF recorded an impairment charge of $56 million pre-tax for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the credit facility and future impairment charges with respect to amounts loaned under the credit facility in 2005 of $13 million pre-tax during the first quarter.

   Representatives from the Company and CNAF met with senior management of the national contractor in June of 2005 to review their actual cash flow through that date, as well as expected future cash flow. As a result of the discussions with the contractor and after consideration of the contractor's overall performance to date under the restructuring plan, CNAF made a decision not to provide additional liquidity to the national contractor beyond amounts currently available under the existing facility. In addition, during the second quarter of 2005, CNAF took a further impairment charge of $21 million pre-tax.

ESTABLISHMENT OF SURETY LOSS RESERVE

   The discussions with the large national contractor revealed significant deterioration of the contractor's operations and cash flow. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, the Company determined that the national contractor will likely be unable to meet its obligations that are covered under the surety bonds. Accordingly, the Company established a $40 million loss reserve based on an initial estimate of probable surety losses. In addition, the Company will be reevaluating the contractor's current restructuring efforts. Possible changes to the restructuring strategy could result in higher loss estimates and trigger additional reserve actions.

   The Company intends to provide surety bonds on behalf of the contractor while re-evaluating the contractor's restructuring efforts, subject to the contractor's initial and ongoing compliance with the Company's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. The Company estimates that possible additional losses, net of indemnification and subrogation recoveries but before recoveries under reinsurance contracts to be approximately $160 million pre-tax. However, the related party reinsurance treaty discussed above would limit the Company's net loss exposure to an additional $20 million.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

   Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                               -----------------------------      -----------------------------
                                                                   2005             2004              2005             2004
                                                               ------------     ------------      ------------     ------------
Reserves at beginning of period:
Gross.....................................................     $    357,350     $    412,325      $    363,387     $    413,539
Ceded reinsurance.........................................          119,160          159,677           116,831          158,357
                                                               ------------     ------------      ------------     ------------
  Net reserves at beginning of period.....................          238,190          252,648           246,556          255,182
                                                               ------------     ------------      ------------     ------------
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period..........           62,636           21,491            84,227           42,409
   (Decrease) increase in provision for insured events
   of prior periods.......................................              127             (283)              127             (570)
                                                               ------------     ------------      ------------     ------------
   Total net incurred.....................................           62,763           21,208            84,354           41,839
                                                               ------------     ------------      ------------     ------------
Net payments attributable to:
  Current period events...................................              769            1,011               931            1,494
  Prior period events.....................................           11,627           20,897            41,422           43,579
                                                               ------------     ------------      ------------     ------------
   Total net payments.....................................           12,396           21,908            42,353           45,073
                                                               ------------     ------------      ------------     ------------
Net reserves at end of period.............................          288,557          251,948           288,557          251,948
Ceded reinsurance at end of period........................          114,212          160,419           114,212          160,419
                                                               ------------     ------------      ------------     ------------
   Gross reserves at end of period........................     $    402,769     $    412,367      $    402,769     $    412,367
                                                               ============     ============      ============     ============

   On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation ("Enron") subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of June 30, 2005, the Company billed a total of $37.1 million to its reinsurers. All nine reinsurers responsible for payment of the treaty proceeds either have paid their portions of the claim or paid the Company to commute the entire reinsurance treaty under which the Enron claim was made.

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

   The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of June 30, 2005 the interest rate on the junior subordinated debenture was 6.64%.

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

   Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan Facility which fixed the previously floating interest rate. As a result, the current effective interest rate on the term loan as of June 30, 2005 was 2.78%.

   The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, LIBOR plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at June 30, 2005 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan Facility was 0.625% at June 30, 2005 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of June 30, 2005, the weighted average interest rate was 4.32% on the $30.0 million of outstanding borrowings. As of December 31, 2004, the weighted average interest rate on the 2002 Credit Facility was 3.28% on the $35.0 million of outstanding borrowings.

   As of June 30, 2005 and December 31, 2004, the outstanding Revolving Credit Facility balance was $25.0 million. The Term Loan facility balance was $10.0 million at December 31, 2004. The Term Loan Facility balance was reduced by $5.0 million to $5.0 million during the six months ended June 30, 2005 according to scheduled amortization and payment schedules. The 2002 Credit Facility was to mature on September 30, 2005. In the first quarter of 2005, the Company began discussions with the lenders to replace the 2002 Credit Facility with a new facility (the "2005 Credit Facility).

   Due to the net loss reported in the current quarter, the Company did not meet the minimum fixed charge coverage ratio of 2.5 times as of June 30, 2005 as required by the 2002 Credit Facility. This issue was addressed as part of the final negotiations of the 2005 Credit Facility.

   The 2005 Credit Facility, which was finalized in July, 2005, provides a $50.0 million revolving credit facility under which the Company refinanced the $30.0 million of outstanding borrowings under the 2002 Credit Facility. The 2005 Credit Facility matures on June 30, 2008. The interest rate on borrowings under the 2005 Credit Facility may be fixed, at the Company's option, for a period of one, two, three, or six months and is based on, among other rates, LIBOR plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on the Company's leverage ratio (debt to total capitalization) from 1.15% to 1.45%.

   The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A-" by A.M. Best Co. for each of the Company's insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. These financial ratios will be measured quarterly beginning with the third quarter of 2005.

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

   The plans' combined net periodic postretirement benefit cost for the six months ended June 30, 2005 and 2004 included the following components (amounts in thousands):

                                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              ---------------------------      ---------------------------
                                                 2005             2004            2005             2004
                                              ----------       ----------      ----------       ----------
Net periodic benefit cost:
  Service cost...........................     $       37       $       32      $       74       $       74
  Interest cost..........................             74               82             149              170
  Prior service cost.....................            (40)             (44)            (81)             (81)
  Recognized net actuarial (gain)........             --               (6)             --               (2)
                                              ----------       ----------      ----------       ----------
  Net periodic benefit cost..............     $       71       $       64      $      142       $      161
                                              ==========       ==========      ==========       ==========

   The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2005. As of June 30, 2005, $0.1 million of contributions have been made to the postretirement benefit plans.

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

   As of any balance sheet date, not all claims have been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported ("IBNR") claims. The following table shows the estimated liability as of June 30, 2005 for unpaid claims applicable to reported claims and to IBNR (dollars in thousands) for each sub-line of business:

                                                                      GROSS CASE LOSS      GROSS IBNR LOSS     TOTAL GROSS
                                                                     AND LAE RESERVES     AND LAE RESERVES      RESERVES
                                                                     ----------------     ----------------     -----------
Contract.......................................................         $   82,166           $  159,506        $   241,672
Commercial.....................................................             92,963               55,666            148,629
Fidelity and other.............................................              3,940                8,528             12,468
                                                                        ----------           ----------        -----------
Total..........................................................         $  179,069           $  223,700        $   402,769
                                                                        ==========           ==========        ===========

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

   The Company's Consolidated Balance Sheets includes estimated liabilities for unpaid losses and loss adjustment expenses of $402.8 million and $363.4 million and reinsurance receivables related to unpaid losses of $114.2 million and $116.8 million at June 30, 2005 and December 31, 2004, respectively. Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings and financial condition. Future effects from changes in these estimates will be recorded in the period such changes are determined to be needed.

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

INTANGIBLE ASSETS

   CNA Surety's Condensed Consolidated Balance Sheet as of June 30, 2005 includes intangible assets of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this and other acquisitions was generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

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

   COMPARISON OF CNA SURETY RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

ANALYSIS OF NET INCOME

   The Company reported a net loss of $11.9 million for the three months ended June 30, 2005, compared to a net income of $10.2 million for the same period in 2004. The net loss for the second quarter of 2005 includes a $40 million pre-tax charge to establish a reserve for contract surety losses related to the large national contractor described in Note 3. Positive impacts of higher earned premium, higher net investment income, and a lower expense ratio partially offset the impact of the reserve charge.

   Net income for the six months ended June 30, 2005 was $2.1 million compared to $16.6 million for the same period in 2004. The decrease reflects the reserve charge related to the large national contractor, offset by higher net earned premiums and higher net investment income.

   The components of net income are discussed in the following sections.

RESULTS OF INSURANCE OPERATIONS

   Underwriting components for the Company for the three and six months ended June 30, 2005 and 2004 are summarized in the following table (dollars in thousands):

                                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------      ------------------------------
                                                           2005              2004             2005               2004
                                                       ------------      ------------      ------------      ------------
Gross written premiums............................     $    106,544      $    103,064      $    209,837      $    198,943
                                                       ============      ============      ============      ============
Net written premiums..............................     $     94,791      $     86,112      $    179,501      $    157,666
                                                       ============      ============      ============      ============
Net earned premiums...............................     $     85,257      $     77,153      $    165,820      $    152,350
                                                       ============      ============      ============      ============
Net losses and loss adjustment expenses...........     $     62,763      $     21,208      $     84,354      $     41,839
                                                       ============      ============      ============      ============
Net commissions, brokerage and other expenses.....     $     50,057      $     49,069      $     98,702      $    104,381
                                                       ============      ============      ============      ============
Loss ratio........................................             73.6%             27.5%             50.9%             27.5%
Expense ratio.....................................             58.7              63.6              59.5              68.5
                                                       ------------      ------------      ------------      ------------
Combined ratio....................................            132.3%             91.1%            110.4%             96.0%
                                                       ============      ============      ============      ============

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

   Gross written premiums are summarized in the following table (dollars in thousands):

                                            THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                           -----------------------------     -----------------------------
                                               2005             2004             2005             2004
                                           ------------     ------------     ------------     ------------
Contract..............................     $     66,864     $     61,410     $    123,135     $    111,197
Commercial............................           31,288           33,998           68,501           71,329
Fidelity and other....................            8,392            7,656           18,201           16,417
                                           ------------     ------------     ------------     ------------
                                           $    106,544     $    103,064     $    209,837     $    198,943
                                           ============     ============     ============     ============

   Gross written premiums increased 3.4 percent to $106.5 million, for the three months ended June 30, 2005 as compared with the same period in 2004. Contract surety gross written premiums increased 8.9 percent to $66.9 million due primarily to increased volume. Commercial surety gross written premiums decreased 8.0 percent to $31.3 million as continued volume growth in small commercial products was more than offset by declining premiums on large commercial accounts. Fidelity and other premiums increased by 9.6% primarily due to the volume growth of related small commercial products.

   Gross written premiums increased 5.5%, or $10.9 million, for the six months ended June 30, 2005 as compared with the same period in 2004. This increase was primarily a result of a 10.7%, or $11.9 million, increase in contract surety as compared with the same period in 2004, due to volume growth. Commercial surety decreased 4.0 percent, or $2.8 million, as continued strong volume growth in small commercial products was more than offset by declining premiums on large commercial accounts. Fidelity and other premiums increased by 10.9% primarily due to the volume growth of related small commercial products.

   Net written premiums are summarized in the following table (dollars in thousands):

                                            THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                               2005             2004             2005             2004
                                           ------------     ------------     ------------     ------------
Contract..............................     $     56,063     $     50,706     $     96,115     $     84,609
Commercial............................           30,336           28,091           65,185           57,360
Fidelity and other....................            8,392            7,315           18,201           15,697
                                           ------------     ------------     ------------     ------------
                                           $     94,791     $     86,112     $    179,501     $    157,666
                                           ============     ============     ============     ============

   Net written premiums increased 10.1%, or $8.7 million, for the three months ended June 30, 2005 as compared with the same period in 2004, primarily due to the increase in gross written premiums as described above and a decrease in ceded written premiums. Ceded written premiums decreased $5.2 million for the three months ended June 30, 2005 as compared with the same period in 2004, reflecting the reduction in the cost of the Company's 2005 reinsurance program.

   For the six months ended June 30, 2005, net written premiums increased 13.8%, or $21.8 million, as compared with the same period in 2004, primarily due to the increase in gross written premiums as described above and a decrease in ceded written premiums. Ceded written premiums decreased $10.9 million for the six months ended June 30, 2005 as compared with the same period in 2004, reflecting the reduction in the cost of the Company's 2005 reinsurance program. Net written premiums increased 13.6%, or $11.5 million, for contract surety and 13.6%, or $7.8 million, for Commercial surety for the six months ended June 30, 2005 as compared with the same period in 2004. Net written premiums increased 16.0%, or $2.5 million, for fidelity and other products for the six months ended June 30, 2005 as compared with the same period in 2004.

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

   Through a Surety Quota Share Treaty ("the Quota Share Treaty"), CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2005 and expires on December 31, 2005 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

   For the Quota Share Treaty in effect during 2004, the ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums. Due to lower commissions paid to producers on the business covered by the Quota Share Treaty, the actual override commission paid to CCC and CIC for 2004 was approximately 7%.

   Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through June 30, 2005.

   The Company and CCC entered into a new $40 million excess of $60 million reinsurance contract providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. This contract was effective from January 1, 2004 to December 31, 2004. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. The Company and CCC entered into a new contract covering the large national contractor effective January 1, 2005 to December 31, 2005 on the same terms as the 2004 contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. As of June 30, 2005, no losses have been ceded under this contract.

   The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract was $6.0 million plus an additional premium if a loss is ceded under this contract. Effective January 1, 2005, the Company and CCC entered into a new $50 million excess of $100 million contract in force through December 31, 2005. The premium for this contract was $4.75 million plus an additional premium of $14.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to exclude coverage for the large national contractor, to reduce the premium to $3.0 million, and to reduce the additional premium to $7.0 million. As of June 30, 2005, no losses have been ceded under this contract.

LARGE NATIONAL CONTRACTOR

   The Company has provided significant surety bond protection guaranteeing projects undertaken by the large national contract principal that is excluded from the Company's third party insurance. The related party reinsurance available to the Company for this principal and the credit extended to the principal by affiliates of the Company are described below.

   As previously described, During the second quarter of 2005, the Company and CCC executed amendments to the reinsurance treaties that provide reinsurance protection for losses associated with the large national contractor. Coverage for all losses in excess of an aggregate $60 million is now provided under one treaty. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which runs from January 1, 2005 to December 31, 2005.

CNAF CREDIT FACILITY

   Commencing in 2003, CNAF has provided loans through a credit facility in order to help the large national contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million at December 31, 2003. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of June 30, 2005 and 2004, $127 million (including accrued interest) and $85 million (including accrued interest) had been advanced under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $37.9 million and $23.9 million of the loans outstanding as of June 30, 2005 and 2004, respectively, and has agreed to a participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

   Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of June 30, 2005 and December 31, 2004, these guarantees and collateral obligations were $11 million and $13 million, respectively.

   The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNAF recorded an impairment charge of $56 million pre-tax ($36 million after-tax) for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the credit facility and future impairment charges with respect to amounts loaned under the credit facility in 2005 of $13 million pre-tax ($9 million after-tax) during the first quarter. Any future draws under the credit facility, if agreed to by CNAF pursuant to additional credit facility amendment, or further changes in the large national contractor's business plan or projections may necessitate further impairment charges.

   Representatives from the Company and CNAF met with senior management of the national contractor in June of 2005 to review their actual cash flow through that date, as well as expected future cash flow. As a result of the discussions with the contractor and after consideration of the contractor's overall performance to date under the restructuring plan, CNAF made a decision not to provide additional liquidity to the national contractor beyond amounts currently available under the existing facility. In addition, during the second quarter of 2005, CNAF took a further impairment charge of $21 million pre-tax ($13 million after-tax).

ESTABLISHMENT OF SURETY LOSS RESERVE

   The discussions with the large national contractor revealed significant deterioration of the contractor's operations and cash flow. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, the Company determined that the national contractor will likely be unable to meet its obligations that are covered under the surety bonds. Accordingly, the Company established a $40 million loss reserve based on an initial estimate of probable surety losses. In addition, the Company will be reevaluating the contractor's current restructuring efforts. Possible changes to the restructuring strategy could result in higher loss estimates and trigger additional reserve actions.

   The Company intends to continue to provide surety bonds on behalf of the contractor while re-evaluating the contractor's restructuring efforts, subject to the contractor's initial and ongoing compliance with the Company's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. The Company estimates that possible additional losses, net of indemnification and subrogation recoveries but before recoveries under reinsurance contracts to be approximately $160 million pre-tax. However, the related party reinsurance treaty discussed above would limit the Company's net loss exposure to an additional $20 million.

   The Company has had discussions with its insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to keep the insurance regulators informed of its ongoing exposure to this account.

NET LOSS RATIO

   The net loss ratio was 73.6% for the three months ended June 30, 2005 as compared with 27.5% for the same period in 2004. The higher loss ratio reflects the reserve charge related to the large national contractor, which added 47 percentage points to this ratio. This was partially offset by an increase in net earned premium that resulted from the reduction in the cost of the Company's 2005 reinsurance program. The net loss ratio for the three months ended June 30, 2005 included $0.1 million of net unfavorable loss development related to prior years.

   The net loss ratio was 50.9% for the six months ended June 30, 2005 as compared with 27.5% for the same period in 2004. The increase in the loss ratio reflects the reserve charge related to the large national contractor, which added 24 percentage points to this ratio. This was partially offset by an increase in net earned premium that resulted from the reduction in the cost of the Company's 2005 reinsurance program. The net loss ratio for the six months ended June 30, 2005 included $0.1 million of net unfavorable loss development related to prior years.

   On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation ("Enron") subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of June 30, 2005, the Company billed a total of $37.1 million to its reinsurers. All nine reinsurers responsible for payment of the treaty proceeds either have paid their portions of the claim or paid the Company to commute the entire reinsurance treaty under which the Enron claim was made.

EXPOSURE MANAGEMENT

   The Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company continues with various exposure management initiatives, particularly to reduce its risks on large commercial accounts. "Exposure" is defined as the face amount of the bond. As the following table depicts, the Company has reduced its total exposure, before the effects of reinsurance, by 25.7% in 2005 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                              NUMBER OF ACCOUNTS         TOTAL EXPOSURE (DOLLARS IN MILLIONS)
                                                     AS OF                               AS OF
                                           ------------------------    ----------------------------------------
                                           JUNE 30,    DECEMBER 31,     JUNE 30,    DECEMBER 31,    % INCREASE/
COMMERCIAL ACCOUNT EXPOSURE                  2005          2004           2005          2004        (DECREASE)
---------------------------                --------    ------------    ---------    ------------    -----------
$100 million and larger                        2             2         $   253.9      $   256.4         (1.0)%
$50 to $100 million                            3             7             189.5          468.1        (59.5)%
$25 to $50 million                            10            11             345.4          401.0        (13.9)%
$10 to $25 million                            34            39             473.0          572.5        (17.4)%
                                              --            --         ---------      ---------        -----
Total                                         49            59         $ 1,261.8      $ 1,698.0        (25.7)%
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

EXPENSE RATIO

   The expense ratio was 58.7% for the three months ended June 30, 2005 as compared with 63.6% for the same period in 2004. The improved expense ratio reflects higher net earned premium and the impacts of cost reduction initiatives that began in the first quarter of 2004, which reduced the current period expense ratio by one percentage point.

   The expense ratio was 59.5% for the three months ended June 30, 2005 as compared with 68.5% for the same period in 2004. The improved expense ratio reflects higher net earned premium and the impacts of cost reduction initiatives to simplify and streamline the field organization that began in the first quarter of 2004. The improved expense ratio also reflects the absence of expenses associated with the cost reduction initiatives noted above and the increased accrual for policyholder dividends that were recorded in the first quarter of 2004. These items added 4.3 percentage points to the expense ratio for the first six months of 2004.

INVESTMENT INCOME AND REALIZED INVESTMENT GAINS/LOSSES

   Net investment income was $8.1 million for the three months ended June 30, 2005, as compared with $7.5 million for the same period in 2004. This is due to the significant increase in invested assets, partially offset by lower yields. The annualized pre-tax yield was 4.3% and 4.5% for the three months ended June 30, 2005 and 2004, respectively. The annualized after-tax yield was 3.6% and 3.7% for the three months ended June 30, 2005 and 2004, respectively. Net realized investment gains were negligible for both the three months ended June 30, 2005 and 2004.

   Net investment income was $16.0 million for the six months ended June 30, 2005 as compared with $14.4 million for the same period in 2004. The increase is due to the impact of higher overall invested assets, partially offset by lower yields. The annualized pre-tax yields were 4.3% and 4.5% for the six months ended June 30, 2005 and 2004, respectively. The annualized after-tax yield was 3.6% and 3.7% for the six months ended June 30, 2005 and 2004, respectively. Net realized investment gains were $2.0 million for the six months ended June 30, 2005 as compared with $2.3 million for the same period in 2004. The realized investment gain in 2005 resulted primarily from the Company's sale of its interest in DeMontfort Group, Ltd. in the first quarter of 2005.

   The following summarizes net realized investment gains (losses) activity:

                                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------      ------------------------------
                                                        2005              2004              2005              2004
                                                    ------------      ------------      ------------      ------------
Gross realized investment gains................     $          6      $         53      $      2,171      $      2,287
Gross realized investment losses...............               (1)               (1)             (155)               (5)
                                                    ------------      ------------      ------------      ------------
Net realized investment gains..................     $          5      $         52      $      2,016      $      2,282
                                                    ============      ============      ============      ============

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

INTEREST EXPENSE

   Interest expense increased by 66.0% for the three months ended June 30, 2005 as compared with the same period in 2004, due to the addition of $30.9 million of junior subordinated debentures and higher interest rates associated with this long-term debt issued in the second quarter of 2004. Weighted average debt outstanding was $60.9 million for the three months ended June 30, 2005 as compared with $61.1 million for the same period in 2004. The weighted average interest rate for the three months ended June 30, 2005 was 5.3% as compared with 3.2% for the same period in 2004.

   Interest expense also increased slightly for the six months ended June 30, 2005 as compared with the same period in 2004. Average debt outstanding was $63.4 million for the six months ended June 30, 2005 compared to $55.7 million in the same period in

2004. The weighted average interest rate for the six months ended June 30, 2005 was 4.9% as compared with 3.0% for the same period in 2004.

INCOME TAXES

   For the three and six months ended June 30, 2004 and 2005, the Company's effective tax rate differs from the statutory tax rate due primarily to tax exempt investment income and other tax deductions. Tax exempt investment income was $4.0 million and $8.0 million for the three and six months ended June 30, 2005. Tax exempt investment income was $3.6 million and $7.1 million for the three and six months ended June 30, 2004.

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

   The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At June 30, 2005, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $705.2 million of fixed income securities, $83.3 million of short-term investments, $1.0 million of other investments and $4.3 million of cash. At December 31, 2004, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $722.0 million of fixed income securities, $22.7 million of short-term investments, and $1.1 million of other investments and $5.6 million of cash.

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

   Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At June 30, 2005, the parent company's invested assets consisted of $1.0 million of fixed income securities, $1.2 million of equity securities, $15.1 million of short-term investments and $2.0 million of cash. At December 31, 2004, the parent company's invested assets consisted of $6.3 million of fixed income securities, $1.2 million of equity securities, $5.8 million of short-term investments and $1.7 million of cash. At June 30, 2005 and December 31, 2004 respectively, parent company short-term investments and cash included $4.5 million and $5.1 million of restricted cash primarily related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

   The Company's consolidated net cash flow provided by operating activities was $53.0 million for the three months ended June 30, 2005 compared to net cash flow provided by operating activities of $42.9 million for the comparable period in 2004. The increase in net cash flow provided by operating activities primarily relates to two commutation receipts which totaled $24.0 million in the second quarter of 2005, offset by higher loss payments and lower premium collections in the second quarter of 2005.

   The Company's consolidated net cash flow provided by operating activities was $55.6 million for the six months ended June 30, 2005 compared to net cash flow used by operating activities of $59.3 million for the comparable period in 2004. The decrease in net cash flow provided by operating activities primarily relates to a reduction of receipts of reinsurance recoverables.

   In May of 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 337.5 basis points with a 30-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (the "Issuer Trust"). The sole asset of the Issuer Trust consists of $30.9 million of junior subordinated debentures issued by the Company to the Issuer Trust. The subordinated debentures bear interest at a rate of LIBOR plus 337.5 basis points and mature in April of 2034. As of June 30, 2005, the interest rate on the junior subordinated debentures was 6.64%. The proceeds from the debt issuance were used to reduce the outstanding balance of the Revolving Credit Facility by $10.0 million and to increase the statutory surplus of the Company's insurance subsidiaries by $20.0 million.

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

   Effective January 30, 2003, the Company entered into an interest rate swap on the Term Loan Facility which fixed the previously floating interest rate. As a result, the effective interest rate on the term loan as of June 30, 2005 was 2.78%.

   The interest rate on borrowings under the 2002 Credit Facility may be fixed, at CNA Surety's option, for a period of one, two, three, or six months and is based on, among other rates, LIBOR, plus the applicable margin. The margin, including a facility fee and utilization fee on the Revolving Credit Facility, was 1.30% at June 30, 2005 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin on the Term Loan Facility was 0.625% at June 30, 2005 and can vary based on CNA Surety's leverage ratio (debt to total capitalization) from 0.48% to 0.80%. As of June 30, 2005, the weighted average interest rate was 4.32% on the $30.0 million of outstanding borrowings. As of December 31, 2004, the weighted average interest rate on the 2002 Credit Facility was 3.28% on the $35.0 million of outstanding borrowings.

   As of June 30, 2005 and December 31, 2004, the outstanding Revolving Credit facility balance was $25.0 million. The Term Loan Facility balance was $10.0 million at December 31, 2004. The Term Loan Facility balance was reduced by $5.0 million to $5.0 million during the six months ended June 30, 2005 according to scheduled amortization and payment schedules. The 2002 Credit Facility was to mature on September 30, 2005. In the first quarter of 2005, the Company began discussions with the lenders to replace the 2002 Credit Facility with a new facility (the "2005 Credit Facility).

   Due to the net loss reported in the current quarter, the Company did not meet the minimum fixed charge coverage ratio of 2.5 times as of June 30, 2005 as required by the 2002 Credit Facility. This issue was addressed as part of the final negotiations of the 2005 Credit Facility.

   The 2005 Credit Facility, which was finalized in July, 2005, provides a $50.0 million revolving credit facility under which the Company refinanced the $30.0 million of outstanding borrowings under the 2002 Credit Facility. The 2005 Credit Facility matures on June 30, 2008. The interest rate on borrowings under the 2005 Credit Facility may be fixed, at the Company's option, for a period of one, two, three, or six months and is based on, among other rates, LIBOR plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on the Company's leverage ratio (debt to total capitalization) from 1.15% to 1.45%.

   The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A-" by A.M. Best Co. for each of the Company's insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. These financial ratios will be measured quarterly beginning with the third quarter of 2005.

   A summary of the Company's commitments as of June 30, 2005 is presented in the following table (in millions):

JUNE 30, 2005                                              2005      2006      2007      2008      2009    THEREAFTER   TOTAL
-------------                                            --------  --------  --------  --------  --------  ----------  --------
Debt (a)............................................     $   31.3  $    2.1  $    2.1  $    2.1  $    2.1  $     81.0  $  120.7
Operating leases....................................          1.0       1.9       1.6       1.4       1.5         3.8      11.2
Loss and loss adjustment expense reserves...........        111.0     142.0      59.4      23.7      17.5        49.2     402.8
Other long-term liabilities (b).....................          0.5       0.3       0.4       0.4       0.4         5.9       7.9
                                                         --------  --------  --------  --------  --------  ----------  --------
Total...............................................     $  143.8  $  146.3  $   63.5  $   27.6  $   21.5  $    139.9  $  542.6
                                                         ========  ========  ========  ========  ========  ==========  ========

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

   The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2005 is based on statutory surplus and income at and for the year ended December 31, 2004. Without prior regulatory approval, CNA Surety's insurance subsidiaries may pay stockholder dividends of $46.8 million in the aggregate in 2005. CNA Surety received dividends of $10 million from its insurance subsidiaries during the first six months of 2005 and no dividends from its insurance subsidiaries during the first six months of 2004. CNA Surety received $1.5 million in dividends from its non-insurance subsidiaries during the first six months of 2005, including $0.5 million in cash. CNA Surety received no dividends from its non-insurance subsidiaries during the first six months of 2004.

   Combined statutory surplus totaled $241.4 million at June 30, 2005, resulting in a net written premium to statutory surplus ratio of 1.4 to 1. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2005 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $145.0 million at Western Surety. This surplus constraint may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

   In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by (or refunds received from) the Internal Revenue Service ("IRS"). CNA Surety received $10.1 million from its subsidiaries for the six months ended June 30, 2005. CNA Surety did not receive any tax sharing payments from its subsidiaries for the six months ended June 30, 2004.

   Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of Western Surety and Surety Bonding are $18.5 million and $0.6 million, respectively. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of Western Surety and Surety Bonding are $24.6 million and $0.7 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002, January 1, 2004 and January 1, 2005 on substantially the same terms. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of CCC and its affiliates totaled $591.1 million. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of CCC and its affiliates totaled $645.7 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

   Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present capital needs.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

    The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at June 30, 2005 and December 31, 2004, by investment category, were as follows (dollars in thousands):

                                                                                        GROSS UNREALIZED LOSSES
                                                            AMORTIZED      GROSS     ---------------------------   ESTIMATED
                                                             COST OR    UNREALIZED   LESS THAN 12   MORE THAN 12     FAIR
                      JUNE 30, 2005                            COST        GAINS        MONTHS         MONTHS        VALUE
--------------------------------------------------------    ---------   ----------   ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
  U.S. Treasury.........................................    $  15,664   $      327   $        (67)  $         --   $  15,924
  U.S. Agencies.........................................       14,630          128             (6)           (31)     14,721
  Collateralized mortgage obligations...................       18,525          669             --             --      19,194
  Mortgage pass-through securities......................       52,476          211            (24)          (117)     52,546
Obligations of states and political subdivisions........      438,008       22,780            (70)          (219)    460,499
Corporate bonds.........................................       81,123        3,444           (178)            (9)     84,380
Non-agency collateralized mortgage obligations..........       22,207          248             --             --      22,455
Other asset-backed securities:
  Second mortgages/home equity loans....................       20,924          221            (18)            --      21,127
  Other.................................................       11,814          404             --             --      12,218
Redeemable preferred stock..............................        3,000          184             --             --       3,184
                                                            ---------   ----------   ------------   ------------   ---------
  Total fixed income securities.........................      678,371       28,616           (363)          (376)    706,248
Equity securities.......................................        1,148           57             --             --       1,205
                                                            ---------   ----------   ------------   ------------   ---------
  Total.................................................    $ 679,519   $   28,673   $       (363)  $       (376)  $ 707,453
                                                            =========   ==========   ============   ============   =========

                                                                                        GROSS UNREALIZED LOSSES
                                                            AMORTIZED      GROSS     ---------------------------   ESTIMATED
                                                             COST OR    UNREALIZED   LESS THAN 12   MORE THAN 12     FAIR
                   DECEMBER 31, 2004                          COST         GAINS        MONTHS         MONTHS        VALUE
--------------------------------------------------------    ---------   ----------   ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
  U.S. Treasury.........................................    $  55,818   $      255   $        (39)  $         --   $  56,034
  U.S. Agencies.........................................        4,576           39             (9)           (49)      4,557
  Collateralized mortgage obligations...................       18,260          590           (105)            --      18,745
  Mortgage pass-through securities......................       56,696          325           (249)            --      56,772
Obligations of states and political subdivisions........      431,624       23,467           (387)           (87)    454,617
Corporate bonds.........................................       94,363        4,735            (27)            (2)     99,069
Non-agency collateralized mortgage obligations..........        2,078            3             --             --       2,081
Other asset-backed securities:
  Second mortgages/home equity loans....................       20,942          241            (69)            --      21,114
  Credit card receivables...............................          867           --             --             --         867
  Other.................................................        7,794          391             --             --       8,185
Redeemable preferred stock..............................        5,356          941             --             --       6,297
                                                            ---------   ----------   ------------   ------------   ---------
  Total fixed income securities.........................      698,374       30,987           (885)          (138)    728,338
Equity securities.......................................        1,084          114             --             --       1,198
                                                            ---------   ----------   ------------   ------------   ---------
  Total.................................................    $ 699,458   $   31,101   $       (885)  $       (138)  $ 729,536
                                                            =========   ==========   ============   ============   =========

   The following table summarizes for fixed maturities in an unrealized loss position at June 30, 2005 and 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

                                                                          JUNE 30, 2005           DECEMBER 31, 2004
                                                                     -----------------------   -----------------------
                                                                                     GROSS                     GROSS
                                                                      ESTIMATED   UNREALIZED    ESTIMATED   UNREALIZED
                      UNREALIZED LOSS AGING                          FAIR VALUE      LOSS      FAIR VALUE      LOSS
------------------------------------------------------------------   ----------   ----------   ----------   ----------
Fixed maturity securities:
  Investment grade:
   0-12 months....................................................   $   47,889     $    363   $  107,401     $    885
   Greater than 12 months.........................................       29,488          376        5,484          138
                                                                     ----------   ----------   ----------   ----------
  Total investment grade..........................................   $   77,377     $    739   $  112,885     $  1,023
                                                                     ==========     ========   ==========     ========

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

   As of June 30, 2005, 25 separate securities held by the Company were in an unrealized loss position. Of these, 17 securities were rated "AAA" by Standard and Poor's ("S&P") and "Aaa" by Moody's Investor Services ("Moody's"). One security was rated below investment grade by S&P and investment grade by Moody's. None of these securities were in loss positions that exceeded 5% of their respective book values. The Company believes that virtually all of the unrealized losses have resulted from changes in interest rates. No other-than-temporary impairments were recorded for the six months ended June 30, 2005. No other-than-temporary impairments were recorded for the year ended December 31, 2004.

IMPACT OF PENDING ACCOUNTING STANDARDS

   In December of 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"), that amends SFAS No. 123 ("SFAS 123"), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB No. 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply this standard using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 2004) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. SFAS 123R is effective for annual periods beginning after June 15, 2005. The SEC issued Staff Accounting Bulletin ("SAB") No. 107 that provides implementation guidance on the adoption of SFAS 123R. Adoption of this standard is not expected to have a material impact on the Company's results of operations and/or equity.

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

   The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of June 30, 2005. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

                                                                                                                HYPOTHETICAL
                                                                                               ESTIMATED FAIR    PERCENTAGE
                                                                             HYPOTHETICAL        VALUE AFTER      INCREASE
                                                           FAIR VALUE AT       CHANGE IN        HYPOTHETICAL    (DECREASE) IN
                                                             JUNE 30,        INTEREST RATE        CHANGE IN     STOCKHOLDERS'
                                                               2005        (bp=BASIS POINTS)    INTEREST RATE      EQUITY
                                                           -------------   -----------------   --------------   -------------
                                                                                  (DOLLARS IN THOUSANDS)
U.S. Government and government agencies and
 authorities.............................................  $     102,385    200 bp increase    $       93,312       (1.3)%
                                                                            100 bp increase            98,306       (0.6)
                                                                            100 bp decrease           105,254        0.4
                                                                            200 bp decrease           107,313        0.7
States, municipalities and political subdivisions........        460,499    200 bp increase           409,386       (7.4)
                                                                            100 bp increase           434,732       (3.7)
                                                                            100 bp decrease           487,777        3.9
                                                                            200 bp decrease           517,498        8.2
Corporate bonds and all other............................        143,364    200 bp increase           129,687       (2.0)
                                                           -------------    100 bp increase           136,283       (1.0)
                                                                            100 bp decrease           150,706        1.1
                                                                            200 bp decrease           158,364        2.2
Total fixed income securities............................  $     706,248    200 bp increase           632,385      (10.7)
                                                           =============    100 bp increase           669,321       (5.3)
                                                                            100 bp decrease           743,737        5.4
                                                                            200 bp decrease           783,175       11.1

                                                                                                                HYPOTHETICAL
                                                                                               ESTIMATED FAIR    PERCENTAGE
                                                                             HYPOTHETICAL        VALUE AFTER      INCREASE
                                                           FAIR VALUE AT       CHANGE IN        HYPOTHETICAL    (DECREASE) IN
                                                           DECEMBER 31,      INTEREST RATE        CHANGE IN     STOCKHOLDERS'
                                                               2004        (bp=BASIS POINTS)    INTEREST RATE      EQUITY
                                                           -------------   -----------------   --------------   -------------
                                                                                  (DOLLARS IN THOUSANDS)
U.S. Government and government agencies and authorities..  $     136,108    200 bp increase    $      123,990       (1.8)%
                                                                            100 bp increase           130,255       (0.9)
                                                                            100 bp decrease           141,248        0.7
                                                                            200 bp decrease           145,997        1.4
States, municipalities and political subdivisions........        454,617    200 bp increase           398,451       (8.2)
                                                                            100 bp increase           426,163       (4.1)
                                                                            100 bp decrease           484,149        4.3
                                                                            200 bp decrease           515,785        8.9
Corporate bonds and all other............................        137,613    200 bp increase           122,449       (2.2)
                                                           -------------    100 bp increase           128,147       (1.4)
                                                                            100 bp decrease           141,072        0.5
                                                                            200 bp decrease           148,431        1.6
Total fixed income securities............................  $     728,338    200 bp increase           644,890      (12.2)
                                                           =============    100 bp increase           684,565       (6.4)
                                                                            100 bp decrease           766,469        5.6
                                                                            200 bp decrease           810,213       11.9

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Information on the Company's legal proceedings is set forth in Note 7 of the Condensed Consolidated Financial Statements included under Part 1, Item 1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS

                                                                                                                 EXHIBIT NUMBER
                                                                                                                 --------------
Amendment to Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company,
  Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company............       (10) 30

Amendment to Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company,
  Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company............       (10) 31

Amendment to Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and
  Continental Casualty Company...............................................................................       (10) 32

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302
  of the Sarbanes-Oxley Act of 2002..........................................................................          31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302
  of the Sarbanes-Oxley Act of 2002..........................................................................          31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906
  of the Sarbanes-Oxley Act of 2002..........................................................................          32.1*

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906
  of the Sarbanes-Oxley Act of 2002..........................................................................          32.2*

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

   CNA SURETY CORPORATION (Registrant)

   /s/ John F. Welch
   -----------------------------------------------------------------
   John F. Welch President and Chief Executive Officer

   /s/ John F. Corcoran
   -----------------------------------------------------------------
   John F. Corcoran Senior Vice President and Chief Financial Officer

Date: August 2, 2005

                                  EXHIBIT INDEX

10(30)       Amendment to Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal
             Surety of America, Surety Bonding Company of America and Continental Casualty Company............................

10(31)       Amendment to Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal
             Surety of America, Surety Bonding Company of America and Continental Casualty Company............................

10(32)       Amendment to Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental
             Casualty Company.................................................................................................

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