Form 10-Q
period 2005-09-30
CNA SURETY CORP
filed 2005-10-31
CIK 1044566

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

       43,260,693 shares of Common Stock, $.01 par value as of 10/24/2005.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION:
   Item 1. Condensed Consolidated Financial Statements (Unaudited):
      Report of Independent Registered Public Accounting Firm............     3
      Condensed Consolidated Balance Sheets at September 30, 2005 and at
         December 31, 2004...............................................     4
      Condensed Consolidated Statements of Income for the Three and Nine
         Months Ended September 30, 2005 and 2004........................     5
      Condensed Consolidated Statements of Stockholders' Equity for the
         Three and Nine Months Ended September 30, 2005 and 2004.........     6
      Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2005 and 2004...............................     7
      Notes to Condensed Consolidated Financial Statements...............     8
   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations..........................................    17
   Item 3. Quantitative and Qualitative Disclosures About Market Risk....    32
   Item 4. Controls and Procedures.......................................    33
PART II. OTHER INFORMATION:
   Item 1. Legal Proceedings.............................................    33
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...    33
   Item 3. Defaults Upon Senior Securities...............................    33
   Item 4. Submission of Matters to a Vote of Security Holders...........    33
   Item 5. Other Information.............................................    33
   Item 6. Exhibits......................................................    34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of income and stockholders' equity for the three-month and nine-month periods ended September 30, 2005 and 2004 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation's management.

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

/s/ Deloitte & Touche LLP
Chicago, Illinois
October 31, 2005

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       SEPTEMBER 30,   DECEMBER 31
                                                                                            2005           2004
                                                                                       -------------   -----------
ASSETS
Invested assets and cash:
   Fixed income securities, at fair value (amortized cost: $696,150 and $698,374)...    $  711,899     $  728,338
   Equity securities, at fair value (cost: $1,144 and $1,084).......................         1,249          1,198
   Short-term investments, at cost (approximates fair value)........................        91,626         28,457
   Other investments, at fair value (cost: $1,020 and $1,058).......................         1,020          1,058
                                                                                        ----------     ----------
   Total invested assets............................................................       805,794        759,051
Cash................................................................................         7,793          7,336
Deferred policy acquisition costs...................................................       106,742        102,128
Insurance receivables:
   Premiums, including $13,041 and $11,012 from affiliates (net of allowance for
      doubtful accounts: $1,752 and $2,153).........................................        44,222         32,340
   Reinsurance, including $3,105 and $5,364 from affiliates.........................        74,696         98,874
Deposit with affiliated ceding company..............................................        32,332             --
Intangible assets (net of accumulated amortization: $25,523 and $25,523)............       138,785        138,785
Current income taxes receivable.....................................................         1,393             --
Property and equipment, at cost (less accumulated depreciation and amortization:
   $23,878 and $21,600).............................................................        17,622         15,358
Prepaid reinsurance premiums........................................................         8,404          7,955
Accrued investment income...........................................................         8,773          8,891
Other assets........................................................................         3,498          3,776
                                                                                        ----------     ----------
   Total assets.....................................................................    $1,250,054     $1,174,494
                                                                                        ==========     ==========
LIABILITIES
Reserves:
   Unpaid losses and loss adjustment expenses.......................................    $  405,947     $  363,387
   Unearned premiums................................................................       252,120        226,019
                                                                                        ----------     ----------
   Total reserves...................................................................       658,067        589,406
Debt................................................................................        60,564         65,488
Deferred income taxes, net..........................................................        21,159         27,024
Current income taxes payable........................................................            --          3,491
Reinsurance and other payables to affiliates........................................         8,994            461
Accrued expenses....................................................................        13,784         17,090
Other liabilities...................................................................        25,799         25,163
                                                                                        ----------     ----------
   Total liabilities................................................................    $  788,367     $  728,123
                                                                                        ----------     ----------
Commitments and contingencies (See Notes 4, 5, 6, & 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,659 shares issued and 43,259 shares outstanding at September 30, 2005 and 44,423 shares
   issued and 43,015 shares outstanding at December 31, 2004........................           447            444
Additional paid-in capital..........................................................       258,545        255,996
Retained earnings...................................................................       207,419        185,496
Accumulated other comprehensive income..............................................        10,305         19,551
Treasury stock, at cost.............................................................       (15,029)       (15,116)
                                                                                        ----------     ----------
   Total stockholders' equity.......................................................       461,687        446,371
                                                                                        ----------     ----------
   Total liabilities and stockholders' equity.......................................    $1,250,054     $1,174,494
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                      SEPTEMBER 30          SEPTEMBER 30
                                                                   ------------------   -------------------
                                                                      2005      2004      2005       2004
                                                                    -------   -------   --------   --------
Revenues:
   Net earned premium...........................................    $91,061   $83,068   $256,881   $235,418
   Net investment income........................................      8,681     7,688     24,706     22,127
   Net realized investment gains................................        108       194      2,124      2,476
                                                                    -------   -------   --------   --------
      Total revenues............................................     99,850    90,950    283,711    260,021
                                                                    -------   -------   --------   --------
Expenses:
   Net losses and loss adjustment expenses......................     19,976    22,847    104,330     64,685
   Net commissions, brokerage and other underwriting expenses...     51,891    52,245    150,593    156,627
   Interest expense.............................................        938       664      2,552      1,512
                                                                    -------   -------   --------   --------
      Total expenses............................................     72,805    75,756    257,475    222,824
                                                                    -------   -------   --------   --------
Income before income taxes......................................     27,045    15,194     26,236     37,197
Income tax expense..............................................      7,262     4,220      4,313      9,664
                                                                    -------   -------   --------   --------
Net income......................................................    $19,783   $10,974   $ 21,923   $ 27,533
                                                                    =======   =======   ========   ========
Earnings per common share.......................................    $  0.46   $  0.26   $   0.51   $   0.64
                                                                    =======   =======   ========   ========
Earnings per common share, assuming dilution....................    $  0.46   $  0.25   $   0.51   $   0.64
                                                                    =======   =======   ========   ========
Weighted average shares outstanding.............................     43,168    43,001     43,174     42,995
                                                                    =======   =======   ========   ========
Weighted average shares outstanding, assuming dilution..........     43,385    43,048     43,394     43,048
                                                                    =======   =======   ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                        COMMON
                                                        STOCK               ADDITIONAL
                                                        SHARES     COMMON     PAID-IN    COMPREHENSIVE
                                                     OUTSTANDING    STOCK     CAPITAL    INCOME (LOSS)
                                                     -----------   ------   ----------   -------------
Balance, December 31, 2003........................      42,980      $444     $255,816
Comprehensive income:
   Net income.....................................          --        --           --       $27,533
Other comprehensive income:
   Change in unrealized gains on securities, after
      income tax benefit of $1,621 (net of
      reclassification adjustment of $1,662, after
      income tax expense of $895).................          --        --           --        (3,012)
                                                                                            -------
   Total comprehensive income.....................                                          $24,521
                                                                                            =======
Issuance of treasury stock to employee stock
   purchase program...............................          13        --          (34)
Stock options exercised and other.................           8        --           67
                                                        ------      ----     --------
Balance, September 30, 2004.......................      43,001      $444     $255,849
                                                        ======      ====     ========
Balance, December 31, 2004........................      43,015      $444     $255,996
Comprehensive income:
   Net income.....................................          --        --           --       $21,923
Other comprehensive income:
   Change in unrealized gains on securities,
      after income tax benefit of $4,978 (net of
      reclassification adjustment of $1,113, after
      income tax expense of $599).................          --        --           --        (9,246)
                                                                                            -------
   Total comprehensive income.....................                                          $12,677
                                                                                            =======
Issuance of treasury stock to employee stock
   purchase program...............................           8        --           (5)
Stock options exercised and other.................         236         3        2,554
                                                        ------      ----     --------
Balance, September 30, 2005.......................      43,259      $447     $258,545
                                                        ======      ====     ========

                                                                 ACCUMULATED
                                                                    OTHER       TREASURY       TOTAL
                                                     RETAINED   COMPREHENSIVE     STOCK    STOCKHOLDERS'
                                                     EARNINGS       INCOME       AT COST       EQUITY
                                                     --------   -------------   --------   -------------
Balance, December 31, 2003........................   $145,786      $23,351      $(15,256)     $410,141
Comprehensive income:
   Net income.....................................     27,533           --            --        27,533
Other comprehensive income:
   Change in unrealized gains on securities, after
      income tax benefit of $1,621 (net of
      reclassification adjustment of $1,662, after
      income tax expense of $895).................         --       (3,012)           --        (3,012)
Issuance of treasury stock to employee stock
   purchase program...............................         --           --           140           106
Stock options exercised and other.................         --           --            --            67
                                                     --------      -------      --------      --------
Balance, September 30, 2004.......................   $173,319      $20,339      $(15,116)     $434,835
                                                     ========      =======      ========      ========
Balance, December 31, 2004........................   $185,496      $19,551      $(15,116)     $446,371
Comprehensive income:
   Net income.....................................     21,923           --            --        21,923
Other comprehensive income:
   Change in unrealized gains on securities, after
      income tax benefit of $4,978 (net of
      reclassification adjustment of $1,113, after
      income tax expense of $599).................         --       (9,246)           --        (9,246)
Issuance of treasury stock to employee stock
   purchase program...............................         --                         87            82
Stock options exercised and other.................                      --            --         2,557
                                                     --------      -------      --------      --------
Balance, September 30, 2005.......................   $207,419      $10,305      $(15,029)     $461,687
                                                     ========      =======      ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                           ----------------------
                                                              2005         2004
                                                           ----------   ---------
OPERATING ACTIVITIES:
   Net income ..........................................   $  21,923    $  27,533
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization ....................       3,372        3,416
      Accretion of bond discount, net ..................       2,068        2,170
      Net realized investment gains ....................      (2,124)      (2,476)
   Changes in:
      Insurance receivables ............................      12,296       70,632
      Reserve for unearned premiums ....................      26,101       12,866
      Reserve for unpaid losses and loss adjustment
         expenses ......................................      42,560      (36,138)
      Deposit with affiliated ceding company ...........     (32,332)          --
      Deferred policy acquisition costs ................      (4,614)      (1,718)
      Deferred income taxes, net .......................        (886)      (1,667)
      Reinsurance and other payables to affiliates .....       8,533          (50)
      Prepaid reinsurance premiums .....................        (449)      (4,201)
      Accrued expenses .................................      (3,306)      29,302
      Other assets and liabilities .....................      (4,959)       3,847
                                                           ---------    ---------
         Net cash provided by operating activities .....      68,183      103,516
                                                           ---------    ---------
INVESTING ACTIVITIES:
   Fixed income securities:
   Purchases ...........................................    (119,603)    (154,014)
   Maturities ..........................................      30,071       18,156
   Sales ...............................................      90,979       41,962
   Purchases of equity securities ......................        (694)        (680)
   Proceeds from the sale of equity securities .........         709          706
   Changes in short-term investments ...................     (62,985)     (21,050)
   Purchases of property and equipment, net ............      (5,233)      (2,010)
   Changes in receivables/payables for securities
      sold/purchased ...................................          (6)         142
   Other, net ..........................................       1,522       (1,287)
                                                           ---------    ---------
      Net cash used in investing activities ............     (65,240)    (118,075)
                                                           ---------    ---------
FINANCING ACTIVITIES:
   Proceeds from long-term debt ........................          --       30,930
   Principal payments on debt ..........................      (5,000)     (15,417)
   Debt issuance costs .................................        (125)        (506)
   Employee stock option exercises and other ...........       2,552           32
   Issuance of treasury stock to employee stock purchase
      plan .............................................          87          140
                                                           ---------    ---------
      Net cash (used in) provided by financing
         activities ....................................      (2,486)      15,179
                                                           ---------    ---------
Increase in cash .......................................         457          620
Cash at beginning of period ............................       7,336        7,965
                                                           ---------    ---------
Cash at end of period ..................................   $   7,793    $   8,585
                                                           =========    =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
   Interest ............................................   $   2,180    $   1,366
   Income taxes ........................................      10,077    $ (17,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                      ------------------   -----------------
                                                         2005      2004      2005      2004
                                                       -------   -------   -------   -------
Net income ........................................    $19,783   $10,974   $21,923   $27,533
                                                       =======   =======   =======   =======
Shares:
Weighted average shares outstanding ...............     43,140    42,995    43,015    42,980
   Weighted average shares of options exercised and
      additional stock issuance ...................         28         6       159        15
                                                       -------   -------   -------   -------
Total weighted average shares outstanding .........     43,168    43,001    43,174    42,995
   Effect of dilutive options .....................        217        47       220        53
                                                       -------   -------   -------   -------
Total weighted average shares outstanding, assuming
   dilution .......................................     43,385    43,048    43,394    43,048
                                                       =======   =======   =======   =======
Earnings per share ................................    $  0.46   $  0.26   $  0.51   $  0.64
                                                       =======   =======   =======   =======
Earnings per share, assuming dilution .............    $  0.46   $  0.25   $  0.51   $  0.64
                                                       =======   =======   =======   =======

     No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.4 million for the three and nine months ended September 30, 2005 and 0.9 million for the three and nine months ended September 30, 2004 were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of CNA Surety's common stock.

     The Company applies the intrinsic value method per Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations, in accounting for its plans as allowed for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation expense has been recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date. The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation under the Company's stock-based compensation plan (amounts in thousands, except for per share data):

                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                       ------------------   -----------------
                                                         2005      2004       2005      2004
                                                       -------   -------    -------   -------
Net income .........................................   $19,783   $10,974    $21,923   $27,533
Less: Total stock based compensation cost determined
   under the fair value method, net of tax .........       (94)     (159)      (491)     (390)
                                                       -------   -------    -------   -------
Pro forma net income ...............................   $19,689   $10,815    $21,432   $27,143
                                                       =======   =======    =======   =======
Basic and diluted earnings per share, as reported ..   $  0.46   $  0.26    $  0.51   $  0.64
                                                       =======   =======    =======   =======
Basic earnings per share, pro forma ................   $  0.46   $  0.25    $  0.50   $  0.63
                                                       =======   =======    =======   =======
Diluted earnings per share, pro forma ..............   $  0.45   $  0.25    $  0.49   $  0.63
                                                       =======   =======    =======   =======

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

2. INVESTMENTS

     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at September 30, 2005 and December 31, 2004, by investment category, were as follows (dollars in thousands):

                                                                              GROSS UNREALIZED LOSSES
                                                   AMORTIZED      GROSS     ---------------------------   ESTIMATED
                                                    COST OR    UNREALIZED   LESS THAN 12   MORE THAN 12      FAIR
               SEPTEMBER 30, 2005                     COST        GAINS        MONTHS         MONTHS        VALUE
               ------------------                  ---------   ----------   ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
   Government and agencies:
   U.S. Treasury................................... $ 15,650     $    38      $  (131)        $ (10)       $ 15,547
   U.S. Agencies...................................   14,120          26         (125)          (61)         13,960
   Collateralized mortgage obligations.............   18,661         449          (99)           --          19,011
   Mortgage pass-through securities................   48,736         110         (430)         (352)         48,064
Obligations of states and political subdivisions...  465,506      16,461       (1,176)         (358)        480,433
Corporate bonds....................................   75,602       2,244         (656)          (18)         77,172
Non-agency collateralized mortgage obligations.....   22,203          --         (459)           --          21,744
Other asset-backed securities:
   Second mortgages/home equity loans..............   25,924         133         (122)           --          25,935
   Other...........................................    6,748         167          (70)           --           6,845
Redeemable preferred stock.........................    3,000         188           --            --           3,188
                                                    --------     -------      -------         -----        --------
   Total fixed income securities...................  696,150      19,816       (3,268)         (799)        711,899
Equity securities..................................    1,144         105           --            --           1,249
                                                    --------     -------      -------         -----        --------
   Total........................................... $697,294     $19,921      $(3,268)        $(799)       $713,148
                                                    ========     =======      =======         =====        ========

                                                                              GROSS UNREALIZED LOSSES
                                                   AMORTIZED      GROSS     ---------------------------   ESTIMATED
                                                    COST OR    UNREALIZED   LESS THAN 12   MORE THAN 12      FAIR
                DECEMBER 31, 2004                     COST        GAINS        MONTHS         MONTHS        VALUE
                -----------------                  ---------   ----------   ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
   Government and agencies:
   U.S. Treasury................................... $ 55,818     $   255       $ (39)         $  --        $ 56,034
   U.S. Agencies...................................    4,576          39          (9)           (49)          4,557
   Collateralized mortgage obligations.............   18,260         590        (105)            --          18,745
   Mortgage pass-through securities................   56,696         325        (249)            --          56,772
Obligations of states and political subdivisions...  431,624      23,467        (387)           (87)        454,617
Corporate bonds....................................   94,363       4,735         (27)            (2)         99,069
Non-agency collateralized mortgage obligations.....    2,078           3          --             --           2,081
Other asset-backed securities:
   Second mortgages/home equity loans..............   20,942         241         (69)            --          21,114
   Credit card receivables.........................      867          --          --             --             867
   Other...........................................    7,794         391          --             --           8,185
Redeemable preferred stock.........................    5,356         941          --             --           6,297
                                                    --------     -------       -----          -----        --------
   Total fixed income securities...................  698,374      30,987        (885)          (138)        728,338
Equity securities..................................    1,084         114          --             --           1,198
                                                    --------     -------       -----          -----        --------
   Total........................................... $699,458     $31,101       $(885)         $(138)       $729,536
                                                    ========     =======       =====          =====        ========

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

     As of September 30, 2005, 70 separate securities held by the Company were in an unrealized loss position. Of these, 46 securities were rated "AAA" by Standard and Poor's ("S&P") and "Aaa" by Moody's Investor Services ("Moody's"). One security was rated below investment grade by Moody's and investment grade by S&P. Only two securities were in loss positions that exceeded 5% of their respective book values, with the largest unrealized loss being approximately 6% of that security's book value. The Company believes that virtually all of the unrealized losses have resulted from changes in interest rates. No other-than-temporary impairments were recorded for the nine months ended September 30, 2005. No other-than-temporary impairments were recorded for the year ended December 31, 2004.

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

3. REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                             THREE MONTHS ENDED SEPTEMBER 30,
                        -----------------------------------------
                                2005                  2004
                        -------------------   -------------------
                         WRITTEN    EARNED     WRITTEN    EARNED
                        --------   --------   --------   --------
Direct ..............   $ 83,428   $ 76,128   $ 71,225   $ 64,802
Assumed .............     30,054     28,490     30,926     35,127
Ceded ...............    (10,451)   (13,557)   (15,734)   (16,861)
                        --------   --------   --------   --------
                        $103,031   $ 91,061   $ 86,417   $ 83,068
                        ========   ========   ========   ========

                             NINE  MONTHS ENDED SEPTEMBER  30,
                        -----------------------------------------
                                2005                  2004
                        -------------------   -------------------
                         WRITTEN    EARNED     WRITTEN    EARNED
                        --------   --------   --------   --------
Direct ..............   $242,912   $211,590   $206,625   $171,955
Assumed .............     80,407     85,628     94,469    116,273
Ceded ...............    (40,787)   (40,337)   (57,011)   (52,810)
                        --------   --------   --------   --------
                        $282,532   $256,881   $244,083   $235,418
                        ========   ========   ========   ========

     Assumed premiums primarily include all surety business written or renewed, net of reinsurance, by CCC and CIC, which is reinsured by Western Surety pursuant to reinsurance and related agreements.

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------
                                                    2005                 2004
                                               ---------------    ----------------
                                                  $      RATIO       $       RATIO
                                               -------   -----    -------   ------
Gross losses and loss adjustment expenses ..   $ 9,883     9.4%   $(6,177)    (6.2%)
Ceded amounts ..............................    10,093   (74.4%)   29,024   (172.1%)
                                               -------            -------
Net losses and loss adjustment expenses ....   $19,976    21.9%   $22,847     27.5%
                                               =======            =======

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------
                                                     2005               2004
                                               ----------------   ----------------
                                                   $      RATIO      $       RATIO
                                               --------   -----   -------   ------
Gross losses and loss adjustment expenses ..   $106,682   35.9%   $44,133    15.3%
Ceded amounts ..............................     (2,352)   5.8%    20,552   (38.9%)
                                               --------           -------
Net losses and loss adjustment expenses ....   $104,330   40.6%   $64,685    27.5%
                                               ========           =======

     During the three months ended September 30, 2005 and 2004, the Company recorded results based on independent actuarial reviews performed during the respective quarters which indicated that gross reserves should be reduced by approximately $15 million and $32 million, respectively, with a corresponding reduction in ceded reserves. This adjustment reflects changes in estimates of incurred-but-not-reported reserves. These actions resulted in the unusual relationships in the gross and ceded amounts shown above.

     During the fourth quarter of 2004, the Company reached agreement with the claimant on a bond regarding certain aspects of the claim resolution. The bond was originally written by an affiliate and assumed by one of the Company's insurance subsidiaries pursuant to the Quota Share Treaty. As part of this agreement, the Company deposited $32.7 million with the affiliate in the third quarter of 2005 to enable the affiliate to establish a trust to fund future payments under the bond. Such deposit is included on the balance sheet as "Deposit with affiliated ceding company". This claim was previously fully reserved.

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

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2005 and expires on December 31, 2005 and is annually renewable thereafter.

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

     For the Quota Share Treaty in effect during 2004, the ceding commission paid to CCC and CIC by Western Surety was 28% of net written premiums. Due to lower commissions paid to producers on the business covered by the Quota Share Treaty, the actual override commission paid to CCC and CIC for 2004 was approximately 7%.

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through September 30, 2005.

     Through a stop loss contract entered into at the Merger Date (the "Stop Loss Contract"), the Company's insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of September 30, 2005, the Company had billed and received $54.9 million under the Stop Loss Contract. As a result of reevaluation and reduction of the net loss ratios for the accident years subject to the Stop Loss Contract, the Company has established a reinsurance payable to CCC of $9.0 million under this contract at September 30, 2005.

     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2004 to December 31, 2004 providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. The Company and CCC entered into a new contract covering the large national contractor effective January 1, 2005 to December 31, 2005 on the same terms as the 2004 contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which is from January 1, 2005 to December 31, 2005. As of September 30, 2005, no losses have been ceded under this contract.

     The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract was $6.0 million plus an additional premium if a loss is ceded under this contract. Effective January 1, 2005, the Company and CCC entered into a new $50 million excess of $100 million contract in force through December 31, 2005. The premium for this contract was $4.75 million plus an additional premium of $14.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to exclude coverage for the large national contractor, to reduce the premium to $3.0 million, and to reduce the additional premium to $7.0 million. As of September 30, 2005, no losses have been ceded under this contract.

     As of September 30, 2005 and December 31, 2004, CNA Surety had an insurance receivable balance from CCC and CIC of $16.1 million and $16.4 million. CNA Surety had reinsurance payables to CCC and CIC as of September 30, 2005 and December 31, 2004 of $9.0 million and $0.3 million.

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

CNAF CREDIT FACILITY

     Commencing in 2003, CNAF provided loans through a credit facility in order to help the large national contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million at December 31, 2003. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of September 30, 2005 and 2004, $132 million (including accrued interest) and $85 million (including accrued interest) had been advanced under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $39.6 million and $24.1 million of the loans outstanding as of September 30, 2005 and 2004, respectively, and has agreed to a participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

     Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of September 30, 2005 and December 31, 2004, these guarantees and collateral obligations were $11 million and $13 million, respectively.

     The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNAF recorded an impairment charge of $56 million pre-tax for the fourth quarter of 2004, net of the participation by

Loews, with respect to amounts loaned under the credit facility and future impairment charges with respect to amounts loaned under the credit facility in 2005 of $13 million pre-tax during the first quarter. Any future draws under the credit facility, if agreed to by CNAF pursuant to the additional credit facility amendment, or further changes in the large national contractor's business plan or projections may necessitate further impairment charges.

     Representatives from the Company and CNAF met with senior management of the national contractor in June of 2005 to review their actual cash flow through that date, as well as expected future cash flow. As a result of the discussions with the contractor and after consideration of the contractor's overall performance to date under the restructuring plan, CNAF made a decision not to provide additional liquidity to the national contractor beyond amounts currently available under the existing facility. In addition, during the second quarter of 2005, CNAF recorded an additional impairment charge of $21 million pre-tax.

ESTABLISHMENT OF SURETY LOSS RESERVE

     The June 2005 discussions with the large national contractor revealed significant deterioration of the contractor's operations and cash flow. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, the Company determined that the large national contractor will likely be unable to meet its obligations that are covered under the surety bonds. Accordingly, in the second quarter of 2005, the Company established a $40 million loss reserve based on an initial estimate of probable surety losses. In the third quarter, the Company approved the payment by an affiliate, the direct writer of the surety bonds for the large national contractor, of approximately $16 million of losses to settle outstanding bonded obligations of the contractor. The Company will reimburse the affiliate pursuant to the terms of the Quota Share Treaty. Also in the third quarter, the Company began a reevaluation of the contractor's current restructuring efforts. Possible changes to the restructuring strategy could result in higher loss estimates and result in additional reserve actions. The Company expects to complete this reevaluation in the fourth quarter.

     The Company intends to continue to provide surety bonds on behalf of the contractor while re-evaluating the contractor's restructuring efforts, subject to the contractor's initial and ongoing compliance with the Company's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. The Company estimates that possible additional losses, net of indemnification and subrogation recoveries but before recoveries under reinsurance contracts to be approximately $160 million pre-tax. However, the related party reinsurance treaty discussed above would limit the Company's net loss exposure to an additional $20 million. In establishing its overall reserves at September 30, 2005, the Company has contemplated the potential need for additional loss reserves related to this contractor as well as other potential exposures.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            -------------------   -------------------
                                                              2005       2004       2005       2004
                                                            --------   --------   --------   --------
Reserves at beginning of period:
Gross ...................................................   $402,769   $412,367   $363,387   $413,539
Ceded reinsurance .......................................    114,212    160,419    116,831    158,357
                                                            --------   --------   --------   --------
   Net reserves at beginning of period ..................    288,557    251,948    246,556    255,182
                                                            --------   --------   --------   --------
Net incurred loss and loss adjustment expenses:
   Provision for insured events of current period .......     23,403     22,843    107,630     65,252
   (Decrease) increase in provision for insured events
      of prior periods ..................................     (3,427)         4     (3,300)      (567)
                                                            --------   --------   --------   --------
   Total net incurred ...................................     19,976     22,847    104,330     64,685
                                                            --------   --------   --------   --------
Net payments attributable to:
   Current period events ................................      1,444      1,320      2,375      2,814
   Prior period events ..................................      3,099     23,012     44,521     66,590
                                                            --------   --------   --------   --------
   Total net payments ...................................      4,543     24,332     46,896     69,404
                                                            --------   --------   --------   --------
Net reserves at end of period ...........................    303,990    250,463    303,990    250,463
Ceded reinsurance at end of period ......................    101,957    126,937    101,957    126,937
                                                            --------   --------   --------   --------
   Gross reserves at end of period ......................   $405,947   $377,400   $405,947   $377,400
                                                            ========   ========   ========   ========

     As a result of the independent actuarial review performed during the third quarter of 2005, the Company recorded net favorable reserve development of $3.4 million for the three months ended September 30, 2005.

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation ("Enron") subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of September 30, 2005, the Company billed a total of $37.1 million to its reinsurers. All nine reinsurers responsible for payment of the treaty proceeds either have paid their portions of the claim or paid the Company to commute the entire reinsurance treaty under which the Enron claim was made.

5. DEBT

     On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2005 Credit Facility"). The 2005 Credit Facility provides an aggregate of up to $50.0 million in borrowings under a revolving credit facility. The 2005 Credit Facility matures on June 30, 2008. No other debt matures in the next five years.

     The term of borrowings under the 2005 Credit Facility may be fixed, at the Company's option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on the Company's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin was 1.30% at September 30, 2005. As of September 30, 2005, the weighted average interest rate on the 2005 Credit Facility was 4.98% on the $30.0 million of outstanding borrowings.

     The Company's previous credit facility (the "2002 Credit Facility"), as amended September 30, 2003, provided an aggregate of up to $50.0 million in borrowings divided between a revolving credit facility of $30.0 million and a term loan facility (the "Term Loan Facility") of $20.0 million. As of December 31, 2004, the weighted average interest rate on the 2002 Credit Facility was 3.28% on the $35.0 million of outstanding borrowings.

     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A-" by A.M. Best Co. for each of the Company's insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants for the quarter ended September 30, 2005.

     Due to the net loss reported in the quarter ended June 30, 2005, the Company did not meet the minimum fixed charge coverage ratio of 2.5 times as of June 30, 2005 as required by the 2002 Credit Facility. This issue was resolved as a result of the replacement of the 2002 Credit Facility with the 2005 Credit Facility.

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

     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of September 30, 2005 the interest rate on the junior subordinated debenture was 7.17%.

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

     The plans' combined net periodic postretirement benefit cost included the following components (amounts in thousands):

                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,
                                             ------------------   -----------------
                                                 2005   2004         2005    2004
                                                -----   ----        -----   -----
Net periodic benefit cost:
   Service cost ..........................       $107   $ 38        $ 181   $ 112
   Interest cost .........................        233     84          382     254
   Prior service cost ....................        (40)   (40)        (121)   (121)
   Recognized net actuarial (gain) loss ..        145     (1)         145      (3)
                                                 ----   ----        -----   -----
   Net periodic benefit cost .............       $445   $ 81        $ 587   $ 242
                                                 ====   ====        =====   =====

     The Company expects to contribute $0.3 million to the postretirement benefit plans to pay benefits in 2005. As of September 30, 2005, $0.1 million of contributions have been made to the postretirement benefit plans.

     As of December 31, 2004, the financial statements of the Company reflect the effects of the Medicare Modernization Act ("MMA") on the Western Surety retiree medical plan in accordance with FASB Staff Position 106-2. Western Surety is expected to receive a direct subsidy under MMA which is treated as a reduction in expected net benefit payments. The estimated effect on annual benefit cost in 2005 is a reduction in service cost of $36,000, a reduction in interest cost of $71,000, and an increase in the amortization of unrecognized gains of $83,000, for a total reduction in annual net periodic postretirement benefit cost of $190,000.

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

     As of any balance sheet date, not all claims have been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported ("IBNR") claims. The following table shows the estimated liability as of September 30, 2005 for unpaid claims applicable to reported claims and to IBNR (dollars in thousands) for each sub-line of business:

                         GROSS CASE LOSS    GROSS IBNR LOSS   TOTAL GROSS
                        AND LAE RESERVES   AND LAE RESERVES     RESERVES
                        ----------------   ----------------   -----------
Contract.............       $ 98,773           $136,781         $235,554
Commercial...........        100,955             57,730          158,685
Fidelity and other...          4,363              7,345           11,708
                            --------           --------         --------
Total................       $204,091           $201,856         $405,947
                            ========           ========         ========

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

     The Company's Condensed Consolidated Balance Sheets includes estimated liabilities for unpaid losses and loss adjustment expenses of $405.9 million and $363.4 million and reinsurance receivables related to unpaid losses of $102.0 million and $116.8 million at September 30, 2005 and December 31, 2004, respectively. Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings and financial condition. Future effects from changes in these estimates will be recorded in the period such changes are determined to be needed.

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

INTANGIBLE ASSETS

     CNA Surety's Condensed Consolidated Balance Sheet as of September 30, 2005 and December 31, 2004 includes intangible assets of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure"). Prior to 2002, goodwill from this and other acquisitions was generally amortized as a charge to earnings over periods not exceeding 30 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was adopted by CNA Surety as of January 1, 2002, periodic amortization ceased, in accordance with an impairment-only accounting model.

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

     COMPARISON OF CNA SURETY RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

ANALYSIS OF NET INCOME

     Net income for the three months ended September 30, 2005 was $19.8 million, compared to a net income of $11.0 million for the same period in 2004. This increase is a result of higher net earned premium, higher net investment income, and the impacts of lower loss and expense ratios. The lower loss ratio reflects favorable loss development on prior accident years of $3.4 million.

     Net income for the nine months ended September 30, 2005 was $21.9 million compared to $27.5 million for the same period in 2004. The decrease reflects higher losses in large part due to the establishment of a $40 million loss reserve related to the large national contractor in the second quarter of 2005, partially offset by higher net earned premium and higher net investment income. The decrease was also offset by favorable loss development on prior accident years of $3.3 million.

     The components of net income are discussed in the following sections.

RESULTS OF INSURANCE OPERATIONS

     Underwriting components for the Company for the three and nine months ended September 30, 2005 and 2004 are summarized in the following table (dollars in thousands):

                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                           -------------------   -------------------
                                             2005       2004       2005       2004
                                           --------   --------   --------   --------
Gross written premiums.................... $113,482   $102,151   $323,319   $301,094
                                           ========   ========   ========   ========
Net written premiums...................... $103,031   $ 86,417   $282,532   $244,083
                                           ========   ========   ========   ========
Net earned premiums....................... $ 91,061   $ 83,068   $256,881   $235,418
                                           ========   ========   ========   ========
Net losses and loss adjustment expenses... $ 19,976   $ 22,847   $104,330   $ 64,685
                                           ========   ========   ========   ========
Net commissions, brokerage and other
  expenses................................ $ 51,891   $ 52,245   $150,593   $156,627
                                           ========   ========   ========   ========
Loss ratio................................     21.9%      27.5%      40.6%      27.5%
Expense ratio.............................     57.0       62.9       58.6       66.5
                                           --------   --------   --------   --------
Combined ratio............................     78.9%      90.4%      99.2%      94.0%
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

     Gross written premiums are summarized in the following table (dollars in thousands):

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                    -------------------   -------------------
                                      2005       2004       2005       2004
                                    --------   --------   --------   --------
Contract..........................  $ 71,044   $ 61,610   $194,179   $172,807
Commercial........................    33,568     32,548    102,069    103,877
Fidelity and other................     8,870      7,993     27,071     24,410
                                    --------   --------   --------   --------
                                    $113,482   $102,151   $323,319   $301,094
                                    ========   ========   ========   ========

     Gross written premiums increased 11.1% to $113.5 million, for the three months ended September 30, 2005 as compared with the same period in 2004. Contract surety gross written premiums increased 15.3% to $71.0 million due primarily to increased volume. Commercial surety gross written premiums increased 3.1% to $33.6 million due to continued volume growth in small commercial products, partially offset by declining premium volume on large commercial accounts. Fidelity and other premiums increased by 11.0% primarily due to the volume growth of related small commercial products.

     Gross written premiums increased 7.4%, or $22.2 million, for the nine months ended September 30, 2005 as compared with the same period in 2004. This increase was primarily a result of a 12.4% or $21.4 million, increase in contract surety as compared with the same period in 2004, due to volume growth. Commercial surety decreased 1.7%, or $1.8 million, as continued strong volume growth in small commercial products was more than offset by declining premium volume on large commercial accounts. Fidelity and other premiums increased by 10.9% primarily due to the volume growth of related small commercial products.

     Net written premiums are summarized in the following table (dollars in thousands):

                        THREE MONTHS ENDED    NINE MONTHS ENDED
                           SEPTEMBER 30,        SEPTEMBER 30,
                        ------------------   -------------------
                          2005       2004      2005       2004
                        --------   -------   --------   --------
Contract.............   $ 61,732   $45,775   $157,847   $130,384
Commercial...........     32,429    33,015     97,614     90,375
Fidelity and other...      8,870     7,627     27,071     23,324
                        --------   -------   --------   --------
                        $103,031   $86,417   $282,532   $244,083
                        ========   =======   ========   ========

     Net written premiums increased 19.2% or $16.6 million, for the three months ended September 30, 2005 as compared with the same period in 2004, primarily due to the increase in gross written premiums as described above and a decrease in ceded written premiums. Ceded written premiums decreased $5.3 million for the three months ended September 30, 2005 as compared with the same period in 2004, reflecting the reduction in the cost of the Company's 2005 reinsurance program.

     For the nine months ended September 30, 2005, net written premiums increased 15.8%, or $38.4 million, as compared with the same period in 2004, primarily due to the increase in gross written premiums as described above and a decrease in ceded written premiums. Ceded written premiums decreased $16.2 million for the nine months ended September 30, 2005 as compared with the same period in 2004, reflecting the reduction in the cost of the Company's 2005 reinsurance program. Net written premiums increased 17.8%, or $23.8 million, for contract surety and 12.6%, or $10.9 million, for commercial surety for the nine months ended September 30, 2005 as compared with the same period in 2004. Net written premiums increased 16.1%, or $3.7 million, for fidelity and other products for the nine months ended September 30, 2005 as compared with the same period in 2004.

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

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2005 and expires on December 31, 2005 and is annually renewable thereafter.

     Through a surety quota share treaty (the "Quota Share Treaty"), CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2005 and expires on December 31, 2005 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

     For the quota share treaty in effect during 2004, the ceding commission paid to CCC and CIC by Western Surety was 28% of net written premiums. Due to lower commissions paid to producers on the business covered by the Quota Share Treaty, the actual override commission paid to CCC and CIC for 2004 was approximately 7%.

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through September 30, 2005.

     Through a stop loss contract entered into at the Merger Date (the "Stop Loss Contract"), the Company's insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of September 30, 2005, the Company had billed and received $54.9 million under the Stop Loss Contract. As a result of reevaluation and reduction of the net loss ratios for the accident years subject to the Stop Loss Contract, the Company has established a reinsurance payable to CCC of $9.0 million under this contract at September 30, 2005.

     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2004 to December 31, 2004 providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. The Company and CCC entered into a new contract covering the large national contractor effective January 1, 2005 to December 31, 2005 on the same terms as the 2004 contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which is from January 1, 2005 to December 31, 2005. As of September 30, 2005, no losses have been ceded under this contract.

     The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract was $6.0 million plus an additional premium if a loss is ceded under this contract. Effective January 1, 2005, the Company and CCC entered into a new $50 million excess of $100 million contract in force through December 31, 2005. The premium for this contract was $4.75 million plus an additional premium of $14.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to exclude coverage for the large national contractor, to reduce the premium to $3.0 million, and to reduce the additional premium to $7.0 million. As of September 30, 2005, no losses have been ceded under this contract.

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

CNAF CREDIT FACILITY

     Commencing in 2003, CNAF provided loans through a credit facility in order to help the large national contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety. In December of 2004, the credit facility was amended to increase the maximum available loans to $106 million from $86 million at December 31, 2003. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126 million. As of September 30, 2005 and 2004, $132 million (including accrued interest) and $85 million (including accrued interest) had been advanced under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $39.6 million and $24.1 million of the loans outstanding as of September 30, 2005 and 2004, respectively, and has agreed to a participation of one-third of any additional loans which may be made above the original $86 million credit facility limit up to the $126 million maximum available line.

     Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of September 30, 2005 and December 31, 2004, these guarantees and collateral obligations were $11 million and $13 million, respectively.

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

     Representatives from the Company and CNAF met with senior management of the national contractor in June of 2005 to review their actual cash flow through that date, as well as expected future cash flow. As a result of the discussions with the contractor and after consideration of the contractor's overall performance to date under the restructuring plan, CNAF made a decision not to provide additional liquidity to the national contractor beyond amounts currently available under the existing facility. In addition, during the second quarter of 2005, CNAF recorded an additional impairment charge of $21 million pre-tax ($13 million after-tax).

ESTABLISHMENT OF SURETY LOSS RESERVE

     The June 2005 discussions with the large national contractor revealed significant deterioration of the contractor's operations and cash flow. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, the Company determined that the large national contractor will likely be unable to meet its obligations that are covered under the surety bonds. Accordingly, in the second quarter of 2005, the Company established a $40 million loss reserve based on an initial estimate of probable surety losses. In the third quarter, the Company approved the payment by an affiliate, the direct writer of the surety bonds for the large national contractor, of approximately $16 million of losses to settle outstanding bonded obligations of the contractor. The Company will reimburse the affiliate pursuant to the terms of the Quota Share Treaty. Also in the third quarter, the Company began a reevaluation of the contractor's current restructuring efforts. Possible changes to the restructuring strategy could result in higher loss estimates and result in additional reserve actions. The Company expects to complete this reevaluation in the fourth quarter.

     The Company intends to continue to provide surety bonds on behalf of the contractor while re-evaluating the contractor's restructuring efforts, subject to the contractor's initial and ongoing compliance with the Company's underwriting standards. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's exposure to loss. The Company estimates that possible additional losses, net of indemnification and subrogation recoveries but before recoveries under reinsurance contracts to be approximately $160 million pre-tax. However, the related party reinsurance treaty discussed above would limit the Company's net loss exposure to an additional $20 million. In establishing its overall reserves at September 30, 2005, the Company has contemplated the potential need for additional loss reserves related to this contractor as well as other potential exposures.

     The Company has had discussions with its insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to keep the insurance regulators informed of its ongoing exposure to this account.

NET LOSS RATIO

     The net loss ratio was 21.9% for the three months ended September 30, 2005 as compared with 27.5% for the same period in 2004. The lower loss ratio reflects the favorable development on prior accident years of $3.4 million, or approximately 4 percentage points, and lower loss estimates for the current accident year due to improved loss experience. The loss ratio also benefited from an increase in net earned premium that resulted from the reduction in the cost of the Company's 2005 reinsurance program.

     The net loss ratio was 40.6% for the nine months ended September 30, 2005 as compared with 27.5% for the same period in 2004. The increase in the loss ratio reflects the reserve charge of $40 million related to the large national contractor, which added 16 percentage points to this ratio. This was partially offset by favorable development on prior accident years of $3.3 million and an increase in net earned premium that resulted from the reduction in the cost of the Company's 2005 reinsurance program.

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation ("Enron") subsidiaries. The penal sums of the three bonds totaled approximately $78 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of September 30, 2005, the Company billed a total of $37.1 million to its reinsurers. All nine reinsurers responsible for payment of the treaty proceeds either have paid their portions of the claim or paid the Company to commute the entire reinsurance treaty under which the Enron claim was made.

EXPOSURE MANAGEMENT

     The Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company continues with various exposure management initiatives, particularly to reduce its risks on large commercial accounts. "Exposure" is defined as the face amount of the bond. As the following table depicts, the Company has reduced its total exposure, before the effects of reinsurance, by 26.8% in 2005 on large commercial accounts, which are defined as accounts with exposures in excess of $10 million:

                                   NUMBER OF ACCOUNTS           TOTAL EXPOSURE (DOLLARS IN MILLIONS)
                                          AS OF                                 AS OF
                              ----------------------------   ------------------------------------------
                              SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   % INCREASE/
COMMERCIAL ACCOUNT EXPOSURE        2005           2004            2005           2004        (DECREASE)
---------------------------   -------------   ------------   -------------   ------------   -----------
$100 million and larger              2               2          $  247.8       $  256.4        (3.4)%
$50 to $100 million                  2               7             139.6          468.1       (70.2)%
$25 to $50 million                  10              11             355.4          401.0       (11.4)%
$10 to $25 million                  36              39             500.8          572.5       (12.5)%
                                   ---             ---          --------       --------       -----
Total                               50              59          $1,243.6       $1,698.0       (26.8)%
                                   ===             ===          ========       ========       =====

     The Company expects to continue to reduce its risks on large commercial accounts, but the rate of this reduction is expected to slow.

     With respect to contract surety, the Company's portfolio is predominantly comprised of contractors with bonded backlog of less than $30 million. Bonded backlog is a measure of the Company's exposure in the event of default before indemnification, salvage and subrogation recoveries. The Company does have a number of accounts with higher bonded backlogs. For example, the Company has 15 accounts each with a bonded backlog in excess of $150 million and 20 accounts each with a bonded backlog of between $100 million and $150 million.

     The Company continues to manage its exposure to any one contract credit and aggressively looks for co-surety, shared accounts and other means to support or reduce larger exposures. Reinsurance, indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that substantially reduce CNA Surety's exposure to loss.

EXPENSE RATIO

     The expense ratio was 57.0% for the three months ended September 30, 2005 as compared with 62.9% for the same period in 2004. Approximately two percentage points of this improvement resulted from the impact of the reduction in cost of the Company's 2005 reinsurance program. The remaining improvement resulted from premium volume growth and the impacts of cost reduction initiatives that began in the first quarter of 2004.

     The expense ratio was 58.6% for the nine months ended September 30, 2005 as compared with 66.5% for the same period in 2004. Approximately three percentage points of this improvement resulted from the impact of the reduction in cost of the Company's 2005 reinsurance program. The improved expense ratio also reflects higher premium volume and the impacts of cost reduction initiatives to simplify and streamline the field organization that began in the first quarter of 2004. The improved expense ratio also reflects the absence of expenses associated with the cost reduction initiatives and the increased accrual for policyholder dividends that were recorded in the first quarter of 2004. These items added 2.9 percentage points to the expense ratio for the first nine months of 2004.

INVESTMENT INCOME AND REALIZED INVESTMENT GAINS/LOSSES

     Net investment income was $8.7 million for the three months ended September 30, 2005, as compared with $7.7 million for the same period in 2004. This is due to the significant increase in invested assets. The annualized pre-tax yield was 4.3% for both the three months ended September 30, 2005 and 2004. The annualized after-tax yield was 3.6% for both the three months ended September 30, 2005 and 2004. Net realized investment gains were negligible for both the three months ended September 30, 2005 and 2004.

     Net investment income was $24.7 million for the nine months ended September 30, 2005 as compared with $22.1 million for the same period in 2004. The increase is due to the impact of higher overall invested assets, partially offset by slightly lower yields. The annualized pre-tax yields were 4.3% and 4.4% for the nine months ended September 30, 2005 and 2004, respectively. The annualized after-tax yield was 3.6% and 3.7% for the nine months ended September 30, 2005 and 2004, respectively. Net realized investment gains were $2.1 million for the nine months ended September 30, 2005 as compared with $2.5 million for the same period in 2004. The realized investment gain in 2005 resulted primarily from the Company's sale of its interest in DeMontfort Group, Ltd. in the first quarter of 2005.

     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                      ------------------   -----------------
                                          2005   2004        2005     2004
                                          ----   ----       ------   ------
Gross realized investment gains....       $109   $194       $2,280   $2,481
Gross realized investment losses...         (1)     -         (156)      (5)
                                          ----   ----       ------   ------
Net realized investment gains......       $108   $194       $2,124   $2,476
                                          ====   ====       ======   ======

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

INTEREST EXPENSE

     Interest expense increased by 41.3% for the three months ended September 30, 2005 as compared with the same period in 2004, due to higher interest rates associated with the Credit Facility and the subordinated debentures issued in the second quarter of 2004. Weighted average debt outstanding was $60.9 million for the three months ended September 30, 2005 as compared with $66.0 million for the same period in 2004. The weighted average interest rate for the three months ended September 30, 2005 was 5.9% as compared with 3.8% for the same period in 2004.

     Interest expense also increased slightly for the nine months ended September 30, 2005 as compared with the same period in 2004. Average debt outstanding was $62.6 million for the nine months ended September 30, 2005 compared to $59.2 million in the same period in 2004. The weighted average interest rate for the nine months ended September 30, 2005 was 5.3% as compared with 3.3% for the same period in 2004.

INCOME TAXES

     For the three and nine months ended September 30, 2004 and 2005, the Company's effective tax rate differs from the statutory tax rate due primarily to tax exempt investment income. The impact of tax exempt securities on taxable income was $4.1 million and $12.1 million for the three and nine months ended September 30, 2005. The impact of tax exempt securities on taxable income was $3.6 million and $10.7 million for the three and nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the liquidity requirements of CNA Surety will be met primarily with funds generated from its insurance operations. The principal sources of consolidated cash flows are premiums, investment income, sales and maturities of investments, and reinsurance recoveries. CNA Surety also may generate funds from additional borrowings under the credit facility described below. The primary cash flow uses are payments for claims, operating expenses, reinsurance premiums, federal income taxes, and debt service. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At September 30, 2005, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $710.9 million of fixed income securities, $77.0 million of short-term investments, $1.0 million of other investments and $4.6 million of cash. At December 31, 2004, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $722.0 million of fixed income securities, $22.7 million of short-term investments, $1.1 million of other investments and $5.6 million of cash.

     During the fourth quarter of 2004, the Company reached agreement with the claimant on a bond regarding certain aspects of the claim resolution. The bond was originally written by an affiliate and assumed by one of the Company's insurance subsidiaries pursuant to the Quota Share Treaty. As part of this agreement, the Company deposited $32.7 million with the affiliate in the third quarter of 2005 to enable the affiliate to establish a trust to fund future payments under the bond. Such deposit is included on the Company's Condensed Consolidated Balance Sheets as "Deposit with affiliated ceding company". This claim was previously fully reserved. The Company is entitled to the interest income earned by the trust in excess of trust expenses.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At September 30, 2005, the parent company's invested assets consisted of $1.0 million of fixed income securities, $1.2 million of equity securities, $14.6 million of short-term investments and $1.7 million of cash. At December 31, 2004, the parent company's invested assets consisted of $6.3 million of fixed income securities, $1.2 million of equity securities, $5.8 million of short-term investments and $1.7 million of cash. At September 30, 2005 and December 31, 2004 respectively, parent company short-term investments and cash included $2.9 million and $5.1 million of restricted cash primarily related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

     The Company's consolidated net cash flow provided by operating activities was $12.5 million for the three months ended September 30, 2005 compared to net cash flow provided by operating activities of $44.2 million for the comparable period in 2004. The decrease in net cash flow provided by operating activities primarily relates to the Company's deposit with an affiliate to establish the trust discussed above.

     The Company's consolidated net cash flow provided by operating activities was $68.1 million for the nine months ended September 30, 2005 compared to net cash flow provided by operating activities of $103.5 million for the comparable period in 2004. The decrease in net cash flow provided by operating activities primarily relates to the Company's deposit with an affiliate to establish the trust discussed above.

     On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2005 Credit Facility"). The 2005 Credit Facility provides an aggregate of up to $50.0 million in borrowings under a revolving credit facility. The 2005 Credit Facility matures on June 30, 2008. No other debt matures in the next five years.

     The term of the borrowings under the 2005 Credit Facility may be fixed, at the Company's option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on the Company's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin was 1.30% at September 30, 2005. As of September 30, 2005, the weighted average interest rate on the 2005 Credit Facility was 4.98% on the $30.0 million of outstanding borrowings.

     The Company's previous credit facility (the "2002 Credit Facility"), as amended September 30, 2003, provided an aggregate of up to $50.0 million in borrowings divided between a revolving credit facility of $30.0 million and a term loan facility (the "Term Loan Facility") of $20.0 million. As of December 31, 2004, the weighted average interest rate on the 2002 Credit Facility was 3.28% on the $35.0 million of outstanding borrowings.

     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least "A-" by A.M. Best Co. for each of the Company's insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company is in compliance with all covenants during the quarter ended September 30, 2005.

     Due to the net loss reported in the quarter ended June 30, 2005, the Company did not meet the minimum fixed charge coverage ratio of 2.5 times as of June 30, 2005 as required by the 2002 Credit Facility. This issue was resolved as a result of the replacement of the 2002 Credit Facility with the 2005 Credit Facility.

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

     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of September 30, 2005 the interest rate on the junior subordinated debenture was 7.17%.

     A summary of the Company's commitments as of September 30, 2005 is presented in the following table (in millions):

SEPTEMBER 30, 2005                           2005    2006     2007    2008    2009   THEREAFTER    TOTAL
------------------                          -----   ------   -----   -----   -----   ----------   ------
Debt (a)................................... $ 0.8   $  3.7   $ 3.7   $33.2   $ 2.2     $ 85.1     $128.7
Operating leases...........................   0.5      1.9     1.7     1.5     1.5        3.8       10.9
Loss and loss adjustment expense reserves..  72.3    157.2    69.9    29.5    21.1       55.9      405.9
Other long-term liabilities (b)............   0.2      0.3     0.4     0.4     0.4        6.4        8.1
                                            -----   ------   -----   -----   -----     ------     ------
Total...................................... $73.8   $163.1   $75.7   $64.6   $25.2     $151.2     $553.6
                                            =====   ======   =====   =====   =====     ======     ======

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2005 is based on statutory surplus and income at and for the year ended December 31, 2004. Without prior regulatory approval, CNA Surety's insurance subsidiaries may pay stockholder dividends of $46.8 million in the aggregate in 2005. CNA Surety received dividends of $10 million from its insurance subsidiaries during the first nine months of 2005 and no dividends from its insurance subsidiaries during the first nine months of 2004. CNA Surety received $1.5 million in dividends from its non-insurance subsidiaries during the first nine months of 2005, including $0.5 million in cash. CNA Surety received no dividends from its non-insurance subsidiaries during the first nine months of 2004.

     Combined statutory surplus totaled $261.9 million at September 30, 2005, resulting in a net written premium to statutory surplus ratio of 1.4 to 1. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2005 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $145.0 million at Western Surety. This surplus constraint may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by (or refunds received from) the Internal Revenue Service ("IRS"). CNA Surety received $11.8 million from its subsidiaries for the nine months ended September 30, 2005. CNA Surety distributed tax payments of $12.5 million to its subsidiaries for the nine months ended September 30, 2004.

     Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of Western Surety and Surety Bonding were $18.5 million and $0.6 million, respectively. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of Western Surety and Surety Bonding are $24.6 million and $0.7 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002, January 1, 2004 and January 1, 2005 on substantially the same terms. Effective July 1, 2004 through June 30, 2005, the underwriting limitations of CCC and its affiliates totaled $591.1 million. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of CCC and its affiliates total $645.7 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

     Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present capital needs.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at September 30, 2005 and December 31, 2004, by investment category, were as follows (dollars in thousands):

                                                                                    GROSS
                                                                              UNREALIZED LOSSES
                                                                            ---------------------
                                                   AMORTIZED      GROSS        LESS        MORE     ESTIMATED
                                                    COST OR    UNREALIZED      THAN        THAN        FAIR
               SEPTEMBER 30, 2005                     COST        GAINS     12 MONTHS   12 MONTHS     VALUE
               ------------------                  ---------   ----------   ---------   ---------   ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
   Government and agencies:
   U.S. Treasury................................... $ 15,650     $    38     $  (131)     $ (10)     $ 15,547
   U.S. Agencies...................................   14,120          26        (125)       (61)       13,960
   Collateralized mortgage obligations.............   18,661         449         (99)        --        19,011
   Mortgage pass-through securities................   48,736         110        (430)      (352)       48,064
Obligations of states and political subdivisions...  465,506      16,461      (1,176)      (358)      480,433
Corporate bonds....................................   75,602       2,244        (656)       (18)       77,172
Non-agency collateralized mortgage obligations.....   22,203          --        (459)        --        21,744
Other asset-backed securities:
   Second mortgages/home equity loans..............   25,924         133        (122)        --        25,935
   Other...........................................    6,748         167         (70)        --         6,845
Redeemable preferred stock.........................    3,000         188          --         --         3,188
                                                    --------     -------     -------      -----      --------
   Total fixed income securities...................  696,150      19,816      (3,268)      (799)      711,899
Equity securities..................................    1,144         105          --         --         1,249
                                                    --------     -------     -------      -----      --------
   Total........................................... $697,294     $19,921     $(3,268)     $(799)     $713,148
                                                    ========     =======     =======      =====      ========


                                                                                    GROSS
                                                                              UNREALIZED LOSSES
                                                                            ---------------------
                                                   AMORTIZED      GROSS        LESS        MORE     ESTIMATED
                                                    COST OR    UNREALIZED      THAN        THAN        FAIR
                DECEMBER 31, 2004                     COST        GAINS     12 MONTHS   12 MONTHS     VALUE
                -----------------                  ---------   ----------   ---------   ---------   ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
   Government and agencies:
   U.S. Treasury................................... $ 55,818     $   255      $ (39)      $  --      $ 56,034
   U.S. Agencies...................................    4,576          39         (9)        (49)        4,557
   Collateralized mortgage obligations.............   18,260         590       (105)         --        18,745
   Mortgage pass-through securities................   56,696         325       (249)         --        56,772
Obligations of states and political subdivisions...  431,624      23,467       (387)        (87)      454,617
Corporate bonds....................................   94,363       4,735        (27)         (2)       99,069
Non-agency collateralized mortgage obligations.....    2,078           3         --          --         2,081
Other asset-backed securities:
   Second mortgages/home equity loans..............   20,942         241        (69)         --        21,114
   Credit card receivables.........................      867          --         --          --           867
   Other...........................................    7,794         391         --          --         8,185
Redeemable preferred stock.........................    5,356         941         --          --         6,297
                                                    --------     -------      -----       -----      --------
   Total fixed income securities...................  698,374      30,987       (885)       (138)      728,338
Equity securities..................................    1,084         114         --          --         1,198
                                                    --------     -------      -----       -----      --------
   Total........................................... $699,458     $31,101      $(885)      $(138)     $729,536
                                                    ========     =======      =====       =====      ========

     The following table summarizes for fixed income securities in an unrealized loss position at September 30, 2005 and 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

                                      SEPTEMBER 30, 2005        DECEMBER 31, 2004
                                   -----------------------   -----------------------
                                                   GROSS                     GROSS
                                    ESTIMATED   UNREALIZED    ESTIMATED   UNREALIZED
      UNREALIZED LOSS AGING        FAIR VALUE      LOSS      FAIR VALUE      LOSS
      ---------------------        ----------   ----------   ----------   ----------
Fixed income securities:
   0-12 months..................... $238,276      $3,268      $107,401      $  885
   Greater than 12 months..........   24,450         799         5,484         138
                                    --------      ------      --------      ------
   Total fixed income securities... $262,726      $4,067      $112,885      $1,023
                                    ========      ======      ========      ======

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

     For securities for which an impairment loss has been recorded, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Operations.

     As of September 30, 2005, 70 separate securities held by the Company were in an unrealized loss position. Of these, 46 securities were rated "AAA" by Standard and Poor's ("S&P") and "Aaa" by Moody's Investor Services ("Moody's"). One security was rated below investment grade by Moody's and investment grade by S&P. Only two securities were in loss positions that exceeded 5% of their respective book values, with the largest unrealized loss being approximately 6% of that security's book value. The Company believes that virtually all of the unrealized losses have resulted from changes in interest rates. No other-than-temporary impairments were recorded for the nine months ended September 30, 2005. No other-than-temporary impairments were recorded for the year ended December 31, 2004.

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

     In May of 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Correction. This standard is a replacement of Accounting Policy Board Opinion No. 20 and FASB Standard No. 3. Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines. This new standard is effective for fiscal years beginning after December 14, 2005.

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

     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of September 30, 2005. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

                                                                                                            HYPOTHETICAL
                                                                                          ESTIMATED FAIR     PERCENTAGE
                                                                         HYPOTHETICAL       VALUE AFTER       INCREASE
                                                      FAIR VALUE AT       CHANGE IN        HYPOTHETICAL    (DECREASE) IN
                                                      SEPTEMBER 30,     INTEREST RATE       CHANGE IN       STOCKHOLDERS'
                                                           2005       (BP=BASIS POINTS)    INTEREST RATE       EQUITY
                                                      -------------   -----------------   --------------   --------------
                                                                             (DOLLARS IN THOUSANDS)
U.S. Government and government agencies and
   authorities.....................................      $ 96,582      200 bp increase       $ 87,366          (1.3)%
                                                                       100 bp increase         92,266          (0.6)
                                                                       100 bp decrease         99,804           0.5
                                                                       200 bp decrease        102,002           0.8
States, municipalities and political subdivisions..       480,433      200 bp increase        425,647          (7.7)
                                                                       100 bp increase        452,732          (3.9)
                                                                       100 bp decrease        509,779           4.1
                                                                       200 bp decrease        541,521           8.6
Corporate bonds and all other......................       134,884      200 bp increase        122,939          (1.7)
                                                         --------      100 bp increase        128,728          (0.9)
                                                                       100 bp decrease        141,348           0.9
                                                                       200 bp decrease        148,141           1.9
Total fixed income securities......................      $711,899      200 bp increase        635,952         (10.7)
                                                         ========      100 bp increase        673,726          (5.4)
                                                                       100 bp decrease        750,931           5.5
                                                                       200 bp decrease        791,664          11.2

                                                                                                            HYPOTHETICAL
                                                                                          ESTIMATED FAIR     PERCENTAGE
                                                                         HYPOTHETICAL       VALUE AFTER       INCREASE
                                                      FAIR VALUE AT       CHANGE IN        HYPOTHETICAL    (DECREASE) IN
                                                      SEPTEMBER 30,     INTEREST RATE        CHANGE IN      STOCKHOLDERS'
                                                           2005       (BP=BASIS POINTS     INTEREST RATE       EQUITY
                                                      -------------   -----------------   --------------   --------------
                                                                             (DOLLARS IN THOUSANDS)
U.S. Government and government agencies and
   authorities.....................................      $136,108      200 bp increase       $123,990          (1.8)%
                                                                       100 bp increase        130,255          (0.9)
                                                                       100 bp decrease        141,248           0.7
                                                                       200 bp decrease        145,997           1.4
States, municipalities and political subdivisions..       454,617      200 bp increase        398,451          (8.2)
                                                                       100 bp increase        426,163          (4.1)
                                                                       100 bp decrease        484,149           4.3
                                                                       200 bp decrease        515,785           8.9
Corporate bonds and all other......................       137,613      200 bp increase        122,449          (2.2)
                                                         --------      100 bp increase        128,147          (1.4)
                                                                       100 bp decrease        141,072           0.5
                                                                       200 bp decrease        148,431           1.6
Total fixed income securities......................      $728,338      200 bp increase        644,890         (12.2)
                                                         ========      100 bp increase        684,565          (6.4)
                                                                       100 bp decrease        766,469           5.6
                                                                       200 bp decrease        810,213          11.9

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION - Reports on Form 8-K:

July 28, 2005; CNA Surety Corporation Press Release issued on July 28, 2005 (Credit Facility Restructure)

ITEM 6. EXHIBITS

                                                                  EXHIBIT NUMBER
                                                                  --------------
Certification of Chief Executive Officer pursuant to 18 U.S.C.
   1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
   Act of 2002 ..................................................     31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C.
   1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
   Act of 2002 ..................................................     31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C.
   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
   Act of 2002 ..................................................     32.1 *

Certification of Chief Financial Officer pursuant to 18 U.S.C.
   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
   Act of 2002 ..................................................     32.2 *

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

CNA SURETY CORPORATION (Registrant)


/s/ John F. Welch
-------------------------------------
John F. Welch
President and Chief Executive Officer


/s/ John F. Corcoran
-------------------------------------
John F. Corcoran
Senior Vice President and Chief Financial Officer

Date: October 31, 2005

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