Form 10-K
period 2005-12-31
CNA SURETY CORP
filed 2006-02-27
CIK 1044566

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 --------------

                                    FORM 10-K

                                 --------------





[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER: 1-13277


                                 --------------

                             CNA SURETY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




                 DELAWARE                                   36-4144905
      (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION ORGANIZATION)

       CNA CENTER, CHICAGO, ILLINOIS                           60685
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


                                 (312) 822-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)


                                 --------------

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [ ]     No [X].

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]     No [X].

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filers and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]     Accelerated filer [X]     Non-accelerated
                                   filer [ ].

     Indicate by check mark whether the registrant is a shell company (as
defined by Rule 12b-2 of the Exchange Act)  Yes [ ]     No [X].

     The aggregate market value of voting stock held by non-affiliates was $251.8 million based upon the closing price of $15.76 per share on February 17, 2006, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

     At February 17, 2006, 43,404,009 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the CNA Surety Corporation Proxy Statement prepared for the 2006 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----



PART I
 Item 1.     Business.....................................................    2
               General....................................................    2
               Formation of CNA Surety and Merger.........................    2
               Description of Business....................................    2
               Financial Strength Ratings.................................    2
               Product Information........................................    3
               Marketing..................................................    5
               Underwriting...............................................    6
               Competition................................................    6
               Reinsurance................................................    7
               Reserves for Unpaid Losses and Loss Adjustment Expenses....    7
               Claims.....................................................    9
               Environmental Claims.......................................   10
               Regulation.................................................   10
               Investments................................................   11
               Employees..................................................   11
               Availability of SEC Reports................................   11
 Item 1A.    Risk Factors.................................................   12
 Item 1B.    Unresolved Staff Comments....................................   14
 Item 2.     Properties...................................................   14
 Item 3.     Legal Proceedings............................................   15
 Item 4.     Submission of Matters to a Vote of Security Holders..........   15

PART II
 Item 5.     Market for the Registrant's Common Stock, Related Stockholder
             Matters and Issuer Purchases of Equity Securities............   16
 Item 6.     Selected Financial Data......................................   17
 Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   18
 Item 7A.    Quantitative and Qualitative Discussions About Market Risk...   39
 Item 8.     Financial Statements and Supplementary Data..................   42
 Item 9.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................   76
 Item 9A.    Controls and Procedures......................................   76
 Item 9B.    Other Information............................................   76

PART III
 Item 10.    Directors and Executive Officers of the Registrant...........   76
 Item 11.    Executive Compensation.......................................   76
 Item 12.    Security Ownership of Certain Beneficial Owners and
             Management...................................................   76
 Item 13.    Certain Relationships and Related Transactions...............   76
 Item 14.    Principal Accountant Fees and Services.......................   76

PART IV
 Item 15.    Exhibits and Financial Statement Schedules...................   77

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                     PART I.

ITEM 1. BUSINESS

GENERAL

     CNA Surety Corporation ("CNA Surety" or "Company") is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation with Capsure Holdings Corp.'s ("Capsure") insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with approximately an 8.3% market share (based upon 2004 Surety Association of America ("SAA") written premium data). Its wide selection of surety products range from very small commercial bonds to large contract bonds.

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

DESCRIPTION OF BUSINESS

     The Company's corporate objective is to be the leading provider of surety and surety-related products in North America and to be the surety of choice for its customers and independent agents and brokers. CNA Surety's insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 35,000 independent agencies. CNA Surety's insurance subsidiaries are Western Surety, Surety Bonding, and USA. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and CIC, small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; and errors and omissions ("E&O") liability insurance. Western Surety is a licensed insurer in all 50 states, the District of Columbia and Puerto Rico. Surety Bonding is licensed in 28 states and the District of Columbia. USA is licensed in 44 states and the District of Columbia.

FINANCIAL STRENGTH RATINGS

     A.M. BEST COMPANY, INC.

     Western Surety is currently rated A (Excellent) with a stable rating outlook, by A.M. Best Company, Inc. ("A.M. Best"). An A (Excellent) rating is assigned to those companies which A.M. Best believes have an excellent ability to meet their ongoing obligations to policyholders. A (Excellent) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. The rating outlook indicates the potential direction of a company's rating for an intermediate period, generally defined as the next 12 to 36 months. Through inter-company reinsurance and related agreements, CNA Surety's customers have access to CCC's broader underwriting capacity. CCC is currently rated A (Excellent) with a negative outlook by A.M. Best. A.M. Best's letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest.

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

     PRODUCTS AND POLICIES

     Unlike a standard, two-party insurance policy, surety bonds are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the owner/obligee) the fulfillment of some obligation on the part of the principal. The surety is the party who guarantees fulfillment of the principal's obligation to the obligee. In addition, sureties are generally entitled to recover from the principal any losses and expenses paid to third parties. The surety's responsibility is to evaluate the risk and determine if the principal meets the underwriting requirements for the bond. Accordingly, surety bond premiums primarily reflect the type and class of risk and related costs associated with both processing the bond transaction and investigating the applicant including, if necessary, an analysis of the applicant's credit worthiness and ability to perform.

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

     Contract bond guarantee obligations include the following:

          Bid bonds: used by contractors submitting proposals on potential contracts. These bonds guarantee that a contractor will enter into a contract at the amount bid and post the appropriate performance bonds.

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

     The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years (amounts in thousands, except average bond amounts):


                                              GROSS WRITTEN PREMIUMS
                                -------------------------------------------------
                                           % OF             % OF             % OF
                                  2005    TOTAL    2004    TOTAL    2003    TOTAL
                                --------  -----  --------  -----  --------  -----



Contract....................... $248,662   59.6% $221,577   56.9% $208,472   56.1%
Commercial:
  License and permit...........   77,764   18.6    81,502   20.9    83,554   22.5
  Judicial and fiduciary.......   23,142    5.5    22,590    5.8    24,075    6.5
  Public official..............   26,428    6.3    23,911    6.1    21,330    5.7
  Other........................    6,406    1.6     7,890    2.1     4,774    1.3
                                --------  -----  --------  -----  --------  -----
Total commercial...............  133,740   32.0   135,893   34.9   133,733   36.0
Fidelity and other.............   35,128    8.4    31,947    8.2    29,170    7.9
                                --------  -----  --------  -----  --------  -----
                                $417,530  100.0% $389,417  100.0% $371,375  100.0%
                                ========  =====  ========  =====  ========  =====
Domestic....................... $415,520   99.5% $381,655   98.0% $363,290   97.8%
International..................    2,010    0.5     7,762    2.0     8,085    2.2
                                --------  -----  --------  -----  --------  -----
                                $417,530  100.0% $389,417  100.0% $371,375  100.0%
                                ========  =====  ========  =====  ========  =====





                                               NET WRITTEN PREMIUMS
                                -------------------------------------------------
                                           % OF             % OF             % OF
                                  2005    TOTAL    2004    TOTAL    2003    TOTAL
                                --------  -----  --------  -----  --------  -----



Contract....................... $202,798   55.4% $172,274   54.1% $184,449   57.8%
Commercial.....................  128,022   35.0   115,454   36.3   106,899   33.5
Fidelity and other.............   35,128    9.6    30,556    9.6    27,862    8.7
                                --------  -----  --------  -----  --------  -----
                                $365,948  100.0% $318,284  100.0% $319,210  100.0%
                                ========  =====  ========  =====  ========  =====
Domestic....................... $363,940   99.5% $311,620   97.9% $311,125   97.5%
International..................    2,008    0.5     6,664    2.1     8,085    2.5
                                --------  -----  --------  -----  --------  -----
                                $365,948  100.0% $318,284  100.0% $319,210  100.0%
                                ========  =====  ========  =====  ========  =====



                                          DOMESTIC BONDS/POLICIES IN FORCE
                                      ----------------------------------------
                                              % OF          % OF          % OF
                                       2005  TOTAL   2004  TOTAL   2003  TOTAL
                                      -----  -----  -----  -----  -----  -----



Contract.............................    32    1.2%    33    1.4%    36    1.6%
Commercial........................... 1,901   72.4  1,803   73.8  1,723   74.6
Fidelity and other...................   693   26.4    606   24.8    550   23.8
                                      -----  -----  -----  -----  -----  -----
                                      2,626  100.0% 2,442  100.0% 2,310  100.0%
                                      =====  =====  =====  =====  =====  =====





                                                 AVERAGE BOND PENALTY/POLICY
                                                          LIMIT(1)
                                               ------------------------------
                                                  2005       2004      2003
                                               ----------  --------  --------



Contract...................................... $1,011,252  $923,981  $834,798
Commercial.................................... $   14,208  $ 14,673  $ 15,235
Fidelity and other............................ $   20,380  $ 19,245  $ 17,660



--------------

(1) The average bond penalty is a measure of the average limit of liability associated with bonds in force at each reporting period.

     In 2005, no individual agency generated more than 2.3% of aggregate gross written premiums. Approximately $61.4 million, or 14.7%, of gross written premiums were generated from national insurance brokers in 2005 with the single largest national broker production comprising $13.3 million, or 3.2%, of gross written premiums.

MARKETING

     The Company principally markets its products in all 50 states, as well as the District of Columbia and Puerto Rico. Its products are marketed primarily through independent producers, including multi-line agents and brokers such as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CNA Surety enjoys broad national distribution of its products, which are marketed through approximately 35,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. In addition, the Company employs 41 full-time salaried marketing representatives and 5 telemarketing representatives to continually service its vast producer network. Relationships with these independent producers are maintained through the Company's 34 local branch offices.

     The following table sets forth the distribution of the business of CNA Surety, by state based upon gross written premiums in each of the last three years:


                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                       -------------------
                                                        2005   2004   2003
                                                       -----  -----  -----



Gross Written Premiums by State:
  California..........................................  10.4%  10.4%   9.9%
  Texas...............................................   8.7    8.8    9.8
  Florida.............................................   7.4    6.6    6.6
  Illinois............................................   5.2    4.6    4.7
  New York............................................   4.1    4.0    4.6
  Pennsylvania........................................   3.4    3.1    3.0
  Massachusetts.......................................   2.9    2.7    2.7
  Michigan............................................   2.8    2.7    3.0
  Georgia.............................................   2.8    3.0    2.7
  Arizona.............................................   2.6    2.0    1.9
  All Other...........................................  49.7   52.1   51.1
                                                       -----  -----  -----
     Total............................................ 100.0% 100.0% 100.0%
                                                       =====  =====  =====


     Contract Surety

     With respect to standard contract surety, the core target customers for the Company are contractors with less than $50 million in contracted work in progress. This segment is comprised of small contractors (less than $5 million in work in progress), medium contractors ($5-$30 million) and the lower end of the large contractors (greater than $30 million). These small and medium contractors, as a group, represent a significant portion of the United States construction market. The Company's marketing emphasis continues to be on small and medium contractors, however the Company does have exposure to larger contractors. These exposures are measured in terms of bonded backlog which is an indication of the Company's exposure in event of default before indemnification and salvage and subrogation recoveries. At December 31, 2005, the Company has 38 accounts each with a bonded backlog in excess of $100 million. The Company actively monitors both the number of these large accounts and the exposure on each account through a variety of underwriting methods. Some of these accounts are maintained on a "co-surety" or joint insurer basis with other sureties in order to manage aggregate exposure.

     Commercial Surety

     A large portion of the commercial surety market is comprised of small obligations that are routine in nature and require minimal underwriting. Customers are focused principally on prompt and efficient service. These small transactional bonds represent approximately 81% of the Company's commercial gross written premiums and 33% of the Company's total gross written premium.

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

     CNA Surety also maintains a specific underwriting staff in Chicago dedicated to middle market and "Fortune 1000" accounts. The Company's large commercial account business is estimated to represent approximately 19% of the Company's commercial gross written premiums and 8% of the Company's total gross written premium.

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

COMPETITION

     The surety and fidelity market is highly competitive. According to 2004 data from the SAA, the U.S. market aggregates approximately $5.7 billion in direct written premiums, comprised of approximately $4.3 billion in surety premiums and approximately $1.4 billion in fidelity premiums. The 20 largest surety companies account for approximately 78% of the domestic surety market and 95% of the domestic fidelity market. The large diversified insurance companies hold the largest market shares. In 2004, CNA Surety was the second largest surety provider with an 8.3% market share.

     Primary competitors of CNA Surety are approximately 20 national, multi-line companies participating in the surety market throughout the country. Management believes that its principal strengths are diverse product offerings, service and accessibility and long-term relationships with agents and accounts. Competition has increased as a result of ten years of profitable underwriting experience through 1999. This competition has typically manifested itself through reduced premium rates and greater tolerance for relaxation of underwriting standards. Beginning in 2000 and through the end of 2005, the surety industry's underwriting performance began to be impacted by the significant increases in corporate defaults. Although premium rates began firming in 2001, particularly on large accounts due to deteriorating underwriting performance throughout the surety industry, management believes such competition will continue and impact the Company's ability to raise rates further.

REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not ordinarily relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance contracts. The Company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk and establishes allowances for uncollectible amounts when indicated. At December 31, 2005, the Company holds approximately $4.3 million of letters of credit as collateral for reinsurance receivables.

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

     CNA Surety's largest ceded reinsurance recoverable from an affiliate, CCC, an A rated company by A.M. Best, was approximately $53.0 million and $5.4 million at December 31, 2005 and 2004, respectively.

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

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company retains an independent actuarial firm of national standing to perform periodic actuarial analysis of the Company's loss reserves. This analysis is based on a variety of techniques that involve detailed statistical analysis of past reporting, settlement activity, and salvage and subrogation activity, as well as claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience or industry experience. Techniques may vary depending on the type of claim being estimated. While techniques may vary, each employs significant judgments and assumptions. The independent actuarial firm annually provides actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of the Company's insurance subsidiaries.

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

     The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles ("GAAP"), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting practices ("SAP") as of December 31, 2005 (dollars in thousands):




Net reserves at end of year, GAAP basis....................... $ 277,014
Ceded reinsurance, net of salvage and subrogation.............   147,435
                                                               ---------
Gross reserves at end of year, GAAP basis.....................   424,449
Estimated reinsurance recoverable netted against gross
  reserves for SAP............................................  (147,435)
Net reserves on retroactive reinsurance assumed...............    (8,549)
                                                               ---------
Net reserves at end of year, SAP basis........................ $ 268,465
                                                               =========



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


                                                                 AS OF DECEMBER 31,
                        ----------------------------------------------------------------------------------------------------
                          1995      1996      1997      1998      1999      2000       2001       2002      2003      2004
                        --------  --------  --------  --------  --------  --------  ---------  ---------  --------  --------



Gross reserves for
  losses and loss
  adjustment expenses.. $153,843  $142,282  $130,381  $150,020  $157,933  $204,457  $ 315,811  $ 303,433  $413,539  $363,387
Originally reported
  ceded recoverable....    5,932     5,218     7,656     7,986    20,464    70,159    166,318    137,301   158,357   116,831
                        --------  --------  --------  --------  --------  --------  ---------  ---------  --------  --------
Net reserves for losses
  and loss adjustment
  expenses.............  147,911   137,064   122,725   142,034   137,469   134,298    149,493    166,132   255,182   246,556
                        ========  ========  ========  ========  ========  ========  =========  =========  ========  ========
Net paid (cumulative)
  as of:
  One year later.......   42,552     9,866    19,595    32,428    35,825    44,763     64,832     59,567    88,857    65,353
  Two years later......   43,179    20,171    30,775    52,524    47,795    75,825     98,885    100,595   128,607       --
  Three years later....   46,782    25,206    43,999    58,421    73,341    87,011    117,396    115,034       --        --
  Four years later.....   48,960    32,918    47,144    67,451    81,788    93,154    132,891        --        --        --
  Five years later.....   56,891    35,214    51,742    71,352    86,539    99,117        --         --        --        --
  Six years later......   54,724    38,371    54,659    74,462    91,520       --         --         --        --        --
  Seven years later....   57,275    41,058    57,211    77,916       --        --         --         --        --        --
  Eight years later....   59,153    43,525    60,330       --        --        --         --         --        --        --
  Nine years later.....   61,365    44,374       --        --        --        --         --         --        --        --
  Ten years later......   62,225       --        --        --        --        --         --         --        --        --
Net reserves re-
  estimated as of:
  End of initial year..  147,911   137,064   122,725   142,034   137,469   134,298    149,493    166,132   255,182   246,556
  One year later.......  132,267    96,178   118,373   128,949   130,376   139,110    155,673    205,422   254,570   223,223
  Two years later......  103,466    90,796   102,304   114,605   128,134   140,094    182,812    199,865   231,619       --
  Three years later....  101,745    77,086    87,321   110,462   130,280   132,504    169,340    195,191       --        --
  Four years later.....   89,348    62,217    86,271   113,748   122,469   120,051    174,346        --        --        --
  Five years later.....   77,477    60,882    86,320   105,797   110,055   119,471        --         --        --        --
  Six years later......   72,879    61,443    79,029    93,768   109,874       --         --         --        --        --
  Seven years later....   73,428    57,375    69,923    93,447       --        --         --         --        --        --
  Eight years later....   71,844    51,857    69,963       --        --        --         --         --        --        --
  Nine years later.....   68,321    47,656       --        --        --        --         --         --        --        --
  Ten years later......   65,269       --        --        --        --        --         --         --        --        --
                        ========  ========  ========  ========  ========  ========  =========  =========  ========  ========
Total net (deficiency)
  redundancy........... $ 82,642  $ 89,408  $ 52,762  $ 48,587  $ 27,595  $ 14,827  $(24,853)  $(29,059)  $ 23,563  $ 23,333
                        ========  ========  ========  ========  ========  ========  =========  =========  ========  ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original estimate....    55.9%     65.2%     43.0%     34.2%     20.1%     11.0%    (16.6)%    (17.5)%      9.2%      9.5%
                        ========  ========  ========  ========  ========  ========  =========  =========  ========  ========
Net reserves re-
  estimated............ $ 65,269  $ 47,656  $ 69,963  $ 93,447  $109,874  $119,471  $ 174,346  $ 195,191  $231,619  $223,223
Re-estimated ceded
  recoverable..........    3,086     5,317     8,752    13,276    68,853   106,467    121,060    149,395    96,766    94,986
                        --------  --------  --------  --------  --------  --------  ---------  ---------  --------  --------
Gross reserves re-
  estimated............ $ 68,355  $ 52,973  $ 78,715  $106,723  $178,727  $225,938  $ 295,406  $ 344,586  $328,385  $318,209
                        ========  ========  ========  ========  ========  ========  =========  =========  ========  ========


                          AS OF
                        DECEMBER
                           31,
                        --------
                          2005
                        --------



Gross reserves for
  losses and loss
  adjustment expenses.. $424,449
Originally reported
  ceded recoverable....  147,435
                        --------
Net reserves for losses
  and loss adjustment
  expenses.............  277,014
                        ========
Net paid (cumulative)
  as of:
  One year later.......      --
  Two years later......      --
  Three years later....      --
  Four years later.....      --
  Five years later.....      --
  Six years later......      --
  Seven years later....      --
  Eight years later....      --
  Nine years later.....      --
  Ten years later......      --
Net reserves re-
  estimated as of:
  End of initial year..  277,014
  One year later.......      --
  Two years later......      --
  Three years later....      --
  Four years later.....      --
  Five years later.....      --
  Six years later......      --
  Seven years later....      --
  Eight years later....      --
  Nine years later.....      --
  Ten years later......      --
                        ========
Total net (deficiency)
  redundancy........... $    --
                        ========
Cumulative redundancy
  (deficiency) as a
  percentage of
  original estimate....     -- %
                        ========
Net reserves re-
  estimated............
Re-estimated ceded
  recoverable..........
Gross reserves re-
  estimated............



CLAIMS

     Proactive claims management is an important factor for the profitable underwriting of surety and fidelity products. The Company maintains an experienced and dedicated staff of in-house claim specialists. Claim handling for the Company's contract and large commercial account business is performed in Chicago. Claims for the Company's small commercial bonds and the related fidelity bonds and E&O insurance are handled in Sioux Falls. The disposition of claims and other claim-related activity is performed in accordance with established policies, procedures and expense controls designed to minimize loss costs and maximize salvage and subrogation recoveries. Indemnity and subrogation rights exist on a significant portion of the business written, enabling the Company to pursue loss recovery from the principal.

ENVIRONMENTAL CLAIMS

     The Company does not typically bond contractors that specialize in hazardous environmental remediation work. The Company does however provide bonding programs for several accounts that have incidental environmental exposure. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. The Company also provides court and other surety bonds for large corporations wherein the underlying action involves environmental related issues. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights in the completion of a defaulted project or through salvage recovery. The Company estimates its net case incurred losses on known claims of this nature to be $10.3 million as of December 31, 2005.

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

     Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company's stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of the Notes to the Consolidated Financial Statements, Statutory Financial Data. Without prior regulatory approval in 2006, CNA Surety's insurance subsidiaries may pay stockholder dividends of $39.1 million in the aggregate. For the year ended December 31, 2005, CNA Surety received $20.0 million in dividends from its insurance subsidiaries.

     CNA Surety's insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities. During 2005, both the South Dakota Department of Commerce and Regulation-Insurance Division and the Texas Department of Insurance issued their respective reports of examination for the two-year period ended December 31, 2003. These exams were initiated in connection with an examination of the insurance subsidiaries of CNAF undertaken by the Illinois Department of Insurance. The examinations of Western Surety and Surety Bonding were completed on January 21, 2005. The examination of USA was completed on August 3, 2005. The matters noted in these examination reports were largely administrative in nature and are being addressed by management. The matters noted do not have a material impact on the insurance subsidiaries' statutory surplus, nor have they resulted in any fines or penalties to CNA Surety or any of its subsidiaries. The examination report for Western Surety did address the Company's exposure to the large national contractor (discussed later) that had previously been discussed with the regulators. The Company has agreed to provide the regulators with an ongoing update and review of this exposure.

     Certain states in which CNA Surety's insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety's results of operations in 2005.

     Western Surety and Surety Bonding each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. The underwriting limitations of Western Surety and Surety Bonding, based on each insurer's statutory surplus, were $18.5 million and $0.6 million, respectively, for the twelve-month period ended June 30, 2005. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of Western Surety and Surety Bonding are $24.6 million and $0.7 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002, January 1, 2004 and January 1, 2005 on substantially the same terms. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of CCC and its affiliates total $645.7 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

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

EMPLOYEES

     As of December 31, 2005, the Company employed 747 persons. CNA Surety has not experienced any work stoppages. Management of CNA Surety believes its relations with its employees are good.

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

ITEM 1A. RISK FACTORS

     Our business faces many risks. Some of the more significant risks that we face are described below. There may be additional risks that we do not currently perceive to be significant or that we are not currently aware of that may also impact our business. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on our business, results of operations, financial condition or equity.

     In addition, ownership of our common stock may be subject to risks associated with the liquidity of the investment. Approximately 63% of our common stock is owned by affiliates of CNAF. This concentration of ownership may reduce the number of market participants willing to purchase our stock and limit the ability of a minority owner to liquidate their position.

WE MAY DETERMINE THAT OUR LOSS RESERVES ARE INSUFFICIENT TO COVER OUR ESTIMATED ULTIMATE UNPAID LIABILITY FOR CLAIMS AND WE MAY NEED TO INCREASE THEM.

     We maintain loss reserves to cover our estimated ultimate unpaid liability for claims and claim adjustment expenses for reported and unreported claims. Reserves represent our best estimate at a given accounting date. Loss reserves are not an exact calculation of liability but instead are complex estimates derived by us, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant judgment on our part.

     In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review and change our reserve estimates in a regular and ongoing process as experience develops and further claims are reported and settled. If estimated reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against our earnings for the period in which reserves are determined to be insufficient.

SURETY LOSSES AND OUR RESULTS CAN BE VOLATILE.

     In the past, our results have been adversely impacted by a relatively small number of large claims. In addition, our results have been significantly impacted by increases in corporate default rates. These past occurrences illustrate that our loss experience and results can be volatile.

WE HAVE A SIGNIFICANT CONCENTRATION OF EXPOSURE TO CONSTRUCTION FIRMS.

     A significant portion of our business is guaranteeing the performance of construction firms. Therefore, we are exposed to the challenges that the construction industry faces. Over the recent past, the construction industry has enjoyed very strong demand for its services. However, if the construction economy encounters difficulties, we may experience a higher frequency of claims and higher losses.

OUR PREMIUM WRITINGS AND PROFITABILITY ARE IMPACTED BY THE AVAILABILITY AND COST OF REINSURANCE AND OUR REINSURANCE PURCHASING DECISIONS.

     Reinsurance coverage is an important component of our capital structure. Reinsurance allows us to meet certain regulatory restrictions that would otherwise limit the size of bonds that we write and limit the market segments in which we could compete. In addition, reinsurance reduces the potential volatility of earnings and protects our capital by limiting the amount of loss associated with any one bond principal. We have experienced periods where it was difficult for us to buy as much reinsurance as we desired and when reinsurance costs have risen substantially. The availability and cost of reinsurance protection depends on a number of factors such as our loss experience, the surety industry's loss experience, the number of reinsurers willing to provide coverage, and broader economic conditions. If sufficient reinsurance is not available or is too costly or if we purchase insufficient reinsurance, we may need to reduce our premium writings and may be susceptible to higher losses.

WE MAY NOT BE ABLE TO COLLECT AMOUNTS OWED TO US BY REINSURERS.

     Amounts recoverable from reinsurers are reported as receivables in our balance sheets and are estimated in a manner consistent with loss and loss adjustment expense reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. It is possible that future financial deterioration of our reinsurers could result in certain balances becoming uncollectible.

WE RELY UPON AFFILIATED COMPANIES THAT WE DO NOT CONTROL TO CONDUCT CERTAIN ASPECTS OF OUR BUSINESS.

     Due to regulatory restrictions that limit the size of the bonds that our insurance subsidiaries can write, we utilize the capacity of affiliated companies to service some parts of our business. If this capacity is no longer available to us, or no longer satisfies the regulatory requirements, we may need to stop servicing parts of our business.

RATING AGENCIES MAY DOWNGRADE THEIR RATINGS FOR US OR FOR AFFILIATED COMPANIES THAT WE RELY ON TO WRITE BUSINESS. THIS WOULD ADVERSELY AFFECT OUR ABILITY TO WRITE BUSINESS.

     Our customers often refer to the financial strength ratings assigned by A.M. Best, S&P and other similar companies when they are choosing a surety company. Because we use the underwriting capacity of CCC, an affiliate, to serve larger accounts, our financial strength ratings, as well as those of CCC, factor into customers' decisions. After reporting a significant net loss in the third quarter of 2003, our A.M. Best rating was lowered from A+ to A with a negative outlook. CCC also reported a significant net loss in the third quarter of 2003, but A.M. Best affirmed CCC's rating of A with a negative outlook. In the second quarter of 2005, our outlook was raised from negative to stable. However, if our ratings or CCC's ratings are downgraded, we may experience a significant reduction in premium writings.

WE FACE INTENSE COMPETITION.

     All aspects of the insurance industry are highly competitive and we must continuously allocate resources to refine and improve our products and services. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. Although we seek pricing that will result in what we believe are adequate returns on the capital allocated to our business, we may lose business to competitors offering competitive products at lower prices. We compete with a large number of stock and mutual insurance companies and other entities for both distributors and customers. We also compete against providers of substitute products such as letters of credit in certain markets.

DEMAND FOR OUR PRODUCTS IS CREATED BY LAWS THAT COULD BE CHANGED.

     We believe that the vast majority of the demand for our products results from federal, state and local laws that mandate the use of surety bonds. If these laws are loosened or eliminated, our business would be severely impacted.

WE ARE SUBJECT TO CAPITAL ADEQUACY REQUIREMENTS AND, IF WE DO NOT MEET THESE REQUIREMENTS, REGULATORY AGENCIES MAY RESTRICT OR PROHIBIT US FROM OPERATING OUR BUSINESS.

     Insurance companies are subject to risk-based capital standards set by state regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of our statutory capital and surplus reported in our statutory financial statements. Current rules require companies to maintain statutory capital and surplus at a specified minimum level determined using the risk-based capital formula. If we do not meet these minimum requirements, state regulators may restrict or prohibit us from operating our business.

OUR INSURANCE SUBSIDIARIES, UPON WHOM WE DEPEND FOR DIVIDENDS AND ADVANCES IN ORDER TO FUND OUR WORKING CAPITAL NEEDS, ARE LIMITED BY STATE REGULATORS IN THEIR ABILITY TO PAY DIVIDENDS.

     We are a holding company and are dependent upon dividends, advances, loans and other sources of cash from our subsidiaries in order to meet our obligations. Dividend payments, however, must be approved by the subsidiaries' domiciliary state departments of insurance and are generally limited to amounts determined by formula which varies by state. If we are restricted, by regulatory rule or otherwise, from paying or receiving inter-company dividends, we may not be able to fund our working capital needs and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.

SOME OF THE CREDIT EXTENDED TO US REQUIRES ONGOING COMPLIANCE WITH CONDITIONS AND LIMITATIONS REGARDING OUR PROFITABILITY AND FINANCIAL CONDITION.

     We borrow money from banks under a credit facility that requires that we meet certain tests of profitability and financial condition. If we do not meet these tests, we may be required to repay outstanding borrowings. If we are capable of repaying the borrowings, we may experience a reduction in capital strength that may hamper our ability to conduct business. If we are not capable of repaying the borrowings, we would need to look to other sources of capital which may be more expensive or may not be available at all.

OUR INVESTMENT PORTFOLIO MAY SUFFER REDUCED RETURNS OR LOSSES.

     Investment returns are an important part of our overall profitability. General economic conditions, fluctuations in interest rates, and many other factors beyond our control can adversely affect the returns and the overall value of our investment portfolio and our ability to control the timing of the realization of investment income. In addition, any defaults in the payments due to us for our investments, especially with respect to liquid corporate and municipal bonds, could reduce our investment income and realized investment gains or could cause us to incur investment losses. As a result of these factors, we may not realize an adequate return on our investments, may incur losses on sales of our investments and may be required to write down the value of our investments.

WE RELY ON OUR INFORMATION TECHNOLOGY AND TELECOMMUNICATIONS SYSTEMS TO CONDUCT OUR BUSINESS.

     Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     CNA Surety leases its executive offices and its shared branch locations with Continental Casualty Company ("CCC") under the Administrative Services Agreement. CNA Surety currently uses approximately 123,200 square feet and related personal property at 32 branch locations and its home and executive offices (30,360 square feet), in Chicago, Illinois. CNA Surety's annual rent for this space is approximately $2.9 million. CNA Surety may terminate its use of these locations as set forth in the Administrative Services Agreement, without material penalty, by providing CCC with 30 days written notice. In 2006, CNA Surety intends to enter into separate lease or sub-lease agreements with CCC for several of these shared locations.

     CNA Surety leases approximately 81,100 square feet of office space for its primary processing and service center at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2012. The annual rent, which is subject to annual adjustments, was $1.4 million as of December 31, 2005. CNA Surety also leased space for contract and commercial branch offices in Tallahassee, Florida, New York, New York; Troy, Michigan; Roseville,

California; Houston, Texas; and San Juan, Puerto Rico. Annual rent for these offices was $0.5 million with leases terminating in 2006, 2007, 2005, 2007, 2006, and 2006, respectively.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on April 25, 2006, not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Item 4 will appear in the Proxy Statement and is incorporated herein by reference.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") trades on the New York Stock Exchange under the symbol SUR. On February 17, 2006, the last reported sale price for the Common Stock was $15.76 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 2005 and 2004.


                                                            HIGH     LOW
                                                            ----     ---



2005
  1st Quarter............................................. $14.45  $12.42
  2nd Quarter............................................. $15.17  $12.66
  3rd Quarter............................................. $15.34  $12.14
  4th Quarter............................................. $15.56  $12.80
2004
  1st Quarter............................................. $11.50  $ 9.46
  2nd Quarter............................................. $12.93  $ 9.99
  3rd Quarter............................................. $11.05  $ 9.99
  4th Quarter............................................. $13.96  $10.38


     The number of stockholders of record of Common Stock on February 17, 2006, was approximately 2,600.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following financial information has been derived from the Consolidated Financial Statements and Notes thereto.

     The following information presented for CNA Surety is as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.


                                    2005        2004        2003        2002        2001
                                 ----------  ----------  ----------  ----------  ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



Total revenues.................. $  384,082  $  350,789  $  332,576  $  318,487  $  350,471
                                 ==========  ==========  ==========  ==========  ==========
Gross written premiums.......... $  417,530  $  389,417  $  371,375  $  359,892  $  333,003
                                 ==========  ==========  ==========  ==========  ==========
Net written premiums............ $  365,948  $  318,284  $  319,210  $  306,654  $  315,804
                                 ==========  ==========  ==========  ==========  ==========
Net earned premium.............. $  348,361  $  317,857  $  304,449  $  298,319  $  320,910
Net losses and loss adjustment
  expenses......................    127,841      87,356     172,476      94,198      80,836
Net commissions, brokerage and
  other underwriting expenses...    202,521     207,166     190,740     179,827     202,877
Net investment income...........     33,747      30,181      26,301      27,754      29,515
Net realized investment gains
  (losses)......................      1,974       2,751       1,826      (7,586)         46
Interest expense................      3,545       2,260       1,523       1,708       3,925
Amortization of intangible
  assets(2).....................        --          --          --          --        6,097
                                 ----------  ----------  ----------  ----------  ----------
Income (loss) before income
  taxes.........................     50,175      54,007     (32,163)     42,754      56,736
Income tax expense (benefit)....     11,744      14,297     (18,102)     12,635      19,828
                                 ----------  ----------  ----------  ----------  ----------
Net income (loss)............... $   38,431  $   39,710  $  (14,151) $   30,119  $   36,908
                                 ==========  ==========  ==========  ==========  ==========
Basic and diluted earnings
  (loss) per common share....... $     0.89  $     0.92  $    (0.33) $     0.70  $     0.86
                                 ==========  ==========  ==========  ==========  ==========
Loss ratio(1)...................       36.7%       27.5%       56.7%       31.6%       25.2%
Expense ratio...................       58.1        65.2        62.6        60.3        63.2
                                 ----------  ----------  ----------  ----------  ----------
Combined ratio(1)...............       94.8%       92.7%      119.3%       91.9%       88.4%
                                 ==========  ==========  ==========  ==========  ==========
Invested assets and cash........ $  797,914  $  766,387  $  654,072  $  638,204  $  579,657
Intangible assets, net of
  amortization..................    138,785     138,785     138,785     143,785     143,785
Total assets....................  1,262,614   1,174,494   1,169,123   1,093,380   1,061,598
Insurance reserves..............    665,496     589,406     637,607     519,646     516,190
Debt............................     50,589      65,488      50,418      60,816      76,195
Total liabilities...............    786,039     728,123     758,982     672,819     673,170
Stockholders' equity............    476,575     446,371     410,141     420,561     388,428
Book value per share............ $    11.00  $    10.38  $     9.54  $     9.79  $     9.08
Dividends paid per share........ $      --   $      --   $      --   $     0.45  $     0.54


--------------

(1) Includes the effect of recording revisions of prior year reserves. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions were a reduction of $23,333, or 6.7%, for the year ended December 31, 2005, a reduction of $613, or 0.2% for the year ended December 31, 2004, an addition of $39,290, or 12.9%, for the year ended December 31, 2003, an addition of $6,180, or 2.1%, for the year ended December 31, 2002, and an addition of $4,812, or 1.5%, for the year ended December 31, 2001.

(2) As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 concerning the accounting for goodwill and other intangible assets. The adoption of this standard eliminated the Company's amortization of goodwill and intangibles after December 31, 2001 and therefore, increased the Company's reported 2002 net income by $5.7 million, or 13 cents per share, respectively, as compared to the same period in 2001. If the provisions of this standard were applied to prior periods, net income for the year ended December 31, 2001 would have been $42.6 million or $0.99 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of CNA Surety Corporation ("CNA Surety" or "Company") and its subsidiaries' operating results, liquidity and capital resources, and financial condition. The most significant risk and uncertainties impacting the operating performance and financial condition of the Company are discussed in Item 1A, Risk Factors of this Form 10-K. This discussion should be read in conjunction with the Consolidated Financial Statements of CNA Surety and Notes thereto.

CRITICAL ACCOUNTING POLICIES

     Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company's results of operations and financial condition pertain to reserves for unpaid losses and loss adjustment expenses and reinsurance, investments, goodwill and other intangible assets, recognition of premium revenue and the related unearned premium liability, and deferred policy acquisition costs. The Company's accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables, are particularly critical to an assessment of the Company's financial results. These balances are highly subjective and require management's most complex judgments because of the need to make estimates about the effects of matters that are inherently uncertain.

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

     As of any balance sheet date, not all claims have been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported ("IBNR") claims. The following table shows the estimated liability as of December 31, 2005 for unpaid claims applicable to reported claims and to IBNR (dollars in thousands) for each sub-line of business:


                                         GROSS CASE LOSS   GROSS IBNR LOSS  TOTAL GROSS
                                        AND LAE RESERVES  AND LAE RESERVES    RESERVES
                                        ----------------  ----------------  -----------



Contract...............................     $140,251          $117,811        $258,062
Commercial.............................      101,932            52,745         154,677
Fidelity and other.....................        4,356             7,354          11,710
                                            --------          --------        --------
Total..................................     $246,539          $177,910        $424,449
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

     The Company's Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses of $424.4 million and reinsurance receivables related to unpaid losses of $147.4 million at December 31, 2005 compared to estimates of $363.4 million and $116.8 million, respectively, at December 31, 2004.

     At December 31, 2005, the range of reasonable loss reserve estimates, net of reinsurance receivables, calculated by the independent actuarial firm and adopted by management was from $229 million to $325 million. Ranges of reasonable loss reserve estimates are not calculated for the sub-lines of business. Management believes that the range calculated over total reserves provides the most meaningful information due to the importance of correlation of losses between the sub-lines of business related to the impact of general economic conditions. Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings and financial condition. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period such changes are determined to be needed.

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

     Intangible Assets

     CNA Surety's Consolidated Balance Sheet as of December 31, 2005 includes intangible assets of $138.8 million. This amount represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure. The Company performs impairment tests of these intangible assets annually, or more frequently if certain conditions are met.

     A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety's reporting units. Under the relevant standard, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. The Company uses a valuation technique based on discounted cash flows. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of intangible assets over the implied value of intangible assets is recorded as an impairment loss.

     Insurance Premiums

     Insurance premiums are recognized as revenue ratably over the term of the related policies in proportion to the insurance protection provided. Premium revenues are net of amounts ceded to reinsurers. Unearned premiums represent the portion of premiums written, before ceded reinsurance which is shown as an asset, applicable to the unexpired terms of policies in force determined on a pro rata basis.

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

     The Company's investment portfolio is monitored by management through analyses of various factors including unrealized gains and losses on securities, portfolio duration, and exposure to interest rate, market and credit risk. Based on such analyses, the Company may record an other-than-temporary impairment on an investment security in accordance with its policy, or sell a security. Such activities will produce net realized investment gains and losses.

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

COMPARISON OF CNA SURETY ACTUAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

     Analysis of Net Income (Loss)

     The Company had net income of $38.4 million for the year ended December 31, 2005 as compared to $39.7 million for the year ended December 31, 2004, and a net loss of $14.2 million for the year ended December 31, 2003. The decrease in 2005 reflects higher losses in large part due to the establishment of a $60.0 million net loss reserve related to the large national contractor (discussed later), partially offset by increased favorable loss development on prior accident years of $22.7 million. The higher losses were also offset by higher net earned premium, higher net investment income, and lower expenses. The increase in 2004 compared to 2003 reflects the absence of adverse loss development of $39.0 million which occurred during the third quarter of 2003, higher net earned premium and higher net investment income, partially offset by higher expenses.

     Analysis of the components of net income are discussed in the following sections.

     Results of Insurance Operations

     Underwriting components for the Company for the years ended December 31, 2005, 2004 and 2003 are summarized in the following table (dollars in thousands):


                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------
                                                  2005      2004      2003
                                                --------  --------  --------



Gross written premium.......................... $417,530  $389,417  $371,375
                                                ========  ========  ========
Net written premium............................ $365,948  $318,284  $319,210
                                                ========  ========  ========
Net earned premium............................. $348,361  $317,857  $304,449
                                                ========  ========  ========
Net losses and loss adjustment expenses........ $127,841  $ 87,356  $172,476
                                                ========  ========  ========
Net commissions, brokerage and other
  underwriting expenses........................ $202,521  $207,166  $190,740
                                                ========  ========  ========
Loss ratio.....................................     36.7%     27.5%     56.7%
Expense ratio..................................     58.1      65.2      62.6
                                                --------  --------  --------
Combined ratio.................................     94.8%     92.7%    119.3%
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

     Gross written premiums for the years ended December 31, 2005, 2004 and 2003 are shown in the table below (dollars in thousands) for each sub-line of business:


                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------
                                                  2005      2004      2003
                                                --------  --------  --------



Contract....................................... $248,662  $221,577  $208,472
Commercial.....................................  133,740   135,893   133,733
Fidelity and other.............................   35,128    31,947    29,170
                                                --------  --------  --------
                                                $417,530  $389,417  $371,375
                                                ========  ========  ========



     Gross written premiums for the year ended December 31, 2005 increased 7.2% to $417.5 million as compared to 2004. Gross written premiums for contract surety increased 12.2 percent to $248.7 million due to volume growth, some of which is attributed to several competitors exiting the contract surety market. Commercial surety premiums decreased 1.6 percent to $133.7 million as continued strong volume growth in small commercial products was more than offset by declining premium volume on large commercial accounts due to the Company's ongoing efforts to reduce aggregate exposures to large commercial accounts. Fidelity and other products increased 10.0% to $35.1 million, for the year ended December 31, 2005 as compared to the same period in 2004 due primarily to volume growth in related small commercial products.

     Gross written premiums for the year ended December 31, 2004 increased 4.9% to $389.4 million as compared to 2003. Gross written premiums for contract surety increased 6.3% to $221.6 million, due primarily to improving rates on large contract bonds. Commercial surety premiums increased 1.6% to $135.9 million as continued strong volume growth in small commercial products more than offset the volume decline due to the Company's ongoing efforts to reduce aggregate exposures to large commercial accounts. Fidelity and other premiums increased by 7.7% to $31.9 million in 2004 primarily due to the volume growth of related small commercial products.

     Net written premiums for the years ended December 31, 2005, 2004 and 2003 are shown in the table below (dollars in thousands) for each sub-line of business:


                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------
                                                  2005      2004      2003
                                                --------  --------  --------



Contract....................................... $202,798  $172,274  $184,449
Commercial.....................................  128,022   115,454   106,899
Fidelity and other.............................   35,128    30,556    27,862
                                                --------  --------  --------
                                                $365,948  $318,284  $319,210
                                                ========  ========  ========



     For the year ended December 31, 2005, net written premiums increased by $47.7 million to $365.9 million as compared to 2004 reflecting the increase in gross written premiums discussed previously and the reduction in the cost of the Company's 2005 reinsurance program. Ceded written premiums decreased $19.6 million to $51.6 million for the year ended December 31, 2005 compared to the prior year. Net written premiums for contract surety business increased 17.7% to $202.8 million. Net written premiums for commercial surety increased 10.9% to $128.0 million for the year ended December 31, 2005. Significant reductions in exposures to large commercial bonds have caused a greater share of reinsurance protection to be allocated to contract bonds. Fidelity and other products increased 15.0% to $35.1 million for the year 2005 as compared to 2004 reflecting the increase in gross written premiums discussed previously.

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

EXCESS OF LOSS REINSURANCE

     The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. At December 31, 2005, American Re-Insurance Company, Renaissance Reinsurance LTD, XL Reinsurance America, Inc., and Odyssey America Reinsurance Corporation (all rated at least A by A.M. Best) were the four unaffiliated reinsurers from which the Company had its largest reinsurance receivables.

     2004 Third Party Reinsurance Compared to 2003 Third Party Reinsurance

     Effective January 1, 2004, CNA Surety entered into a new excess of loss treaty ("2004 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaced the $45 million excess of $15 million per principal coverage ("2003 Excess of

Loss Treaty"), as well as a $40 million excess of $60 million per principal treaty and a $3 million excess of $12 million treaty that had been provided by CCC. The material differences between the 2004 Excess of Loss Treaty and the 2003 Excess of Loss Treaty were as follows. The annual aggregate coverage increased from $110 million in 2003 to $157 million in 2004. The premium for the 2004 Excess of Loss Treaty was $50.6 million compared to a total of $42.0 million of reinsurance premiums paid in 2003 for the 2003 Excess of Loss Treaty, the $40 million excess of $60 million treaty and the $3 million excess of $12 million treaty. The 2004 Excess of Loss Treaty also provided for somewhat less restrictive special acceptance provisions for larger contract accounts than those contained in the 2003 Excess of Loss Treaty. In addition to the large national contractor (described later) and two commercial principals (excluded based upon class of business), the Company's reinsurers had excluded three other contract principals from the 2003 Excess of Loss Treaty, for a total of six excluded principals. The large national contractor and the two commercial principals remained excluded from the 2004 Excess of Loss Treaty.

     With respect to the three contract principals other than the large national contractor, two contract principals that have completed asset sales and other reorganization efforts were accepted into the 2004 Excess of Loss Treaty. The Company received claims related to the third contract principal in 2003, making it ineligible for inclusion in the 2004 Excess of Loss Treaty.

     2005 Third Party Reinsurance Compared to 2004 Third Party Reinsurance

     Effective January 1, 2005, CNA Surety entered into a new excess of loss treaty ("2005 Excess of Loss Treaty") with a group of third party reinsurers on terms similar to the 2004 Excess of Loss Treaty. Under the 2005 Excess of Loss Treaty, the Company's net retention per principal remained at $10.0 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. The significant differences between the 2005 Excess of Loss Treaty and the Company's 2004 Excess of Loss Treaty are as follows. The annual aggregate coverage increased from $157 million in 2004 to $185 million in 2005. The actual annual premium for the 2005 Excess of Loss Treaty was $41.3 million compared to the actual cost of the 2004 Excess of Loss Treaty of $50.6 million. The 2005 Excess of Loss Treaty provides coverage for one commercial principal that had been excluded from the 2004 Excess of Loss Treaty. The Company no longer has exposure to a second commercial principal that was excluded from the 2004 Excess of Loss Treaty. Only the large national contractor (described later) that was excluded from the 2004 Excess of Loss Treaty remained excluded from the 2005 Excess of Loss Treaty.

     2006 Third Party Reinsurance Compared to 2005 Third Party Reinsurance

     Effective January 1, 2006, CNA Surety entered into a new excess of loss treaty ("2006 Excess of Loss Treaty") with a group of third party reinsurers on terms similar to the 2005 Excess of Loss Treaty. Under the 2006 Excess of Loss Treaty, the Company's net retention per principal remains at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. The material differences between the 2006 Excess of Loss Treaty and the Company's 2005 Excess of Loss Treaty are as follows. The base annual premium for the 2006 Excess of Loss Treaty is $36.9 million compared to the actual cost of the 2005 Excess of Loss Treaty of $41.3 million. The contract includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2006 on bonds that were in force during 2006. Only the large national contractor (described later) that was excluded from the 2005 Excess of Loss Treaty remains excluded from the 2006 Excess of Loss Treaty.

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

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2006 and expires on December 31, 2006; and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2005.

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

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There has not been any adverse reserve development for the period from September 30, 1997 (date of inception) through December 31, 2005.

     The Quota Share Treaty was renewed on January 1, 2004 on substantially the same terms with an expiration date of December 31, 2004; and is annually renewable thereafter. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums and contemplated an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs. Due to lower commissions paid to producers on the business covered by the Quota Share Treaty, the actual override commission paid to CCC and CIC for 2004 was approximately 7%. The Quota Share Treaty was renewed for one year on January 1, 2005 on substantially the same terms except that the ceding commission to CCC and CIC was reduced to 25% in order to provide an approximate 4% override commission to CCC and CIC. The Quota Share Treaty was renewed for one year on January 1, 2006 on substantially the same terms as 2005.

     Through the Stop Loss Contract, the Company's insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2005, the net amount billed and received under the Stop Loss Contract was $45.9 million, which included a return of $9.0 million in 2005 due to a reduction of net loss ratios for years covered by the contract.

     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2004 to December 31, 2004 providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. The Company and CCC entered into a new contract covering the large national contractor effective January 1, 2005 to December 31, 2005 on the same terms as the 2004 contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which is from January 1, 2005 to December 31, 2005. As of December 31, 2005, the Company has ceded $50.0 million under the terms of this contract. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, expiring December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor.

     The Company and CCC entered into a $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract was $6.0 million plus an additional premium if a loss was ceded under this contract. Effective January 1, 2005, the Company and CCC entered into a new $50 million excess of $100 million contract in force through December 31, 2005. The premium for this contract was $4.8 million plus an additional premium of $14.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to exclude coverage for the large national contractor, to reduce the premium to $3.0 million, and to reduce the additional premium to $7.0 million. As of December 31, 2005, no losses have been ceded under this contract, which has not been renewed for 2006.

     As of December 31, 2005 and December 31, 2004, CNA Surety had an insurance receivable balance from CCC and CIC of $61.0 million and $16.4 million, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2005 and December 31, 2004.

     Large National Contractor

     The Company has provided significant surety bond protection guaranteeing projects undertaken by the large national contract principal that is excluded from the Company's third party reinsurance. As previously described, during the second quarter of 2005, the Company and CCC executed amendments to the reinsurance treaties that provide reinsurance protection for losses associated with the large national contractor. Coverage for all losses in excess of an aggregate $60.0 million is now provided under one treaty. Credit extended to the principal by affiliates of the Company is described below.

     CNAF Credit Facility

     Commencing in 2003, CNAF provided loans through a credit facility in order to help the large national contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety. In December of 2004, the credit facility was amended to increase the maximum available loans to $106.0 million from $86.0 million at December 31, 2003. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126.0 million. As of December 31, 2005 and 2004, respectively, $132.0 million (including accrued interest) and $99.0 million had been advanced under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $40.0 million and $29.0 million of the loans outstanding as of December 31, 2005 and 2004, respectively, and has agreed to a participation of one-third of any additional loans which may be made above the original $86.0 million credit facility limit up to the $126.0 million maximum available line.

     Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13.0 million.

     The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNAF recorded an impairment charge of $56.0 million pre-tax ($36.0 million after-tax) for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the credit facility and future impairment charges with respect to amounts loaned under the credit facility, and an additional pre-tax impairment charge of $13.0 million ($9.0 million after-tax) during the first quarter of 2005.

     Representatives from the Company and CNAF met with senior management of the national contractor in June of 2005 to review their actual cash flow through that date, as well as expected future cash flow. As a result of the discussions with the contractor and after consideration of the contractor's overall performance to date under the restructuring plan, CNAF made a decision not to provide additional liquidity to the national contractor beyond amounts currently available under the existing facility. In addition, during the second quarter of 2005, CNAF recorded an additional impairment charge of $21.0 million pre-tax ($13.0 million after-tax) to fully impair the loan.

     Establishment of Surety Loss Reserve

     The June 2005 discussions with the large national contractor revealed significant deterioration of the contractor's operations and cash flow. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, the Company determined that the large national contractor will likely be unable to meet its obligations that are covered under the surety bonds. Accordingly, in the second quarter of 2005, the Company established a $40.0 million loss reserve based on an initial estimate of loss. In the third quarter of 2005, the Company began a re-evaluation of the contractor's current restructuring efforts. Through this re-evaluation that was completed in the fourth quarter, the Company determined that there had been further deterioration of the contractor's actual and projected cash flows. As a result, the Company increased its gross loss reserves for this account by $70.0 million in the fourth quarter of 2005. After applying expected reinsurance recoveries from CCC, the Company's net incurred loss is $60.0 million, which is the Company's maximum exposure, net of reinsurance, on this account. As of December 31, 2005, the Company has paid approximately $26.0 million of losses to settle outstanding bonded obligations of the contractor.

     The Company intends to continue to provide limited surety bonds on behalf of the contractor to support the continuing restructuring efforts. However, existing reinsurance agreements limit the Company's net loss exposure to the $60.0 million that has already been recorded. The Company estimates that possible additional losses, net of indemnification and subrogation recoveries but before recoveries under reinsurance contracts to be approximately $90.0 million pre-tax.

     The Company has had discussions with its insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to keep the insurance regulators informed of its ongoing gross exposure to this account.

     Net Loss Ratio

     The loss ratios for the years ended December 31, 2005, 2004 and 2003 were 36.7%, 27.5% and 56.7%, respectively. The loss ratios reflect $23.3 million and $0.6 million of net favorable loss reserve development for the years ended December 31, 2005 and 2004, respectively, and $39.3 million in net unfavorable loss reserve development for the year ended December 31, 2003.

     The higher loss ratio in 2005 compared to 2004 reflects the net reserve increase of $60.0 million related to the large national contractor discussed earlier, which added approximately 17 percentage points to this ratio. This was partially offset by increased favorable development from prior accident years and an increase in net earned premium that resulted from the reduction in the cost of the Company's 2005 reinsurance program.

     The improvement in the loss ratio from 2003 to 2004 is primarily due to the absence of both the adverse development on prior accident years that was recorded in 2003 and other large losses related to accident year 2003. Past changes in the Company's business mix and reinsurance program along with increased corporate default rates were the primary drivers of the need to substantially increase reserve levels in 2003. Beginning in the late 1990's, the Company began writing more bonds for large corporate clients. Shortly thereafter, corporate default rates increased dramatically. These exposures proved to be more volatile than the Company's more traditional contract and small commercial surety products, and began resulting in a higher frequency of severe losses. As a result, the Company's reinsurers significantly increased rates, reduced the amount of coverage available to the Company and excluded certain accounts from the reinsurance program. For 2002, the Company's per principal retention increased from $5.0 million to $20.0 million. Although the Company reduced its per principal retention to $15.0 million for 2003, these higher retentions, at a time of continuing higher frequency of severe losses, further increased the volatility of results.

     Reported claim activity improved dramatically in 2004 and continued at lower levels through 2005. Management believes that this is a result of ongoing efforts to reduce its exposures to large corporate clients, continued underwriting discipline in its traditional contract and small commercial products and a reduction in corporate default rates. In 2005, the Company was able to achieve favorable settlements on several large claims that resulted in claim payments that were substantially less than had been previously expected. Two of these favorable settlements were on cases that were part of the adverse loss development recorded in 2003 that is discussed below. In one of these cases, the Company's negotiating position turned out to be stronger than expected. In the other case, the Company was able to negotiate a settlement that included significant recoveries that were not previously expected. In addition, the Company was able to reduce reserves on several large open claims based on new information that emerged in 2005. The independent actuarial review conducted in 2005 confirmed that the favorable claim settlements, the lower reserves on open claims and the reduced level of new claim activity had resulted in a reserve redundancy. Accordingly, the Company recorded favorable loss development of $23.3 million in 2005, primarily for accident years 2002 and 2003.

     The favorable loss development recorded in 2004 for prior accident years resulted from loss adjustment expense payments related to prior years that were lower than previously expected. The adverse development on prior accident years that occurred in 2003 was directly related to a significant increase in large claim activity. Management concluded that this claim activity exceeded the assumptions regarding the frequency of severe losses used in determining the then existing reserves. First, additional contract bond claims were received during the third quarter of 2003 on a contractor that had filed for bankruptcy in February, 2003. Upon review and verification of these new claims, the existing case reserve was increased by $7.2 million, net of applicable reinsurance. Second, a demand was made during the third quarter of 2003 against a $45 million insurance program bond issued on behalf of a national trucking concern that had entered bankruptcy. This demand was in contradiction of previous information provided by the obligee on the bond. Based on this new information, management reserved the full remaining limits on this bond which resulted in $15.0 million of net adverse development after the application of available reinsurance. Third, claims were also received in the third quarter of 2003 on worker's compensation self insurance bonds written between 1975 and 1986 on behalf of two principals. After verifying coverage and obtaining supporting actuarial information on the underlying workers' compensation claims, the Company increased the case reserves on these bonds by $8.4 million, net of applicable reinsurance. Fourth, after receiving a demand on another insurance program bond in the third quarter of 2003, management identified an outstanding insurance program bond written on behalf of a contractor now in bankruptcy. Based on recent experience with this type of bond, which typically has few defenses available to the surety, and in particular with the obligee on this bond, management recorded a loss provision on this bond of $6.0 million. Finally, management determined that the case reserve on a particular claim was insufficient due to the amount of legal fees that the Company was incurring on the case. Based on their estimate of future legal expenses, management increased the reserve on this bond by $3.0 million.

     In addition to the net unfavorable loss reserve development, the higher net loss ratio in 2003 primarily relates to net reserve additions of approximately $49.0 million for the 2003 accident year due to material adverse loss severity on the Company's branch commercial and contract business. The net additions to reserves for the 2003 accident year resulted from three large contract bond claims totaling $28.0 million incurred in 2003, an approximately $15.0 million net loss on an insurance program bond for a now bankrupt large commercial account, and changes in estimates of large losses resulting from this significant adverse claim activity.

     The surety business assumed from CCC and CIC is subject to the Stop Loss Contract between CCC and the Company that limits the Company's accident year net loss ratio on this business to 24% for accident years 1997 (October 1, 1997 to December 31, 1997), 1998, 1999 and 2000. The Company recorded a reduction in estimated recoveries from CCC of $9.0 million in 2005, and estimated reinsurance recoveries from CCC of $29.9 in 2003, $2.5 million in 2002, $16.6 million in 2001 and $5.8 million in 2000 under this contract. As of December 31, 2005, there were no unpaid balances related to amounts due under the Stop Loss Contract.

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation ("Enron") subsidiaries. The penal sums of the three bonds totaled approximately $78.0 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of December 31, 2005, the Company billed a total of $37.1 million to its reinsurers. All nine reinsurers responsible for payment of the treaty proceeds either have paid their portions of the claim or paid the Company to commute the entire reinsurance treaty under which the Enron claim was made.

     Exposure Management

     As the foregoing results indicate, the Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has enacted various exposure management initiatives, particularly to reduce its risks on large commercial accounts. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, by 33.0% in 2005 on large commercial accounts, which are defined as accounts with exposures in excess of $10.0 million:


                                        NUMBER OF
                                        ACCOUNTS
                                          AS OF
                                        DECEMBER            TOTAL EXPOSURE
                                           31,            AS OF DECEMBER 31,
                                       ----------  -------------------------------
COMMERCIAL ACCOUNT EXPOSURE            2005  2004    2005      2004    % REDUCTION
---------------------------            ----  ----  --------  --------  -----------
                                                  (DOLLARS IN MILLIONS)



$100 million and larger...............   2     2   $  246.6  $  256.4       3.8%
$50 to $100 million...................   2     7      137.6     468.1      70.6%
$25 to $50 million....................   9    11      307.7     401.0      23.3%
$10 to $25 million....................  32    39      445.6     572.5      22.2%
                                        --    --   --------  --------
Total.................................  45    59   $1,137.5  $1,698.0      33.0%
                                        ==    ==   ========  ========



     With respect to contract surety, the Company's portfolio is predominantly comprised of contractors with bonded backlog of less than $30.0 million. Bonded backlog is a measure of the Company's exposure in the event of default before indemnification, salvage and subrogation recoveries. The Company does have a number of accounts with higher bonded backlogs. For example, the Company has 38 accounts each with a bonded backlog in excess of $100.0 million.

     The Company manages its exposure to any one contract credit and aggressively looks for co-surety, shared accounts and other means to support or reduce larger exposures. Reinsurance, indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that substantially reduce CNA Surety's exposure to loss.

     Expense Ratio

     The expense ratio decreased to 58.1% for 2005 as compared to 65.2% for 2004. The decrease in the expense ratio for 2005 primarily reflects higher net earned premium resulting from lower reinsurance costs, the impacts of cost reduction initiatives that began in the first quarter of 2004, and the absence of expenses associated with the increased accrual for policyholder dividends discussed below. These changes decreased the expense ratio by 2.7, 2.9, and 1.5 percentage points, respectively. Ceded earned premium decreased by $15.5 million in 2005 as compared to 2004. Operating expenses decreased 2.2% for 2005 primarily due to the impacts of cost reduction initiatives that began in the first quarter of 2004 and the absence of expenses associated with the increased accrual for policyholder dividends.

     The expense ratio increased to 65.2% for 2004 as compared to 62.6% for 2003. The increase in the expense ratio for 2004 primarily reflects the impact of higher reinsurance costs on net earned premiums and higher operating expenses. Ceded earned premium increased by $10.5 million in 2004, primarily due to the Company's decision to reduce its per principal retention from $15 million in 2003 to $10 million in 2004. The higher ceded earned premium increased the 2004 expense ratio by 2.1 percentage points. Operating expenses increased 8.6% for 2004 primarily due to a 6.6% increase in gross earned premium. 2004 operating expenses were impacted by a $4.9 million increase to the accrual for policyholder dividends. This increase added approximately 1.5 percentage points to the

2004 expense ratio. The Company streamlined its field office structure during 2004 in order to add consistency to operations and to reduce expenses. No significant expense impact occurred in 2004 due to severance costs associated with this effort.

     Investment Income

     For 2005, net investment income was $33.7 million compared to net investment income for 2004 and 2003 of $30.2 million and $26.3 million, respectively. The annualized pre-tax yield was 4.4%, 4.5% and 4.4% for 2005, 2004 and 2003, respectively. The annualized after-tax yield was 3.7%, 3.7% and 3.6% for 2005, 2004 and 2003, respectively. The increase in investment income for 2005 is attributable to higher overall invested assets resulting primarily from significant cash flow from operations.

     Realized Investment Gains and Losses

     Net realized investment gains were $2.0 million, $2.8 million and $1.8 million for 2005, 2004 and 2003, respectively. The net realized investment gains in 2005 resulted primarily from the Company's sale of its interest in De Montfort Group, Ltd in the first quarter of 2005. The net realized investment gains realized in 2004 and 2003 resulted from opportunities to sell securities that the Company believed would maximize the total return on its portfolio.

     The following summarizes net realized investment gains for the years ended December 31, 2005, 2004, and 2003:


                                                      YEARS ENDED DECEMBER
                                                               31,
                                                     ----------------------
                                                      2005    2004    2003
                                                     ------  ------  ------



Gross realized investment gains..................... $2,302  $2,765  $2,368
Gross realized investment losses....................   (328)    (14)   (542)
                                                     ------  ------  ------
Net realized investment gains....................... $1,974  $2,751  $1,826
                                                     ======  ======  ======



     Interest Expense

     Interest expense increased $1.3 million, or 56.9%, for 2005 compared to 2004, primarily due to higher interest rates on debt outstanding. The weighted average interest rate for 2005 was 5.5% compared to 3.6% and 2.4% for the periods ended December 31, 2004 and 2003, respectively. Interest expense increased $0.7 million, or 48.4%, for 2004 compared to the same period in 2003, due primarily to higher outstanding debt levels and higher interest rates associated with the debt outstanding. Average debt outstanding was $61.2 million in 2005 compared to $60.9 million and $55.6 million in 2004 and 2003, respectively.

     Income Taxes

     The Company's income tax expense was $11.7 million for 2005 and $14.3 million for 2004, compared to an income tax benefit of $18.0 million for 2003. The effective income tax rates were 23.4%, 26.5% and (56.0)% for 2005, 2004 and 2003, respectively. The effective tax rates are primarily impacted by the Company's significant investments in tax-exempt securities. The impact of tax-exempt securities on taxable income was $16.3 million, $14.4 million, and $13.7 million for 2005, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     It is anticipated that the liquidity requirements of CNA Surety will be met primarily by funds generated from operations. The principal sources of operating cash flows are premiums, investment income, recoveries under reinsurance contracts and sales and maturities of investments. CNA Surety also may generate funds from additional borrowings under the credit facility described below. The primary cash flow uses are payments for claims, operating expenses, federal income taxes and debt service, as well as dividends to CNA Surety stockholders. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

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

     The Company might also access available or new credit facilities to meet cash needs. This would increase interest expense by increasing the amount of debt outstanding and potentially increasing the interest rate on previously outstanding debt. The Company currently has $30.0 million of borrowing capacity on existing facilities. The Company's ability to enter into new facilities is limited by covenants in the existing facility.

     At December 31, 2005, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $721.3 million of fixed income securities, $48.4 million of short-term investments, $1.0 million of other investments and $4.3 million of cash. At December 31, 2004, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $722.0 million of fixed income securities, $22.7 million of short-term investments, $1.1 million of other investments and $5.6 million of cash.

     During the fourth quarter of 2004, the Company reached agreement with the claimant on a bond regarding certain aspects of the claim resolution. The bond was originally written by an affiliate and assumed by one of the Company's insurance subsidiaries pursuant to the Quota Share Treaty. As part of this agreement, the Company deposited $32.7 million with the affiliate in 2005 to enable the affiliate to establish a trust to fund future payments under the bond. This deposit is included on the Company's Consolidated Balance Sheets as "Deposit with affiliated ceding company". This claim was previously fully reserved. The Company is entitled to the interest income earned by the trust.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At December 31, 2005, the parent company's invested assets consisted of $1.0 million of fixed income securities, $1.3 million of equity securities, $16.6 million of short-term investments and $2.6 million of cash. At December 31, 2004, the parent company's invested assets consisted of $6.4 million of fixed income securities, $1.2 million of equity securities, $5.8 million of short-term investments and $1.8 million of cash. As of December 31, 2005 and December 31, 2004, parent company short-term investments and cash included $6.6 million and $5.1 million, respectively, of restricted cash primarily related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

     The Company's consolidated net cash flow provided by operating activities was $70.0 million, $108.0 million and $25.2 million for 2005, 2004 and 2003, respectively. The decrease in net cash flow provided by operating activities in 2005 primarily relates to the deposit with the affiliated ceding company discussed earlier and higher loss payments. The increase in net cash flow provided by operating activities in 2004 primarily relates to higher premiums received, lower loss payments, receipts from reinsurers and an income tax refund related to the operating loss of 2003.

     On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2005 Credit Facility"). The 2005 Credit Facility provides an aggregate of up to $50.0 million in borrowings under a revolving credit facility. The 2005 Credit Facility matures on June 30, 2008. In November of 2005, the Company reduced outstanding borrowings by $10.0 million to $20.0 million. No other debt matures in the next five years.

     The term of borrowings under the 2005 Credit Facility may be fixed, at the Company's option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on the Company's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin was 1.25% at

December 31, 2005. As of December 31, 2005, the weighted average interest rate on the 2005 Credit Facility was 5.69% on the $20.0 million of outstanding borrowings.

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

     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Co. for each of the Company's insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the period ended December 31, 2005.

     Due to the net loss reported in the quarter ended June 30, 2005, the Company did not meet the minimum fixed charge coverage ratio of 2.5 times as of June 30, 2005 as required by the 2002 Credit Facility. This issue was resolved as a result of the replacement of the 2002 Credit Facility with the 2005 Credit Facility.

     In May of 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a 30-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (the "Issuer Trust"). The Company's investment of $0.9 million in the Issuer Trust is carried at cost in "Other assets" in the Company's Consolidated Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is $75.0 million, consisting of annual dividend payments of $1.5 million over 30 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of December 31, 2005 the interest rate on the junior subordinated debenture was 7.71%.

     A summary of the Company's commitments as of December 31, 2005 is presented in the following table:

                                   COMMITMENTS


DECEMBER 31, 2005            2006    2007    2008   2009   2010  THEREAFTER   TOTAL
-----------------           ------  ------  -----  -----  -----  ----------  ------
                                                 (IN MILLIONS)



Debt....................... $  3.5  $  3.5  $23.1  $ 2.4  $ 2.4    $ 86.7    $121.6
Operating leases...........    1.9     1.8    1.6    1.6    1.6       2.3      10.8
Loss and loss adjustment
  expense reserves.........  178.3   159.8   39.2    8.6    7.8      30.7     424.4
Other long-term
  liabilities(a)...........    0.4     0.4    0.5    0.5    0.6       5.7       8.1
                            ------  ------  -----  -----  -----    ------    ------
Total...................... $184.1  $165.5  $64.4  $13.1  $12.4    $125.4    $564.9
                            ======  ======  =====  =====  =====    ======    ======




-----------

(a)   reflects unfunded post-retirement benefit plan payments

     As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay operating expenses and meet debt service requirements, as well as to pay cash dividends. The payment of dividends by the insurance subsidiaries is subject to varying degrees of supervision by the insurance regulatory authorities in South Dakota and Texas. In South Dakota, where Western Surety and Surety Bonding are domiciled, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. In Texas, where USA is domiciled, an insurance company may only declare or pay dividends to stockholders from the insurer's earned surplus. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer's surplus to policyholders or (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the appropriate insurance department prior to payment.

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2006 is based on statutory surplus and income at and for the year ended December 31, 2005. Without prior regulatory approval in 2006, CNA Surety's insurance subsidiaries may pay to CNA Surety dividends of $39.1 million in the aggregate. CNA Surety received dividends of $20.0 million from its insurance subsidiaries during 2005 and no dividends from its insurance subsidiaries during 2004. CNA Surety received $1.5 million in dividends from its non-insurance subsidiaries during 2005, including $0.5 million in cash. CNA Surety received no dividends from its non-insurance subsidiaries during 2004.

     Combined statutory surplus totaled $275.2 million at December 31, 2005, resulting in a net written premium to statutory surplus ratio of 1.3 to 1.0. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2006 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $145.0 million at Western Surety. At December 31, 2005, Western Surety's statutory surplus was $275.2 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

     In accordance with the provisions of inter-company tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Inter-company tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service ("IRS"). CNA Surety received tax-sharing payments of $11.8 million from its subsidiaries for 2005 and $10.9 million for 2004.

     Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of Western Surety and Surety Bonding are $24.6 million and $0.7 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002 and on January 1, 2004 and January 1, 2005 on substantially the same terms. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of CCC and its affiliates total $645.7 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

     Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present capital needs.

FINANCIAL CONDITION

     Investment Portfolio

     The following table summarizes the distribution of the Company's fixed income and equity portfolios at estimated fair values as of December 31, 2005 and 2004 (dollars in thousands):


                                          DECEMBER 31,         DECEMBER 31,
                                              2005                 2004
                                            ESTIMATED    % OF    ESTIMATED    % OF
                                           FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                          ------------  -----  ------------  -----



Fixed income securities:
U.S. Treasury securities and obligations
  of U.S. Government and agencies:
  U.S. Treasury..........................   $ 15,452      2.1%   $ 56,034      7.7%
  U.S. Agencies..........................     39,905      5.5       4,557      0.6
  Collateralized mortgage obligations....     18,905      2.6      18,745      2.6
  Mortgage pass-through securities.......     44,594      6.2      56,772      7.8
Obligations of states and political
  subdivisions...........................    477,084     65.9     454,617     62.3
Corporate bonds..........................     70,346      9.7      99,069     13.6
Non-agency collateralized mortgage
  obligations............................     21,510      3.0       2,081      0.3
Other asset-backed securities:
  Second mortgages/home equity loans.....     25,764      3.6      21,114      2.8
  Credit card receivables................        --       --          867      0.1
  Other..................................      5,591      0.8       8,185      1.1
Redeemable preferred stock...............      3,128      0.4       6,297      0.9
                                            --------    -----    --------    -----
Total fixed income securities............    722,279     99.8%    728,338     99.8%
Equity securities........................      1,306      0.2       1,198      0.2
                                            --------    -----    --------    -----
Total....................................   $723,585    100.0%   $729,536    100.0%
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

     The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety by investment category, were as follows (dollars in thousands):


                                                          GROSS UNREALIZED
                                                               LOSSES
                                               GROSS    --------------------
                            AMORTIZED COST  UNREALIZED  LESS THAN  MORE THAN  ESTIMATED FAIR
DECEMBER 31, 2005               OR COST        GAINS    12 MONTHS  12 MONTHS       VALUE
-----------------           --------------  ----------  ---------  ---------  --------------



Fixed income securities:
U.S. Treasury securities
  and obligations of U.S.
  Government and agencies:
  U.S. Treasury............    $ 15,637       $   --     $   (32)   $  (153)     $ 15,452
  U.S. Agencies............      40,055           131       (195)       (86)       39,905
  Collateralized mortgage
     obligations...........      18,696           432       (223)       --         18,905
  Mortgage pass-through
     securities............      45,607            87       (647)      (453)       44,594
Obligations of states and
  political subdivisions...     464,417        14,424     (1,282)      (475)      477,084
Corporate bonds............      69,626         1,885     (1,152)       (13)       70,346
Non-agency collateralized
  mortgage obligations.....      22,200           --        (690)       --         21,510
Other asset-backed
  securities:
  Second mortgages/home
     equity loans..........      25,924            21       (181)       --         25,764
  Other....................       5,613            93       (115)       --          5,591
Redeemable preferred
  stock....................       3,000           128        --         --          3,128
                               --------       -------    -------    -------      --------
Total fixed income
  securities...............     710,775        17,201     (4,517)    (1,180)      722,279
Equity securities..........       1,201           105        --         --          1,306
                               --------       -------    -------    -------      --------
  Total....................    $711,976       $17,306    $(4,517)   $(1,180)     $723,585
                               ========       =======    =======    =======      ========



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

     The following table sets forth the ratings assigned by S&P or Moody's Investor Services, Inc. ("Moody's") of the fixed income securities portfolio of the Company as of December 31, 2005 and 2004 (dollars in thousands):


                                                  2005                    2004
                                         ----------------------  ----------------------
CREDIT RATING                            FAIR VALUE  % OF TOTAL  FAIR VALUE  % OF TOTAL
-------------                            ----------  ----------  ----------  ----------



AAA/Aaa.................................  $557,883       77.2%    $508,309       69.8%
AA/Aa...................................    97,565       13.5      109,736       15.1
A/Aa....................................    49,346        6.8       62,342        8.6
BBB/Baa.................................    16,485        2.3       39,640        5.4
Not Rated...............................     1,000        0.2        8,311        1.1
                                          --------      -----     --------      -----
Total...................................  $722,279      100.0%    $728,338      100.0%
                                          ========      =====     ========      =====



     As of December 31, 2005 and 2004, 99% of the Company's fixed income securities were considered investment grade by S&P or Moody's and 91% and 85% were rated at least "AA" by those agencies for 2005 and 2004, respectively. The Company's investments in fixed income securities do not contain any industry concentration of credit risk.

     As of December 31, 2005, municipal securities from the State of Michigan, the State of Florida, the State of Pennsylvania, the State of Texas, and the State of Washington, and each state's related political subdivisions each represent 4.3%, 4.1%, 3.9%, 3.7%, and 3.5% respectively, of the estimated fair value of the Company's fixed income securities. Municipal securities from each other state individually represent less than 3.4% of the Company's fixed income portfolio.

     The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2005 in relation to the total of all fixed maturity securities by contractual maturities:


                                                           % OF      % OF
                                                          MARKET  UNREALIZED
CONTRACTUAL MATURITY                                       VALUE     LOSS
--------------------                                      ------  ----------



Due in one year or less..................................     1%      -- %
Due after one year through five years....................    16        13
Due after five years through ten years...................    33        35
Due after ten years......................................    18        11
Asset-backed securities..................................    32        41
                                                            ---       ---
Total....................................................   100%      100%
                                                            ===       ===



     The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2005 and 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):


                                        DECEMBER 31, 2005            DECEMBER 31, 2004
                                   ---------------------------  ---------------------------
                                    ESTIMATED       GROSS        ESTIMATED       GROSS
UNREALIZED LOSS AGING              FAIR VALUE  UNREALIZED LOSS  FAIR VALUE  UNREALIZED LOSS
---------------------              ----------  ---------------  ----------  ---------------



Fixed income securities:
Investment grade:
0-6 months........................  $224,117        $3,468       $ 69,500        $  338
7-12 months.......................    32,630         1,049         37,901           547
13-24 months......................    32,429         1,105          5,484           138
Greater than 24 months............     1,089            75            --            --
                                    --------        ------       --------        ------
Total investment grade............  $290,265        $5,697       $112,885        $1,023
                                    ========        ======       ========        ======



     A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. The Company follows a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. The Company has established a watch list that is reviewed by the Chief Financial Officer and one other executive officer on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition and near-term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.

     When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the issuer's financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

     The decision to record an impairment loss incorporates both quantitative criteria and qualitative information. The Company considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near-term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

     For securities for which an impairment loss has been recorded, the security is written down to fair value and the resulting losses are recognized in net realized gains/losses in the Consolidated Statements of Income.

     As of December 31, 2005, 93 separate securities held by the Company were in an unrealized loss position. The Company believes that 92 of these securities are in this position because of changes in interest rates. Of these 92 securities, 67 were rated "AAA" by S&P and "Aaa" by Moody's. Only one of these 92 securities was in a loss position that exceeded 5% of its book value.

     The remaining security that was in a loss position was issued by the financing subsidiary of a large domestic automaker. The security was in a loss position of approximately 13% of its book value and was rated below investment grade by S&P and investment grade by Moody's. The Company believes that the financial condition and near-term prospects of the issuer are strong, and expects that the unrealized loss will reverse. The Company intends and believes it has the ability to hold this investment until the expected recovery in value, which may be until maturity.

     Based on the foregoing information, the Company believes there are no other-than-temporary impairments at December 31, 2005. No other-than-temporary impairments were recorded for 2004 or 2003.

     Risk Based Capital ("RBC") and Other Regulatory Ratios

     The National Association of Insurance Commissioners ("NAIC") has promulgated RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on behalf of a company or regulators. As of December 31, 2005, each of CNA Surety's insurance subsidiaries had a Ratio that was in compliance with minimum RBC requirements.

     CNA Surety's insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer generally should not exceed 3 to 1. On December 31, 2005, Western Surety and its insurance subsidiaries had a combined statutory surplus of $275.2 million and a net written premiums to surplus ratio of 1.3 to 1. On December 31, 2004, CNA Surety had a combined statutory surplus of $252.4 million and a net written premium to surplus ratio of 1.3 to 1. The Company believes that each insurance company's statutory surplus is sufficient to support its current and anticipated premium levels.

     The NAIC has also developed a rating system, the Insurance Regulatory Information System ("IRIS"), primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of twelve financial ratios that address various aspects of each insurer's financial condition and stability. In 2005 and 2004, most of the ratios for Western Surety, USA and Surety Bonding were within the "usual" ranges as defined by the NAIC, except as noted. For 2005, the Investment Yield for each of the insurance companies was outside the usual range due to a concentration of short-term and tax-exempt investments. This concentration of short-term and tax-exempt investments also caused Western Surety's Investment Yield to be outside of the usual range for 2004. Also for 2004, Western Surety's Two Year Reserve Development to Policyholders' Surplus result was outside the usual range due to adverse claim development in the third quarter of 2003.

IMPACT OF PENDING ACCOUNTING STANDARDS

     In December of 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123R"), that amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), as originally issued in May of 1995. SFAS

123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply this standard using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants, modifies, repurchases or cancels after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 1994) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. The Company plans to use the modified prospective transition method. SFAS 123R is effective for the Company January 1, 2006. The above pro forma disclosure of the effect of SFAS 123 on results generally reflects the expected impact of adoption of SFAS 123R on the Company, which is not expected to have a material impact on the results of operations and/or equity of the Company.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Correction". This standard is a replacement of Accounting Policy Board Opinion No. 20 and FASB Standard No. 3. Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines. This new standard is effective for fiscal years beginning after December 14, 2005. Adoption of this standard is not expected to have a material impact on the Company's results of operations and/or equity.

     In November of 2005, the FASB issued FASB Staff Position ("FSP") No. 115-1 and No. 124-1 "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1 and 124-1"), as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP 115-1 and 124-1 nullified certain requirements of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"), which was originally issued in March, 2004 and was effective for reporting periods beginning after June 15, 2004. This FSP will replace guidance set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance and will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP carries forward the requirements in EITF 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the FSP allows for amortization of the discount or reduced premium over the remaining life of the security based on future estimated cash flows. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on our results of operations and/or equity.

FORWARD-LOOKING STATEMENTS

     This report includes a number of statements which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. Forward-looking statements generally include words such as "believes," "expects," "intends," "anticipates," "estimates," and similar expressions. Forward-looking statements in this report include expected developments in the Company's insurance business, including incurred losses and loss and loss adjustment expense reserves; the impact of routine ongoing insurance reserve reviews being conducted by the Company; the ongoing state regulatory examinations of the Company's insurance company subsidiaries, and the Company's responses to the results of those reviews and examinations; the Company's expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company's expense reduction and restructuring activities; and the Company's proposed actions in response to trends in its business.

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

     - the risks and uncertainties associated with the Company's loss reserves as outlined in the Reserves for Unpaid Losses and Loss Adjustment Expenses section of this MD&A; and,

     - the possibility of further changes in the Company's ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices.

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

     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst-case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of December 31, 2005. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following table.


                                                                                        HYPOTHETICAL
                                                                       ESTIMATED FAIR    PERCENTAGE
                                                       HYPOTHETICAL      VALUE AFTER      INCREASE
                                     FAIR VALUE AT      CHANGE IN       HYPOTHETICAL   (DECREASE) IN
                                      DECEMBER 31,    INTEREST RATE       CHANGE IN    STOCKHOLDERS'
                                          2005      (BP=BASIS POINTS)   INTEREST RATE      EQUITY
                                     -------------  -----------------  --------------  -------------
                                                          (DOLLARS IN THOUSANDS)



U.S. Government and government
  agencies and authorities..........    $118,856    200 bp increase       $108,293          (1.4)%
                                                    100 bp increase        113,974          (0.7)
                                                    100 bp decrease        122,326           0.5
                                                    200 bp decrease        124,776           0.8
States, municipalities and political
  subdivisions......................     477,084    200 bp increase        424,215          (7.2)
                                                    100 bp increase        450,423          (3.6)
                                                    100 bp decrease        509,862           4.5
                                                    200 bp decrease        540,451           8.6
Corporate bonds and all other.......     126,339    200 bp increase        110,645          (2.1)
                                        --------    100 bp increase        115,724          (1.4)
                                                    100 bp decrease        126,871           0.1
                                                    200 bp decrease        132,628           0.9
Total fixed income securities
  available-for-sale................    $722,279    200 bp increase        643,153         (10.8)
                                        ========    100 bp increase        680,121          (5.8)
                                                    100 bp decrease        759,059           5.0
                                                    200 bp decrease        797,855          10.3


                                                                                        HYPOTHETICAL
                                                                       ESTIMATED FAIR    PERCENTAGE
                                                       HYPOTHETICAL      VALUE AFTER      INCREASE
                                     FAIR VALUE AT      CHANGE IN       HYPOTHETICAL   (DECREASE) IN
                                      DECEMBER 31,    INTEREST RATE       CHANGE IN    STOCKHOLDERS'
                                          2004      (BP=BASIS POINTS)   INTEREST RATE      EQUITY
                                     -------------  -----------------  --------------  -------------
                                                          (DOLLARS IN THOUSANDS)



U.S. Government and government
  agencies and authorities..........    $136,108    200 bp increase       $123,990          (1.8)%
                                                    100 bp increase        130,255          (0.9)
                                                    100 bp decrease        141,248           0.7
                                                    200 bp decrease        145,997           1.4
States, municipalities and political
  subdivisions......................     454,617    200 bp increase        398,451          (8.2)
                                                    100 bp increase        426,163          (4.1)
                                                    100 bp decrease        484,149           4.3
                                                    200 bp decrease        515,785           8.9
Corporate bonds and all other.......     137,613    200 bp increase        122,449          (2.2)
                                        --------    100 bp increase        128,147          (1.4)
                                                    100 bp decrease        141,072           0.5
                                                    200 bp decrease        148,431           1.6
Total fixed income securities
  available-for-sale................    $728,338    200 bp increase        644,890         (12.2)
                                        ========    100 bp increase        684,565          (6.4)
                                                    100 bp decrease        766,469           5.6
                                                    200 bp decrease        810,213          11.9

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that CNA Surety Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 24, 2006

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of CNA Surety Corporation ("CNAS" or the "Company") and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. CNAS' internal control system was designed to provide reasonable assurance to the Company's management, its Audit Committee and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

     CNAS management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal
Control -- Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

     CNAS' independent registered public accountant, Deloitte & Touche LLP, has issued an audit report covering our assessment of the Company's internal control over financial reporting. This report appears on page 42.

CNA Surety Corporation

Chicago, Illinois
February 24, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

     We have audited the accompanying consolidated balance sheets of CNA Surety Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 24, 2006

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                 DECEMBER 31,
                                                            ----------------------
                                                               2005        2004
                                                            ----------  ----------
                                                            (AMOUNTS IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)



                                      ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost:
     $710,775 and $698,374)................................ $  722,279  $  728,338
  Equity securities, at fair value (cost: $1,201 and
     $1,084)...............................................      1,306       1,198
  Short-term investments, at cost (approximates fair
     value)................................................     65,041      28,457
  Other investments, at fair value (cost: $965 and
     $1,058)...............................................        965       1,058
                                                            ----------  ----------
     Total invested assets.................................    789,591     759,051
Cash.......................................................      8,323       7,336
Deferred policy acquisition costs..........................    102,833     102,128
Insurance receivables:
  Premiums, including $7,947 and $11,012 from affiliates,
     (net of allowance for doubtful accounts: $1,490 and
     $2,153)...............................................     33,359      32,340
  Reinsurance, including $53,025 and $5,364 from
     affiliates............................................    119,670      98,874
Deposit with affiliated ceding company.....................     32,287         --
Intangible assets (net of accumulated amortization: $25,523
  and $25,523).............................................    138,785     138,785
Property and equipment, at cost (less accumulated
  depreciation and amortization: $24,887 and $21,600)......     19,674      15,358
Prepaid reinsurance premiums...............................      5,396       7,955
Accrued investment income..................................      9,522       8,891
Other assets...............................................      3,174       3,776
                                                            ----------  ----------
       Total assets........................................ $1,262,614  $1,174,494
                                                            ==========  ==========

                                    LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses............... $  424,449  $  363,387
  Unearned premiums........................................    241,047     226,019
                                                            ----------  ----------
     Total reserves........................................    665,496     589,406
Debt.......................................................     50,589      65,488
Deferred income taxes, net.................................     18,820      27,024
Current income taxes payable...............................      6,459       3,491
Reinsurance and other payables to affiliates...............        174         461
Accrued expenses...........................................     16,532      17,090
Other liabilities..........................................     27,969      25,163
                                                            ----------  ----------
     Total liabilities..................................... $  786,039  $  728,123
Commitments and contingencies (See Note 6, 7 & 8)

                               STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 20,000 shares
  authorized; none issued and outstanding..................        --          --
Common stock, par value $.01 per share, 100,000 shares
  authorized; 44,734 shares issued and 43,334 shares
  outstanding at December 31, 2005 and 44,423 shares issued
  and 43,015 shares outstanding at December 31, 2004.......        447         444
Additional paid-in capital.................................    259,684     255,996
Retained earnings..........................................    223,927     185,496
Accumulated other comprehensive income.....................      7,546      19,551
Treasury stock, at cost....................................    (15,029)    (15,116)
                                                            ----------  ----------
     Total stockholders' equity............................    476,575     446,371
                                                            ----------  ----------
       Total liabilities and stockholders' equity.......... $1,262,614  $1,174,494
                                                            ==========  ==========




The accompanying notes are an integral part of these consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                        YEARS ENDED DECEMBER 31,
                                                      ----------------------------
                                                        2005      2004      2003
                                                      --------  --------  --------
                                                         (AMOUNTS IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)



Revenues:
  Net earned premium................................. $348,361  $317,857  $304,449
  Net investment income..............................   33,747    30,181    26,301
  Net realized investment gains......................    1,974     2,751     1,826
                                                      --------  --------  --------
     Total revenues..................................  384,082   350,789   332,576
                                                      --------  --------  --------
Expenses:
  Net losses and loss adjustment expenses............  127,841    87,356   172,476
  Net commissions, brokerage and other underwriting
     expenses........................................  202,521   207,166   190,740
  Interest expense...................................    3,545     2,260     1,523
                                                      --------  --------  --------
     Total expenses..................................  333,907   296,782   364,739
Income (loss) before income taxes....................   50,175    54,007   (32,163)
Income tax expense (benefit).........................   11,744    14,297   (18,012)
                                                      --------  --------  --------
Net income (loss).................................... $ 38,431  $ 39,710  $(14,151)
                                                      ========  ========  ========
Earnings (loss) per common share..................... $   0.89  $   0.92  $  (0.33)
                                                      ========  ========  ========
Earnings (loss) per common share, assuming dilution.. $   0.89  $   0.92  $  (0.33)
                                                      ========  ========  ========
Weighted average shares outstanding..................   43,205    42,998    42,967
                                                      ========  ========  ========
Weighted average shares outstanding, assuming
  dilution...........................................   43,357    43,143    42,989
                                                      ========  ========  ========




The accompanying notes are an integral part of these consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                             ACCUMULATED
                               COMMON                              COMPREHENSIVE                OTHER       TREASURY      TOTAL
                            STOCK SHARES  COMMON     ADDITIONAL        INCOME     RETAINED  COMPREHENSIVE    STOCK    STOCKHOLDERS'
                             OUTSTANDING   STOCK  PAID-IN CAPITAL      (LOSS)     EARNINGS      INCOME     (AT COST)      EQUITY
                            ------------  ------  ---------------  -------------  --------  -------------  ---------  -------------
                                                                     (AMOUNTS IN THOUSANDS)



Balance, December 31,
  2002...................      42,947      $444       $255,765                    $159,937     $ 19,861     $(15,446)    $420,561
                               ======      ====       ========                    ========     ========     ========     ========
Comprehensive income:
Net income (loss)........         --        --             --          (14,151)    (14,151)         --           --       (14,151)
Other comprehensive
  income (loss):
  Change in unrealized
  gains (losses) on
  securities, after
  income tax expense of
  $1,380 (net of
  reclassification
  adjustment of $1,618
  after income tax
  benefit of $869).......         --        --             --            3,490         --         3,490          --         3,490
                                                                      --------
     Total comprehensive
       income (loss).....                                             $(10,661)
                                                                      ========
Issuance of treasury
  stock to employee stock
  purchase program.......          18       --             (71)                        --           --           190          119
Stock options exercised
  and other..............          15       --             122                         --           --           --           122
                               ------      ----       --------                    --------     --------     --------     --------
Balance, December 31,
  2003...................      42,980      $444       $255,816                    $145,786     $ 23,351     $(15,256)    $410,141
                               ======      ====       ========                    ========     ========     ========     ========
Comprehensive income:
Net income...............         --        --             --           39,710      39,710          --           --        39,710
Other comprehensive
  income:
  Change in unrealized
  gains on securities,
  after income tax
  benefit of $2,046 (net
  of reclassification
  adjustment of $1,753
  after income tax
  expense of $944).......         --        --             --           (3,800)        --        (3,800)         --        (3,800)
                                                                      --------
     Total comprehensive
       income............                                             $ 35,910
                                                                      ========
Issuance of treasury
  stock to employee stock
  purchase program.......          13       --             (34)                        --           --           140          106
Stock options exercised
  and other..............          22       --             214                         --           --           --           214
                               ------      ----       --------                    --------     --------     --------     --------
Balance, December 31,
  2004...................      43,015      $444       $255,996                    $185,496     $ 19,551     $(15,116)    $446,371
                               ======      ====       ========                    ========     ========     ========     ========
Comprehensive income:
Net income...............         --        --             --           38,431      38,431          --           --        38,431
Other comprehensive
  income:
  Change in unrealized
  gains on securities,
  after income tax
  benefit of $6,464 (net
  of reclassification
  adjustment of $1,193
  after income tax
  expense of $643).......         --        --             --          (12,005)        --       (12,005)         --       (12,005)
                                                                      --------
     Total comprehensive
       income............                                             $ 26,426
                                                                      ========
Issuance of treasury
  stock to employee stock
  purchase program.......           8       --              (5)                        --           --            87           82
Stock options exercised
  and other..............         311         3          3,693                         --           --           --         3,696
                               ------      ----       --------                    --------     --------     --------     --------
Balance, December 31,
  2005...................      43,334      $447       $259,684                    $223,927     $  7,546     $(15,029)    $476,575
                               ======      ====       ========                    ========     ========     ========     ========




The accompanying notes are an integral part of these consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                        2005       2004      2003
                                                     ---------  ---------  --------
                                                         (AMOUNTS IN THOUSANDS)



CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................... $  38,431  $  39,710  $(14,151)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
     Depreciation and amortization..................     4,486      4,551     4,197
     Accretion of bond discount, net................     2,310      2,930     2,093
     Net realized investment (gains)................    (1,974)    (2,751)   (1,826)
Changes in:
  Insurance receivables.............................   (21,815)    86,016   (41,846)
  Reserve for unearned premiums.....................    15,028      1,951     7,855
  Reserve for unpaid losses and loss adjustment
     expenses.......................................    61,062    (50,151)  110,106
  Deposits with affiliated ceding company...........   (31,886)       --        --
  Deferred policy acquisition costs.................      (705)     2,546    (8,288)
  Deferred income taxes, net........................    (1,740)    (1,667)   (1,872)
  Reinsurance and other payables to affiliates......      (287)       270   (22,811)
  Prepaid reinsurance premiums......................     2,559     (1,523)    6,905
  Accrued expenses..................................      (558)     2,236     2,003
  Other assets and liabilities......................     5,033     23,837   (17,144)
                                                     ---------  ---------  --------
Net cash provided by operating activities...........    69,944    107,955    25,221
                                                     ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed income securities:
  Purchases.........................................  (174,192)  (270,679)  (88,311)
  Maturities........................................    35,591     22,686    30,251
  Sales.............................................   124,363     93,558    53,394
Purchases of equity securities......................      (817)      (313)     (439)
Proceeds from the sale of equity securities.........       809        280       294
Changes in short-term investments...................   (36,157)    35,437   (13,193)
Purchases of property and equipment, net............    (8,424)    (3,527)   (3,903)
Other, net..........................................     1,567     (1,353)      (57)
                                                     ---------  ---------  --------
  Net cash (used in) provided by investing
     activities.....................................   (57,260)  (123,911)  (21,964)
                                                     ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt........................       --      30,930       --
Principal payments on debt..........................   (15,000)   (15,417)  (10,398)
Debt issuance costs.................................      (125)      (506)      --
Issuance of treasury stock to employee stock
  purchase plan.....................................        82        106       119
Employee stock option exercises and other...........     3,346        214         8
                                                     ---------  ---------  --------
Net cash provided by (used in) financing
  activities........................................   (11,697)    15,327   (10,271)
                                                     ---------  ---------  --------
Increase (decrease) in cash.........................       987       (629)   (7,014)
Cash at beginning of period.........................     7,336      7,965    14,979
                                                     ---------  ---------  --------
Cash at end of period............................... $   8,323  $   7,336  $  7,965
                                                     =========  =========  ========
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest............................................ $   3,271  $   2,066  $  1,260
Income taxes........................................ $  10,156  $  (8,840) $  5,816



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

Deferred Policy Acquisition Costs

     Policy acquisition costs, consisting of commissions, premium taxes and other underwriting expenses that vary with, and are primarily related to, the production of business, net of reinsurance commissions, are deferred and amortized as the related premiums are earned. The Company periodically tests that deferred acquisition costs are

                     CNA SURETY CORPORATION AND SUBSIDIARIES
recoverable based on the expected profitability embedded in the reserve for unearned premium. If the expected profitability is less than the balance of deferred acquisition costs, a charge to net income is taken and the deferred acquisition cost balance is reduced to the amount determined to be recoverable. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

Intangible Assets

     CNA Surety's Consolidated Balance Sheet as of December 31, 2005 includes intangible assets of $138.8 million. These amounts represent goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure. The Company performs impairment tests of these intangible assets annually, or when certain conditions are present.

     A significant amount of judgment is required in performing intangible asset impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety's reporting units. Under the relevant standard, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of intangible assets. The excess of the recorded amount of intangible assets over the implied value of intangible assets is charged-off as an impairment loss.

     The Company used a valuation technique based on discounted cash flows to complete its annual intangible asset impairment test as of October 1, 2005. No impairment was indicated.

Reserves for Unpaid Losses and Loss Adjustment Expenses

     The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred-but-not-reported ("IBNR") claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries, before reinsurance recoveries, which are reported as an asset. These estimates are determined based on the facts and circumstances of each claim and the Company's loss experience as well as consideration of industry experience, current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from recorded amounts. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in the Consolidated Statements of Income in the period in which such changes are determined to be needed.

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

Reinsurance

     The Company assumes and cedes insurance with other insurers and reinsurers to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Premiums and loss and loss adjustment expenses that are ceded under reinsurance arrangements reduce the respective revenues and expenses. Amounts recoverable

                     CNA SURETY CORPORATION AND SUBSIDIARIES
from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are reported as reinsurance receivables. The Company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk and establishes allowances for uncollectible amounts when indicated.

Stock-Based Compensation

     As allowed under Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has not issued stock options where the exercise price is less than the fair market value of the Company's common stock on the date of grant and, accordingly, no compensation expense has been recognized.

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

Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. The Company records depreciation using the straight-line method based on the estimated useful lives of the various classes of property and equipment ranging from 3 years to 20 years. Depreciation and amortization expense for 2005, 2004 and 2003 was $4.4 million, $4.5 million and $4.2 million, respectively. The cost of maintenance and repairs is charged to income as incurred; major improvements are capitalized.

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

     The computation of earnings (loss) per share is as follows (amounts in thousands, except for per share data):


                                                   YEARS ENDED DECEMBER 31,
                                                  --------------------------
                                                    2005     2004     2003
                                                  -------  -------  --------



Net income (loss)................................ $38,431  $39,710  $(14,151)
                                                  =======  =======  ========
Shares:
Weighted average shares outstanding..............  43,015   42,980    42,947
Weighted average shares of options exercised.....     190       18        20
                                                  -------  -------  --------
Total weighted average shares outstanding........  43,205   42,998    42,967
Effect of dilutive options.......................     152      145       --
                                                  -------  -------  --------
Total weighted average shares outstanding,
  assuming dilution..............................  43,357   43,143    42,967
                                                  =======  =======  ========
Earnings (loss) per share........................ $  0.89  $  0.92  $  (0.33)
                                                  =======  =======  ========
Earnings (loss) per share, assuming dilution..... $  0.89  $  0.92  $  (0.33)
                                                  =======  =======  ========



     No adjustments were made to reported net income (loss) in the computation of earnings per share.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

Accounting Pronouncements

     In November of 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 115-1 and No. 124-1 "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1 and 124-1"), as applicable to debt and equity securities that are within the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". FSP 115-1 and 124-1 nullified certain requirements of Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"), which was originally issued in March, 2004 and was effective for reporting periods beginning after June 15, 2004. This FSP will replace guidance set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance and will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The FSP carries forward the requirements in EITF 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the FSP allows for amortization of the discount or reduced premium over the remaining life of the security based on future estimated cash flows. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on our results of operations and/or equity.

2. INVESTMENTS

     The estimated fair value and amortized cost of fixed income and equity securities held by investment category, were as follows (dollars in thousands):


                                                            GROSS UNREALIZED
                                                                 LOSSES
                                                 GROSS    --------------------
                              AMORTIZED COST  UNREALIZED  LESS THAN  MORE THAN   ESTIMATED
DECEMBER 31, 2005                 OR COST        GAINS    12 MONTHS  12 MONTHS  FAIR VALUE
-----------------             --------------  ----------  ---------  ---------  ----------



Fixed income securities:
U.S. Treasury securities and
  obligations of U.S.
  Government and agencies:
     U.S. Treasury...........    $ 15,637       $   --     $   (32)   $  (153)   $ 15,452
     U.S. Agencies...........      40,055           131       (195)       (86)     39,905
     Collateralized mortgage
       obligations...........      18,696           432       (223)       --       18,905
     Mortgage pass-through
       securities............      45,607            87       (647)      (453)     44,594
Obligations of states and
  political subdivisions.....     464,417        14,424     (1,282)      (475)    477,084
Corporate bonds..............      69,626         1,885     (1,152)       (13)     70,346
Non-agency collateralized
  mortgage obligations.......      22,200           --        (690)       --       21,510
Other asset-backed
  securities:
  Second mortgages/home
     equity loans............      25,924            21       (181)       --       25,764
  Other......................       5,613            93       (115)       --        5,591

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                                            GROSS UNREALIZED
                                                                 LOSSES
                                                 GROSS    --------------------
                              AMORTIZED COST  UNREALIZED  LESS THAN  MORE THAN   ESTIMATED
DECEMBER 31, 2005                 OR COST        GAINS    12 MONTHS  12 MONTHS  FAIR VALUE
-----------------             --------------  ----------  ---------  ---------  ----------

Redeemable preferred stock...       3,000           128        --         --        3,128
                                 --------       -------    -------    -------    --------
Total fixed income
  securities.................     710,775        17,201     (4,517)    (1,180)    722,279
Equity securities............       1,201           105        --         --        1,306
                                 --------       -------    -------    -------    --------
     Total...................    $711,976       $17,306    $(4,517)   $(1,180)   $723,585
                                 ========       =======    =======    =======    ========





                                                                  GROSS UNREALIZED
                                                                       LOSSES
                                                     GROSS     ---------------------
                                 AMORTIZED COST   UNREALIZED   LESS THAN   MORE THAN    ESTIMATED
DECEMBER 31, 2004                    OR COST         GAINS     12 MONTHS   12 MONTHS   FAIR VALUE
-----------------                --------------   ----------   ---------   ---------   ----------



Fixed income securities:
U.S. Treasury securities and
  obligations of U.S. Government
  and agencies:
  U.S. Treasury.................    $ 55,818        $   255      $ (39)      $ --       $ 56,034
  U.S. Agencies.................       4,576             39         (9)        (49)        4,557
  Collateralized mortgage
     obligations................      18,260            590       (105)        --         18,745
  Mortgage pass-through
     securities.................      56,696            325       (249)        --         56,772
Obligations of states and
  political subdivisions........     431,624         23,467       (387)        (87)      454,617
Corporate bonds.................      94,363          4,735        (27)         (2)       99,069
Non-agency collateralized
  mortgage obligations..........       2,078              3        --          --          2,081
Other asset-backed securities:
  Second mortgages/home equity
     loans......................      20,942            241        (69)        --         21,114
  Credit card receivables.......         867            --         --          --            867
  Other.........................       7,794            391        --          --          8,185
Redeemable preferred stock......       5,356            941        --          --          6,297
                                    --------        -------      -----       -----      --------
Total fixed income securities...     698,374         30,987       (885)       (138)      728,338
Equity securities...............       1,084            114        --          --          1,198
                                    --------        -------      -----       -----      --------
     Total......................    $699,458        $31,101      $(885)      $(138)     $729,536
                                    ========        =======      =====       =====      ========



     The Company's insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 2005, securities on deposit had an aggregate carrying value of $3.3 million.

     Short-term investments are generally comprised of U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

     The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at December 31, 2005 and 2004 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):


                                               2005                       2004
                                    -------------------------  -------------------------
                                    AMORTIZED  ESTIMATED FAIR  AMORTIZED  ESTIMATED FAIR
                                       COST         VALUE         COST         VALUE
                                    ---------  --------------  ---------  --------------



Fixed income securities:
Due within one year................  $  5,531     $  5,532      $ 52,045     $ 52,186
Due after one year but within five
  years............................   102,853      103,045        44,305       45,513
Due after five years but within ten
  years............................   384,625      396,412       350,909      371,964
Due after ten years................    99,726      100,926       144,478      150,911
                                     --------     --------      --------     --------
                                      592,735      605,915       591,737      620,574
Mortgage pass-through securities,
  collateralized mortgage
  obligations and asset-backed
  securities.......................   118,040      116,364       106,637      107,764
                                     --------     --------      --------     --------
                                     $710,775     $722,279      $698,374     $728,338
                                     ========     ========      ========     ========



     Major categories of net investment income were as follows (dollars in thousands):


                                                   YEARS ENDED DECEMBER 31,
                                                  -------------------------
                                                    2005     2004     2003
                                                  -------  -------  -------



Investment income:
  Fixed income securities........................ $31,694  $29,682  $26,152
  Equity securities..............................      37       87      306
  Short-term investments.........................   2,592    1,396      556
  Other investments..............................      73      (17)      25
                                                  -------  -------  -------
  Total investment income on available-for-sale
     securities..................................  34,396   31,148   27,039
Investment income on deposits with affiliated
  ceding company.................................     401      --       --
Investment expenses..............................  (1,050)    (967)    (738)
                                                  -------  -------  -------
Net investment income............................ $33,747  $30,181  $26,301
                                                  =======  =======  =======


                     CNA SURETY CORPORATION AND SUBSIDIARIES

     Net unrealized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):


                                                    YEARS ENDED DECEMBER 31,
                                                   -------------------------
                                                     2005      2004    2003
                                                   --------  -------  ------



Net realized investment gains (losses):
  Fixed income securities:
     Gross realized investment gains.............. $  1,622  $ 2,702  $2,276
     Gross realized investment losses.............     (325)     (10)     (5)
                                                   --------  -------  ------
       Net realized investment gains on fixed
          income securities....................... $  1,297  $ 2,692  $2,271
                                                   --------  -------  ------
  Equity securities:
     Gross realized investment gains.............. $     83  $    63  $    4
     Gross realized investment losses.............       (3)      (4)     (9)
                                                   --------  -------  ------
       Net realized investment gains (losses) on
          equity securities....................... $     80  $    59  $   (5)
                                                   --------  -------  ------
     Other........................................ $    597  $   --   $ (440)
                                                   --------  -------  ------
  Net realized investment gains................... $  1,974  $ 2,751  $1,826
                                                   ========  =======  ======
  Net change in unrealized gains (losses):
     Fixed income securities...................... $(18,460) $(5,891) $4,681
     Equity securities............................       (9)      45     160
     Other........................................      --       --      527
                                                   --------  -------  ------
       Total net change in unrealized gains
          (losses)................................ $(18,469) $(5,846) $5,368
                                                   --------  -------  ------
  Net realized gains (losses) and change in
     unrealized gains (losses).................... $(16,495) $(3,095) $7,194
                                                   ========  =======  ======



     The net realized investment gains in 2005 resulted primarily from the Company's sale of its interest in De Montfort Group, Ltd in the first quarter of 2005. This transaction, which settled on January 5, 2005, was discussed as a subsequent event in the Company's 2004 Form 10-K. The net realized investment gains realized in 2004 and 2003 resulted from opportunities to sell securities that the Company believed would maximize the total return on its portfolio.

     The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2005 in relation to the total of all fixed income securities by contractual maturities:


                                                           % OF      % OF
                                                          MARKET  UNREALIZED
CONTRACTUAL MATURITY                                       VALUE     LOSS
--------------------                                      ------  ----------



Due in one year or less..................................     1%      -- %
Due after one year through five years....................    16        13
Due after five years through ten years...................    33        35
Due after ten years......................................    18        11
Asset-backed securities..................................    32        41
                                                            ---       ---
Total....................................................   100%      100%
                                                            ===       ===


                     CNA SURETY CORPORATION AND SUBSIDIARIES

     The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2005 and 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):


                                            DECEMBER 31, 2005       DECEMBER 31, 2004
                                         ----------------------  ----------------------
                                                        GROSS                   GROSS
                                          ESTIMATED  UNREALIZED   ESTIMATED  UNREALIZED
UNREALIZED LOSS AGING                    FAIR VALUE     LOSS     FAIR VALUE     LOSS
---------------------                    ----------  ----------  ----------  ----------



Fixed income securities:
Investment grade:
0-6 months..............................  $224,117     $3,468     $ 69,500     $  338
7-12 months.............................    32,630      1,049       37,901        547
13-24 months............................    32,429      1,105        5,484        138
Greater than 24 months..................     1,089         75          --         --
                                          --------     ------     --------     ------
Total investment grade..................  $290,265     $5,697     $112,885     $1,023
                                          ========     ======     ========     ======



     As of December 31, 2005, 93 separate securities held by the Company were in an unrealized loss position. The Company believes that 92 of these securities are in this position because of changes in interest rates. Of these 92 securities, 67 were rated "AAA" by Standard and Poor's ("S&P") and "Aaa" by Moody's Investor Services ("Moody's"). Only one of these 92 securities was in a loss position that exceeded 5% of its book value.

     The remaining security that was in a loss position was issued by the financing subsidiary of a large domestic automaker. The security was in a loss position of approximately 13% of its book value and was rated below investment grade by S&P and investment grade by Moody's. The Company believes that the financial condition and near-term prospects of the issuer are strong and expects that the unrealized loss will reverse. The Company intends and believes it has the ability to hold this investment until the expected recovery in value, which may be until maturity.

     Based on the foregoing information, the Company believes there are no other-than-temporary impairments at December 31, 2005. No other-than-temporary impairments were recorded for 2004 or 2003.

3. DEBT

     On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2005 Credit Facility"). The 2005 Credit Facility provides an aggregate of up to $50.0 million in borrowings under a revolving credit facility. The 2005 Credit Facility matures on June 30, 2008. No other debt matures in the next five years. In November 2005, the Company reduced the outstanding borrowings by $10.0 million to $20.0 million.

     The term of borrowings under the 2005 Credit Facility may be fixed, at the Company's option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on the Company's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin was 1.25% at December 31, 2005. As of December 31, 2005, the weighted average interest rate on the 2005 Credit Facility was 5.69% on the $20.0 million of outstanding borrowings.

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

                     CNA SURETY CORPORATION AND SUBSIDIARIES

     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. ("A. M. Best") for each of the Company's insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants of the 2005 Credit Facility as of and for the period ended December 31, 2005.

     Due to the net loss reported in the quarter ended June 30, 2005, the Company did not meet the minimum fixed charge coverage ratio of 2.5 times as of June 30, 2005 as required by the 2002 Credit Facility. This issue was resolved as a result of the replacement of the 2002 Credit Facility with the 2005 Credit Facility.

     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a 30-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (the "Issuer Trust"). The Company's investment of $0.9 million in the Issuer Trust is carried at cost in "Other assets" in the Company's Consolidated Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is $75.0 million, consisting of annual dividend payments of $1.5 million over 30 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of December 31, 2005 and 2004, the interest rate on the junior subordinated debenture was 7.71% and 5.67%, respectively.

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

     The carrying amounts and estimated fair values of financial instruments at December 31, 2005 and 2004 were as follows (dollars in thousands):


                                                 2005                  2004
                                         --------------------  --------------------
                                         CARRYING   ESTIMATED  CARRYING   ESTIMATED
                                          AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
                                         --------  ----------  --------  ----------



Fixed income securities................. $722,279   $722,279   $728,338   $728,338
Equity securities.......................    1,306      1,306      1,198      1,198
Short-term investments..................   65,041     65,041     28,457     28,457
Other investments.......................      965        965      1,058      1,058
Cash....................................    8,323      8,323      7,336      7,336
Debt....................................   50,589     50,589     65,488     65,488

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

5. DEFERRED POLICY ACQUISITION COSTS AND OTHER OPERATING EXPENSES

     Policy acquisition costs deferred and the related amortization of deferred policy acquisition costs were as follows (dollars in thousands):


                                                   YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                  2005       2004       2003
                                               ---------  ---------  ---------



Balance at beginning of period................ $ 102,128  $ 104,674  $  96,386
  Costs deferred..............................   157,347    147,925    149,938
  Amortization................................  (156,642)  (150,471)  (141,650)
                                               ---------  ---------  ---------
Balance at end of period...................... $ 102,833  $ 102,128  $ 104,674
                                               =========  =========  =========



     Net commissions, brokerage and other underwriting expenses were comprised as follows (dollars in thousands):


                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------
                                                  2005      2004      2003
                                                --------  --------  --------



Amortization of deferred policy acquisition
  costs........................................ $156,642  $150,471  $141,650
Other operating expenses.......................   45,879    56,695    49,090
                                                --------  --------  --------
  Net commissions, brokerage and other
     underwriting expenses..................... $202,521  $207,166  $190,740
                                                ========  ========  ========



6. REINSURANCE

     The Company's insurance subsidiaries, in the ordinary course of business, cede insurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to insurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company evaluates the financial condition of its reinsurers, assesses the need for allowances for uncollectible amounts and monitors concentrations of credit risk. At December 31, 2005, CNA Surety's largest reinsurance receivable from an affiliate, CCC, an A (Excellent) rated company by A.M. Best was approximately $53.0 million. At December 31, 2005, CNA Surety's largest reinsurance receivable from a non-affiliate reinsurer was approximately $14.1 million with a company rated A (Excellent) by A.M. Best.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

     The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):


                                          YEARS ENDED DECEMBER 31,
                         ----------------------------------------------------------
                                2005                2004                2003
                         ------------------  ------------------  ------------------
                          WRITTEN   EARNED    WRITTEN   EARNED    WRITTEN   EARNED
                         --------  --------  --------  --------  --------  --------



Direct.................. $311,435  $288,994  $267,371  $238,309  $195,786  $168,510
Assumed.................  106,095   113,508   122,046   149,158   175,589   195,004
Ceded...................  (51,582)  (54,141)  (71,133)  (69,610)  (52,165)  (59,065)
                         --------  --------  --------  --------  --------  --------
Net premiums............ $365,948  $348,361  $318,284  $317,857  $319,210  $304,449
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

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):


                                               YEARS ENDED DECEMBER 31,
                               -------------------------------------------------------
                                     2005               2004                2003
                               ---------------     --------------     ----------------
                                   $     RATIO        $     RATIO         $      RATIO
                               --------  -----     -------  -----     --------  ------



Gross losses and loss
  adjustment expenses......... $176,416   43.8%    $65,550   16.9%    $257,016    70.7%
(Increase) decrease in
  reinsurance recoverables....  (48,575) (89.7)%    21,806   31.3%     (84,540) (143.1)%
                               --------            -------            --------
Net losses and loss adjustment
  expenses.................... $127,841   36.7%    $87,356   27.5%    $172,476    56.7%
                               ========            =======            ========



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

     The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. The Company's reinsurance coverage is provided by third party reinsurers and related parties. Due to the terms of conditions of these excess of loss treaties, reinsurers may cover some principals in one year but then exclude these same principals in subsequent years. As a result, the Company may have exposures to these principals that have limited or no reinsurance coverage.

Excess of Loss Reinsurance

     2004 Third Party Reinsurance Compared to 2003 Third Party Reinsurance

     Effective January 1, 2004, CNA Surety entered into a new excess of loss treaty ("2004 Excess of Loss Treaty") with a group of third party reinsurers that reduced its net retention per principal to $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. This new excess of loss treaty replaced the $45 million excess of $15 million per principal coverage ("2003 Excess of Loss Treaty"), as well as a $40 million excess of $60 million per principal treaty and a $3 million excess of $12 million treaty that had been provided by CCC. The material differences between the 2004 Excess of Loss Treaty and the 2003 Excess of Loss Treaty were as follows. The annual aggregate coverage increased from $110 million in 2003 to

                     CNA SURETY CORPORATION AND SUBSIDIARIES

$157 million in 2004. The premium for the 2004 Excess of Loss Treaty was $50.6 million compared to a total of $42.0 million of reinsurance premiums paid in 2003 for the 2003 Excess of Loss Treaty, the $40 million excess of $60 million treaty and the $3 million excess of $12 million treaty. The 2004 Excess of Loss Treaty also provided for somewhat less restrictive special acceptance provisions for larger contract accounts than those contained in the 2003 Excess of Loss Treaty. In addition to the large national contractor (described later) and two commercial principals (excluded based upon class of business), the Company's reinsurers had excluded three other contract principals from the 2003 Excess of Loss Treaty, for a total of six excluded principals. The large national contractor and the two commercial principals remained excluded from the 2004 Excess of Loss Treaty.

     With respect to the three contract principals other than the large national contractor, two contract principals that have completed asset sales and other reorganization efforts were accepted into the 2004 Excess of Loss Treaty. The Company received claims related to the third contract principal in 2003, making it ineligible for inclusion in the 2004 Excess of Loss Treaty.

     2005 Third Party Reinsurance Compared To 2004 Third Party Reinsurance

     Effective January 1, 2005, CNA Surety entered into a new excess of loss treaty ("2005 Excess of Loss Treaty") with a group of third party reinsurers on terms similar to the 2004 Excess of Loss Treaty. Under the 2005 Excess of Loss Treaty, the Company's net retention per principal remained at $10.0 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. The significant differences between the 2005 Excess of Loss Treaty and the Company's 2004 Excess of Loss Treaty are as follows. The annual aggregate coverage increased from $157 million in 2004 to $185 million in 2005. The actual annual premium for the 2005 Excess of Loss Treaty was $41.3 million compared to the actual cost of the 2004 Excess of Loss Treaty of $50.6 million. The 2005 Excess of Loss Treaty provided coverage for one commercial principal that had been excluded from the 2004 Excess of Loss Treaty. The Company no longer has exposure to a second commercial principal that was excluded from the 2004 Excess of Loss Treaty. Only the large national contractor (described later) that was excluded from the 2004 Excess of Loss Treaty remained excluded from the 2005 Excess of Loss Treaty.

Related Party Reinsurance

     Reinsurance agreements, together with the Services and Indemnity Agreement that are described below, provide for the transfer of the surety business written by CCC and CIC to Western Surety. All of these agreements originally were entered into on September 30, 1997 (the "Merger Date"): (i) the Surety Quota Share Treaty (the "Quota Share Treaty"); (ii) the Aggregate Stop Loss Reinsurance Contract (the "Stop Loss Contract"); and (iii) the Surety Excess of Loss Reinsurance Contract (the "Excess of Loss Contract"). All of these contracts have expired. Some have been renewed on different terms as described below.

     The Services and Indemnity Agreement provides the Company's insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2005 and expires on December 31, 2005; and is annually renewable thereafter. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2005.

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

                     CNA SURETY CORPORATION AND SUBSIDIARIES

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There has not been any adverse reserve development for the period from September 30, 1997 (date of inception) through December 31, 2005.

     The Quota Share Treaty was renewed on January 1, 2004 on substantially the same terms with an expiration date of December 31, 2004; and is annually renewable thereafter. The ceding commission paid to CCC and CIC by Western Surety remained at 28% of net written premiums and contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs. Due to lower commissions paid to producers on the business covered by the Quota Share Treaty, the actual override commission paid to CCC and CIC for 2004 was approximately 7%. The Quota Share Treaty was renewed for one year on January 1, 2005 on substantially the same terms except that the ceding commission to CCC and CIC was reduced to 25% in order to provide an approximate 4% override commission to CCC and CIC.

     Through a stop loss contract entered into at the Merger Date (the "Stop Loss Contract"), the Company's insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2005, the net amount billed and received under the Stop Loss Contract was $45.9 million, which included a return of $9.0 million in 2005 due to a reduction of net loss ratios for years covered by the contract.

     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2004 to December 31, 2004 providing coverage exclusively for the one large national contractor that is excluded from the Company's third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. The Company and CCC entered into a new contract covering the large national contractor effective January 1, 2005 to December 31, 2005 on the same terms as the 2004 contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which is from January 1, 2005 to December 31, 2005. As of December 31, 2005, the Company has ceded $50.0 million under the terms of this contract. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, expiring December 31, 2006, was for an additional premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor.

     The Company and CCC entered into a new $50 million excess of $100 million contract for the period of January 1, 2004 to December 31, 2004. The premium for this contract was $6.0 million plus an additional premium if a loss was ceded under this contract. Effective January 1, 2005, the Company and CCC entered into a new $50 million excess of $100 million contract in force through December 31, 2005. The premium for this contract was $4.8 million plus an additional premium of $14.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to exclude coverage for the large national contractor, to reduce the premium to $3.0 million, and to reduce the additional premium to $7.0 million. As of December 31, 2005, no losses have been ceded under this contract.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

     As of December 31, 2005 and December 31, 2004, CNA Surety had an insurance receivable balance from CCC and CIC of $61.0 million and $16.4 million, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2005 and December 31, 2004.

Large National Contractor

     The Company has provided significant surety bond protection guaranteeing projects undertaken by the large national contract principal that is excluded from the Company's third party reinsurance. As previously described, during the second quarter of 2005, the Company and CCC executed amendments to the reinsurance treaties that provide reinsurance protection for losses associated with the large national contractor. Coverage for all losses in excess of an aggregate $60 million is now provided under one treaty. Credit extended to the principal by affiliates of the Company is described below.

CNAF Credit Facility

     Commencing in 2003, CNAF provided loans through a credit facility in order to help the large national contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety. In December of 2004, the credit facility was amended to increase the maximum available loans to $106.0 million from $86.0 million at December 31, 2003. The amendment also provides that CNAF may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126.0 million. As of December 31, 2005 and 2004, respectively, $132.0 million (including accrued interest) and $99.0 million (including accrued interest) had been advanced under the credit facility. Loews, through a participation agreement with CNAF, provided funds for and owned a participation of $40.0 million and $29.0 million of the loans outstanding as of December 31, 2005 and 2004, respectively, and has agreed to a participation of one-third of any additional loans which may be made above the original $86.0 million credit facility limit up to the $126.0 million maximum available line.

     Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNAF has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13.0 million.

     The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, CNAF recorded an impairment charge of $56.0 million pre-tax for the fourth quarter of 2004, net of the participation by Loews, with respect to amounts loaned under the credit facility and an additional pre-tax impairment charge of $13.0 million.

     Representatives from the Company and CNAF met with senior management of the national contractor in June of 2005 to review their actual cash flow through that date, as well as expected future cash flow. As a result of the discussions with the contractor and after consideration of the contractor's overall performance to date under the restructuring plan, CNAF made a decision not to provide additional liquidity to the national contractor beyond amounts currently available under the existing facility. In addition, during the second quarter of 2005, CNAF recorded an additional impairment charge of $21.0 million pre-tax to fully impair the loan.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

Establishment of Surety Loss Reserve

     The June 2005 discussions with the large national contractor revealed significant deterioration of the contractor's operations and cash flow. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, the Company determined that the large national contractor will likely be unable to meet its obligations that are covered under the surety bonds. Accordingly, in the second quarter of 2005, the Company established a $40.0 million loss reserve based on an initial estimate of loss. In the third quarter of 2005, the Company began a re-evaluation of the contractor's current restructuring efforts. Through this re-evaluation that was completed in the fourth quarter, the Company determined that there had been further deterioration of the contractor's actual and projected cash flows. As a result, the Company increased its gross loss reserves for this account by $70.0 million in the fourth quarter of 2005. After applying expected reinsurance recoveries from CCC, the Company's net incurred loss is $60.0 million, which is the Company's maximum exposure, net of reinsurance, on this account. As of December 31, 2005, the Company has paid approximately $26.0 million of losses to settle outstanding bonded obligations of the contractor.

     The Company intends to continue to provide limited surety bonds on behalf of the contractor to support the continuing restructuring efforts. However, existing reinsurance agreements limit the Company's net loss exposure to the $60.0 million that has already been recorded. The Company estimates that possible additional losses, net of indemnification and subrogation recoveries but before recoveries under reinsurance contracts to be approximately $90.0 million pre-tax.

7. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):


                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------
                                                  2005      2004      2003
                                                --------  --------  --------



Reserves at beginning of period:
Gross.......................................... $363,387  $413,539  $303,433
Ceded reinsurance..............................  116,831   158,357   137,301
                                                --------  --------  --------
Net reserves at beginning of period............  246,556   255,182   166,132
                                                --------  --------  --------
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current
     period....................................  151,174    87,969   133,186
  Increase (decrease) in provision for insured
     events of prior periods...................  (23,333)     (613)   39,290
                                                --------  --------  --------
     Total net incurred........................  127,841    87,356   172,476
                                                --------  --------  --------
Net payments attributable to:
  Current period events........................   32,030     7,125    23,859
  Prior period events..........................   65,353    88,857    59,567
                                                --------  --------  --------
     Total net payments........................   97,383    95,982    83,426
                                                --------  --------  --------
Net reserves at end of period..................  277,014   246,556   255,182
Ceded reinsurance at end of period.............  147,435   116,831   158,357
                                                --------  --------  --------
     Gross reserves at end of period........... $424,449  $363,387  $413,539
                                                ========  ========  ========



     The increase in the provision for insured events of current period and net payments attributable to current period events in 2005 reflects the establishment of the reserve for and payments related to the large national contractor described in Note 6. The Company recorded net loss reserve development in prior accident years which

                     CNA SURETY CORPORATION AND SUBSIDIARIES
resulted in a decrease of the estimated liability of $23.3 million and $0.6 million for 2005 and 2004 respectively and an increase in the estimated liability of $39.3 million for 2003. The favorable development in 2005 resulted from favorable outcomes on several specific large claims and lower than expected emergence of additional large claims primarily in the 2003 and 2002 accident years. The decrease in the estimated liability recorded in 2004 for prior accident years resulted from loss adjustment expense payments related to prior accident years that were lower than previously expected. Adverse claim trends in the 2002 and 2003 accident years, particularly increased claim severity on large commercial accounts, had resulted in increased gross and net incurred loss and loss adjustment expenses for 2003.

     Incurred loss and loss adjustment expenses for 2003 included net adverse development on prior accident years of $39.3 million that primarily relates to accident years 2001 and 2002 and changes in estimates of large losses resulting from the material adverse claim activity in the third quarter of 2003. The $39.3 million of net adverse development recorded in 2003 was a result of previously unexpected claim activity reported during the third quarter of 2003. First, additional contract bond claims were received during the third quarter of 2003 on a contractor that had filed for bankruptcy in February, 2003. Upon review and verification of these new claims, the existing case reserve was increased by $7.2 million, net of applicable reinsurance. Second, a demand was made during the third quarter of 2003 against a $45 million insurance program bond issued on behalf of a national trucking concern that was now in bankruptcy. This demand was in contradiction of previous information provided by the obligee on the bond. Based on this new information, management reserved the full remaining limits on this bond which resulted in $15.0 million of net adverse development after the application of available reinsurance. Third, claims were also received in the third quarter of 2003 on worker's compensation self insurance bonds written between 1975 and 1986 on behalf of two principals. After verifying coverage and obtaining supporting actuarial information on the underlying workers' compensation claims, the Company increased the case reserves on these bonds by $8.4 million, net of applicable reinsurance. Fourth, after receiving a demand on another insurance program bond in the third quarter of 2003, management identified an outstanding insurance program bond written on behalf of a contractor now in bankruptcy. Based on recent experience with this type of bond, which typically has few defenses available to the surety, and in particular with the obligees on this bond, management recorded a loss provision on this bond of $6.0 million. Finally, management determined that the case reserve on a particular claim was insufficient due to the amount of legal fees that the Company was incurring on the case. Based on their estimate of future legal expenses, management increased the reserve on this bond by $3.0 million.

     In addition to the net unfavorable loss reserve development, the higher net loss ratio in 2003 primarily relates to net reserve additions of approximately $49.0 million for the 2003 accident year due to material adverse loss severity on the Company's branch commercial and contract business. The net additions to reserves for the 2003 accident year resulted from three large contract bond claims totaling $28.0 million incurred in 2003, an approximately $15.0 million net loss on an insurance program bond for a now bankrupt large commercial account, and changes in estimates of large losses resulting from this significant adverse claim activity.

     On January 2, 2003, CNA Surety settled litigation brought by J.P. Morgan Chase & Co. ("Chase") in connection with three surety bonds issued on behalf of Enron Corporation ("Enron") subsidiaries. The penal sums of the three bonds totaled approximately $78.0 million. The Company paid Chase approximately $40.7 million and assigned its recovery rights in the Enron bankruptcy to Chase in exchange for a full release of its obligations under the bonds. The Company has no other exposure related to the Enron Corporation. CNA Surety's net loss related to the settlement, after anticipated recoveries under excess of loss reinsurance treaties, was previously fully reserved. Immediately upon execution of the settlement documents, the Company sent written notice for reimbursement to its reinsurers. As of December 31, 2005, the Company billed a total of $37.1 million to its reinsurers. All nine reinsurers responsible for payment of the treaty proceeds either have paid their portions of the claim or paid the Company to commute the entire reinsurance treaty under which the Enron claim was made.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

8. COMMITMENTS AND CONTINGENCIES

     At December 31, 2005 the future minimum commitments under operating leases are as follows: 2006 -- $1.9 million; 2007 -- $1.8 million; 2008 -- $1.6 million; 2009 -- $1.6 million; 2010 -- $1.6 million and thereafter -- $2.3 million. Total rental expense for 2005, 2004 and 2003 was $5.0 million, $5.1 million and $4.6 million, respectively.

     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

9. INCOME TAXES

     The components of deferred income taxes as of December 31, 2005 and 2004 were as follows (dollars in thousands):


                                                           2005     2004
                                                         -------  -------



Deferred tax assets related to:
  Unearned premium reserve.............................. $16,639  $14,416
  Loss and loss adjustment expense reserve..............   4,618    4,286
  Accrued expenses......................................   1,952    1,663
  Other.................................................   7,911    8,632
                                                         -------  -------
     Total deferred tax assets..........................  31,120   28,997
                                                         -------  -------
Deferred tax liabilities related to:
  Deferred policy acquisition costs.....................  35,991   35,745
  Intangible assets.....................................   5,650    5,650
  Unrealized gains on securities........................   4,063   10,527
  Other.................................................   4,236    4,099
                                                         -------  -------
     Total deferred tax liabilities.....................  49,940   56,021
                                                         -------  -------
Net deferred tax liability.............................. $18,820  $27,024
                                                         =======  =======



     CNA Surety and its subsidiaries file a consolidated federal income tax return. The income tax allocation between the Company and its subsidiaries is subject to written agreement, approved by the Board of Directors. Allocation is based upon separate return calculations in accordance with the Internal Revenue Code of 1986 with current credit being given to separate company net losses. The Company and its subsidiaries remit their estimated tax payments at such times as would be required to be made to the Internal Revenue Service. Inter-company tax balances are generally settled in full in the third quarter of the following year.

     The income tax provisions consisted of the following (dollars in thousands):


                                                   YEARS ENDED DECEMBER 31,
                                                  --------------------------
                                                    2005     2004     2003
                                                  -------  -------  --------



Federal current.................................. $13,208  $15,672  $(16,218)
Federal deferred.................................  (1,740)  (1,667)   (1,872)
State............................................     276      292        78
                                                  -------  -------  --------
Total income tax expense (benefit)............... $11,744  $14,297  $(18,012)
                                                  =======  =======  ========


                     CNA SURETY CORPORATION AND SUBSIDIARIES

     A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:


                                                            YEARS ENDED
                                                           DECEMBER 31,
                                                        ------------------
                                                         2005  2004   2003
                                                        -----  ----  -----



Federal statutory rate.................................  35.0% 35.0% (35.0)%
Tax-exempt income deduction............................ (11.5) (9.4) (14.9)
Non-deductible expenses................................   0.3   0.3    0.5
State income tax, net of federal income tax benefit....   0.6   0.5    0.2
Other..................................................  (1.0)  0.1   (6.8)
                                                        -----  ----  -----
Total income tax expense (benefit).....................  23.4% 26.5% (56.0)%
                                                        =====  ====  =====



10. EMPLOYEE BENEFITS

     CNA Surety sponsors a tax deferred savings plan ("401(k) plan") covering substantially all of its employees. Prior to December 31, 1999, the Company matched 70% of the participating employee's contribution up to 6% of eligible compensation (4.2% maximum matching). Effective January 1, 2000, the Company match was increased to 100% of the participating employee's contribution up to 3% of eligible compensation and 50% of the participating employee's contribution between 3% and 6% of eligible compensation (4.5% maximum matching). Effective January 1, 2004, the Company implemented an additional basic contribution for eligible 401(k) plan participants of 3% (if under age 45) or 5% (if 45 or older) of eligible compensation. In addition, the Company may also make an annual discretionary profit sharing contribution to the 401(k) plan, subject to the approval of the Company's Board of Directors. The profit sharing contribution may be restricted by plan and regulatory limitations. The Company contribution, including profit sharing, to the 401(k) plan was $4.1 million, $3.5 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Effective April 1, 2000, CNA Surety established the CNA Surety Corporation Deferred Compensation Plan which is an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees. The purpose of the CNA Surety Corporation Deferred Compensation Plan is to permit designated employees of the Company and participating affiliates to accumulate additional retirement income through a nonqualified deferred compensation plan that enables them to defer compensation to which they will become entitled in the future.

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

     The postretirement benefit plan that provides medical benefits has been determined to be actuarially equivalent to Medicare Part D on an estimated basis under the rules provided in final regulations issued January 21, 2005. As such, the federal subsidiary to plan sponsors under the Medicare Modernization Act ("MMA") has been recognized in the accounting for that plan.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

     The measurement date for each of the plans is December 31. The following table sets forth the plans' combined accumulated postretirement benefit obligation at the beginning and end of the last two fiscal years (dollars in thousands):


                                                            2005     2004
                                                          -------  -------



Reconciliation of benefit obligation
  Benefit obligation at beginning of the year............ $ 5,185  $ 5,992
  Service cost...........................................     242      149
  Interest cost..........................................     511      339
  Effect of Medicare Modernization Act...................     --    (1,241)
  Actuarial loss.........................................   4,814      129
  Benefits and expenses paid.............................    (182)    (183)
                                                          -------  -------
  Benefit obligation at end of year...................... $10,570  $ 5,185
                                                          =======  =======



     The following table sets forth the plans' combined funded status reconciled with the amount shown in the Company's statement of financial position at December 31, 2005 and December 31, 2004 (dollars in thousands):


                                                           2005      2004
                                                         --------  -------



Reconciliation of funded status
  Funded status......................................... $(10,570) $(5,185)
  Unrecognized prior service cost.......................     (834)    (996)
  Unrecognized net loss.................................    4,250     (372)
                                                         --------  -------
  Accrued benefit cost.................................. $ (7,154) $(6,553)
                                                         ========  =======



     The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2006. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. These amounts are shown both gross and net of the federal subsidy to plan sponsors under the MMA.


                                      BEFORE IMPACT OF FEDERAL SUBSIDY  NET OF FEDERAL SUBSIDY
                                      --------------------------------  ----------------------



2006.................................              $  278                       $  249
2007.................................                 317                          285
2008.................................                 376                          338
2009.................................                 432                          391
2010.................................                 435                          387
2011-2015............................               2,757                        2,444


     The Company's postretirement health care plan is unfunded; the accumulated postretirement benefit obligation and plan assets for that plan as of December 31, 2005 are $9.9 million and $0, respectively.

     The Company's postretirement sick leave plan is unfunded; the accumulated postretirement benefit obligation and plan assets for that plan as of December 31, 2005 are $0.7 million and $0, respectively.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

     The plans' combined net periodic postretirement benefit cost for the last three fiscal years included the following components (dollars in thousands):


                                                       2005   2004   2003
                                                      -----  -----  -----



Net periodic benefit cost
  Service cost at end of year........................ $ 241  $ 149  $ 195
  Interest cost......................................   511    340    337
  Prior service cost.................................  (162)  (162)  (154)
  Recognized net actuarial loss (gain)...............   193     (4)    (8)
                                                      -----  -----  -----
  Net periodic benefit cost.......................... $ 783  $ 323  $ 370
                                                      =====  =====  =====



     The 2006 benefit cost is expected to be reduced by approximately $0.2 million as a result of the MMA.


                                                        2005   2004  2003
                                                        ----  -----  ----



Key Assumptions
  Discount rate........................................ 5.50% 5.875%  6.5%
  Rate of compensation increase (postretirement sick
     leave plan only)..................................  5.0%   5.0%  5.0%
  Initial health care cost trend, pre-Medicare......... 10.0%   8.0%  8.0%
  Initial health care cost trend, post-Medicare........ 10.0%  10.0% 10.0%
  Ultimate health care cost trend......................  5.0%   5.0%  5.0%
  Year in which ultimate trend is reached.............. 2011   2010  2009


     The Company selected a discount rate of 5.50% to measure the accumulated postretirement benefit obligation. This rate generates approximately the same liability as discounting projected cash flows using the Citigroup Pension Discount Curve. The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the benefit obligation as of December 31, 2005 by $2.0 million and increase the aggregate of service cost and interest cost for the year then ended by $0.2 million. Decreasing the assumed health care cost trend rates by 1 percentage point in each year would decrease the benefit obligation as of December 31, 2005 by $1.6 million and decrease the aggregate of service cost and interest cost for the year then ended by $0.1 million.

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

                     CNA SURETY CORPORATION AND SUBSIDIARIES

     The Plan provides for the granting of incentive stock options as defined under Section 382 of the Internal Revenue Code of 1986, as amended. All non-qualified stock options and incentive stock options granted under the Plan expire ten years after the date of grant and vest ratably over the four-year period following the date of grant. In the case of the Replacement Plan, the options expire ten years from the original Capsure grant date. At December 31, 2005, there were no outstanding options issued under the Replacement Plan. At December 31, 2004, there were 3,950 outstanding options issued under the Replacement Plan.

     The following table summarizes stock option activity for 2005, 2004 and 2003.


                                                                      WEIGHTED
                                                                   AVERAGE OPTION
                                                   SHARES SUBJECT     PRICE PER
                                                      TO OPTION         SHARE
                                                   --------------  --------------



Balance at December 31, 2002......................    1,669,943        $12.76
  Options granted.................................      344,500        $ 9.52
  Options forfeited/expired.......................     (277,051)       $12.96
  Options exercised...............................       (3,000)       $ 2.56
                                                      ---------
Balance at December 31, 2003......................    1,734,392        $12.11
  Options granted.................................      356,425        $12.04
  Options forfeited/expired.......................     (369,263)       $12.23
  Options exercised...............................      (22,313)       $ 9.73
                                                      ---------
Balance at December 31, 2004......................    1,699,241        $12.09
  Options granted.................................      354,775        $13.07
  Options forfeited/expired.......................     (155,275)       $13.77
  Options exercised...............................     (310,832)       $10.75
                                                      ---------
Balance at December 31, 2005......................    1,587,909        $12.41
                                                      =========



     As of December 31, 2005, the number of shares available for granting of options under the Plan was 542,002.

     The following table summarizes information about stock options outstanding at December 31, 2005:


                                         OPTIONS OUTSTANDING
                          -------------------------------------------------         OPTIONS EXERCISABLE
                                        WEIGHTED AVERAGE                      ------------------------------
RANGE OF EXERCISE            NUMBER         REMAINING      WEIGHTED AVERAGE      NUMBER     WEIGHTED AVERAGE
PRICES                    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------------         -----------   ----------------   ----------------   -----------   ----------------



$9.35 to $11.50........      504,725        6.6 years           $ 9.98          319,900          $10.26
$12.06 to $15.875......    1,083,184        7.3 years           $13.54          482,164          $14.65


     The weighted average fair market value (at grant date) per option granted was $5.17, $3.82 and $3.72 respectively, for options granted during 2005, 2004 and 2003. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2005: risk free interest rate of 4.4%; dividend yield of 0.0%; expected option life of 6 years; and volatility of 30.2%. These assumptions for the year ended December 31, 2004 were: risk free interest rate of 1.1%; dividend yield of 0.0%; expected option life of 6 years; and volatility of 30.4%. For the year ended December 31, 2003, these assumptions were: risk free interest rate of 1.1%; dividend yield of 0.0%; expected option life of 6 years; and volatility of 39.8%.

     The Company applies the intrinsic value method per Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations, in accounting for its plans as allowed for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation expense has been

                     CNA SURETY CORPORATION AND SUBSIDIARIES
recognized for its stock-based incentive plans as the exercise price of the granted options equals the market price at the grant date.

     The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS 123 to stock based compensation under the Company's stock-based compensation plan.


                                                   YEARS ENDED DECEMBER 31,
                                                  --------------------------
                                                    2005     2004     2003
                                                  -------  -------  --------
                                                   (IN THOUSANDS, EXCEPT PER
                                                          SHARE DATA)



Net income (loss)................................ $38,431  $39,710  $(14,151)
Less: Total stock based compensation cost
  determined under the fair value method, net of
  tax............................................    (758)    (616)     (118)
                                                  -------  -------  --------
Pro forma net income (loss)...................... $37,673  $39,094  $(14,269)
                                                  =======  =======  ========
Basic and diluted earnings (loss) per share, as
  reported....................................... $  0.89  $  0.92  $  (0.33)
                                                  =======  =======  ========
Basic and diluted earnings (loss) per share, pro
  forma.......................................... $  0.87  $  0.91  $  (0.33)
                                                  =======  =======  ========



     In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), that amends Statement of Financial Accounting Standard No. 123 ("SFAS 123"), as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes APB
25. After the effective date of this standard, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply this standard using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants, modifies, repurchases or cancels after the date it adopts the standard and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 1994) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. The Company plans to use the modified prospective transition method. SFAS 123R was effective for the Company on January 1, 2006. The above pro forma disclosure of the effect of SFAS 123 on results generally reflects the expected impact of adoption of SFAS 123R on the Company, which is not expected to have a material impact on the results of operations and/or equity of the Company.

     Effective January 1, 1998, the Company established the CNA Surety Corporation Non-Employee Directors Deferred Compensation Plan. Under this plan, each director who is not a full-time employee of the Company or any of its affiliates may defer all or a portion of the annual retainer fee that would otherwise be paid to such director. The deferral amount, which must be in multiples of 10% of the retainer fee, will be credited to a deferred compensation account and will be deemed invested in Common Stock Units equal to the deferred fees divided by the fair market value of CNA Surety common stock as of each quarterly meeting date. Each director will be fully vested in his or her deferred compensation amount. Aggregate common stock units outstanding as of December 31, 2005 and 2004 were 14,709 and 15,079, respectively. Common Stock Units are convertible into CNA Surety common stock at the election of the director.

12. SEGMENT INFORMATION

     The Company is a leading provider of surety and fidelity bonds in the United States. According to the Surety Association of America ("SAA"), the surety and fidelity segment of the domestic property and casualty insurance

                     CNA SURETY CORPORATION AND SUBSIDIARIES
industry aggregates approximately $5.7 billion in direct written premiums, comprised of approximately $4.3 billion in surety premiums and $1.4 billion in fidelity premiums.

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


                                    GROSS WRITTEN PREMIUMS FOR THE YEARS ENDED
                                -------------------------------------------------
                                           % OF             % OF             % OF
                                  2005    TOTAL    2004    TOTAL    2003    TOTAL
                                --------  -----  --------  -----  --------  -----



Contract....................... $248,662   59.6% $221,577   56.9% $208,472   56.1%
Commercial:
  License and permit...........   77,764   18.6    81,502   20.9    83,554   22.5
  Judicial and fiduciary.......   23,142    5.5    22,590    5.8    24,075    6.5
  Public official..............   26,428    6.3    23,911    6.1    21,330    5.7
  Other........................    6,406    1.6     7,890    2.1     4,774    1.3
                                --------  -----  --------  -----  --------  -----
Total commercial...............  133,740   32.0   135,893   34.9   133,733   36.0
Fidelity and other.............   35,128    8.4    31,947    8.2    29,170    7.9
                                --------  -----  --------  -----  --------  -----
                                $417,530  100.0% $389,417  100.0% $371,375  100.0%
                                ========  =====  ========  =====  ========  =====
Domestic....................... $415,520   99.5% $381,655   98.0% $363,290   97.8%
International..................    2,010    0.5     7,762    2.0     8,085    2.2
                                --------  -----  --------  -----  --------  -----
                                $417,530  100.0% $389,417  100.0% $371,375  100.0%
                                ========  =====  ========  =====  ========  =====


                     CNA SURETY CORPORATION AND SUBSIDIARIES


                                     NET WRITTEN PREMIUMS FOR THE YEARS ENDED
                                -------------------------------------------------
                                           % OF             % OF             % OF
                                  2005    TOTAL    2004    TOTAL    2003    TOTAL
                                --------  -----  --------  -----  --------  -----



Contract....................... $202,798   55.4% $172,274   54.1% $184,449   57.8%
Commercial.....................  128,022   35.0   115,454   36.3   106,899   33.5
Fidelity and other.............   35,128    9.6    30,556    9.6    27,862    8.7
                                --------  -----  --------  -----  --------  -----
                                $365,948  100.0% $318,284  100.0% $319,210  100.0%
                                ========  =====  ========  =====  ========  =====
Domestic....................... $363,940   99.5  $311,620   97.9  $311,125   97.5%
International..................    2,008    0.5     6,664    2.1     8,085    2.5
                                --------  -----  --------  -----  --------  -----
                                $365,948  100.0% $318,284  100.0% $319,210  100.0%
                                ========  =====  ========  =====  ========  =====



     Approximately $61.4 million, or 14.7%, of gross written premiums were generated from national insurance brokers in 2005 with the single largest national broker production comprising $13.3 million, or 3.2%, of gross written premiums. In 2004, approximately $68.1 million, or 17.5%, of gross written premiums were generated from national insurance brokers with the single largest national broker production comprising $18.5 million, or 4.7%, of gross written premiums. In 2003, approximately $61.2 million, or 16.5%, of gross written premiums were generated from national insurance brokers with the single largest national broker production comprising $19.2 million, or 5.2%, of gross written premiums.

13. STATUTORY FINANCIAL DATA (UNAUDITED)

     CNA Surety's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by applicable insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as guidance provided in a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. The Company's insurance subsidiaries follow three permitted accounting practices which did not have a material effect on reported statutory surplus or income. The Company's insurance subsidiaries were given permission to report activity in the Small Business Administration's Surety Bond Guarantee program as a reinsurance program and to report all salvage and subrogation recoveries as recoveries of loss rather than allocating recoveries between loss and loss adjustment expenses. Also, Surety Bonding has been given permission to report ceding commissions received from Western Surety that exceed the acquisition costs related to the business ceded as a reduction to commission expense. Historically, the principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles are that statutory financial statements do not reflect deferred policy acquisition costs or intangible assets, deferred income taxes are recorded but there are limitations as to the amount of deferred tax assets that may be reported as "admitted" assets and fixed income securities are generally carried at amortized cost in statutory financial statements.

     The following table reconciles consolidated stockholders' equity at December 31, 2005 and 2004 as reported herein in conformity with GAAP with total statutory capital and surplus of CNA Surety's insurance subsidiaries,

                     CNA SURETY CORPORATION AND SUBSIDIARIES
determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities (dollars in thousands):


                                                          2005       2004
                                                       ---------  ---------



Consolidated equity per GAAP.......................... $ 476,575  $ 446,371
Less: Impact of non-insurance companies and
  eliminations........................................   (34,426)   (53,151)
                                                       ---------  ---------
Insurance company equity per GAAP.....................   511,001    499,522
Intangible assets.....................................  (133,361)  (133,361)
Net unrealized gain on fixed income securities........   (12,044)   (28,412)
Deferred policy acquisition costs.....................  (102,833)  (102,128)
Deferred income taxes, net............................    34,437     40,478
Non-admitted assets...................................   (22,617)   (23,453)
Other.................................................       573       (232)
                                                       ---------  ---------
Total statutory capital and surplus per statutory
  accounting practices................................ $ 275,156  $ 252,414
                                                       =========  =========



     The NAIC has promulgated Risk Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by a company or regulators. As of December 31, 2005 each of CNA Surety's insurance subsidiaries had a Ratio that was in compliance with the minimum RBC requirements.

     CNA Surety's insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of each insurance subsidiary in excess of a statutorily prescribed minimum is available for payment of dividends to the parent company. However, such distributions as dividends may be subject to prior regulatory approval. Without prior regulatory approval in 2006, CNA Surety's insurance subsidiaries may pay dividends of $39.1 million in the aggregate. Combined statutory surplus for the insurance subsidiaries at December 31, 2005 was $275.2 million.

14. RELATED PARTY TRANSACTIONS

     The Company has the following related party transactions not previously described in Note 6. Reinsurance.

     Effective July 1, 2004, CNA Surety entered into an Administrative Services Agreement with CCC. This agreement, that replaced an agreement originally effective January 1, 2001, allows the Company to purchase and/or have access to certain services provided by CNAF. The Company will also pay CNAF a management fee for its proportionate share of administrative and overhead costs incurred in supporting the services provided pursuant to this agreement. The management fee for the year 2006 is $2.0 million that shall be paid by CNA Surety to CNAF in equal monthly installments by the last day of each month. The amounts paid were $1.9 million, $1.8 million and $1.7 million for 2005, 2004 and 2003, respectively. The management fee shall be increased as of January 1, the "adjustment date", of each year this Administrative Services Agreement is in force by the greater of 5% or the amount of the increase in the Consumer Price Index for All Urban Consumers for the Chicago, Illinois area as reported by the Bureau of Labor Statistics for the 12 month period immediately preceding the adjustment date. The

                     CNA SURETY CORPORATION AND SUBSIDIARIES
agreement also allows CCC to purchase services from the Company. In 2005, 2004 and 2003, CCC paid the Company $0.8 million, $0.5 million and $0.5 million, respectively, for services in connection with licensing and appointing CCC's insurance producers as required by state insurance laws. This agreement shall be effective so long as CNAF or their affiliates or shareholders shall continue to own a majority interest in CNA Surety. This agreement may be terminated by either party upon the provision of 30 days prior notice of such termination to the other party.

     The Company was charged $6.9 million, $7.4 million and $6.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, for rents and services provided under the Administrative Services Agreement. In 2005, the Company received $0.1 million for direct costs incurred by CCC on the Company's behalf. This credit resulted from the release of certain prior year expenses allocated to the Company during 2005. In 2004 and 2003, the Company was charged $0.8 million and $1.4 million, respectively, for direct costs incurred by CCC on the Company's behalf. The Company had no payable balance to CCC related to the Administrative Services Agreement as of December 31, 2005 and 2004.

     During the fourth quarter of 2004, the Company reached agreement with the claimant on a bond regarding certain aspects of the claim resolution. The bond was originally written by an affiliate and assumed by one of the Company's insurance subsidiaries pursuant to the Quota Share Treaty. As part of this agreement, the Company deposited $32.7 million with the affiliate in 2005 to enable the affiliate to establish a trust to fund future payments under the bond. This deposit is included on the Company's Consolidated Balance Sheets as "Deposit with affiliated ceding company". This claim was previously fully reserved. The Company is entitled to the interest income earned by the trust.

     Western Surety has entered into a series of business transactions with entities in which an affiliate of CCC had an interest. The first series involves five separate real estate residual value insurance policies issued by R.V.I. America Insurance Company ("RVI -- America") reinsured by Western Surety through the Quota Share Treaty. RVI America is a wholly owned subsidiary of R.V.I. America Corporation, which is a wholly owned subsidiary of R.V.I. Guaranty Company Ltd. of Bermuda ("RVI -- Bermuda"), an unconsolidated affiliate of CCC. The transactions involve policies with limits totaling approximately $11.5 million. CCC reinsured the full extent of RVI -- America's exposure on the policies. Pursuant to the Quota Share Treaty, Western Surety was, in turn, reinsuring all of CCC's exposures on the policies. Western Surety reinsured all of its exposure on the policies with RVI-Bermuda, a non-admitted reinsurer. The policy limits range from $1.7 million to $3.0 million with an average policy limit of approximately $2.3 million and total limits of all policies of $11.5 million. Net premium amounts retained in 2000 relative to these reinsurance transactions totaled $0.5 million as follows: RVI -- America, $0.1 million; CCC, $0.1 million; Western Surety, $0.1 million; and RVI -- Bermuda, $0.2 million. CCC's ownership interest of RVI -- Bermuda was disposed of in December 2005.

     In addition, from time to time Western Surety provided surety bonds guaranteeing insurance payments of certain companies to CCC and its affiliates under retrospectively rated insurance policies underwritten by CCC and its affiliates. Under the terms of these bonds, referred to as insurance program bonds, if the principal, the insured company, failed to make required a required premium payment, CCC and its affiliates would have a claim against the Company under the bond. The Company now has a policy not to issue such bonds to companies insured by CCC and its affiliates. The last such bond was written in 2001 and currently bonds with $2.6 million of total penal sums remain as of December 31, 2005.

     Western Surety from time to time provides license and permit bonds and appeal bonds to CCC and its affiliates and to clients of CCC and its affiliates. Under procedures established by the Audit Committee, the Company may issue appeal bonds for CCC and its affiliates and their clients with penal sums of $10.0 million or less without prior Audit Committee approval as long as those bonds meet the Company's normal underwriting standards, the rates charged are market rates and that the Company has received the indemnity of CCC. Bonds greater than $10.0 million require the prior approval of the Audit Committee. As of December 31, 2005, the total amount of the outstanding appeal and license and permit bonds written on behalf of CCC and its affiliates was approximately $99.7 million, which was comprised of 49 bonds. Western Surety has entered into indemnity agreements with CCC and its

                     CNA SURETY CORPORATION AND SUBSIDIARIES
affiliates indemnifying Western Surety for any loss arising from the issuance of appeal bonds for CCC and its affiliates. The premium for these bonds was approximately $0.6 million in 2005, $0.5 million in 2004 and $0.4 million in 2003.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands, except per share amounts):


                                           FIRST    SECOND     THIRD    FOURTH
                                          QUARTER   QUARTER   QUARTER   QUARTER
                                          -------  --------  --------  --------



2005
Revenues................................. $90,545  $ 93,316  $ 99,850  $100,371
                                          =======  ========  ========  ========
Income (loss) before income taxes........ $19,535  $(20,344) $ 27,045  $ 23,939
Income tax expense (benefit).............   5,460    (8,409)    7,262     7,431
                                          -------  --------  --------  --------
Net income (loss)........................ $14,075  $(11,935) $ 19,783  $ 16,508
                                          =======  ========  ========  ========
Basic earnings (loss) per common share... $  0.33  $  (0.28) $   0.46  $   0.38
                                          =======  ========  ========  ========
Diluted earnings (loss) per common
  share.................................. $  0.33  $  (0.28) $   0.46  $   0.38
                                          =======  ========  ========  ========
2004
Revenues................................. $84,404  $ 84,667  $ 90,950  $ 90,768
                                          =======  ========  ========  ========
Income before income taxes............... $ 8,119  $ 13,884  $ 15,194  $ 16,810
Income tax expense.......................   1,745     3,699     4,220     4,633
                                          -------  --------  --------  --------
Net income............................... $ 6,374  $ 10,185  $ 10,974  $ 12,177
                                          =======  ========  ========  ========
Basic and diluted earnings per common
  share.................................. $  0.15  $   0.24  $   0.25  $   0.28
                                          =======  ========  ========  ========
2003
Revenues................................. $78,635  $ 84,596  $ 84,162  $ 85,183
                                          =======  ========  ========  ========
Income (loss) before income taxes........ $15,380  $ 15,966  $(77,507) $ 13,998
Income tax expense (benefit).............   4,391     4,283   (30,088)    3,402
                                          -------  --------  --------  --------
Net income (loss)........................ $10,989  $ 11,683  $(47,419) $ 10,596
                                          =======  ========  ========  ========
Basic and diluted earnings (loss) per
  common share........................... $  0.26  $   0.27  $  (1.10) $   0.24
                                          =======  ========  ========  ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of December 31, 2005, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Based on their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made to them in a timely manner.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The independent registered public accounting firm of the Company also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in the Company's 2005 Financial Statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and are incorporated herein by reference.

     There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15 (f) under the Exchange Act) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

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

     The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on April 25, 2006, not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Items 10 through 14 will appear in the Proxy Statement and is incorporated herein by reference.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES



                       PAGE
                       ----



Financial Statement
  Schedules:
Schedule
  I -- Summary of
  Investments.......    78
Schedule
  II -- Condensed
  Financial
  Information of
  Registrant........    79
Schedule
  III -- Supplemen-
  ary Insurance
  Information.......    83
Schedule
  IV -- Reinsur-
  nce...............    84
Schedule
  V -- Valuation and
  Qualifying
  Accounts..........    85
Schedule
  VI -- Supplemental
  Information
  Concerning
  Property -- Ca-
  ualty Insurance
  Operations........    86
(a) (3) Exhibits....    87

                                                                      SCHEDULE I

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                        AS OF DECEMBER 31, 2005 AND 2004


                                                         AS OF DECEMBER 31, 2005
                                                      -----------------------------
                                                       COST OR
                                                      AMORTIZED    FAIR    CARRYING
                                                         COST      VALUE     VALUE
                                                      ---------  --------  --------
                                                          (AMOUNTS IN THOUSANDS)



Fixed Income Securities:
  U.S. Government and government agencies and
     authorities.....................................  $119,995  $118,856  $118,856
  States, municipalities and political subdivisions..   464,417   477,084   477,084
  All other corporate bonds..........................   123,363   123,211   123,211
  Redeemable preferred stock.........................     3,000     3,128     3,128
                                                       --------  --------  --------
     Total fixed income securities...................   710,775   722,279   722,279
                                                       --------  ========  --------
Equity securities....................................     1,201     1,306     1,306
Short-term investments...............................    65,041              65,041
Other investments....................................       965                 965
                                                       --------            --------
     Total investments...............................  $777,982            $789,591
                                                       ========            ========





                                                         AS OF DECEMBER 31, 2004
                                                      -----------------------------
                                                       COST OR
                                                      AMORTIZED    FAIR    CARRYING
                                                         COST      VALUE     VALUE
                                                      ---------  --------  --------
                                                          (AMOUNTS IN THOUSANDS)



Fixed Income Securities:
  U.S. Government and government agencies and
     authorities.....................................  $135,350  $136,108  $136,108
  States, municipalities and political subdivisions..   431,624   454,617   454,617
  All other corporate bonds..........................   126,044   131,316   131,316
  Redeemable preferred stock.........................     5,356     6,297     6,297
                                                       --------  --------  --------
     Total fixed income securities...................   698,374   728,338   728,338
                                                       --------  ========  --------
Equity securities....................................     1,084     1,198     1,198
Short-term investments...............................    28,457              28,457
Other investments....................................     1,058               1,058
                                                       --------            --------
     Total investments...............................  $728,973            $759,051
                                                       ========            ========


                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                                 BALANCE SHEETS



                                                                 DECEMBER 31,
                                                              ------------------
                                                                2005      2004
                                                              --------  --------
                                                                  (AMOUNTS IN
                                                                  THOUSANDS)



                                     ASSETS
Investments in and advances to subsidiaries.................. $505,301  $495,929
Fixed income securities (amortized cost: $1,000 and $4,803)..    1,000     6,358
Equity investments (cost: $1,201 and $1,080).................    1,306     1,198
Short-term investments, at cost (which approximates fair
  value).....................................................   16,551     5,798
Cash (restricted: $2,565 and $1,761).........................    2,566     1,762
Other assets.................................................    1,418     2,383
                                                              --------  --------
  Total assets............................................... $528,142  $513,428
                                                              ========  ========

                                   LIABILITIES
Debt......................................................... $ 50,589  $ 65,488
Other liabilities............................................      978     1,569
                                                              --------  --------
  Total liabilities..........................................   51,567    67,057
                                                              --------  --------

                              STOCKHOLDERS' EQUITY
Common stock.................................................      447       444
Additional paid-in capital...................................  259,684   255,997
Retained earnings............................................  223,927   185,495
Accumulated other comprehensive income.......................    7,546    19,551
Treasury stock, at cost......................................  (15,029)  (15,116)
                                                              --------  --------
  Total stockholders' equity.................................  476,575   446,371
                                                              --------  --------
     Total liabilities and stockholders' equity.............. $528,142  $513,428
                                                              ========  ========




The accompanying notes are an integral part of these condensed financial statements.

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         (PARENT COMPANY) -- (CONTINUED)
                              STATEMENTS OF INCOME



                                                         YEARS ENDED DECEMBER 31,
                                                        --------------------------
                                                          2005     2004     2003
                                                        -------  -------  --------
                                                          (AMOUNTS IN THOUSANDS)



Revenues:
  Net investment income................................ $   774  $ 1,262  $    923
  Net realized investment gains........................   2,227       40        81
                                                        -------  -------  --------
     Total revenues....................................   3,001    1,302     1,004
                                                        -------  -------  --------
Expenses:
  Interest expense.....................................   3,545    2,248     1,491
  Corporate expense....................................   5,648    6,419     6,781
                                                        -------  -------  --------
     Total expenses....................................   9,193    8,667     8,272
                                                        -------  -------  --------
Loss from operations before income taxes and equity in
  net income of subsidiaries...........................  (6,192)  (7,365)   (7,268)
Income tax benefit.....................................  (2,069)  (2,573)   (2,867)
                                                        -------  -------  --------
Net loss before equity in net income of subsidiaries...  (4,123)  (4,792)   (4,401)
Equity in net income (loss) of subsidiaries............  42,554   44,502    (9,750)
                                                        -------  -------  --------
Net income (loss)...................................... $38,431  $39,710  $(14,151)
                                                        =======  =======  ========




The accompanying notes are an integral part of these condensed financial statements.

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         (PARENT COMPANY) -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS



                                                         YEARS ENDED DECEMBER 31,
                                                       ----------------------------
                                                         2005      2004      2003
                                                       --------  --------  --------
                                                          (AMOUNTS IN THOUSANDS)



OPERATING ACTIVITIES:
  Net income (loss)................................... $ 38,431  $ 39,710  $(14,151)
     Cash dividends from subsidiaries.................   20,465       --     28,496
     Tax payments received from (paid to)
       subsidiaries...................................   11,764    (6,172)    7,362
     Federal and state income tax (payments)
       receipts.......................................  (10,000)    8,988    (5,816)
     Depreciation and amortization....................      101        63       --
     Net realized investment (gains) losses...........   (2,227)      (40)        4
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating
       activities:
       Equity in net (income) loss of subsidiaries....  (42,554)  (44,502)    9,750
       Deferred income taxes, net.....................     (650)      --        --
       Accrued expenses...............................     (373)      549       685
       Change in other assets and liabilities.........     (253)   (3,415)   (3,355)
                                                       --------  --------  --------
Net cash provided by (used in) operating activities...   14,704    (4,819)   22,975
                                                       --------  --------  --------
INVESTING ACTIVITIES:
  Net advances from (to) subsidiaries.................      731    (3,207)   (1,206)
  Capital contributions to subsidiaries...............      --    (20,350)   (4,861)
  Net sales of fixed income securities................    7,860       180        68
  Net purchases of equity securities..................      (38)      (51)     (145)
  Changes in short-term investments...................  (10,753)    8,291    (5,328)
                                                       --------  --------  --------
Net cash (used in) investing activities...............   (2,200)  (15,137)  (11,472)
                                                       --------  --------  --------
FINANCING ACTIVITIES:
  Proceeds from debt..................................      --     30,930       --
  Principal payments on debt..........................  (15,000)  (15,000)  (10,000)
  Debt issuance costs.................................     (125)     (506)      --
  Issuance of treasury stock to employee stock
     purchase plan....................................       82       106       190
  Employee stock option exercises and other...........    3,346       214        52
                                                       --------  --------  --------
Net cash provided by (used in) financing activities...  (11,700)   15,745    (9,758)
                                                       --------  --------  --------
Increase (decrease) in cash...........................      804    (4,211)    1,745
Cash at beginning of period...........................    1,762     5,973     4,228
                                                       --------  --------  --------
Cash at end of period................................. $  2,566  $  1,762  $  5,973
                                                       ========  ========  ========




The accompanying notes are an integral part of these condensed financial statements.

                                                                     SCHEDULE II

                             CNA SURETY CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         (PARENT COMPANY) -- (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL INFORMATION

1. RESTRICTED CASH AND SHORT TERM INVESTMENTS

     As of December 31, 2005 and 2004, short-term investments and cash included $6.6 million and $5.1 million, respectively, of restricted cash primarily related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

2. RECLASSIFICATIONS

     Certain amounts in 2004 and 2003 have been reclassified to conform with the current year presentation.

                                                                    SCHEDULE III

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION
                          AS OF AND FOR THE YEARS ENDED
                        DECEMBER 31, 2005, 2004 AND 2003



                                                        YEARS ENDED DECEMBER 31,
                                                      ----------------------------
                                                        2005      2004      2003
                                                      --------  --------  --------
                                                         (AMOUNTS IN THOUSANDS)



Deferred policy acquisition costs.................... $102,833  $102,128
                                                      ========  ========
Unpaid losses and loss adjustment expense reserves... $424,449  $363,387
                                                      ========  ========
Unearned premiums.................................... $241,047  $226,019
                                                      ========  ========
Net premium revenue.................................. $348,361  $317,857  $304,449
                                                      ========  ========  ========
Net investment income................................ $ 33,747  $ 30,181  $ 26,301
                                                      ========  ========  ========
Benefits, claims, losses and settlement expenses..... $127,841  $ 87,356  $172,476
                                                      ========  ========  ========
Amortization of deferred policy acquisition costs.... $156,642  $150,471  $141,650
                                                      ========  ========  ========
Other operating expenses............................. $ 45,879  $ 56,695  $ 49,090
                                                      ========  ========  ========
Net premiums written................................. $365,948  $318,284  $319,210
                                                      ========  ========  ========


                                                                     SCHEDULE IV

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                   REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



                                                                                  PERCENTAGE
                                                CEDED TO     ASSUMED               OF AMOUNT
                                       GROSS     OTHER     FROM OTHER      NET      ASSUMED
                                      AMOUNT   COMPANIES  COMPANIES(1)   AMOUNT     TO NET
                                     --------  ---------  ------------  --------  ----------
                                                      (AMOUNTS IN THOUSANDS)



YEAR ENDED DECEMBER 31, 2005
Premiums written:
  Property and casualty insurance... $311,435   $51,582     $106,095    $365,948     29.0%
                                     --------   -------     --------    --------     ----
     Total premiums written......... $311,435   $51,582     $106,095    $365,948     29.0%
                                     ========   =======     ========    ========     ====
Premiums earned:
  Property and casualty insurance... $288,994   $54,141     $113,508    $348,361     32.6%
                                     --------   -------     --------    --------     ----
     Total premiums earned.......... $288,994   $54,141     $113,508    $348,361     32.6%
                                     ========   =======     ========    ========     ====
YEAR ENDED DECEMBER 31, 2004
Premiums written:
  Property and casualty insurance... $267,371   $71,133     $122,046    $318,284     38.3%
                                     --------   -------     --------    --------     ----
     Total premiums written......... $267,371   $71,133     $122,046    $318,284     38.3%
                                     ========   =======     ========    ========     ====
Premiums earned:
  Property and casualty insurance... $238,309   $69,610     $149,158    $317,857     46.9%
                                     --------   -------     --------    --------     ----
     Total premiums earned.......... $238,309   $69,610     $149,158    $317,857     46.9%
                                     ========   =======     ========    ========     ====
YEAR ENDED DECEMBER 31, 2003
Premiums written:
  Property and casualty insurance... $195,786   $52,165     $175,589    $319,210     55.0%
                                     --------   -------     --------    --------     ----
     Total premiums written......... $195,786   $52,165     $175,589    $319,210     55.0%
                                     ========   =======     ========    ========     ====
Premiums earned:
  Property and casualty insurance... $168,510   $59,065     $195,004    $304,449     64.1%
                                     --------   -------     --------    --------     ----
     Total premiums earned.......... $168,510   $59,065     $195,004    $304,449     64.1%
                                     ========   =======     ========    ========     ====




--------------

(1) Primarily from affiliates.

                                                                      SCHEDULE V

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



                                                        ADDITIONS
                                                 ----------------------
                                     BALANCE AT  CHARGED TO  CHARGED TO                 BALANCE AT
                                      BEGINNING   COSTS AND     OTHER                     END OF
                                      OF PERIOD   EXPENSES    ACCOUNTS   DEDUCTIONS(1)    PERIOD
                                     ----------  ----------  ----------  -------------  ----------
                                                         (AMOUNTS IN THOUSANDS)



YEAR ENDED DECEMBER 31, 2005
  Allowance for possible losses on
     premiums receivable............   $2,153       $(168)      $--           $495        $1,490
                                       ======       =====       ====          ====        ======
  Allowance for possible losses on
     reinsurance receivable.........   $  --        $ --        $--           $--         $  --
                                       ======       =====       ====          ====        ======
YEAR ENDED DECEMBER 31, 2004
  Allowance for possible losses on
     premiums receivable............   $1,575       $ 910       $--           $332        $2,153
                                       ======       =====       ====          ====        ======
  Allowance for possible losses on
     reinsurance receivable.........   $  --        $ --        $--           $--         $  --
                                       ======       =====       ====          ====        ======
YEAR ENDED DECEMBER 31, 2003
  Allowance for possible losses on
     premiums receivable............   $1,365       $ 963       $--           $753        $1,575
                                       ======       =====       ====          ====        ======
  Allowance for possible losses on
     reinsurance receivable.........   $  --        $ --        $--           $--         $  --
                                       ======       =====       ====          ====        ======




--------------

(1) Write-offs charged against allowance.

                                                                     SCHEDULE VI

                     CNA SURETY CORPORATION AND SUBSIDIARIES

              SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



                                                        YEARS ENDED DECEMBER 31,
                                                      ----------------------------
                                                        2005      2004      2003
                                                      --------  --------  --------
                                                         (AMOUNTS IN THOUSANDS)



Deferred policy acquisition costs.................... $102,833  $102,128
                                                      ========  ========
Reserves for unpaid claims and claim adjustment
  expenses........................................... $424,449  $363,387
                                                      ========  ========
Discount (if any) deducted........................... $    --   $    --
                                                      ========  ========
Unearned premiums.................................... $241,047  $226,019
                                                      ========  ========
Net premium revenue.................................. $348,361  $317,857  $304,449
                                                      ========  ========  ========
Net investment income................................ $ 33,747  $ 30,181  $ 26,301
                                                      ========  ========  ========
Net claims and claim expenses incurred related to:
  Current year....................................... $151,174  $ 87,969  $133,186
                                                      ========  ========  ========
  Prior years........................................ $(23,333) $   (613) $ 39,290
                                                      ========  ========  ========
Amortization of deferred policy acquisition costs.... $156,642  $150,471  $141,650
                                                      ========  ========  ========
Net paid claims and claim adjustment expenses........ $ 97,383  $ 95,982  $ 83,426
                                                      ========  ========  ========
Net premiums written................................. $365,948  $318,284  $319,210
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

10(9) Placement Slip for Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety
         Bonding Company of America and Continental Casualty Company (filed on
         March 26, 2003 as Exhibit 10(12) to CNA Surety Corporation's Form 10-
         K, and incorporated herein by reference.)

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

10(13)   Form of Surety Excess of Loss Reinsurance Contract by and between
         Western Surety Company, Universal Surety of America, Surety Bonding
         Company of America and Continental Casualty Company (filed on March
         15, 2004 as Exhibit 10(13) to CNA Surety Corporation's Form 10-K, and incorporated herein by reference.)

10(14)   Form of Surety Excess of Loss Reinsurance Contract by and between
         Western Surety Company, Universal Surety of America, Surety Bonding
         Company of America and Continental Casualty Company (filed on March
         15, 2004 as Exhibit 10(14) to CNA Surety Corporation's Form 10-K, and incorporated herein by reference.)

10(15)   Credit Agreement between CNA Surety Corporation and LaSalle Bank
         National Association (filed on November 14, 2002 as Exhibit 10(3) to
         CNA Surety Corporation's Form 10-Q, and incorporated herein by reference.)

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


EXHIBIT
 NUMBER                                DESCRIPTION
-------                                -----------

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

10(27) Form of CNA Surety Corporation 2005 Deferred Compensation Plan (filed on May 2, 2005 as Exhibit 10(27) to CNA Surety Corporation's Form 10-
         Q, and incorporated herein by reference).

10(28)   Form of CNA Surety Corporation 2005 Deferred Compensation Plan Trust
         (filed on May 2, 2005 as Exhibit 10(28) to CNA Surety Corporation's
         Form 10-Q, and incorporated herein by reference).

10(29)   Form of Third Amendment to CNA Surety Corporation 2005 Deferred
         Compensation Plan (filed on May 2, 2005 as Exhibit 10(29) to CNA
         Surety Corporation's Form 10-Q, and incorporated herein by reference).

10(30) Form of Employment Agreement dated as of January 1, 2006 by and between CNA Surety Corporation and John F. Welch (filed on December
         14, 2005 as Exhibit 10(30) to CNA Surety Corporation's Form 8-K, and incorporated herein by reference.)

10(31) Amendment to Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety
         Bonding Company of America and Continental Casualty Company (filed on
         August 2, 2005 as Exhibit 10(30) to CNA Surety Corporation's Form 10-
         Q, and incorporated herein by reference).

10(32) Amendment to Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety
         Bonding Company of America and Continental Casualty Company (filed on
         August 2, 2005 as Exhibit 10(31) to CNA Surety Corporation's Form 10-
         Q, and incorporated herein by reference).

10(33) Amendment to Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on August 2, 2005 as Exhibit 10(32) to CNA Surety Corporation's Form
         10-Q, and incorporated herein by reference).

10(34)   Form of CNA Surety Corporation 2006 Long-Term Equity Compensation
         Plan.

11       Not Applicable.

12       Not Applicable.

13       Not Applicable.

16       Not Applicable.

18       Not Applicable.

21       Subsidiaries of the Registrant.

22       Not Applicable.

23       Consent of Deloitte & Touche LLP dated February 24, 2006.

24       Not Applicable.

31(1)    Certification pursuant to Rule 13a-14(a) of the Securities Exchange
         Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002-Chief Executive Officer.


EXHIBIT
 NUMBER                                DESCRIPTION
-------                                -----------

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

                                        CNA SURETY CORPORATION

                                                  /s/ JOHN F. WELCH
                                        ----------------------------------------
                                                      John F. Welch
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

                                                /s/ JOHN F. CORCORAN
                                        ----------------------------------------
                                                    John F. Corcoran
                                             Senior Vice President and Chief
                                                    Financial Officer
                                           (Principal Financial and Accounting
                                                        Officer)

Dated February 27, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE                          TITLE                           SIGNATURE
----                          -----                           ---------


February 27, 2006     Chairman of the Board              /s/ JAMES LEWIS
                           and Director         -------------------------------------
                                                             James Lewis

February 27, 2006            Director                  /s/ PHILIP H. BRITT
                                                -------------------------------------
                                                           Philip H. Britt

February 27, 2006            Director                  /s/ ROBERT TINSTMAN
                                                -------------------------------------
                                                           Robert Tinstman

February 27, 2006            Director                  /s/ LORI KOMSTADIUS
                                                -------------------------------------
                                                           Lori Komstadius

February 27, 2006            Director                   /s/ ROY E. POSNER
                                                -------------------------------------
                                                            Roy E. Posner

February 27, 2006            Director                 /s/ ADRIAN M. TOCKLIN
                                                -------------------------------------
                                                          Adrian M. Tocklin

February 27, 2006            Director                   /s/ JOHN F. WELCH
                                                -------------------------------------
                                                            John F. Welch