Form 10-Q
period 2006-03-31
CNA SURETY CORP
filed 2006-05-01
CIK 1044566

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________________to_______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  [ ] Yes   [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     43,575,029 shares of Common Stock, $.01 par value as of April 21, 2006.

================================================================================

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                                PAGE
PART I. FINANCIAL INFORMATION:
  Item 1. Condensed Consolidated Financial Statements (Unaudited):                                                                3
    Report of Independent Registered Public Accounting Firm.................................................................      3
    Condensed Consolidated Balance Sheets at March 31, 2006 and at December 31, 2005........................................      4
    Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005..........................      5
    Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2006 and 2005............      6
    Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005......................      7
    Notes to Condensed Consolidated Financial Statements....................................................................      8
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............................     17
  Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................................     30
  Item 4. Controls and Procedures   ........................................................................................     31
PART II. OTHER INFORMATION:
  Item 1. Legal Proceedings.................................................................................................     31
  Item 1A. Risk Factors.....................................................................................................     31
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......................................................     31
  Item 3. Defaults Upon Senior Securities...................................................................................     31
  Item 4. Submission of Matters to a Vote of Security Holders...............................................................     32
  Item 5. Other Information.................................................................................................     32
  Item 6. Exhibits..........................................................................................................     33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries as of March 31, 2006, and the related condensed consolidated statements of income, of stockholders' equity, and of cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Chicago, Illinois
May 1, 2006

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                               MARCH 31,     DECEMBER 31,
                                                                                                 2006           2005
                                                                                              -----------    -----------
ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $704,987 and $710,775) ..........   $   707,048    $   722,279
  Equity securities, at fair value (cost: $1,323 and $1,201) ..............................         1,464          1,306
  Short-term investments, at cost (approximates fair value)  ..............................        84,038         65,041
  Other investments, at cost ..............................................................           963            965
                                                                                              -----------    -----------
  Total invested assets ...................................................................       793,513        789,591
Cash ......................................................................................         9,869          8,323
Deferred policy acquisition costs .........................................................       105,682        102,833
Insurance receivables:
  Premiums, including $11,242 and $7,947 from affiliates, (net of allowance for doubtful
   accounts: $1,145 and $1,490) ...........................................................        40,899         33,359
  Reinsurance, including $56,149 and $53,025 from affiliates ..............................       122,857        119,670
Deposit with affiliated ceding company ....................................................        32,136         32,287
Intangible assets (net of accumulated amortization: $25,523 and $25,523) ..................       138,785        138,785
Property and equipment, at cost (less accumulated depreciation
  and amortization: $21,200 and $24,887) ..................................................        20,312         19,674
Prepaid reinsurance premiums ..............................................................         5,609          5,396
Accrued investment income .................................................................         9,135          9,522
Other assets ..............................................................................         2,917          3,174
                                                                                              -----------    -----------
  Total assets ............................................................................   $ 1,281,714    $ 1,262,614
                                                                                              ===========    ===========
LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses ..............................................   $   426,181    $   424,449
  Unearned premiums .......................................................................       251,278        241,047
                                                                                              -----------    -----------
  Total reserves ..........................................................................       677,459        665,496
Debt ......................................................................................        50,614         50,589
Deferred income taxes, net ................................................................        17,780         18,820
Current income taxes payable ..............................................................         8,138          6,459
Reinsurance and other payables to affiliates ..............................................           176            174
Accrued expenses ..........................................................................        10,890         16,532
Other liabilities .........................................................................        24,646         27,969
                                                                                              -----------    -----------
  Total liabilities .......................................................................   $   789,703    $   786,039
Commitments and contingencies (See Notes 4, 5, 6, & 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,965 shares issued and
  43,569 shares outstanding at March 31, 2006 and 44,734 shares issued and 43,334 shares
  outstanding at December 31, 2005 ........................................................           449            447
Additional paid-in capital ................................................................       263,188        259,684
Retained earnings .........................................................................        41,928        223,927
Accumulated other comprehensive income ....................................................         1,431          7,546
Treasury stock, at cost ...................................................................       (14,985)       (15,029)
                                                                                              -----------    -----------
  Total stockholders' equity ..............................................................       492,011        476,575
                                                                                              -----------    -----------
  Total liabilities and stockholders' equity ..............................................   $ 1,281,714    $ 1,262,614
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                       -----------------------
                                                                                          2006          2005
                                                                                       ---------     ---------
Revenues:
  Net earned premium..............................................................     $  91,888     $  80,563
  Net investment income...........................................................         9,154         7,971
  Net realized investment gains...................................................            18         2,011
                                                                                       ---------     ---------
   Total revenues.................................................................       101,060        90,545
                                                                                       ---------     ---------
Expenses:
  Net losses and loss adjustment expenses.........................................        23,596        21,591
  Net commissions, brokerage and other underwriting expenses......................        50,913        48,645
  Interest expense................................................................           952           774
                                                                                       ---------     ---------
   Total expenses.................................................................        75,461        71,010
                                                                                       ---------     ---------
Income before income taxes........................................................        25,599        19,535
Income tax expense................................................................         7,598         5,460
                                                                                       ---------     ---------
Net income........................................................................     $  18,001     $  14,075
                                                                                       =========     =========
Earnings per common share.........................................................     $    0.41     $    0.33
                                                                                       =========     =========
Earnings per common share, assuming dilution......................................     $    0.41     $    0.33
                                                                                       =========     =========
Weighted average shares outstanding...............................................        43,450        43,076
                                                                                       =========     =========
Weighted average shares outstanding, assuming dilution............................        43,692        43,304
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                              COMMON
                                                                               STOCK                  ADDITIONAL
                                                                              SHARES       COMMON       PAID-IN        COMPREHENSIVE
                                                                            OUTSTANDING     STOCK       CAPITAL        INCOME (LOSS)
                                                                            -----------    -------    -----------      -------------
Balance, December 31, 2004............................................         43,015      $   444    $   255,996
Comprehensive income:
  Net income..........................................................             --           --             --       $  14,075
Other comprehensive income:
  Change in unrealized gains on securities, after income taxes of $5,109, net of reclassification adjustment of ($103),
    after income tax benefit of $55                                                --           --             --          (9,489)
                                                                                                                        ---------
  Total comprehensive income..........................................                                                  $   4,586
                                                                                                                        =========
Stock options exercised and other.....................................            112            1          1,128
                                                                              -------      -------    -----------
Balance, March 31, 2005...............................................         43,127      $   445    $   257,124
                                                                              =======      =======    ===========
Balance, December 31, 2005.                                                    43,334      $   447    $   259,684
Comprehensive income:
  Net income..........................................................             --           --             --       $  18,001
Other comprehensive income:
  Change in unrealized gains on securities, after income tax benefit of $3,293 (net of reclassification adjustment of $8, after income
    tax expense of $4)................................................             --           --             --          (6,115)
                                                                                                                        ---------
  Total comprehensive income..........................................                                                  $  11,886
                                                                                                                        =========
Stock-based compensation..............................................             --           --            259
Stock options exercised and other.....................................            235            2          3,245
                                                                              -------      -------    -----------
Balance, March 31, 2006...............................................         43,569      $   449    $   263,188
                                                                              =======      =======    ===========



                                                                                         ACCUMULATED
                                                                                            OTHER       TREASURY          TOTAL
                                                                            RETAINED    COMPREHENSIVE    STOCK         STOCKHOLDERS'
                                                                            EARNINGS       INCOME       AT COST          EQUITY
                                                                            --------    -------------  ----------     -------------
Balance, December 31, 2004..........................................        $ 185,496     $ 19,551     $  (15,116)     $   446,371
Comprehensive income:
  Net income........................................................           14,075           --             --           14,075
Other comprehensive income:
  Change in unrealized gains on securities, after income tax benefit of $5,109 (net of reclassification adjustment of
    ($103), after income tax benefit of $55)........................              --        (9,489)            --           (9,489)
Stock options exercised and other...................................                            --             50            1,179
                                                                            ---------     --------    -----------      -----------
Balance, March 31, 2005.............................................        $ 199,571     $ 10,062    $   (15,066)     $   452,136
                                                                            =========     ========    ===========      ===========
Balance, December 31, 2005..........................................        $ 223,927     $  7,546    $   (15,029)     $   476,575
Comprehensive income:
  Net income........................................................           18,001           --             --           18,001
Other comprehensive income:
  Change in unrealized gains on securities, after income tax benefit of $3,293 (net of reclassification adjustment of
    $8, after income tax expense of $4)..............................             --        (6,115)            --           (6,115)

Stock-based compensation.............................................             --            --             --              259
Stock options exercised and other....................................             --            --             44            3,291
                                                                            ---------     --------    -----------      -----------
Balance, March 31, 2006.............................................        $ 241,928     $  1,431    $   (14,985)     $   492,011
                                                                            =========     ========    ===========      ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      ---------------------
                                                                                        2006        2005
                                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................................   $ 18,001    $ 14,075
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................................      1,298       1,138
    Accretion of bond discount, net ...............................................        244         760
    Loss on disposal of property and equipment ....................................        144        --
    Net realized investment gains .................................................        (18)     (2,011)
    Stock-based compensation ......................................................        259        --
  Changes in:
    Insurance receivables .........................................................    (10,727)     (3,720)
    Reserve for unearned premiums .................................................     10,230       9,044
    Reserve for unpaid losses and loss adjustment expenses ........................      1,733      (6,037)
    Deposits with affiliated ceding company .......................................        491        --
    Deferred policy acquisition costs .............................................     (2,850)     (1,368)
    Deferred income taxes, net ....................................................        300         519
    Reinsurance and other payables to affiliates ..................................       (174)       (302)
    Prepaid reinsurance premiums ..................................................       (212)     (4,898)
    Accrued expenses ..............................................................     (5,641)     (4,843)
    Other assets and liabilities ..................................................      1,127         175
                                                                                      --------    --------
      Net cash provided by operating activities ...................................     14,205    $  2,532
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed income securities:
    Purchases .....................................................................    (45,000)     (4,751)
    Maturities ....................................................................      4,945      15,818
    Sales .........................................................................     45,000      41,338
  Purchases of equity securities ..................................................       (292)        (41)
  Proceeds from the sale of equity securities .....................................        194           9
  Changes in short-term investments ...............................................    (18,737)    (51,266)
  Purchases of property and equipment, net ........................................     (2,055)     (1,042)
  Changes in receivables/payables for securities sold/purchased ...................       --            92
  Other, net ......................................................................         (5)      1,503
                                                                                      --------    --------
    Net cash (used in) provided by investing activities ...........................    (15,950)      1,660
                                                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt ......................................................       --        (5,000)
  Employee stock option exercises and other .......................................      3,291       1,179
                                                                                      --------    --------
    Net cash (used in) provided by financing activities ...........................      3,291      (3,821)
                                                                                      --------    --------
Increase in cash ..................................................................      1,546         371
Cash at beginning of period .......................................................      8,323       7,336
                                                                                      --------    --------
Cash at end of period .............................................................   $  9,869    $  7,707
                                                                                      ========    ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
  Interest ........................................................................      1,021         738
  Income taxes ....................................................................      3,371       2,112


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

BASIS OF PRESENTATION

    These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2005 Form 10-K. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. Certain reclassifications have been made to the 2005 financial statements to conform with the presentation in the 2006 Condensed Consolidated Financial Statements.

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

The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

                                                                                                             THREE MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                           -----------------------
                                                                                                              2006          2005
                                                                                                           ---------     ---------
Net income..............................................................................................   $  18,001     $  14,075
                                                                                                           =========     =========
Shares:
  Weighted average shares outstanding...................................................................      43,334        43,015
  Weighted average shares of options exercised and additional stock issuance............................         116            61
                                                                                                           ---------     ---------
Total weighted average shares outstanding...............................................................      43,450        43,076
  Effect of dilutive options............................................................................         242           228
                                                                                                           ---------     ---------
Total weighted average shares outstanding, assuming dilution............................................      43,692        43,304
                                                                                                           =========     =========
Earnings per share......................................................................................   $    0.41     $    0.33
                                                                                                           =========     =========
Earnings per share, assuming dilution...................................................................   $    0.41     $    0.33
                                                                                                           =========     =========

    No adjustments were made to reported net income in the computation of earnings per share. There were no options excluded from the calculation of diluted earnings per share for the three months ended March 31, 2006. Options to purchase shares of common stock of 0.5 million were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2005 because the exercise price of these options was greater than the average market price of CNA Surety's common stock.

    As discussed below, the Company adopted Statement of Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-based Payment" ("SFAS No. 123R") on January 1, 2006. Prior to 2006, the Company applied the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), and related interpretations, in accounting for its stock-based compensation plan as allowed under the provisions of SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"). Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date. The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation under the Company's stock-based compensation plan (amounts in thousands, except for per share data):


                                                                                                          THREE MONTHS ENDED
                                                                                                            MARCH 31, 2005
                                                                                                          ------------------
Net
income..............................................................................................               $ 14,075
Less: Total stock-based compensation cost determined under the fair value method, net of tax............               (168)
                                                                                                                   --------
Pro forma net income....................................................................................           $ 13,907
                                                                                                                   ========
Basic and diluted earnings per share, as reported.......................................................           $   0.32
                                                                                                                   ========
Basic and diluted earnings per share, pro forma.........................................................           $   0.32
                                                                                                                   ========


ACCOUNTING PRONOUNCEMENTS

    In December of 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), that amends SFAS No. 123, as originally issued in May of 1995. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R supercedes APB 25. Under SFAS No. 123R, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply SFAS No. 123R using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants after the date it adopts SFAS No. 123R and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either
(a) all prior years for which SFAS No. 123 was effective (i.e. for all fiscal years beginning after December 15, 2004) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS No. 123R does not coincide with the beginning of the fiscal year. SFAS No. 123R was effective for the Company January 1, 2006. The Company applied the modified prospective transition method. The Company accounted for graded vesting using the accelerated method. Adoption of SFAS No. 123R decreased net income by $0.2 million for the quarter ended March 31, 2006.

    In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Correction". This standard is a replacement of Accounting Policy Board Opinion No. 20 and FASB Standard No. 3. Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines. This standard was effective for fiscal years beginning after December 15, 2005, and was adopted by the Company as of January 1, 2006. Adoption of this standard did not have a material impact on the Company's results of operations and/or equity.

    In November of 2005, the FASB issued FSP No. 115-1 and No. 124-1 "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1 and 124-1"), as applicable to debt and equity securities that are within the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and equity securities that are accounted for using the cost method specified in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". FSP 115-1 and 124-1 nullified certain requirements of Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"), which was originally issued in March, 2004 and was effective for reporting periods beginning after June 15, 2004. FSP 115-1 and 124-1 replaces guidance set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The FSP carries forward the requirements in EITF 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the FSP allows for amortization of the discount or reduced premium over the remaining life of the security based on future estimated cash flows. FSP 115-1 and 124-1 were effective for fiscal years beginning after December 15, 2005 and was adopted by the Company on January 1, 2006. Adoption of FSP 115-1 and 124-1 of did not have a material impact on the Company's results of operations and/or equity.

2. INVESTMENTS

    The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at March 31, 2006 and December 31, 2005, by investment category, were as follows (dollars in thousands):


                                                                                              GROSS UNREALIZED LOSSES
                                                               AMORTIZED       GROSS        ---------------------------    ESTIMATED
                                                                COST OR      UNREALIZED     LESS THAN 12   MORE THAN 12      FAIR
MARCH 31, 2006                                                    COST         GAINS           MONTHS         MONTHS         VALUE
--------------                                                 ---------     ----------     ------------   ------------    ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
  U.S. Treasury ...........................................    $  15,623       $    --         $    (318)   $    (188)     $  15,117
  U.S. Agencies ...........................................       40,047              10            (403)        (111)        39,543
  Collateralized mortgage obligations .....................       18,163             303            (439)        --           18,027
  Mortgage pass-through securities ........................       43,650              55            (886)        (771)        42,048
Obligations of states and political subdivisions ..              462,045          10,397          (2,731)        (820)       468,891
Corporate bonds ...........................................       68,725           1,434          (1,337)        (530)        68,292
Non-agency collateralized mortgage obligations ............       22,197            --            (1,277)        --           20,920
Other asset-backed securities:
  Second mortgages/home equity loans ......................       25,924            --              (226)         (53)        25,645
  Other ...................................................        5,613              73            (216)        --            5,470
Redeemable preferred stock ................................        3,000              95            --           --            3,095
                                                               ---------       ---------       ---------    ---------      ---------
  Total fixed income securities ...........................      704,987          12,367          (7,833)      (2,473)       707,048
Equity securities .........................................        1,323             141            --           --            1,464
                                                               ---------       ---------       ---------    ---------      ---------
  Total ...................................................    $ 706,310       $  12,508       $  (7,833)   $  (2,473)     $ 708,512
                                                               =========       =========       =========    =========      =========

                                                                                        GROSS UNREALIZED LOSSES
                                                          AMORTIZED      GROSS        ---------------------------       ESTIMATED
                                                           COST OR     UNREALIZED     LESS THAN 12   MORE THAN 12         FAIR
DECEMBER 31, 2005                                           COST         GAINS           MONTHS         MONTHS            VALUE
-----------------                                        -----------   ----------     ------------   ------------      ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
  U.S. Treasury.......................................   $    15,637   $       --      $     (32)     $    (153)        $  15,452
  U.S. Agencies.......................................        40,055          131           (195)           (86)           39,905
  Collateralized mortgage obligations.................        18,696          432           (223)            --            18,905
  Mortgage pass-through securities....................        45,607           87           (647)          (453)           44,594
Obligations of states and political subdivisions......       464,417       14,424         (1,282)          (475)          477,084
Corporate bonds.......................................        69,626        1,885         (1,152)           (13)           70,346
Non-agency collateralized mortgage obligations........        22,200           --           (690)            --            21,510
Other asset-backed securities:
  Second mortgages/home equity loans..................        25,924           21           (181)            --            25,764
  Other...............................................         5,613           93           (115)            --             5,591
Redeemable preferred stock............................         3,000          128             --             --             3,128
                                                         -----------   ----------      ---------      ---------         ---------
  Total fixed income securities.......................       710,775       17,201         (4,517)        (1,180)          722,279
Equity securities.....................................         1,201          105             --             --             1,306
                                                         -----------   ----------      ---------      ---------         ---------
  Total...............................................   $   711,976   $   17,306      $  (4,517)     $  (1,180)        $ 723,585
                                                         ===========   ==========      =========      =========         =========


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

    As of March 31, 2006, 107 securities held by the Company were in an unrealized loss position. The Company believes that 106 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 106 securities, 80 were rated "AAA" by Standard & Poor's ("S&P") and "Aaa" by Moody's Investor Services ("Moody's"). Only fourteen of these 106 securities were in a loss position that exceeded 5% of its book value, with the largest unrealized loss, $0.5 million, being approximately 5.6% of that security's book value. The largest percentage unrealized loss was approximately 8.5% of that security's book value resulting in an unrealized loss of $0.1 million.

    The remaining security that was in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of approximately 9% ($0.3 million) of its book value and was rated below investment grade by S&P and Moody's. The Company believes that the financial condition and near-term prospects of the issuer are strong, and expects that the unrealized loss will reverse. The Company intends and believes it has the ability to hold this investment until the expected recovery in value, which may be at maturity.

    Based on the foregoing information, the Company believes there are no other-than-temporary impairments at March 31, 2006.

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

3. REINSURANCE

    The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                 --------------------------------------------------
                                                                           2006                      2005
                                                                 ------------------------  ------------------------
                                                                   WRITTEN       EARNED       WRITTEN      EARNED
                                                                 -----------    ---------    --------    ----------
Direct.....................................................      $    85,758    $  75,221    $  77,929   $   65,260
Assumed....................................................           26,971       27,277       25,364       28,988
Ceded......................................................          (10,823)     (10,610)     (18,583)     (13,685)
                                                                 ------------   ---------    ---------   ----------
Net premiums...............................................      $   101,906    $  91,888    $  84,710   $   80,563
                                                                 ===========    =========    =========   ==========


    Assumed premiums primarily include all surety business written or renewed, net of reinsurance, by CCC and CIC, which is reinsured by Western Surety pursuant to reinsurance and related agreements.

    The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                           -----------------------------------------
                                                                                   2006                  2005
                                                                           -------------------   -------------------
                                                                               $         RATIO       $         RATIO
                                                                           ---------     -----   ---------     -----
Gross losses and loss adjustment expenses............................      $  26,854     26.2%   $  28,611     30.4%
Ceded amounts........................................................         (3,258)    30.7%      (7,020)    51.3%
                                                                           ---------             ---------
Net losses and loss adjustment expenses..............................      $  23,596     25.7%   $  21,591     26.8%
                                                                           =========             =========


2006 THIRD PARTY REINSURANCE COMPARED TO 2005 THIRD PARTY REINSURANCE

    Effective January 1, 2006, CNA Surety entered into a new excess of loss treaty ("2006 Excess of Loss Treaty") with a group of third party reinsurers on terms similar to the 2005 Excess of Loss Treaty. Under the 2006 Excess of Loss Treaty, the Company's net retention per principal remains at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. The material difference between the 2006 Excess of Loss Treaty and the Company's 2005 Excess of Loss Treaty is as follows. The base annual premium for the 2006 Excess of Loss Treaty is $36.9 million compared to the actual cost of the 2005 Excess of Loss Treaty of $41.5 million. The contract includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2006 on bonds that were in force during 2006.

RELATED PARTY REINSURANCE

    Reinsurance agreements together with the Services and Indemnity Agreement that are described below provide for the transfer of the surety business written by CCC and CIC to Western Surety.

    The Services and Indemnity Agreement provides the Company's insurance subsidiaries the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2006 and expires on December 31, 2006 and is annually renewable thereafter.

    Through a surety quota share treaty ("the Quota Share Treaty"), CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after September 30, 1997 ("the Merger Date"). The Quota Share Treaty was renewed on January 1, 2006 and expires on December 31, 2006 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

    Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through March 31, 2006.

    Through a stop loss contract entered into at the Merger Date (the "Stop Loss Contract"), the Company's insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of March 31, 2006 and December 31, 2005, the Company had billed and received $45.9 million under the Stop Loss Contract.

    The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company's third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, expiring December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. As of March 31, 2006 and December 31, 2005, the Company has ceded losses of $50.0 million under the terms of this contract.

    The Company and CCC entered into a $50 million excess of $100 million contract for the period of January 1, 2005 to December 31, 2005. The premium for this contract was $4.8 million plus an additional premium of $14.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to exclude coverage for the large national contractor, to reduce the premium to $3.0 million, and to reduce the additional premium to $7.0 million. As of December 31, 2005, no losses have been ceded under this contract, which was not renewed for 2006.

    As of March 31, 2006 and December 31, 2005, CNA Surety had an insurance receivable balance from CCC and CIC of $67.4 million and $61.0 million, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of March 31, 2006 and December 31, 2005.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    -------------------------
                                                                                       2006           2005
                                                                                    -----------   -----------
Reserves at beginning of period:
Gross...........................................................................    $   424,449   $   363,387
Ceded reinsurance...............................................................        147,435       116,831
                                                                                    -----------   -----------
  Net reserves at beginning of period...........................................        277,014       246,556
                                                                                    -----------   -----------
Net incurred loss and loss adjustment expenses:
  Provision for insured events of current period................................         23,637        21,591
  Decrease in provision for insured events of prior periods.....................            (41)           --
                                                                                    ------------  -----------
  Total net incurred............................................................         23,596        21,591
                                                                                    -----------   -----------
Net payments attributable to:
  Current period events.........................................................            410           162
  Prior period events...........................................................         24,022        29,795
                                                                                    -----------   -----------
  Total net payments............................................................         24,432        29,957
                                                                                    -----------   -----------
Net reserves at end of period...................................................        276,178       238,190
Ceded reinsurance at end of period..............................................        150,003       119,160
                                                                                    -----------   -----------
  Gross reserves at end of period...............................................    $   426,181   $   357,350
                                                                                    ===========   ===========

5. DEBT

    On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2005 Credit Facility"). The 2005 Credit Facility provides an aggregate of up to $50.0 million in borrowings under a revolving credit facility. At March 31, 2006 and December 31, 2005, the outstanding 2005 Credit Facility balance was $20.0 million. The 2005 Credit Facility matures on June 30, 2008. No other debt matures in the next five years.

    The term of borrowings under the 2005 Credit Facility may be fixed, at the Company's option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on the Company's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin was 1.25% at March 31, 2006. As of March 31, 2006, the weighted average interest rate on the 2005 Credit Facility was 6.125% on the $20.0 million of outstanding borrowings.

    The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. ("A.M. Best") for each of the Company's insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants for the quarter ended March 31, 2006.

    In May of 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a 30-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (the "Issuer Trust"). The Company's investment of $0.9 million in the Issuer Trust is carried at cost in "Other assets" in the Company's Condensed Consolidated Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is $75.0 million, consisting of annual dividend payments of $1.5 million over 30 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

    The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of March 31, 2006 the interest rate on the junior subordinated debenture was 8.12%.

6. EMPLOYEE BENEFITS

    CNA Surety established the CNA Surety Corporation Deferred Compensation Plan ("2000 Plan"), effective April 1, 2000. The Company established and maintains the 2000 Plan as an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees. The purpose of the 2000 Plan is to permit designated employees of the Company and participating affiliates to accumulate additional retirement income through a nonqualified deferred compensation plan that enables them to defer compensation to which they will become entitled in the future.

    On April 25, 2005, the Board of Directors of CNA Surety Corporation approved the CNA Surety Corporation 2005 Deferred Compensation Plan (the "2005 Plan") and the CNA Surety Corporation 2005 Deferred Compensation Plan Trust (the "2005 Trust"). The 2005 Plan and 2005 Trust were adopted in connection with the enactment of Section 409A of the Internal Revenue Code of 1986, as amended (the "Code"), which was implemented under the American Jobs Creation Act of 2004. The 2005 Plan and 2005 Trust will be used in lieu of the 2000 Plan and the CNA Surety Corporation Deferred Compensation Plan Trust (the "2000 Trust") for all amounts deferred on or after January 1, 2005. Amounts deferred under the 2000 Plan prior to January 1, 2005 will continue to be covered by and paid out in accordance with the terms of the 2000 Plan, the 2000 Trust and the elections made by participants under the 2000 Plan.

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

    The plans' combined net periodic postretirement benefit cost included the following components (amounts in thousands):

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                 -------------------
                                                                                                  2006          2005
                                                                                                 ------        ------
Net periodic benefit cost:
  Service cost................................................................................   $   74        $   37
  Interest cost...............................................................................      143            75
  Prior service cost..........................................................................      (41)          (41)
  Recognized net actuarial loss...............................................................       63            --
                                                                                                 ------        ------
  Net periodic benefit cost...................................................................   $  239        $   71
                                                                                                 ======        ======

    The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2006. As of March 31, 2006, $0.1 million of contributions have been made to the postretirement benefit plans.

7. COMMITMENTS AND CONTINGENCIES

    The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

8. STOCK-BASED COMPENSATION

    The compensation expense recorded for the Company's stock-based compensation plan was $0.3 million in the current quarter. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.1 million in the current quarter. The amount of cash received from the exercise of stock options was $3.2 million and $1.3 million during the quarters ended March 31, 2006 and March 31, 2005, respectively.

1997 LONG-TERM EQUITY COMPENSATION PLAN

    The Company has reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, non-qualified stock options and stock appreciation rights ("SARs") to be granted under the CNA Surety 1997 Long-Term Equity Compensation Plan ("the 1997 Plan"). The aggregate number of shares initially available for which options may be granted under the 1997 Plan is 3,000,000.

    The Compensation Committee (the "Committee") of the Board of Directors, consisting of independent members of the Board of Directors, administers the 1997 Plan. The Committee determines the option exercise prices. Exercise prices may not be less than the fair market value of the Company's common stock on the date of grant for incentive stock options and may not be less than the par value of the Company's common stock for non-qualified stock options.

    The 1997 Plan provides for the granting of incentive stock options as defined under Section 382 of the Internal Revenue Code of 1986, as amended. All non-qualified stock options and incentive stock options granted under the 1997 Plan expire ten years after the date of grant and vest ratably over the four-year period following the date of grant.

    No options were granted under the 1997 Plan during the quarters ended March 31, 2006 and March 31, 2005.

    The Company's 2006 Long-Term Equity Compensation Plan ("the 2006 Plan"), which replaces the 1997 Plan, was approved by shareholders on April 25, 2006.

    A summary of option activity as of March 31, 2006 is presented below:


                                                                                                        WEIGHTED
                                                                                                      AVERAGE OPTION
                                                                                   SHARES SUBJECT       PRICE PER
                                                                                     TO OPTION            SHARE
                                                                                   --------------    ----------------
Outstanding options at January 1, 2006..........................................      1,587,909         $   12.41
 Options granted................................................................             --         $      --
 Options forfeited/expired......................................................        (23,775)        $   13.54
 Options exercised..............................................................       (230,200)        $   12.78
                                                                                     ----------
Outstanding options at March 31, 2006...........................................      1,333,934         $   12.32
                                                                                     ==========


    A summary of the status of the Company's non-vested options as of March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below:


                                                                                                       WEIGHTED
                                                                                                        AVERAGE
                                                                                   SHARES SUBJECT     GRANT-DATE
                                                                                     TO OPTION        FAIR VALUE
                                                                                   --------------     ----------
Non-vested options at January 1, 2006...........................................        785,845         $   11.91

 Options granted................................................................             --                --

 Options vested.................................................................             --                --
 Options forfeited..............................................................         (4,100)        $   11.84
                                                                                       --------
Non-vested options at March 31, 2006............................................        781,745         $   11.91
                                                                                       ========



    As of March 31, 2006, the number of shares available for granting of options under the 1997 Plan was 566,077.

    The following table summarizes information about stock options outstanding at March 31, 2006:


                                                      OPTIONS OUTSTANDING
                                        ---------------------------------------------------        OPTIONS EXERCISABLE
                                                       WEIGHTED AVERAGE                       ------------------------------
                                          NUMBER           REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------                -----------    ----------------    ----------------   -----------   ----------------
$9.35 to $11.50......................     397,750         6.6 years             $   9.88         214,050        $  10.21
$12.06 to $15.875....................     936,184         7.4 years             $  13.36         338,139        $  14.62

    The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 were $5.9 million and $2.1 million, respectively. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $0.8 million.

    As of March 31, 2006, there was $1.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 1997 Plan. That cost is expected to be recognized as follows:
2006 - $0.9 million; 2007 - $0.5 million; 2008 - $0.2 million; and 2009 - $0.1 million.

                     CNA SURETY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following is a discussion and analysis of CNA Surety Corporation and its subsidiaries' (collectively, "CNA Surety" or the "Company") operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements in
Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

    Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company's results of operations and financial condition pertain to reserves for unpaid losses and loss adjustment expenses and reinsurance, investments, intangible assets, recognition of premium revenue and the related unearned premium liability, and deferred policy acquisition costs. The Company's accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables, are particularly critical to an assessment of the Company's financial results. These balances are highly subjective and require management's most complex judgments because of the need to make estimates about the effects of matters that are inherently uncertain.

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

    As of any balance sheet date, not all claims have been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported ("IBNR") claims. The following table shows the estimated liability as of March 31, 2006 for unpaid claims applicable to reported claims and to IBNR (dollars in thousands) for each sub-line of business:


                                                                              GROSS CASE LOSS       GROSS IBNR LOSS    TOTAL GROSS
                                                                             AND LAE RESERVES      AND LAE RESERVES      RESERVES
                                                                             ----------------      ----------------    ------------
Contract...................................................................     $  127,101            $  127,271        $   254,372
Commercial.................................................................        105,889                54,189            160,078
Fidelity and other.........................................................          4,391                 7,340             11,731
                                                                                ----------            ----------        -----------
Total......................................................................     $  237,381            $  188,800        $   426,181
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

    The Company's Condensed Consolidated Balance Sheets includes estimated liabilities for unpaid losses and loss adjustment expenses of $426.2 million and $424.4 million and reinsurance receivables related to unpaid losses of $150.0 million and $147.4 million at March 31, 2006 and December 31, 2005, respectively. Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings and financial condition. Future effects from changes in these estimates will be recorded in the period such changes are determined to be needed.

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

INTANGIBLE ASSETS

    CNA Surety's Condensed Consolidated Balance Sheet as of March 31, 2006 and December 31, 2005 includes intangible assets of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure").

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

    COMPARISON OF CNA SURETY RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

ANALYSIS OF NET INCOME

    Net income for the three months ended March 31, 2006 was $18.0 million, compared to a net income of $14.1 million for the same period in 2005. This increase is primarily a result of higher net earned premium, higher net investment income, and the impacts of lower loss and expense ratios. The components of net income are discussed in the following sections.

RESULTS OF INSURANCE OPERATIONS

    Underwriting components for the Company for the three months ended March 31, 2006 and 2005 are summarized in the following table (dollars in thousands):

                                                                                                               THREE MONTHS
                                                                                                                   ENDED
                                                                                                                 MARCH 31,
                                                                                                             2006          2005
                                                                                                         -----------   -----------
Gross written premiums...............................................................................    $   112,729   $   103,293
                                                                                                         ===========   ===========
Net written premiums.................................................................................    $   101,906   $    84,710
                                                                                                         ===========   ===========
Net earned premiums..................................................................................    $    91,888   $    80,563
                                                                                                         ===========   ===========
Net losses and loss adjustment expenses..............................................................    $    23,596   $    21,591
                                                                                                         ===========   ===========
Net commissions, brokerage and other expenses........................................................    $    50,913   $    48,645
                                                                                                         ===========   ===========
Loss ratio...........................................................................................           25.7%         26.8%
Expense ratio........................................................................................           55.4          60.4
                                                                                                         -----------   -----------
Combined ratio.......................................................................................           81.1%         87.2%
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

    Gross written premiums are summarized in the following table (dollars in thousands):


                                                                                                                 THREE MONTHS
                                                                                                                    ENDED
                                                                                                                  MARCH 31,
                                                                                                             2006          2005
                                                                                                          -----------   -----------
Contract..............................................................................................    $    67,444   $    56,271
Commercial............................................................................................         35,855        37,213
Fidelity and other....................................................................................          9,430         9,809
                                                                                                          -----------   -----------
Total.................................................................................................    $   112,729   $   103,293
                                                                                                          ===========   ===========

    Gross written premiums increased 9.1% to $112.7 million, for the three months ended March 31, 2006 as compared with the same period in 2005. Contract surety gross written premiums increased 19.9% to $67.4 million due primarily to increased demand as a result of the strong construction economy as well as increased volume resulting from growth over the last several years in the number of targeted accounts serviced. Commercial surety gross written premiums decreased 3.6% to $35.9 million primarily due to declining premium volume on large commercial accounts. Fidelity and other premiums decreased by 3.9% primarily due to a decline in notary errors and omissions policies associated with a reduction in notary bond business of a large producer.

    Net written premiums are summarized in the following table (dollars in thousands):


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            2006           2005
                                                                         ---------      ---------
Contract.........................................................        $  57,712      $  40,052
Commercial.......................................................           34,764         34,849
Fidelity and other...............................................            9,430          9,809
                                                                         ---------      ---------
Total............................................................        $ 101,906      $  84,710
                                                                         =========      =========


    Net written premiums increased 20.3% or $17.2 million, for the three months ended March 31, 2006 as compared with the same period in 2005, primarily due to the increase in gross written premiums as described above and a decrease in ceded written premiums. Ceded written premiums decreased $7.8 million for the three months ended March 31, 2006 as compared with the same period in 2005, resulting from the Company's decision not to renew a high-level excess of loss reinsurance treaty and cost savings on the Company's core reinsurance program.

EXCESS OF LOSS REINSURANCE

    The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. The Company's reinsurance coverage is provided by third party reinsurers and related parties.

2006 THIRD PARTY REINSURANCE COMPARED TO 2005 THIRD PARTY REINSURANCE

    Effective January 1, 2006, CNA Surety entered into a new excess of loss treaty ("2006 Excess of Loss Treaty") with a group of third party reinsurers on terms similar to the 2005 Excess of Loss Treaty. Under the 2006 Excess of Loss Treaty, the Company's net retention per principal remains at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. The material difference between the 2006 Excess of Loss Treaty and the Company's 2005 Excess of Loss Treaty is as follows. The base annual premium for the 2006 Excess of Loss Treaty is $36.9 million compared to the actual cost of the 2005 Excess of Loss Treaty of $41.5 million. The contract includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2006 on bonds that were in force during 2006.

RELATED PARTY REINSURANCE

    Reinsurance agreements together with the Services and Indemnity Agreement that are described below provide for the transfer of the surety business written by CCC and CIC to Western Surety.

    The Services and Indemnity Agreement provides the Company's insurance subsidiaries the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2006 and expires on December 31, 2006 and is annually renewable thereafter.

    Through a surety quota share treaty ("the Quota Share Treaty"), CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after September 30, 1997 ("the Merger Date"). The Quota Share Treaty was renewed on January 1, 2006 and expires on December 31, 2006 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

    Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of September 30, 1997 by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through March 31, 2006.

    Through a stop loss contract entered into at the Merger Date (the "Stop Loss Contract"), the Company's insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of March 31, 2006 and December 31, 2005, the Company had billed and received $45.9 million under the Stop Loss Contract.

    The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company's third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, expiring December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. As of March 31, 2006 and December 31, 2005, the Company has ceded losses of $50.0 million under the terms of this contract.

    The Company and CCC entered into a $50 million excess of $100 million contract for the period of January 1, 2005 to December 31, 2005. The premium for this contract was $4.8 million plus an additional premium of $14.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to exclude coverage for the large national contractor, to reduce the premium to $3.0 million, and to reduce the additional premium to $7.0 million. As of December 31, 2005, no losses have been ceded under this contract, which was not renewed for 2006.

NET LOSS RATIO

    The net loss ratio was 25.7% for the three months ended March 31, 2006 as compared with 26.8% for the same period in 2005. The lower loss ratio reflects improved claim experience and the increase in net earned premium that resulted from the Company's decision not to renew a high-level excess of loss reinsurance treaty and cost savings on the Company's core reinsurance program.

EXPOSURE MANAGEMENT

    The Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company continues with various exposure management initiatives. These initiatives are particularly focused on exposure to large commercial accounts. Large commercial accounts are defined as accounts with exposures in excess of $10.0 million. "Exposure" is defined as the face amount of the bond. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, to large commercial accounts with exposures in excess of $25.0 million. However, total large commercial account exposure has increased slightly in the first quarter of 2006.


                                           NUMBER OF ACCOUNTS           TOTAL EXPOSURE (DOLLARS IN MILLIONS)
                                                  AS OF                                 AS OF
                                        -------------------------   ---------------------------------------------
                                         MARCH 31,   DECEMBER 31,    MARCH 31,      DECEMBER 31,      % REDUCTION
COMMERCIAL ACCOUNT EXPOSURE                2006          2005          2006             2005          (INCREASE)
---------------------------             ---------    -----------    -----------     -------------     -----------
$100 million and larger.............        2              2           $  238.2         $  246.6            3.4%
$50 to $100 million.................        2              2              134.5            137.6            2.3%
$25 to $50 million..................        8              9              266.3            307.7           13.5%
$10 to $25 million..................       36             32              502.8            445.6          (12.8)%
                                          ---            ---           --------         --------
Total...............................       48             45           $1,141.8         $1,137.5          (0.4)%
                                          ===            ===           ========         ========

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

EXPENSE RATIO

    The expense ratio was 55.4% for the three months ended March 31, 2006 as compared with 60.4% for the same period in 2005. Approximately 1.3 percentage points of this improvement resulted from the impact of the reduction in cost of the Company's 2006 reinsurance program. The remaining improvement reflects the strong premium growth accomplished with only a minimal increase in underwriting expenses.

INVESTMENT INCOME AND REALIZED INVESTMENT GAINS/LOSSES

    Net investment income was $9.2 million for the three months ended March 31, 2006, as compared with $8.0 million for the same period in 2005. This is due to the significant increase in invested assets. The annualized pre-tax yield was 4.5% and 4.4% for the three months ended March 31, 2006 and 2005, respectively. The annualized after-tax yield was 3.8% and 3.7% for the three months ended March 31, 2006 and 2005, respectively. Net realized investment gains were negligible for the three months ended March 31, 2006 compared to $2.0 million for the three months ended March 31, 2005. This decrease was due to the absence of the realized investment gain in 2005 from the Company's sale of its interest in De Montfort Group, Ltd.

    The following summarizes net realized investment gains (losses) activity (dollars in thousands):


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2006          2005
                                                              --------      --------
Gross realized investment gains...........................    $     19      $  2,165
Gross realized investment losses..........................          (1)         (154)
                                                              --------      --------
Net realized investment gains.............................    $     18      $  2,011
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

INTEREST EXPENSE

    Interest expense increased by 23.0% for the three months ended March 31, 2006 as compared with the same period in 2005, due to higher interest rates associated with the Credit Facility and the subordinated debentures, partially offset by a reduction in weighted average debt outstanding. Weighted average debt outstanding was $50.9 million for the three months ended March 31, 2006 as compared with $65.9 million for the same period in 2005. The weighted average interest rate for the three months ended March 31, 2006 was 7.1% as compared with 4.5% for the same period in 2005.

INCOME TAXES

    For the three months ended March 31, 2006, the Company's effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. The impact of tax-exempt securities on taxable income was $4.3 million for the three months ended March 31, 2006. The impact of tax-exempt securities on taxable income was $3.9 million for the three months ended March 31, 2005.

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

    The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At March 31, 2006, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $706.2 million of fixed income securities, $71.8 million of short-term investments, $1.0 million of other investments and $10.7 million of cash. At December 31, 2005, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $721.3 million of fixed income securities, $48.4 million of short-term investments, $1.0 million of other investments and $4.3 million of cash.

    During the first quarter of 2006, the Company paid an additional $12.0 million related to the surety losses of the large national contractor discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The Company's exposure, net of expected reinsurance recoveries from CCC, of $60.0 million was previously fully reserved.

    Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At March 31, 2006, the parent company's invested assets consisted of $0.8 million of fixed income securities, $1.5 million of equity securities, and $9.8 million of short-term investments and cash. At December 31, 2005, the parent company's invested assets consisted of $1.0 million of fixed income securities, $1.3 million of equity securities, and $19.2 million of short-term investments and cash. At March 31, 2006 and December 31, 2005 respectively, parent company short-term investments and cash included $1.5 million and $6.6 million of restricted cash primarily related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

    The Company's consolidated net cash flow provided by operating activities was $14.2 million for the three months ended March 31, 2006 compared to net cash flow provided by operating activities of $2.5 million for the comparable period in 2005. The increase in net cash flow provided by operating activities primarily relates to higher premiums received and lower loss payments.

    On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2005 Credit Facility"). The 2005 Credit Facility provides an aggregate of up to $50.0 million in borrowings under a revolving credit facility. At March 31, 2006 and December 31, 2005, the outstanding 2005 Credit Facility balance was $20.0 million. The 2005 Credit Facility matures on June 30, 2008. No other debt matures in the next five years.

    The term of the borrowings under the 2005 Credit Facility may be fixed, at the Company's option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on the Company's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin was 1.25% at March 31, 2006. As of March 31, 2006, the weighted average interest rate on the 2005 Credit Facility was 6.125% on the $20.0 million of outstanding borrowings.

    The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. ("A.M. Best"). for each of the Company's insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company is in compliance with all covenants during the quarter ended March 31, 2006.

    In May of 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a 30-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (the "Issuer Trust"). The Company's investment of $0.9 million in the Issuer Trust is carried at cost in "Other assets" in the Company's Condensed Consolidated Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The

Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is $75.0 million, consisting of annual dividend payments of $1.5 million over 30 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

    The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of March 31, 2006 the interest rate on the junior subordinated debenture was 8.12%.

    A summary of the Company's commitments as of March 31, 2006 is presented in the following table (in millions):


MARCH 31, 2006                                       2006        2007       2008      2009      2010     THEREAFTER   TOTAL
--------------                                     --------    -------    -------   -------    ------    ----------  -------
Debt (a)........................................   $    3.1    $   3.7    $  23.3   $   2.5    $  2.5     $  89.8    $ 124.9

Operating leases................................        1.4        1.8        1.6       1.7       1.7         2.3       10.5

Loss and loss adjustment expense reserves.......      152.0      172.1       45.7      12.2      10.0        34.2      426.2

Other long-term liabilities (b).................        0.3        0.8        0.7       0.5       0.5         6.0        8.8
                                                   --------    -------    -------   -------    ------     -------     ------
Total...........................................   $  156.8    $ 178.4    $  71.3   $  16.9    $ 14.7     $ 132.3     $570.4
                                                   ========    =======    =======   =======    ======     =======     ======


(a) Reflects expected principal and interest payments.

(b) Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.

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

    The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2006 is based on statutory surplus and income at and for the year ended December 31, 2005. Without prior regulatory approval, CNA Surety's insurance subsidiaries may pay stockholder dividends of $39.1 million in the aggregate in 2006. CNA Surety received no dividends from its insurance subsidiaries during the first three months of 2006 or 2005. CNA Surety received no dividends from its non-insurance subsidiaries during the first three months of 2006. CNA Surety received $1.5 million in dividends, including $0.5 million in cash, from its non-insurance subsidiaries during the first three months of 2005.

    Combined statutory surplus totaled $292.1 million at March 31, 2006, resulting in a net written premium to statutory surplus ratio of 1.3 to 1. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2006 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $145.0 million at Western Surety. At March 31, 2006, Western Surety's statutory surplus was $292.1 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

    In accordance with the provisions of inter-company tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by (or refunds received from) the Internal Revenue Service ("IRS"). CNA Surety received $3.1 million and $0.7 million from its subsidiaries for the three months ended March 31, 2006 and March 31, 2005, respectively.

    Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of Western Surety and Surety Bonding are $24.6 million and $0.7 million, respectively. Through the Surety Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. The Surety Quota Share Treaty had an original term of five years from the Merger Date and was renewed on October 1, 2002, January 1, 2004, January 1, 2005, and January 1, 2006 on substantially the same terms. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of CCC and its affiliates total $645.7 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

    Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present obligations and capital needs.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

    The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at March 31, 2006 and December 31, 2005, by investment category, were as follows (dollars in thousands):


                                                                                                          GROSS
                                                                                                    UNREALIZED LOSSES
                                                                     AMORTIZED       GROSS         LESS         MORE       ESTIMATED
                                                                      COST OR     UNREALIZED       THAN         THAN         FAIR
MARCH 31, 2006                                                         COST          GAINS       12 MONTHS    12 MONTHS      VALUE
--------------                                                      -----------   ----------   ------------  ----------   ----------
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government
  and agencies:
  U.S. Treasury................................................     $    15,623   $       --   $     (318)   $    (188)   $   15,117
  U.S. Agencies................................................          40,047           10         (403)        (111)       39,543
  Collateralized mortgage obligations..........................          18,163          303         (439)          --        18,027
  Mortgage pass-through securities.............................          43,650           55         (886)        (771)       42,048
Obligations of states and political subdivisions...............         462,045       10,397       (2,731)        (820)      468,891
Corporate bonds................................................          68,725        1,434       (1,337)        (530)       68,292
Non-agency collateralized mortgage obligations.................          22,197           --       (1,277)          --        20,920
Other asset-backed securities:
  Second mortgages/home equity loans...........................          25,924           --         (226)         (53)       25,645
  Other........................................................           5,613           73         (216)          --         5,470
Redeemable preferred stock.....................................           3,000           95           --           --         3,095
                                                                    -----------   ----------   ----------    ---------    ----------
  Total fixed income securities................................         704,987       12,367       (7,833)      (2,473)      707,048
Equity securities..............................................           1,323          141           --           --         1,464
                                                                    -----------   ----------   ----------    ---------    ----------
  Total........................................................     $   706,310   $   12,508   $   (7,833)   $  (2,473)   $  708,512
                                                                    ===========   ==========   ==========    =========    ==========


                                                                                                          GROSS
                                                                                                    UNREALIZED LOSSES
                                                                     AMORTIZED       GROSS         LESS         MORE       ESTIMATED
                                                                      COST OR     UNREALIZED       THAN         THAN          FAIR
DECEMBER 31, 2005                                                      COST          GAINS       12 MONTHS    12 MONTHS      VALUE
-----------------                                                   ----------    ----------   -----------   ----------   ----------
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government
  and agencies:
  U.S. Treasury................................................     $    15,637   $       --   $      (32)   $    (153)   $   15,542
  U.S. Agencies................................................          40,055          131         (195)         (86)       39,905
  Collateralized mortgage obligations..........................          18,696          432         (223)          --        18,905
  Mortgage pass-through securities.............................          45,607           87         (647)        (453)       44,594
Obligations of states and political subdivisions...............         464,417       14,424       (1,282)        (475)      477,084
Corporate bonds................................................          69,626        1,885       (1,152)         (13)       70,346
Non-agency collateralized mortgage obligations.................          22,200           --         (690)          --        21,510
Other asset-backed securities:
  Second mortgages/home equity loans...........................          25,924           21         (181)          --        25,764
  Credit card receivables......................................                                                     --
  Other........................................................           5,613           93        (115)           --         5,591
Redeemable preferred stock.....................................           3,000          128          --            --         3,128
                                                                    ----------    ----------   ----------    ---------    ----------
  Total fixed income securities................................         710,775       17,201       (4,517)      (1,180)      722,279
Equity securities..............................................           1,201          105          --            --         1,306
                                                                    -----------   ----------   ----------    ---------    ----------
  Total........................................................     $   711,976   $   17,306   $   (4,517)   $  (1,180)   $  723,585
                                                                    ===========   ==========   ==========    =========    ==========

    The following table summarizes for fixed income securities in an unrealized loss position at March 31, 2006 and 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):


                                                                 MARCH 31, 2006                  DECEMBER 31, 2005
                                                          -----------------------------    ------------------------------
                                                            ESTIMATED        GROSS          ESTIMATED          GROSS
UNREALIZED LOSS AGING                                      FAIR VALUE   UNREALIZED LOSS     FAIR VALUE    UNREALIZED LOSS
---------------------                                     -----------   ---------------    ------------   ---------------
Fixed income securities:
0-6 months............................................    $   124,923     $   1,403         $   224,117     $   3,468
7-12 months...........................................        176,786         6,429              32,630         1,049
13-24 months..........................................         37,416         1,380              32,429         1,105
Greater than 24 months................................         18,538         1,094               1,089            75
                                                          -----------     ---------         -----------     ---------
Total ................................................    $   357,663     $  10,306         $   290,265     $   5,697
                                                          ===========     =========         ===========     =========


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

    The decision to record an other-than-temporary impairment loss incorporates both quantitative criteria and qualitative information. The Company considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

    For securities for which an other-than-temporary impairment loss has been recorded, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Operations.

    As of March 31, 2006, 107 securities held by the Company were in an unrealized loss position. The Company believes that 106 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 106 securities, 80 were rated "AAA" by Standard & Poor's ("S&P") and "Aaa" by Moody's Investor Services ("Moody's"). Only fourteen of these 106 securities were in a loss position that exceeded 5% of its book value, with the largest unrealized loss, $0.5 million, being approximately 5.6% of that security's book value. The largest percentage unrealized loss was approximately 8.5% of that security's book value resulting in an unrealized loss of $0.1 million.

    The remaining security that was in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of approximately 9% of its book value and was rated below investment grade by S&P and Moody's. The Company believes that the financial condition and near-term prospects of the issuer are strong, and expects that the unrealized loss will reverse. The Company intends and believes it has the ability to hold this investment until the expected recovery in value, which may be at maturity.

    Based on the foregoing information, the Company believes there are no other-than-temporary impairments at March 31, 2006.

IMPACT OF PENDING ACCOUNTING STANDARDS

    In January 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 will improve financial reporting by eliminating the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS 155 will also improve financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of this standard is not expected to have a material impact on the Company's results of operations or equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    CNA Surety's investment portfolio is subject to economic losses due to adverse changes in the fair value of its financial instruments, or market risk. Interest rate risk represents the largest market risk factor affecting the Company's consolidated financial condition due to its significant level of investments in fixed income securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of the Company's fixed income portfolio. The fair value of these interest rate sensitive instruments may also be affected by the credit-worthiness of the issuer, prepayment options, relative value of alternative investments, the liquidity of the instrument, income tax considerations and general market conditions. The Company manages its exposure to interest rate risk primarily through an asset/liability matching strategy. The Company's exposure to interest rate risk is mitigated by the relative short-term nature of its insurance and other liabilities. The targeted effective duration of the Company's investment portfolio is approximately 5 years, consistent with the expected duration of its insurance and other liabilities.

    The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of March 31, 2006. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.


                                                                                                                    HYPOTHETICAL
                                                                                                  ESTIMATED FAIR     PERCENTAGE
                                                                                HYPOTHETICAL       VALUE AFTER        INCREASE
                                                               FAIR VALUE AT      CHANGE IN       HYPOTHETICAL      (DECREASE) IN
                                                                 MARCH 31,      INTEREST RATE       CHANGE IN       STOCKHOLDERS'
                                                                   2006       (BP=BASIS POINTS)   INTEREST RATE         EQUITY
                                                               -------------  -----------------  ---------------    -------------
                                                                                       (DOLLARS IN THOUSANDS)
U.S. Government and government agencies and authorities......  $    114,735   200 bp increase     $   104,193           (1.4)%
                                                                              100 bp increase         109,660           (0.7)
                                                                              100 bp decrease         118,429            0.5
                                                                              200 bp decrease         120,942            0.8

States, municipalities and political subdivisions............       468,891   200 bp increase         417,758           (6.8)
                                                                              100 bp increase         443,210           (3.4)
                                                                              100 bp decrease         495,721            3.5
                                                                              200 bp decrease         524,575            7.4

Corporate bonds and all other................................       123,422   200 bp increase         110,270           (1.7)
                                                               ------------
                                                                              100 bp increase         115,163           (1.1)
                                                                              100 bp decrease         125,807            0.3
                                                                              200 bp decrease         131,530            1.1

Total fixed income securities available-for-sale.............  $    707,048   200 bp increase         632,221           (9.9)
                                                               ============
                                                                              100 bp increase         668,033           (5.2)
                                                                              100 bp decrease         739,957            4.3
                                                                              200 bp decrease         777,047            9.2

                                                                                                                       HYPOTHETICAL
                                                                                                    ESTIMATED FAIR      PERCENTAGE
                                                                                   HYPOTHETICAL      VALUE AFTER         INCREASE
                                                               FAIR VALUE AT        CHANGE IN        HYPOTHETICAL      (DECREASE) IN
                                                               DECEMBER 31,        INTEREST RATE      CHANGE IN        STOCKHOLDERS'
                                                                   2005          (BP=BASIS POINTS)   INTEREST RATE        EQUITY
                                                               --------------    ----------------   --------------     -------------
                                                                                         (DOLLARS IN THOUSANDS)
U.S. Government and government agencies and authorities......  $    118,856       200 bp increase    $   108,293            (1.4)%
                                                                                  100 bp increase        113,974            (0.7)
                                                                                  100 bp decrease        122,326             0.5
                                                                                  200 bp decrease        124,776             0.8

States, municipalities and political subdivisions............       477,084       200 bp increase        424,215            (7.2)
                                                                                  100 bp increase        450,423            (3.6)
                                                                                  100 bp decrease        509,862             4.5
                                                                                  200 bp decrease        540,451             8.6

Corporate bonds and all other................................       126,339       200 bp increase        110,645            (2.1)
                                                               ------------
                                                                                  100 bp increase        115,724            (1.4)
                                                                                  100 bp decrease        126,871             0.1
                                                                                  200 bp decrease        132,628             0.9

Total fixed income securities available-for-sale.............  $    722,279       200 bp increase        643,153           (10.8)
                                                               ============
                                                                                  100 bp increase        680,121            (5.8)
                                                                                  100 bp decrease        759,059             5.0
                                                                                  200 bp decrease        797,855            10.3

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

ITEM 1A. RISK FACTORS - Information on the Company's risk factors is set forth in Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year-ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

    At the Annual Meeting of Shareholders of CNA Surety Corporation held on April 25, 2006, the Company's shareholders voted on the following proposals. The numbers of shares issued, outstanding and eligible to vote as of the record date of March 1, 2006 were 43,489,474. Proxies representing 42,648,125 shares or approximately 98 percent of the eligible voting shares were tabulated.

    PROPOSAL I

    Election of Directors.


                                                      NUMBER OF SHARES/VOTES
                                                 -------------------------------
                                                    FOR       AUTHORITY WITHHELD
                                                 ----------   ------------------
Philip H. Britt.............................     42,098,310              549,815
Roy E. Posner...............................     41,899,710              748,415
Adrian M. Tocklin...........................     41,898,678              749,447
James R. Lewis..............................     39,242,914            3,405,211
Lori Komstadius.............................     39,241,298            3,406,827
Robert Tinstman.............................     42,099,027              549,098
John F. Welch...............................     39,242,514            3,405,611


    PROPOSAL II

    To approve the Company's proposed 2006 Long-Term Equity Compensation Plan.

For...............................................................    34,220,932
Against...........................................................     7,111,281
Abstain...........................................................     1,315,912

    PROPOSAL III

    To ratify the Board of Directors' appointment of the Company's independent registered public accounting firm, Deloitte & Touche LLP, for fiscal year 2006.

For...............................................................    42,284,857
Against...........................................................        92,276
Abstain...........................................................       270,992


ITEM 5. OTHER INFORMATION - Reports on Form 8-K:

    February 16, 2006; CNA Surety Corporation Earnings Press Release issued on February 16, 2006

    February 16, 2006; CNA Surety Corporation adoption of a new 2006 Long-Term Equity Compensation Plan

ITEM 6. EXHIBITS


                                                                                                                      EXHIBIT NUMBER
                                                                                                                      --------------
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the          31.1
  Sarbanes-Oxley Act of 2002...................................................................................

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the          31.2
  Sarbanes-Oxley Act of 2002...................................................................................

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the          32.1 *
  Sarbanes-Oxley Act of 2002...................................................................................

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the          32.2 *
  Sarbanes-Oxley Act of 2002...................................................................................

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

CNA SURETY CORPORATION (Registrant)

/s/ John F. Welch
-----------------------------------------------------
John F. Welch
President and Chief Executive Officer

/s/ John F. Corcoran
-----------------------------------------------------
John F. Corcoran
Senior Vice President and Chief Financial Officer

Date: May 1, 2006

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