Form 10-Q/A
period 2006-03-31
CNA SURETY CORP
filed 2006-05-04
CIK 1044566

================================================================================

                                  FORM 10-Q/A
                                Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     43,575,029 shares of Common Stock, $.01 par value as of April 21, 2006.

================================================================================

                                EXPLANATORY NOTE

         This quarterly report on Form 10-Q/A constitutes Amendment No. 1 to the quarterly report on Form 10-Q filed by CNA Surety Corporation (the "Company") originally filed with the Securities and Exchange Commission (the "SEC") on May 1, 2006. This Amendment No. 1 is being filed solely for the following purpose:

         Revising Item 1. Financial Statements

         This amendment corrects a typographical error in the Company's originally filed Condensed Consolidated Balance Sheets. The balance of Retained Earnings at March 31, 2006 was incorrectly shown as $41,928(000). The correct amount is $241,928(000).

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

/s/ Deloitte & Touche LLP
Chicago, Illinois
May 1, 2006

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                               MARCH 31,     DECEMBER 31,
                                                                                                 2006           2005
                                                                                              -----------    -----------
ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $704,987 and $710,775) ..........   $   707,048    $   722,279
  Equity securities, at fair value (cost: $1,323 and $1,201) ..............................         1,464          1,306
  Short-term investments, at cost (approximates fair value)  ..............................        84,038         65,041
  Other investments, at cost ..............................................................           963            965
                                                                                              -----------    -----------
  Total invested assets ...................................................................       793,513        789,591
Cash ......................................................................................         9,869          8,323
Deferred policy acquisition costs .........................................................       105,682        102,833
Insurance receivables:
  Premiums, including $11,242 and $7,947 from affiliates, (net of allowance for doubtful
   accounts: $1,145 and $1,490) ...........................................................        40,899         33,359
  Reinsurance, including $56,149 and $53,025 from affiliates ..............................       122,857        119,670
Deposit with affiliated ceding company ....................................................        32,136         32,287
Intangible assets (net of accumulated amortization: $25,523 and $25,523) ..................       138,785        138,785
Property and equipment, at cost (less accumulated depreciation
  and amortization: $21,200 and $24,887) ..................................................        20,312         19,674
Prepaid reinsurance premiums ..............................................................         5,609          5,396
Accrued investment income .................................................................         9,135          9,522
Other assets ..............................................................................         2,917          3,174
                                                                                              -----------    -----------
  Total assets ............................................................................   $ 1,281,714    $ 1,262,614
                                                                                              ===========    ===========
LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses ..............................................   $   426,181    $   424,449
  Unearned premiums .......................................................................       251,278        241,047
                                                                                              -----------    -----------
  Total reserves ..........................................................................       677,459        665,496
Debt ......................................................................................        50,614         50,589
Deferred income taxes, net ................................................................        17,780         18,820
Current income taxes payable ..............................................................         8,138          6,459
Reinsurance and other payables to affiliates ..............................................           176            174
Accrued expenses ..........................................................................        10,890         16,532
Other liabilities .........................................................................        24,646         27,969
                                                                                              -----------    -----------
  Total liabilities .......................................................................   $   789,703    $   786,039
Commitments and contingencies (See Notes 4, 5, 6, & 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 44,965 shares issued and
  43,569 shares outstanding at March 31, 2006 and 44,734 shares issued and 43,334 shares
  outstanding at December 31, 2005 ........................................................           449            447
Additional paid-in capital ................................................................       263,188        259,684
Retained earnings .........................................................................       241,928        223,927
Accumulated other comprehensive income ....................................................         1,431          7,546
Treasury stock, at cost ...................................................................       (14,985)       (15,029)
                                                                                              -----------    -----------
  Total stockholders' equity ..............................................................       492,011        476,575
                                                                                              -----------    -----------
  Total liabilities and stockholders' equity ..............................................   $ 1,281,714    $ 1,262,614
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
                                                                    ===========   ==========   ==========    =========    ==========


                                                                                                          GROSS
                                                                                                    UNREALIZED LOSSES
                                                                     AMORTIZED       GROSS         LESS         MORE       ESTIMATED
                                                                      COST OR     UNREALIZED       THAN         THAN          FAIR
DECEMBER 31, 2005                                                      COST          GAINS       12 MONTHS    12 MONTHS      VALUE
-----------------                                                   ----------    ----------   -----------   ----------   ----------
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government
  and agencies:
  U.S. Treasury................................................     $    15,637   $       --   $      (32)   $    (153)   $   15,452
  U.S. Agencies................................................          40,055          131         (195)         (86)       39,905
  Collateralized mortgage obligations..........................          18,696          432         (223)          --        18,905
  Mortgage pass-through securities.............................          45,607           87         (647)        (453)       44,594
Obligations of states and political subdivisions...............         464,417       14,424       (1,282)        (475)      477,084
Corporate bonds................................................          69,626        1,885       (1,152)         (13)       70,346
Non-agency collateralized mortgage obligations.................          22,200           --         (690)          --        21,510
Other asset-backed securities:
  Second mortgages/home equity loans...........................          25,924           21         (181)          --        25,764
  Credit card receivables......................................                                                     --
  Other........................................................           5,613           93        (115)           --         5,591
Redeemable preferred stock.....................................           3,000          128          --            --         3,128
                                                                    ----------    ----------   ----------    ---------    ----------
  Total fixed income securities................................         710,775       17,201       (4,517)      (1,180)      722,279
Equity securities..............................................           1,201          105          --            --         1,306
                                                                    -----------   ----------   ----------    ---------    ----------
  Total........................................................     $   711,976   $   17,306   $   (4,517)   $  (1,180)   $  723,585
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

Date: May 4, 2006

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