Form 10-Q
period 2006-06-30
CNA SURETY CORP
filed 2006-07-31
CIK 1044566

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number: 1-13277

                             CNA SURETY CORPORATION
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                                          36-4144905
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

  333 S. WABASH AVE., CHICAGO, ILLINOIS                             60604
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

43,679,942 shares of Common Stock, $.01 par value as of July 21, 2006.

================================================================================

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION:
   Item 1. Condensed Consolidated Financial Statements (Unaudited):......     3
      Report of Independent Registered Public Accounting Firm............     3
      Condensed Consolidated Balance Sheets at June 30, 2006 and at
      December 31, 2005..................................................     4
      Condensed Consolidated Statements of Income for the Three and Six
      Months Ended June 30, 2006 and 2005................................     5
      Condensed Consolidated Statements of Stockholders' Equity for the
      Six Months Ended June 30, 2006 and 2005............................     6
      Condensed Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2006 and 2005.......................................     7
      Notes to Condensed Consolidated Financial Statements...............     8
   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations..........................................    17
   Item 3. Quantitative and Qualitative Disclosures About Market Risk....    34
   Item 4. Controls and Procedures.......................................    35

PART II. OTHER INFORMATION:..............................................    35
   Item 1. Legal Proceedings.............................................    35
   Item 1A. Risk Factors.................................................    35
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...    35
   Item 3. Defaults Upon Senior Securities...............................    35
   Item 4. Submission of Matters to a Vote of Security Holders...........    35
   Item 5. Other Information.............................................    35
   Item 6. Exhibits......................................................    36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries (the "Corporation") as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the related condensed consolidated statements of stockholders' equity and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CNA Surety Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
Chicago, Illinois
July 31, 2006

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       JUNE 30,    DECEMBER 31,
                                                                                         2006          2005
                                                                                      ----------   ------------
ASSETS
Invested assets and cash:
   Fixed income securities, at fair value (amortized cost: $768,611 and
      $710,775)....................................................................   $  762,291    $  722,279
   Equity securities, at fair value (cost: $1,372 and $1,201)......................        1,486         1,306
   Short-term investments, at cost (approximates fair value).......................       44,656        65,041
   Other investments, at cost (approximates fair value)............................          963           965
                                                                                      ----------    ----------
   Total invested assets...........................................................      809,396       789,591
Cash...............................................................................        7,162         8,323
Deferred policy acquisition costs..................................................      106,994       102,833
Insurance receivables:
   Premiums, including $14,594 and $7,947 from affiliates, (net of allowance for
      doubtful accounts: $1,199 and $1,490)........................................       50,337        33,359
   Reinsurance, including $53,507 and $53,025 from affiliates......................      127,634       119,670
Deposit with affiliated ceding company.............................................       32,376        32,287
Intangible assets (net of accumulated amortization: $25,523 and $25,523)...........      138,785       138,785
Property and equipment, at cost (less accumulated depreciation and amortization:
   $22,224 and $24,887)............................................................       22,586        19,674
Prepaid reinsurance premiums.......................................................        4,237         5,396
Accrued investment income..........................................................        9,794         9,522
Other assets.......................................................................        3,270         3,174
                                                                                      ----------    ----------
   Total assets....................................................................   $1,312,571    $1,262,614
                                                                                      ==========    ==========
LIABILITIES
Reserves:
   Unpaid losses and loss adjustment expenses......................................   $  435,725    $  424,449
   Unearned premiums...............................................................      262,063       241,047
                                                                                      ----------    ----------
   Total reserves..................................................................      697,788       665,496
Debt...............................................................................       50,639        50,589
Deferred income taxes, net.........................................................       14,216        18,820
Current income taxes payable.......................................................        2,070         6,459
Reinsurance and other payables to affiliates.......................................          168           174
Accrued expenses...................................................................       13,773        16,532
Other liabilities..................................................................       25,874        27,969
                                                                                      ----------    ----------
   Total liabilities...............................................................   $  804,528    $  786,039
Commitments and contingencies (See Notes 4, 5, 6 & 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 45,072 shares issued and 43,676 shares outstanding at June 30, 2006 and 44,734 shares
   issued and 43,334 shares outstanding at December 31, 2005.......................          451           447
Additional paid-in capital.........................................................      265,194       259,684
Retained earnings..................................................................      261,417       223,927
Accumulated other comprehensive income.............................................       (4,034)        7,546
Treasury stock, at cost............................................................      (14,985)      (15,029)
                                                                                      ----------    ----------
   Total stockholders' equity......................................................      508,043       476,575
                                                                                      ----------    ----------
   Total liabilities and stockholders' equity......................................   $1,312,571    $1,262,614
                                                                                      ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30               JUNE 30
                                                                        -------------------   -------------------
                                                                          2006       2005       2006       2005
                                                                        --------   --------   --------   --------
Revenues:
   Net earned premium................................................   $ 97,041   $ 85,257   $188,929   $165,820
   Net investment income.............................................     10,017      8,054     19,171     16,025
   Net realized investment gains.....................................         87          5        105      2,016
                                                                        --------   --------   --------   --------
   Total revenues....................................................    107,145     93,316    208,205    183,861
                                                                        --------   --------   --------   --------
Expenses:
   Net losses and loss adjustment expenses...........................     24,945     62,763     48,541     84,354
   Net commissions, brokerage and other underwriting expenses........     53,514     50,057    104,427     98,702
   Interest expense..................................................      1,012        840      1,964      1,614
                                                                        --------   --------   --------   --------
   Total expenses....................................................     79,471    113,660    154,932    184,670
                                                                        --------   --------   --------   --------
Income (loss) before income taxes....................................     27,674    (20,344)    53,273       (809)
Income tax expense (benefit).........................................      8,185     (8,409)    15,783     (2,949)
                                                                        --------   --------   --------   --------
Net income (loss)....................................................   $ 19,489   $(11,935)  $ 37,490   $  2,140
                                                                        ========   ========   ========   ========
Earnings (loss) per common share.....................................   $   0.45   $  (0.28)  $   0.86   $   0.05
                                                                        ========   ========   ========   ========
Earnings (loss) per common share, assuming dilution..................   $   0.45   $  (0.28)  $   0.86   $   0.05
                                                                        ========   ========   ========   ========
Weighted average shares outstanding..................................     43,519     43,140     43,545     43,134
                                                                        ========   ========   ========   ========
Weighted average shares outstanding, assuming dilution...............     43,765     43,140     43,788     43,377
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           COMMON
                                                                           STOCK               ADDITIONAL
                                                                           SHARES     COMMON     PAID-IN    COMPREHENSIVE
                                                                        OUTSTANDING    STOCK     CAPITAL    INCOME (LOSS)
                                                                        -----------   ------   ----------   -------------
Balance, December 31, 2004 ..........................................      43,015      $444     $255,996
Comprehensive income:
   Net income .......................................................          --        --           --       $  2,140
Other comprehensive income:
   Change in unrealized gains on securities, after income tax benefit of $750 (net of reclassification adjustment of ($1,203), after
      income tax benefit of $648) ...................................          --        --           --         (1,394)
                                                                                                               --------
   Total comprehensive income .......................................                                          $    746
                                                                                                               ========
Stock options exercised and other ...................................         210         2        2,193
                                                                           ------      ----     --------
Balance, June 30, 2005 ..............................................      43,225      $446     $258,189
                                                                           ======      ====     ========
Balance, December 31, 2005 ..........................................      43,334      $447     $259,684
Comprehensive income:
   Net income .......................................................          --        --           --       $ 37,490
Other comprehensive income:
   Change in unrealized gains on securities, after income tax benefit of $6,235 (net of reclassification adjustment of $107, after
      income tax expense of $58) ....................................          --        --           --        (11,580)
                                                                                                               --------
   Total comprehensive income .......................................                                          $ 25,910
                                                                                                               ========
Stock-based compensation ............................................          --        --          646
Stock options exercised and other ...................................         342         4        4,864
                                                                           ------      ----     --------
Balance, June 30, 2006 ..............................................      43,676      $451     $265,194
                                                                           ======      ====     ========

                                                                                    ACCUMULATED
                                                                                       OTHER       TREASURY       TOTAL
                                                                        RETAINED   COMPREHENSIVE     STOCK    STOCKHOLDERS'
                                                                        EARNINGS       INCOME       AT COST       EQUITY
                                                                        --------   -------------   --------   -------------
Balance, December 31, 2004...........................................   $185,496     $ 19,551      $(15,116)    $446,371
Comprehensive income:
   Net income........................................................      2,140           --            --        2,140
Other comprehensive income:
   Change in unrealized gains on securities, after income tax benefit of $750 (net of reclassification adjustment of ($1,203), after
      income tax benefit of $648)....................................         --       (1,394)           --       (1,394)
Stock options exercised and other....................................                      --            50        2,245
                                                                        --------     --------      --------     --------
Balance, June 30, 2005...............................................   $187,636     $ 18,157      $(15,066)    $449,362
                                                                        ========     ========      ========     ========
Balance, December 31, 2005...........................................   $223,927     $  7,546      $(15,029)    $476,575
Comprehensive income:
   Net income........................................................     37,490           --            --       37,490
Other comprehensive income:
   Change in unrealized gains on securities, after income tax benefit of $6,235 (net of reclassification adjustment of $107, after
      income tax expense of $58).....................................         --      (11,580)           --      (11,580)
Stock-based compensation.............................................         --           --            --          646
Stock options exercised and other....................................         --           --            44        4,912
                                                                        --------     --------      --------     --------
Balance, June 30, 2006...............................................   $261,417     $ (4,034)     $(14,985)    $508,043
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                       --------------------
                                                                                          2006       2005
                                                                                       ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................................   $  37,490   $  2,140
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................       2,557      2,258
      Amortization of bond premium (accretion of bond discount), net ...............         (74)     1,597
      Loss on disposal of property and equipment ...................................         148        243
      Net realized investment gains ................................................        (105)    (2,017)
      Stock-based compensation .....................................................         646         --
   Changes in:
      Insurance receivables ........................................................     (24,941)     8,489
      Reserve for unearned premiums ................................................      21,016     17,236
      Reserve for unpaid losses and loss adjustment expenses .......................      11,276     39,382
      Deposits with affiliated ceding company ......................................         610         --
      Deferred policy acquisition costs ............................................      (4,161)    (2,828)
      Deferred income taxes, net ...................................................        (320)      (594)
      Reinsurance and other payables to affiliates .................................          (6)    10,951
      Prepaid reinsurance premiums .................................................       1,159     (3,555)
      Accrued expenses .............................................................      (2,759)    (3,879)
      Other assets and liabilities .................................................      (4,901)   (13,609)
                                                                                       ---------   --------
         Net cash provided by operating activities .................................      37,635     55,814
                                                                                       ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Fixed income securities:
      Purchases ....................................................................    (164,475)   (76,899)
      Maturities ...................................................................      14,067     23,989
      Sales ........................................................................      91,577     72,737
   Purchases of equity securities ..................................................        (502)      (675)
   Proceeds from the sale of equity securities .....................................         373        675
   Changes in short-term investments ...............................................      20,832    (70,416)
   Purchases of property and equipment, net ........................................      (5,566)    (3,579)
   Changes in receivables/payables for securities sold/purchased ...................          --       (308)
   Other, net ......................................................................         (13)     1,530
                                                                                       ---------   --------
      Net cash (used in) investing activities ......................................     (43,707)   (52,946)
                                                                                       ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt ......................................................          --     (5,000)
   Employee stock option exercises and other .......................................       4,911      2,244
                                                                                       ---------   --------
      Net cash (used in) provided by financing activities ..........................       4,911     (2,756)
Increase (decrease) in cash ........................................................      (1,161)       112
Cash at beginning of period ........................................................       8,323      7,336
                                                                                       ---------   --------
Cash at end of period ..............................................................   $   7,162   $  7,448
                                                                                       =========   ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
   Interest ........................................................................   $   1,984   $  1,529
   Income taxes ....................................................................      18,094     10,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

FORMATION OF CNA SURETY CORPORATION AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety"), Surety Bonding Company of America ("Surety Bonding") and Universal Surety of America ("USA"), into CNA Surety Corporation (the "Company"). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 63% of the outstanding common stock of CNA Surety. Loews Corporation ("Loews") owns approximately 91% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995.

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

The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

                                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------   -------------------------
                                                              2006       2005               2006      2005
                                                            -------   --------            -------   -------
Net income (loss)....................................       $19,489   $(11,935)           $37,490   $ 2,140
                                                            =======   ========            =======   =======
Shares:
Weighted average shares outstanding..................        43,450     43,076             43,334    43,015
   Weighted average shares of options exercised and
      additional stock issuance......................            69         64                211       119
                                                            -------   --------            -------   -------
Total weighted average shares outstanding............        43,519     43,140             43,545    43,134
   Effect of dilutive options........................           246         --                243       243
                                                            -------   --------            -------   -------
Total weighted average shares outstanding, assuming
   dilution..........................................        43,765     43,140             43,788    43,377
                                                            =======   ========            =======   =======
Earnings (loss) per share............................       $  0.45   $  (0.28)           $  0.86   $  0.05
                                                            =======   ========            =======   =======
Earnings (loss) per share, assuming dilution.........       $  0.45   $  (0.28)           $  0.86   $  0.05
                                                            =======   ========            =======   =======

     No adjustments were made to reported net income in the computation of earnings per share. There were no options excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2006. Options to purchase shares of common stock of 0.5 million were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2005 because the exercise price of these options was greater than the average market price of CNA Surety's common stock. Also, due to the antidilutive effect on earnings per share resulting from the net loss for the three months ended June 30, 2005, options to purchase shares of common stock of 0.2 million and the nominal effect of exercised and terminated shares were excluded from the calculation of diluted earnings per share.

     As discussed below, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-based Payment" ("SFAS 123R") on January 1, 2006. Prior to 2006, the Company applied the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), and related interpretations, in accounting for its stock-based compensation plan as allowed under the provisions of SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date. The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation under the Company's stock-based compensation plan (amounts in thousands, except for per share data):

                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                JUNE 30, 2005       JUNE 30, 2005
                                                             ------------------   ----------------
Net income (loss).........................................        $(11,935)            $2,140
Less: Total stock-based compensation cost determined
   under the fair value method, net of tax................            (229)              (397)
                                                                  --------             ------
Pro forma net income (loss)...............................        $(12,164)            $1,743
                                                                  ========             ======
Basic and diluted earnings (loss) per share, as reported..        $  (0.28)            $ 0.05
                                                                  ========             ======
Basic and diluted earnings (loss) per share, pro forma....        $  (0.28)            $ 0.04
                                                                  ========             ======

ACCOUNTING PRONOUNCEMENTS

     In December of 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, that amends SFAS 123, as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes APB 25. Under SFAS 123R, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply SFAS 123R using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants after the date it adopts SFAS 123R and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 2004) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. SFAS 123R was effective for the Company on January 1, 2006. The Company applied the modified prospective transition method. The Company accounted for graded vesting using the accelerated method. Adoption of SFAS 123R decreased net income by $0.2 million and $0.4 million for the three and six months ended June 30, 2006.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction". This standard is a replacement of APB Opinion No. 20 and FASB Standard No. 3. Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines. This standard was effective for fiscal years beginning after December 15, 2005, and was adopted by the Company as of January 1, 2006. Adoption of this standard did not have a material impact on the Company's results of operations and/or equity.

     In November of 2005, the FASB issued FASB Staff Position ("FSP") No. 115-1 and No. 124-1 "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1 and 124-1"), as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and equity securities that are accounted for using the cost method specified in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". FSP 115-1 and 124-1 nullified certain requirements of Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"), which was originally issued in March 2004 and was effective for reporting periods beginning after June 15, 2004. FSP 115-1 and 124-1 replaces guidance set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP 115-1 and 124-1 carries forward the requirements in EITF 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, FSP 115-1 and 124-1 allows for amortization of the discount or reduced premium over the remaining life of the security based on future estimated cash flows. FSP 115-1 and 124-1 was effective for fiscal years beginning after December 15, 2005 and was adopted by the Company on January 1, 2006. Adoption of FSP 115-1 and 124-1 did not have a material impact on the Company's results of operations and/or equity.

2. INVESTMENTS

     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at June 30, 2006 and December 31, 2005, by investment category, were as follows (dollars in thousands):

                                                                                 GROSS UNREALIZED LOSSES
                                                      AMORTIZED      GROSS     ---------------------------   ESTIMATED
                                                       COST OR    UNREALIZED   LESS THAN 12   MORE THAN 12      FAIR
                                                         COST        GAINS        MONTHS         MONTHS        VALUE
                                                      ---------   ----------   ------------   ------------   ---------
JUNE 30, 2006
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
   Government and agencies:
   U.S. Treasury...................................    $ 15,609     $   --       $   (449)      $  (203)      $ 14,957
   U.S. Agencies...................................      40,039          5           (692)         (128)        39,224
   Collateralized mortgage obligations.............      17,651        230           (592)           (1)        17,288
   Mortgage pass-through securities................      41,849         19         (1,169)         (993)        39,706
Obligations of states and political subdivisions...     505,001      7,001         (4,594)         (954)       506,454
Corporate bonds....................................      67,631      1,117         (1,804)         (646)        66,298
Non-agency collateralized mortgage obligations.....      37,066         --         (1,786)           --         35,280
Other asset-backed securities:
   Second mortgages/home equity loans..............      20,924         --           (123)         (221)        20,580
   Credit card receivables.........................      17,228         --           (113)           --         17,115
   Other...........................................       5,613         58           (282)           --          5,389
                                                       --------     ------       --------       -------       --------
   Total fixed income securities...................     768,611      8,430        (11,604)       (3,146)       762,291
Equity securities..................................       1,372        114             --            --          1,486
                                                       --------     ------       --------       -------       --------
   Total...........................................    $769,983     $8,544       $(11,604)      $(3,146)      $763,777
                                                       ========     ======       ========       =======       ========

                                                                                GROSS UNREALIZED LOSSES
                                                     AMORTIZED      GROSS     ---------------------------   ESTIMATED
                                                      COST OR    UNREALIZED   LESS THAN 12   MORE THAN 12      FAIR
                                                        COST        GAINS        MONTHS         MONTHS        VALUE
                                                     ---------   ----------   ------------   ------------   ---------
DECEMBER 31, 2005
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
   Government and agencies:
   U.S. Treasury..................................    $ 15,637     $    --      $   (32)       $  (153)      $ 15,452
   U.S. Agencies..................................      40,055         131         (195)           (86)        39,905
   Collateralized mortgage obligations............      18,696         432         (223)            --         18,905
   Mortgage pass-through securities...............      45,607          87         (647)          (453)        44,594
Obligations of states and political subdivisions..     464,417      14,424       (1,282)          (475)       477,084
Corporate bonds...................................      69,626       1,885       (1,152)           (13)        70,346
Non-agency collateralized mortgage obligations....      22,200          --         (690)            --         21,510
Other asset-backed securities:
   Second mortgages/home equity loans.............      25,924          21         (181)            --         25,764
   Other..........................................       5,613          93         (115)            --          5,591
Redeemable preferred stock........................       3,000         128           --             --          3,128
                                                      --------     -------      -------        -------       --------
   Total fixed income securities..................     710,775      17,201       (4,517)        (1,180)       722,279
Equity securities.................................       1,201         105           --             --          1,306
                                                      --------     -------      -------        -------       --------
   Total..........................................    $711,976     $17,306      $(4,517)       $(1,180)      $723,585
                                                      ========     =======      =======        =======       ========

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

     CNA Surety classifies its fixed income securities and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed income securities is adjusted for amortization of premiums and accretion of discounts over the life of the security, which is included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any.

     As of June 30, 2006, 129 securities held by the Company were in an unrealized loss position. The Company believes that 128 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 128 securities, 98 were rated "AAA" by Standard & Poor's ("S&P") and "Aaa" by Moody's Investor Services ("Moody's"). Twenty-six of these 128 securities were in a loss position that exceeded 5% of its book value, with the largest unrealized loss, $0.6 million, being approximately 7.3% of that security's book value. The largest percentage unrealized loss was approximately 9.9% of that security's book value resulting in an unrealized loss of $0.1 million.

     The remaining security that was in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of approximately 11% ($0.5 million) of its book value and was rated below investment grade by S&P and Moody's. The Company believes that the financial condition and near-term prospects of the issuer are strong, and expects that the unrealized loss will reverse. The Company intends and believes it has the ability to hold this investment until the expected recovery in value, which may be at maturity.

     Based on the foregoing information, the Company believes there are no other-than-temporary impairments at June 30, 2006.

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

3. REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                            THREE MONTHS ENDED JUNE 30,
                                     -----------------------------------------
                                             2006                  2005
                                     -------------------   -------------------
                                      WRITTEN    EARNED     WRITTEN    EARNED
                                     --------   --------   --------   --------
Direct ...........................   $ 87,594   $ 79,836   $ 81,555   $ 70,202
Assumed ..........................     31,720     28,693     24,989     28,150
Ceded ............................    (10,117)   (11,488)   (11,753)   (13,095)
                                     --------   --------   --------   --------
                                     $109,197   $ 97,041   $ 94,791   $ 85,257
                                     ========   ========   ========   ========

                                             SIX MONTHS ENDED JUNE 30,
                                     -----------------------------------------
                                             2006                  2005
                                     -------------------   -------------------
                                      WRITTEN    EARNED     WRITTEN    EARNED
                                     --------   --------   --------   --------
Direct ...........................   $173,352   $155,057   $159,484   $135,462
Assumed ..........................     58,691     55,970     50,353     57,138
Ceded ............................    (20,940)   (22,098)   (30,336)   (26,780)
                                     --------   --------   --------   --------
                                     $211,103   $188,929   $179,501   $165,820
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

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                  THREE MONTHS ENDED JUNE 30,
                                               ---------------------------------
                                                     2006              2005
                                               ---------------   ---------------
                                                  $      RATIO      $      RATIO
                                               -------   -----   -------   -----
Gross losses and loss adjustment expenses ..   $28,328   26.1%   $68,188   69.3%
Ceded amounts ..............................    (3,383)  29.4%    (5,425)  41.4%
                                               -------           -------
Net losses and loss adjustment expenses ....   $24,945   25.7%   $62,763   73.6%
                                               =======           =======

                                                    SIX MONTHS ENDED JUNE 30,
                                               ----------------------------------
                                                     2006              2005
                                               ---------------   ----------------
                                                  $      RATIO       $      RATIO
                                               -------   -----   --------   -----
Gross losses and loss adjustment expenses ..   $55,182   26.1%   $ 96,799   50.3%
Ceded amounts ..............................    (6,641)  30.1%    (12,445)  46.5%
                                               -------           --------
Net losses and loss adjustment expenses ....   $48,541   25.7%   $ 84,354   50.9%
                                               =======           ========

2006 THIRD PARTY REINSURANCE COMPARED TO 2005 THIRD PARTY REINSURANCE

     Effective January 1, 2006, CNA Surety entered into a new excess of loss treaty ("2006 Excess of Loss Treaty") with a group of third party reinsurers on terms similar to the 2005 Excess of Loss Treaty. Under the 2006 Excess of Loss Treaty, the Company's net retention per principal remains at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. The primary difference between the 2006 Excess of Loss Treaty and the Company's 2005 Excess of Loss Treaty is as follows. The base annual premium for the 2006 Excess of Loss Treaty is $36.9 million compared to the actual cost of the 2005 Excess of Loss Treaty of $41.5 million. The contract includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2006 on bonds that were in force during 2006.

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

     Through a surety quota share treaty (the "Quota Share Treaty"), CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after September 30, 1997 (the "Merger Date"). The Quota Share Treaty was renewed on January 1, 2006 and expires on December 31, 2006 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through June 30, 2006.

     Through a stop loss contract entered into at the Merger Date (the "Stop Loss Contract"), the Company's insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of June 30, 2006 and December 31, 2005, the Company had billed and received $45.9 million under the Stop Loss Contract.

     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company's third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, expiring December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. As of June 30, 2006 and December 31, 2005, the Company has ceded losses of $50.0 million under the terms of this contract.

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

     As of June 30, 2006 and December 31, 2005, CNA Surety had an insurance receivable balance from CCC and CIC of $68.1 million and $61.0 million, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of June 30, 2006 and December 31, 2005.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                     JUNE 30,              JUNE 30,
                                                               -------------------   -------------------
                                                                 2006       2005       2006       2005
                                                               --------   --------   --------   --------
Reserves at beginning of period:
Gross ......................................................   $426,181   $357,350   $424,449   $363,387
Ceded reinsurance ..........................................    150,003    119,160    147,435    116,831
                                                               --------   --------   --------   --------
   Net reserves at beginning of period .....................    276,178    238,190    277,014    246,556
                                                               --------   --------   --------   --------
Net incurred loss and loss adjustment expenses:
   Provision for insured events of current period ..........     25,071     62,636     48,708     84,227
      (Decrease) increase in provision for insured events
      of prior periods .....................................       (126)       127       (167)       127
                                                               --------   --------   --------   --------
   Total net incurred ......................................     24,945     62,763     48,541     84,354
                                                               --------   --------   --------   --------
Net payments attributable to:
   Current period events ...................................      1,141        769      1,551        931
   Prior period events .....................................     19,494     11,627     43,516     41,422
                                                               --------   --------   --------   --------
   Total net payments ......................................     20,635     12,396     45,067     42,353
                                                               --------   --------   --------   --------
Net reserves at end of period ..............................    280,488    288,557    280,488    288,557
Ceded reinsurance at end of period .........................    155,237    114,212    155,237    114,212
                                                               --------   --------   --------   --------
   Gross reserves at end of period .........................   $435,725   $402,769   $435,725   $402,769
                                                               ========   ========   ========   ========

5. DEBT

     On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2005 Credit Facility"). The 2005 Credit Facility provides an aggregate of up to $50.0 million in borrowings under a revolving credit facility. At June 30, 2006 and December 31, 2005, the outstanding 2005 Credit Facility balance was $20.0 million. The 2005 Credit Facility matures on June 30, 2008. No other debt matures in the next five years.

     The term of borrowings under the 2005 Credit Facility may be fixed, at the Company's option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on the Company's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin was 1.25% at June 30, 2006. As of June 30, 2006, the weighted average interest rate on the 2005 Credit Facility was 6.625% on the $20.0 million of outstanding borrowings.

     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. ("A.M. Best") for each of the Company's insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the period ended June 30, 2006.

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

     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of June 30, 2006 the interest rate on the junior subordinated debenture was 8.545%.

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

     The plans' combined net periodic postretirement benefit cost included the following components (amounts in thousands):

                                                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------   -------------------------
                                                                                2006   2005                  2006   2005
                                                                                ----   ----                  ----   ----
Net periodic benefit cost:
   Service cost ....................................................            $ 74   $ 37                  $148   $ 74
   Interest cost ...................................................             143     74                   286    149
   Prior service cost ..............................................             (39)   (40)                  (80)   (81)
   Recognized net actuarial loss ...................................              62     --                   125     --
                                                                                ----   ----                  ----   ----
   Net periodic benefit cost .......................................            $240   $ 71                  $479   $142
                                                                                ====   ====                  ====   ====

     The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2006. As of June 30, 2006, $0.1 million of contributions have been made to the postretirement benefit plans.

7. COMMITMENTS AND CONTINGENCIES

     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

8. STOCK-BASED COMPENSATION

     The compensation expense recorded for the Company's stock-based compensation plan was $0.3 million and $0.6 million for the three and six months ended June 30, 2006. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.1 million and $0.2 million for the three and six months ended June 30, 2006. The amount of cash received from the exercise of stock options was $1.6 million and $1.1 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $4.8 million and $2.4 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

     EQUITY COMPENSATION PLANS

     The Company previously reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, non-qualified stock options and stock appreciation rights ("SARs") to be granted under the CNA Surety 1997 Long-Term Equity Compensation Plan (the "1997 Plan"). No options were granted under the 1997 Plan during the three and six months ended June 30, 2006.

     The Company's 2006 Long-Term Equity Compensation Plan (the "2006 Plan"), approved by shareholders on April 25, 2006, replaced the 1997 Plan. Incentive stock options, non-qualified stock options, restricted stock, bonus shares, or SARs may be granted to directors, officers, employees and certain advisors of the Company under the 2006 Plan. The aggregate number of shares initially available for which options may be granted under the 2006 Plan is 3,000,000.

     The 2006 Plan is administered by a committee (the "Committee") of the Board of Directors, consisting of two or more directors of the Company. Subject to the provisions set forth in the 2006 Plan, all of the members of the Committee shall be independent members of the Board of Directors. The Committee determines the option exercise prices. Exercise prices may not be less than the fair market value of the Company's common stock on the date of grant for incentive stock options and may not be less than the par value of the Company's common stock for non-qualified stock options.

     The 2006 Plan provides for the granting of incentive stock options as defined under Section 382 of the Internal Revenue Code of 1986, as amended. All non-qualified stock options and incentive stock options granted under the 2006 Plan expire ten years after the date of grant and vest ratably over the four-year period following the date of grant.

     No options were granted under the 2006 Plan during the three and six months ended June 30, 2006.

     A summary of the status of the Company's outstanding options as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

                                                                                                         WEIGHTED
                                                                                                         AVERAGE
                                                                                              SHARES     OPTION
                                                                                             SUBJECT    PRICE PER
                                                                                            TO OPTION     SHARE
                                                                                            ---------   ---------
Outstanding options at January 1, 2006 ................................................     1,587,909     $12.41
   Options granted ....................................................................            --     $   --
   Options forfeited/expired ..........................................................       (30,375)    $13.38
   Options exercised ..................................................................      (337,034)    $13.09
                                                                                            ---------
Outstanding options at June 30, 2006 ..................................................     1,220,500     $12.19
                                                                                            =========

     A summary of the status of the Company's non-vested options as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

                                                                                                         WEIGHTED
                                                                                              SHARES      AVERAGE
                                                                                             SUBJECT    GRANT-DATE
                                                                                            TO OPTION   FAIR VALUE
                                                                                            ---------   ----------
Non-vested options at January 1, 2006 .................................................      785,845      $11.91
   Options granted ....................................................................           --          --
   Options vested .....................................................................      (12,875)     $ 9.85
   Options forfeited ..................................................................       (9,500)     $12.00
                                                                                             -------
Non-vested options at June 30, 2006 ...................................................      763,470      $11.94
                                                                                             =======

     The following table summarizes information about stock options outstanding at June 30, 2006:

                                          OPTIONS OUTSTANDING
                           -------------------------------------------------         OPTIONS EXERCISABLE
                                         WEIGHTED AVERAGE                      ------------------------------
                              NUMBER         REMAINING      WEIGHTED AVERAGE      NUMBER     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------   -----------   ----------------   ----------------   -----------   ----------------
$9.35 to $11.50 ........     371,550         6.4 years           $ 9.86          201,625          $10.20
$12.06 to $15.875 ......     848,950         7.5 years           $13.21          255,405          $14.52

     The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 were $6.2 million and $2.1 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.5 million and $1.3 million, respectively.

     As of June 30, 2006, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity compensation plans. That cost is expected to be recognized as follows: remainder of 2006 - $0.5 million; 2007 - $0.5 million; 2008 - $0.2 million; and 2009 - $0.1 million.

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

CRITICAL ACCOUNTING POLICIES

     Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company's results of operations and financial condition pertain to reserves for unpaid losses and loss adjustment expenses and reinsurance, investments, goodwill and other intangible assets, recognition of premium revenue and the related unearned premium liability, and deferred policy acquisition costs. The Company's accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables, are particularly critical to an assessment of the Company's financial results. Given the nature of the surety business, the determination of these balances is inherently a highly subjective exercise, which requires management to analyze, weigh, and balance numerous macroeconomic, customer specific, and claim specific factors and trends, most of which, in themselves, are inherently uncertain and difficult to predict.

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

     As of any balance sheet date, not all claims have been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported ("IBNR") claims. The IBNR reserves include provisions for losses in excess of the current case reserve for previously reported claims and for claims that may be reopened. The IBNR reserves also include offsets for anticipated salvage and subrogation recoveries. The following table shows the estimated liability as of June 30, 2006 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

                          GROSS CASE LOSS    GROSS IBNR LOSS   TOTAL GROSS
                         AND LAE RESERVES   AND LAE RESERVES     RESERVES
                         ----------------   ----------------   -----------
Contract .............       $126,251           $136,662         $262,913
Commercial ...........        106,537             54,541          161,078
Fidelity and other ...          4,480              7,254           11,734
                             --------           --------         --------
Total ................       $237,268           $198,457         $435,725
                             ========           ========         ========

     The Company retains an independent actuarial firm of national standing to perform periodic actuarial analyses of the Company's loss reserves. These analyses typically include a comprehensive review performed in the third quarter based on data as of June 30 and an update of the comprehensive review performed in January based on data as of December 31. In between these analyses, management monitors claim activity against benchmarks prepared by the independent actuarial firm based on expected claim activity and consults with the actuarial firm as necessary.

     The independent actuarial firm's analyses are based upon multiple projection methodologies that involve detailed statistical analysis of past claim reporting, settlement activity, and salvage and subrogation activity, as well as claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience or industry experience. Methodologies may vary depending on the type of claim being estimated. While methodologies may vary, each employs significant judgments and assumptions.

In estimating the unpaid claim liabilities, the independent actuarial firm employed the following projection methodologies:

     - Historical development method, sometimes referred to as a link ratio method;

     -    Bornhuetter-Ferguson method on both a paid and incurred basis;

     -    Average hindsight outstanding projection method;

     -    Frequency-severity method; and

     -    Loss ratio method.

The following provides a summary of these projection methodologies:

Historical Development Method

     As a group of claims matures, their collective value changes. This change in value over time is referred to as loss development. The loss development method is a traditional actuarial approach which relies on the historical changes in losses from one evaluation point to another to project the current valuation of losses to ultimate settlement values. Development patterns which have been exhibited by more mature (older) years are used to estimate the expected development of the less mature (more recent) years. The strength of this method is that it is very responsive to emerging loss experience for each accident year. The weakness is that this method can become highly leveraged and volatile for less mature accident years.

Bornhuetter-Ferguson Method

     The incurred Bornhuetter-Ferguson ("B-F") method is commonly used to provide a more stable estimate of ultimate losses in situations where loss development is volatile, substantial and/or immature. The method calculates IBNR (or unpaid loss when conducting a paid B-F projection) directly as the product of:

       Expected Ultimate Losses multiplied by IBNR (or Unpaid) Percentage.

The IBNR (or unpaid) percentage is derived from the incurred (or paid) loss development patterns. Various approaches can be used to determine the expected ultimate losses (e.g., prior year estimates, pricing assumptions, etc.). To obtain an estimate of expected ultimate losses, the independent actuarial firm utilized an expected loss ratio (ultimate losses divided by earned premium) based on review of prior accident years' loss ratio experience. This estimate was then applied to the more recent accident years' earned premium. The strength of the B-F method is that it is less leveraged than the historical development method and thus does not result in an overreaction to an unusual claim occurrence (or an unusual lack of claims). The weakness of the method is that it is reliant on an initial expectation of ultimate losses.

Average Hindsight Outstanding Method

     This method relies on the older, more mature accident years' ultimate loss estimates to restate what the outstanding losses should have been, with hindsight, by accident year by stage of development. These restated hindsight outstanding losses are then trended to the appropriate cost levels for the accident years being projected and added to the paid to date losses in order to generate indicated ultimate losses for the more recent accident years. The strength of this method is that it is relatively unaffected by changes in a company's case reserving practices. The weaknesses of this method are that it is sensitive to payment pattern shifts and that the average hindsight severities can become highly variable for certain datasets.

Frequency-Severity Method

     This method first projects the expected number of claims for each accident year and then multiplies this estimate by the expected average cost of claims for the applicable accident year. The number of claims can be projected using the historical development technique or other methodology. The average cost of claims for the more recent accident years is estimated by observing the estimated average cost of claims for the older more mature accident years and trending those values to appropriate cost levels for the more recent accident years. The strength of this method is that it is not reliant on loss development factors for less mature accident years which can become highly leveraged and volatile. The weakness is that this method is slow to react to an abrupt change in claim severities.

Loss Ratio Method

     This method relies on historical projected ultimate loss ratios for the more mature accident years to estimate the more recent, less mature accident years' ultimate losses. Applying a selected loss ratio (by reviewing more mature years) to the more recent years' earned premium results in an indication of the more recent years' ultimate losses. The strength of this method is that it can be used in connection with a company's pricing targets and can be used when the historical data has limited credibility. The weakness of this method is that it is slow to react to the emerging loss experience for a particular accident year.

     Each of the projection methodologies employed rely to varying degrees on the basic assumption that the Company's historical claim experience is indicative of the Company's future claim development. The amount of weight given to any individual projection method is based on an assessment of the volatility of the historical data and development patterns, an understanding of the changes in the overall surety industry over time and the resultant potential impact of these changes on the Company's prospective claims development, an understanding of the changes to the Company's processes and procedures within its underwriting, claims handling and data systems functions, among other things. The decision as to how much weight to give to any particular projection methodology is ultimately a matter of experience and professional judgment.

     Surety results, especially for contract and certain commercial products like insurance program bonds, workers compensation insurance bonds and reclamation bonds, tend to be impacted by fewer, but more severe, losses. With this type of loss experience, it is more difficult to estimate the required reserves, particularly for the most current accident years which may have few reported claims. Therefore, assumptions related to the frequency and magnitude of severe loss are key in estimating surety loss reserves. The Company experienced a period of unusually high frequency of severe loss in accident years 2002 and 2003. In response to this activity, the independent actuarial firm included higher expectations of severe losses in its analysis for 2004. The Company's claim experience improved dramatically in 2004 and 2005. As a result, the independent actuarial firm's current analysis places less reliance on the severe loss experience in accident years 2002 and 2003.

     The indicated reserve was developed by reviewing the Company's claims experience by accident year for several individual sub-lines of business. Within each sub-line, the selection of the point estimate was made after consideration of the appropriateness of the various projection methodologies in light of the sub-line's loss characteristics and historical data. In general, for the older, more mature, accident years the historical development method (i.e., link ratio method) was relied upon more heavily. For the more recent years, the indicated reserves were more heavily based on the Bornhuetter-Ferguson and loss ratio methods since these are not as reliant on the Company's large (i.e., leveraged) development factors and thus are believed to represent a more stable set of methods from which to select indicated reserves for the more recent years.

     The independent actuarial firm's analysis is the primary tool that management utilizes in determining its best estimate of loss reserves. However, the carried reserve may differ from the independent actuarial firm's point estimate as a result of management's consideration of the impact of factors such as the following, especially as they relate to the current accident year:

     - Current claim activity, including the frequency and severity of current claims;

     - Changes in underwriting standards and business mix such as the Company's efforts to reduce exposures to large commercial bonds;

     -    Changes in the claims handling process; and

     - Current economic conditions, especially corporate default rates and the condition of the construction economy.

     Management believes that the impact of the factors listed above, and others, may not be fully quantifiable through actuarial analysis. Accordingly, management may apply its judgment of the impact of these factors, and others, to its selection of the recorded loss reserves.

     The following table shows the point estimate as determined by the Company's independent actuarial firm as of their most recent analysis, December 31, 2005, compared to the actual loss reserve established by management, both gross and net of reinsurance (dollars in thousands):

                                                                        2005
                                                                      --------
Gross Basis:
   Recorded loss reserves at June 30, 2006 ........................   $435,725
                                                                      ========
   Recorded loss reserves at December 31, 2005 ....................   $424,449
   Actuarial point estimate at December 31, 2005 ..................    428,238
                                                                      --------
   Difference at December 31, 2005 ................................   $ (3,789)
                                                                      ========
   Difference as a % of actuarial point estimate ..................       (0.9)%

                                                                        2005
                                                                      --------
Net Basis:
   Recorded loss reserves at June 30, 2006 ........................   $280,488
                                                                      ========
   Recorded loss reserves at December 31, 2005 ....................   $277,015
   Actuarial point estimate at December 31, 2005 ..................    278,617
                                                                      --------
   Difference at December 31, 2005 ................................   $ (1,602)
                                                                      ========
   Difference as a % of actuarial point estimate ..................       (0.6)%

     At December 31, 2005, management's recorded reserves were slightly lower than the point estimates determined by the independent actuarial firm, with the difference being somewhat larger on a gross basis. At December 31, 2005, management believed that improved economic conditions, lower corporate default rates, reduced exposure to large commercial bonds and fewer reported severe claims indicated that a lower provision for severe losses was appropriate. Management believed that the actuarial point estimates included provisions for severe losses that were more heavily influenced by the Company's experience in accident years 2002 and 2003 and did not fully reflect the favorable economic conditions and changes in the Company's exposures. While there still is a significant amount of uncertainty regarding the ultimate cost of claims for accident years 2004 and prior, the independent actuarial firm's analyses performed in 2005 did indicate improvement in those accident years which was consistent with management's position concerning the recorded loss reserves at December 31, 2004.

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

     Casualty insurance loss reserves are subject to a significant amount of uncertainty. Given the nature of surety losses with its low frequency, high severity characteristics, this is particularly true for surety loss reserves. As a result, the range of reasonable loss reserve estimates may be broader than that associated with traditional property/casualty insurance products. While the loss reserve estimates represent the best professional judgments, arrived at after careful actuarial analysis of the available data, it is important to note that variation from the estimates is not only possible but, in fact, probable. The degree of such variation could be significant and in either direction from the estimates and could result in actual losses outside of the estimated reserve range. The sources of this inherent variability are numerous - future economic conditions, court decisions, legislative actions, and individual large claim impacts, for example.

     The range of reasonable reserve estimates is not intended to reflect the maximum and/or minimum possible outcomes; but rather reflects a range of reasonable estimates given the uncertainty in estimating unpaid claim liabilities for surety business. Further, there is no generally accepted method to estimating reserve ranges, but rather many concepts are currently being vetted within actuarial literature.

     In developing the indicated range of reserve estimates for the Company, the independent actuarial firm utilized the Mack methodology and their point estimate analysis in order to estimate the requisite reserve distribution parameters. The Mack methodology is premised on the idea that the volatility in a company's historical paid loss development is representative of the variability in a company's future payments and thus can be used to estimate the variability within a company's reserve estimate. Given the dispersion of the reserve indications, along with its experience and professional judgment, the independent actuarial firm selected the 50th and 75th percentile as representing a reasonable range of reserve estimates.

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

     The primary factors that would result in the Company's actual losses being closer to either end of the reserve range is the emergence of (or lack thereof) a small number of large claims, as well as the recovery of (or lack thereof) a small number of large salvage/subrogation amounts. In other words, the primary factors that, if they were to occur, would result in the Company's actual payments being at the high end of the indicated range are if the Company experiences an unusually high number of large claims and/or an unusually low number of large salvage and subrogation recoveries. Conversely, if the Company were to experience an unusually low number of large claims and/or an unusually high number of large salvage and subrogation recoveries, the Company's actual payments would tend to be at the low end of the range. These variations in outcomes could be driven by broader issues such as the state of the construction economy or the level of corporate defaults, or by the specific facts and circumstances surrounding individual claims. Again, it is important to note that it is possible that the actual payments could fall outside of the estimated range.

     The Company's Condensed Consolidated Balance Sheets includes estimated liabilities for unpaid losses and loss adjustment expenses of $435.7 million and $424.4 million and reinsurance receivables related to unpaid losses of $155.2 million and $147.4 million at June 30, 2006 and December 31, 2005, respectively. Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings and financial condition. Future effects from changes in these estimates will be recorded in the period such changes are determined to be needed.

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

     The amortized cost of fixed income securities is determined based on cost and the cumulative effect of amortization of premiums and accretion of discounts over the life of the security. Such amortization and accretion are included in investment income. For mortgage-backed and certain asset-backed securities, the Company recognizes income using the effective-yield method based on estimated cash flows. All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Investments with an other-than-temporary decline in value are written down to fair value, resulting in losses that are included in realized investment gains and losses.

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

INTANGIBLE ASSETS

     CNA Surety's Condensed Consolidated Balance Sheet as of June 30, 2006 and December 31, 2005 includes intangible assets of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure").

     A significant amount of judgment is required in performing intangible asset impairment tests. Such tests are performed annually on October 1, or more frequently if events or changes indicate that the estimated fair value of an intangible asset might be impaired. Under the relevant standard, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. The Company uses a valuation technique based on discounted cash flows. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of intangible assets. The excess of the recorded amount of intangible assets over the implied value of intangible assets is recorded as an impairment loss.

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

COMPARISON OF CNA SURETY RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

ANALYSIS OF NET INCOME

     Net income for the three months ended June 30, 2006 was $19.5 million, or $0.45 per share, compared to a net loss of $11.9 million, or $0.28 per share, for the same period in 2005. The increase in net income reflects the absence of a $40.0 million pre-tax ($26.0 million after-tax) charge in 2005 to establish a reserve for contract surety losses related to the large national contractor described in the Company's previous public filings. Other positive impacts included higher earned premium, higher investment income, and a lower expense ratio. The components of net income are discussed in the following sections.

     Net income for the six months ended June 30, 2006 was $37.5 million, or $0.86 per share, compared to $2.1 million, or $0.05 per share, in 2005. The increase in net income reflects the absence of the $40.0 million pre-tax ($26.0 million after-tax) charge described above, higher earned premium, higher investment income, and a lower expense ratio.

RESULTS OF INSURANCE OPERATIONS

     Underwriting components for the Company for the three and six months ended June 30, 2006 and 2005 are summarized in the following table (dollars in thousands):

                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------   -------------------------
                                                        2006       2005              2006       2005
                                                      --------   --------          --------   --------
Gross written premiums.........................       $119,314   $106,544          $232,043   $209,837
                                                      ========   ========          ========   ========
Net written premiums...........................       $109,197   $ 94,791          $211,103   $179,501
                                                      ========   ========          ========   ========
Net earned premiums............................       $ 97,041   $ 85,257          $188,929   $165,820
                                                      ========   ========          ========   ========
Net losses and loss adjustment expenses........       $ 24,945   $ 62,763          $ 48,541   $ 84,354
                                                      ========   ========          ========   ========
Net commissions, brokerage and other expenses..       $ 53,514   $ 50,057          $104,427   $ 98,702
                                                      ========   ========          ========   ========
Loss ratio.....................................           25.7%      73.6%             25.7%      50.9%
Expense ratio..................................           55.1       58.7              55.3       59.5
                                                      --------   --------          --------   --------
Combined ratio.................................           80.8%     132.3%             81.0%     110.4%
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

     The Company assumes significant amounts of premiums primarily from affiliates. This includes all surety business written or renewed, net of reinsurance, by CCC and CIC, and their affiliates, after September 30, 1997 (the "Merger Date") that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company's ability to write business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of the assumed business.

     Gross written premiums are summarized in the following table (dollars in thousands):

                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                               ---------------------------   -------------------------
                                     2006       2005              2006       2005
                                   --------   --------          --------   --------
Contract....................       $ 78,758   $ 66,864          $146,202   $123,135
Commercial..................         33,017     31,288            68,872     68,501
Fidelity and other..........          7,539      8,392            16,969     18,201
                                   --------   --------          --------   --------
                                   $119,314   $106,544          $232,043   $209,837
                                   ========   ========          ========   ========

     For the quarter ended June 30, 2006, gross written premiums increased 12.0 percent to $119.3 million as compared to the quarter ended June 30, 2005. Contract surety gross written premiums increased 17.8 percent to $78.8 million primarily due to increased demand as a result of the strong construction economy and growth in contract size due to cost inflation within the construction industry. Commercial surety gross written premiums increased 5.5 percent to $33.0 million due to growth in large commercial products compared to an unusually low second quarter of 2005. Small commercial premiums were flat as a decline in production of notary bonds resulting from a loss of a large notary program offset growth in other commercial products. Fidelity and other premiums decreased by 10.2%, due to a decline in production of notary errors and omissions policies related to the notary program noted above.

     For the six months ended June 30, 2006, gross written premiums increased
10.6 percent to $232.0 million. Gross written premiums for contract surety increased 18.7 percent to $146.2 million primarily due to increased demand as a result of the strong construction economy and growth in contract size due to cost inflation within the construction industry. Commercial surety and related fidelity and other premiums were essentially flat due to the decline in production of notary bonds and notary errors and omissions policies as noted above, offset by growth in other commercial and related products.

     Net written premiums are summarized in the following table (dollars in thousands):

                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                               ---------------------------   -------------------------
                                      2006       2005             2006       2005
                                    --------   -------          --------   --------
Contract....................        $ 69,691   $56,063          $127,403   $ 96,115
Commercial..................          31,967    30,336            66,731     65,185
Fidelity and other..........           7,539     8,392            16,969     18,201
                                    --------   -------          --------   --------
                                    $109,197   $94,791          $211,103   $179,501
                                    ========   =======          ========   ========

     Net written premiums increased 15.2 percent to $109.2 million from the second quarter of 2005, primarily due to the increase in gross written premiums as described above and a decrease in ceded written premiums. Ceded written premiums decreased $1.6 million to $10.1 million for the second quarter of 2006 compared to the same period of last year due to lower ceded premium related to the large national contractor.

     Net written premiums increased 17.6 percent to $211.1 million, primarily due to the increase in gross written premiums as described above and a decrease in ceded written premiums. Ceded written premiums decreased $9.4 million to $20.9 million for the first six months of 2006 compared to the same period last year. This decrease reflects the Company's decision not to renew a high-level excess of loss reinsurance treaty and cost savings on the core reinsurance program.

EXCESS OF LOSS REINSURANCE

     The Company's reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company's retention on a per principal basis. The Company's reinsurance coverage is provided by third party reinsurers and related parties.

2006 THIRD PARTY REINSURANCE COMPARED TO 2005 THIRD PARTY REINSURANCE

     Effective January 1, 2006, CNA Surety entered into a new excess of loss treaty ("2006 Excess of Loss Treaty") with a group of third party reinsurers on terms similar to the 2005 Excess of Loss Treaty. Under the 2006 Excess of Loss Treaty, the Company's net retention per principal remains at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company's retention. The primary difference between the 2006 Excess of Loss Treaty and the Company's 2005 Excess of Loss Treaty is as follows. The base annual premium for the 2006 Excess of Loss Treaty is $36.9 million compared to the actual cost of the 2005 Excess of Loss Treaty of $41.5 million. The contract includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2006 on bonds that were in force during 2006.

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

     Through a surety quota share treaty (the "Quota Share Treaty"), CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2006 and expires on December 31, 2006 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC's and CIC's net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through June 30, 2006.

     Through a stop loss contract entered into at the Merger Date (the "Stop Loss Contract"), the Company's insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of June 30, 2006 and December 31, 2005, the Company had billed and received $45.9 million under the Stop Loss Contract.

     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company's third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, expiring December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. As of June 30, 2006 and December 31, 2005, the Company has ceded losses of $50.0 million under the terms of this contract.

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

NET LOSS RATIO

     The net loss ratio was 25.7% for the three months ended June 30, 2006 as compared with 73.6% for the same period in 2005. The net loss ratio was 25.7% for the six months ended June 30, 2006 as compared with 50.9% for the same period in 2005. The improvement in both ratios primarily reflects the absence of the reserve charge related to the large national contractor and overall improved claim experience.

EXPOSURE MANAGEMENT

     The Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company continues with various exposure management initiatives. These initiatives are particularly focused on exposure to large commercial accounts. Large commercial accounts are defined as accounts with exposures in excess of $10.0 million. "Exposure" is defined as the face amount of the bond. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, to large commercial accounts within certain exposure ranges. However, total large commercial account exposure has increased 2.9% in the six months ended June 30, 2006.

                                     NUMBER OF ACCOUNTS      TOTAL EXPOSURE (DOLLARS IN MILLIONS)
                                           AS OF                            AS OF
                                  -----------------------   -------------------------------------
                                  JUNE 30,   DECEMBER 31,   JUNE 30,   DECEMBER 31,    % INCREASE
COMMERCIAL ACCOUNT EXPOSURE         2006         2005         2006         2005       (REDUCTION)
---------------------------       --------   ------------   --------   ------------   -----------
$100 million and larger........        2            2       $  234.9     $  246.6        (4.7)%
$50 to $100 million............        3            2          196.3        137.6        42.7%
$25 to $50 million.............        7            9          240.7        307.7       (21.8)%
$10 to $25 million.............       34           32          499.0        445.6        12.0%
                                     ---          ---       --------     --------
Total..........................       46           45       $1,170.9     $1,137.5         2.9%
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

EXPENSE RATIO

     The expense ratio was 55.1% for the three months ended June 30, 2006 as compared with 58.7% for the same period in 2005. The expense ratio was 55.3% for the six months ended June 30, 2006 as compared with 59.5% for the same period in 2005. The improvement in both ratios reflects the strong premium growth accomplished with minimal increases in underwriting expenses.

INVESTMENT INCOME AND REALIZED INVESTMENT GAINS/LOSSES

     Net investment income was $10.0 million for the three months ended June 30, 2006, as compared with $8.1 million for the same period in 2005. This is due to the increase in invested assets in 2005 and 2006 and higher yields. The annualized pre-tax yield was 4.5% and 4.3% for the three months ended June 30, 2006 and 2005, respectively. The annualized after-tax yield was 3.7% and 3.6% for the three months ended June 30, 2006 and 2005, respectively. Net realized investment gains were negligible for the three months ended June 30, 2006 and 2005.

     Net investment income was $19.2 million for the six months ended June 30, 2006 as compared with $16.0 million for the same period in 2005. The increase is due to the impact of higher overall invested assets and higher yields. The annualized pre-tax yields were 4.5% and 4.3% for the six months ended June 30, 2006 and 2005, respectively. The annualized after-tax yield was 3.7% and 3.6% for the six months ended June 30, 2006 and 2005, respectively. Net realized investment gains were $0.1 million for the six months ended June 30, 2006 as compared with $2.0 million for the same period in 2005. The realized investment gain in 2005 resulted primarily from the Company's sale of its interest in DeMontfort Group, Ltd. in the first quarter of 2005.

     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                        ---------------------------   -------------------------
                                                2006   2005                 2006    2005
                                                ----   ----                 ----   ------
Gross realized investment gains......            $95    $ 6                 $114   $2,171
Gross realized investment losses.....             (8)    (1)                  (9)    (155)
                                                 ---    ---                 ----   ------
Net realized investment gains........            $87    $ 5                 $105   $2,016
                                                 ===    ===                 ====   ======

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

INTEREST EXPENSE

     Interest expense increased by 20.5% for the three months ended June 30, 2006 as compared with the same period in 2005, due to higher interest rates associated with the credit facility and the subordinated debentures, partially offset by a reduction in weighted average debt outstanding. Weighted average debt outstanding was $50.9 million for the three months ended June 30, 2006 as compared with $60.9 million for the same period in 2005. The weighted average interest rate for the three months ended June 30, 2006 was 7.5% as compared with 5.3% for the same period in 2005.

     Interest expense increased by 21.7% for the six months ended June 30, 2006 as compared with the same period in 2005. Weighted average debt outstanding was $50.9 million for the six months ended June 30, 2006 compared to $63.4 million in the same period in 2005. The weighted average interest rate for the six months ended June 30, 2006 was 7.3% as compared with 4.9% for the same period in 2005.

INCOME TAXES

     For the three and six months ended June 30, 2006, the Company's effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $4.5 million and $8.8 million for the three and six months ended June 30, 2006. Tax-exempt investment income was $4.0 million and $8.0 million for the three and six months ended June 30, 2005.

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

     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At June 30, 2006, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $761.5 million of fixed income securities, $14.7 million of short-term investments, $1.0 million of other investments and $13.7 million of cash. At December 31, 2005, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $721.3 million of fixed income securities, $48.4 million of short-term investments, $1.0 million of other investments and $4.3 million of cash.

     During the first six months of 2006, the Company paid an additional $21.2 million related to the surety losses of the large national contractor discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Through June 30, 2006, the total paid by the Company for surety losses of the large national contractor is $47.2 million. The Company's exposure, net of expected reinsurance recoveries from CCC, of $60.0 million was previously fully reserved.

     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At June 30, 2006, the parent company's invested assets consisted of $0.8 million of fixed income securities, $1.5 million of equity securities, and $21.8 million of short-term investments and cash. At December 31, 2005, the parent company's invested assets consisted of $1.0 million of fixed income securities, $1.3 million of equity securities, and $19.2 million of short-term investments and cash. At June 30, 2006 and December 31, 2005 respectively, parent company short-term investments and cash included $7.4 million and $6.6 million of restricted cash primarily related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

     The Company's consolidated net cash flow provided by operating activities was $23.4 million for the three months ended June 30, 2006 compared to net cash flow provided by operating activities of $53.3 million for the comparable period in 2005. The decrease in net cash flow provided by operating activities primarily relates to two commutation receipts which totaled $24.0 million in the second quarter of 2005, higher loss payments, and increased estimated federal income tax payments offset by increased premiums received.

     The Company's consolidated net cash flow provided by operating activities was $37.6 million for the six months ended June 30, 2006 compared to net cash flow provided by operating activities of $55.8 million for the comparable period in 2005. The decrease in net cash flow provided by operating activities primarily relates to two commutation receipts which totaled $24.0 million in the second quarter of 2005, higher loss payments, and increased estimated federal income tax payments partially offset by increased premiums received.

     On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2005 Credit Facility"). The 2005 Credit Facility provides an aggregate of up to $50.0 million in borrowings under a revolving credit facility. At June 30, 2006 and December 31, 2005, the outstanding 2005 Credit Facility balance was $20.0 million. On July 31, 2006, the Company reduced the outstanding borrowings by $10.0 million to $10.0 million. The 2005 Credit Facility matures on June 30, 2008. No other debt matures in the next five years.

     The term of the borrowings under the 2005 Credit Facility may be fixed, at the Company's option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on the Company's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. The margin was 1.25% at June 30, 2006. As of June 30, 2006, the weighted average interest rate on the 2005 Credit Facility was 6.625% on the $20.0 million of outstanding borrowings.

     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. ("A.M. Best"). for each of the Company's insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company is in compliance with all covenants as of and for the period ended June 30, 2006.

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

     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of June 30, 2006 the interest rate on the junior subordinated debenture was 8.545%.

     A summary of the Company's commitments as of June 30, 2006 is presented in the following table (in millions):

JUNE 30, 2006                                   2006     2007     2008    2009    2010   THEREAFTER    TOTAL
-------------                                  ------   ------   -----   -----   -----   ----------   ------
Debt (a)....................................   $  2.0   $  4.0   $23.3   $ 2.6   $ 2.7     $ 92.8     $127.4
Operating leases............................      1.0      1.8     1.7     1.7     1.7        2.2       10.1
Loss and loss adjustment expense reserves...    124.2    189.0    54.5    17.5    12.8       37.7      435.7
Other long-term liabilities (b).............      0.2      1.0     0.8     0.7     0.5        6.2        9.4
                                               ------   ------   -----   -----   -----     ------     ------
Total.......................................   $127.4   $195.8   $80.3   $22.5   $17.7     $138.9     $582.6
                                               ======   ======   =====   =====   =====     ======     ======

----------
(a)  Reflects expected principal and interest payments.

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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2006 is based on statutory surplus and income at and for the year ended December 31, 2005. Without prior regulatory approval, CNA Surety's insurance subsidiaries may pay stockholder dividends of $39.1 million in the aggregate in 2006. CNA Surety received dividends of $5.0 million and $10.0 million from its insurance subsidiaries during the first six months of 2006 and 2005, respectively. CNA Surety received no dividends from its non-insurance subsidiaries during the first six months of 2006. CNA Surety received $1.5 million in dividends, including $0.5 million in cash, from its non-insurance subsidiaries during the first six months of 2005.

     Combined statutory surplus totaled $303.2 million at June 30, 2006, resulting in a net written premium to statutory surplus ratio of to 1.3 to 1.0. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2006 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company's retention and this regulation would require minimum statutory surplus of $145.0 million at Western Surety. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by (or refunds received from) the Internal Revenue Service ("IRS"). CNA Surety received $19.2 million and $10.1 million from its subsidiaries for the six months ended June 30, 2006 and June 30, 2005, respectively.

     Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of Western Surety and Surety Bonding were $24.6 million and $0.7 million, respectively. Effective July 1, 2006 through June 30, 2007, the underwriting limitations of Western Surety and Surety Bonding are $26.8 million and $0.7 million, respectively. Through the Quota Share Treaty between CCC and Western Surety Company, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of CCC and its affiliates totaled $645.7 million. Effective July 1, 2006 through June 30, 2007, the underwriting limitations of CCC and its affiliates total $635.6 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

     Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present obligations and capital needs.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at June 30, 2006 and December 31, 2005, by investment category, were as follows (dollars in thousands):

                                                                                      GROSS UNREALIZED LOSSES
                                                           AMORTIZED      GROSS     ---------------------------   ESTIMATED
                                                            COST OR    UNREALIZED   LESS THAN 12   MORE THAN 12      FAIR
JUNE 30, 2006                                                 COST        GAINS        MONTHS         MONTHS        VALUE
-------------                                              ---------   ----------   ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
   Government and agencies:
   U.S. Treasury........................................    $ 15,609     $   --       $   (449)      $  (203)      $ 14,957
   U.S. Agencies........................................      40,039          5           (692)         (128)        39,224
   Collateralized mortgage obligations..................      17,651        230           (592)           (1)        17,288
   Mortgage pass-through securities.....................      41,849         19         (1,169)         (993)        39,706
Obligations of states and political subdivisions........     505,001      7,001         (4,594)         (954)       506,454
Corporate bonds.........................................      67,631      1,117         (1,804)         (646)        66,298
Non-agency collateralized mortgage obligations..........      37,066         --         (1,786)           --         35,280
Other asset-backed securities:
   Second mortgages/home equity loans...................      20,924         --           (123)         (221)        20,580
   Credit card receivables..............................      17,228         --           (113)           --         17,115
   Other................................................       5,613         58           (282)           --          5,389
                                                            --------     ------       --------       -------       --------
   Total fixed income securities........................     768,611      8,430        (11,604)       (3,146)       762,291
Equity securities.......................................       1,372        114             --            --          1,486
                                                            --------     ------       --------       -------       --------
   Total................................................    $769,983     $8,544       $(11,604)      $(3,146)      $763,777
                                                            ========     ======       ========       =======       ========

                                                                                  GROSS UNREALIZED LOSSES
                                                       AMORTIZED      GROSS     ---------------------------   ESTIMATED
                                                        COST OR    UNREALIZED   LESS THAN 12   MORE THAN 12      FAIR
DECEMBER 31, 2005                                         COST        GAINS        MONTHS         MONTHS        VALUE
-----------------                                      ---------   ----------   ------------   ------------   ---------
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
   Government and agencies:
   U.S. Treasury....................................    $ 15,637     $    --      $   (32)       $  (153)      $ 15,452
   U.S. Agencies....................................      40,055         131         (195)           (86)        39,905
   Collateralized mortgage obligations..............      18,696         432         (223)            --         18,905
   Mortgage pass-through securities.................      45,607          87         (647)          (453)        44,594
Obligations of states and political subdivisions....     464,417      14,424       (1,282)          (475)       477,084
Corporate bonds.....................................      69,626       1,885       (1,152)           (13)        70,346
Non-agency collateralized mortgage obligations......      22,200          --         (690)            --         21,510
Other asset-backed securities:
   Second mortgages/home equity loans...............      25,924          21         (181)            --         25,764
   Other............................................       5,613          93         (115)            --          5,591
Redeemable preferred stock..........................       3,000         128           --             --          3,128
                                                        --------     -------      -------        -------       --------
   Total fixed income securities....................     710,775      17,201       (4,517)        (1,180)       722,279
Equity securities...................................       1,201         105           --             --          1,306
                                                        --------     -------      -------        -------       --------
   Total............................................    $711,976     $17,306      $(4,517)       $(1,180)      $723,585
                                                        ========     =======      =======        =======       ========

     The following table summarizes for fixed income securities in an unrealized loss position at June 30, 2006 and 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

                                                                    JUNE 30, 2006                DECEMBER 31, 2005
                                                            ----------------------------   ----------------------------
                                                             ESTIMATED        GROSS         ESTIMATED        GROSS
UNREALIZED LOSS AGING                                       FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
---------------------                                       ----------   ---------------   ----------   ---------------
Fixed income securities:
0-6 months..............................................     $164,230        $ 2,076        $224,117         $3,468
7-12 months.............................................      194,224          9,528          32,630          1,049
13-24 months............................................       41,416          1,636          32,429          1,105
Greater than 24 months..................................       22,089          1,510           1,089             75
                                                             --------        -------        --------         ------
Total...................................................     $421,959        $14,750        $290,265         $5,697
                                                             ========        =======        ========         ======

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

     As of June 30, 2006, 129 securities held by the Company were in an unrealized loss position. The Company believes that 128 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 128 securities, 98 were rated "AAA" by Standard & Poor's ("S&P") and "Aaa" by Moody's Investor Services ("Moody's"). Twenty-six of these 128 securities were in a loss position that exceeded 5% of its book value, with the largest unrealized loss, $0.6 million, being approximately 7.3% of that security's book value. The largest percentage unrealized loss was approximately 9.9% of that security's book value resulting in an unrealized loss of $0.1 million.

     The remaining security that was in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of approximately 11% ($0.5 million) of its book value and was rated below investment grade by S&P and Moody's. The Company believes that the financial condition and near-term prospects of the issuer are strong, and expects that the unrealized loss will reverse. The Company intends and believes it has the ability to hold this investment until the expected recovery in value, which may be at maturity.

IMPACT OF PENDING ACCOUNTING STANDARDS

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting FIN 48 will have on our results of operations and financial condition.

     In January 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 will improve financial reporting by eliminating the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS 155 will also improve financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of this standard is not expected to have a material impact on the Company's results of operations or equity.

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

     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of June 30, 2006. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

                                                                                                            HYPOTHETICAL
                                                                                          ESTIMATED FAIR     PERCENTAGE
                                                                         HYPOTHETICAL       VALUE AFTER       INCREASE
                                                      FAIR VALUE AT       CHANGE IN        HYPOTHETICAL    (DECREASE) IN
                                                         JUNE 30,       INTEREST RATE        CHANGE IN     STOCKHOLDERS'
                                                           2006       (BP=BASIS POINTS)    INTEREST RATE       EQUITY
                                                      -------------   -----------------   --------------   -------------
                                                                            (DOLLARS IN THOUSANDS)
U.S. Government and government agencies and
   authorities.....................................      $111,175      200 bp increase       $100,338          (1.4)%
                                                                       100 bp increase        105,839          (0.7)
                                                                       100 bp decrease        115,067           0.5
                                                                       200 bp decrease        117,280           0.8

States, municipalities and political subdivisions..       506,454      200 bp increase        456,762          (6.4)
                                                                       100 bp increase        480,997          (3.3)
                                                                       100 bp decrease        533,860           3.5
                                                                       200 bp decrease        563,703           7.3

Corporate bonds and all other......................       144,662      200 bp increase        132,905          (1.5)
                                                         --------      100 bp increase        138,627          (0.8)
                                                                       100 bp decrease        151,054           0.8
                                                                       200 bp decrease        157,734           1.7

Total fixed income securities available-for-sale...      $762,291      200 bp increase        690,005          (9.2)
                                                         ========      100 bp increase        725,463          (4.7)
                                                                       100 bp decrease        799,981           4.8
                                                                       200 bp decrease        838,717           9.8

                                                                                                            HYPOTHETICAL
                                                                                          ESTIMATED FAIR     PERCENTAGE
                                                                         HYPOTHETICAL       VALUE AFTER       INCREASE
                                                      FAIR VALUE AT       CHANGE IN        HYPOTHETICAL    (DECREASE) IN
                                                       DECEMBER 31,     INTEREST RATE        CHANGE IN     STOCKHOLDERS'
                                                           2005       (BP=BASIS POINTS)    INTEREST RATE       EQUITY
                                                      -------------   -----------------   --------------   -------------
                                                                            (DOLLARS IN THOUSANDS)
U.S. Government and government agencies and
   authorities.....................................      $118,856      200 bp increase       $108,293          (1.4)%
                                                                       100 bp increase        113,974          (0.7)
                                                                       100 bp decrease        122,326           0.5
                                                                       200 bp decrease        124,776           0.8

States, municipalities and political subdivisions..       477,084      200 bp increase        424,215          (7.2)
                                                                       100 bp increase        450,423          (3.6)
                                                                       100 bp decrease        509,862           4.5
                                                                       200 bp decrease        540,451           8.6

Corporate bonds and all other......................       126,339      200 bp increase        110,645          (2.1)
                                                         --------      100 bp increase        115,724          (1.4)
                                                                       100 bp decrease        126,871           0.1
                                                                       200 bp decrease        132,628           0.9

Total fixed income securities available-for-sale...      $722,279      200 bp increase        643,153         (10.8)
                                                         ========      100 bp increase        680,121          (5.8)
                                                                       100 bp decrease        759,059           5.0
                                                                       200 bp decrease        797,855          10.3

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. OTHER INFORMATION - Reports on Form 8-K:

     May 1, 2006; CNA Surety Corporation Earnings Press Release issued on May 1, 2006.

ITEM 6. EXHIBITS

                                                                  EXHIBIT NUMBER
                                                                  --------------
Certification of Chief Executive Officer pursuant to 18 U.S.C.
   1350, as adopted pursuant to Section 302 of the
   Sarbanes-Oxley Act of 2002..................................        31.1
Certification of Chief Financial Officer pursuant to 18 U.S.C.
   1350, as adopted pursuant to Section 302 of the
   Sarbanes-Oxley Act of 2002..................................        31.2
Certification of Chief Executive Officer pursuant to 18 U.S.C.
   1350, as adopted pursuant to Section 906 of the
   Sarbanes-Oxley Act of 2002..................................        32.1
Certification of Chief Financial Officer pursuant to 18 U.S.C.
   1350, as adopted pursuant to Section 906 of the
   Sarbanes-Oxley Act of 2002..................................        32.2

----------
* Exhibits 32.1 and 32.2 are being furnished and shall not be deemed "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

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

CNA SURETY CORPORATION (Registrant)


/s/ John F. Welch
-------------------------------------
John F. Welch
President and Chief Executive Officer


/s/ John F. Corcoran
-------------------------------------
John F. Corcoran
Senior Vice President and Chief
Financial Officer

Date: July 31, 2006

                                  EXHIBIT INDEX

31(1) Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

31(2) Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

32(1)   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

32(2)   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.