Form 10-Q
period 2006-09-30
CNA SURETY CORP
filed 2006-10-31
CIK 1044566

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer |X| Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes |X| No

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

43,750,467 shares of Common Stock, $.01 par value as of October 20, 2006.

================================================================================

                     CNA SURETY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                               PAGE
                                                                                                                               ----
PART I. FINANCIAL INFORMATION:
  Item 1. Condensed Consolidated Financial Statements (Unaudited):..........................................................    3
    Report of Independent Registered Public Accounting Firm.................................................................    3
    Condensed Consolidated Balance Sheets at September 30, 2006 and at December 31, 2005....................................    4
    Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005.............    5
    Condensed Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2006 and 2005.........    6
    Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005...................    7
    Notes to Condensed Consolidated Financial Statements....................................................................    8
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............................   17
  Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................................   34
  Item 4. Controls and Procedures...........................................................................................   36
PART II. OTHER INFORMATION:.................................................................................................   36
  Item 1. Legal Proceedings.................................................................................................   36
  Item 1A. Risk Factors.....................................................................................................   36
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......................................................   36
  Item 3. Defaults Upon Senior Securities...................................................................................   36
  Item 4. Submission of Matters to a Vote of Security Holders...............................................................   36
  Item 5. Other Information.................................................................................................   36
  Item 6. Exhibits..........................................................................................................   37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNA Surety Corporation
Chicago, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of CNA Surety Corporation and subsidiaries (the "Corporation") as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of stockholders' equity and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation's management.

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

/s/ Deloitte & Touche LLP
Chicago, Illinois
October 31, 2006

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                       SEPTEMBER 30, DECEMBER 31,
                                                                                                           2006          2005
                                                                                                     --------------- ------------
ASSETS
Invested assets and cash:
  Fixed income securities, at fair value (amortized cost: $775,891 and $710,775).................... $     787,849   $    722,279
  Equity securities, at fair value (cost: $1,447 and $1,201)........................................         1,572          1,306
  Short-term investments, at cost (approximates fair value).........................................        58,277         65,041
  Other investments, at cost (approximates fair value)..............................................           174            965
                                                                                                     -------------   ------------
  Total invested assets.............................................................................       847,872        789,591
Cash................................................................................................         6,469          8,323
Deferred policy acquisition costs...................................................................       106,590        102,833
Insurance receivables:
  Premiums, including $11,415 and $7,947 from affiliates, (net of allowance for doubtful accounts:
    $1,427 and $1,490)..............................................................................        46,133         33,359
  Reinsurance, including $55,428 and $53,025 from affiliates........................................       116,280        119,670
Deposit with affiliated ceding company..............................................................        32,731         32,287
Intangible assets (net of accumulated amortization: $25,523 and $25,523)............................       138,785        138,785
Property and equipment, at cost (less accumulated depreciation and amortization: $23,400 and
  $24,887)..........................................................................................        24,135         19,674
Prepaid reinsurance premiums........................................................................         3,174          5,396
Accrued investment income...........................................................................         9,907          9,522
Other assets........................................................................................         3,004          3,174
                                                                                                     -------------   ------------
  Total assets...................................................................................... $   1,335,080   $  1,262,614
                                                                                                     =============   ============
LIABILITIES
Reserves:
  Unpaid losses and loss adjustment expenses........................................................ $     420,237   $    424,449
  Unearned premiums.................................................................................       263,268        241,047
                                                                                                     -------------   ------------
  Total reserves....................................................................................       683,505        665,496
Debt................................................................................................        30,665         50,589
Deferred income taxes, net..........................................................................        19,052         18,820
Current income taxes payable........................................................................         3,063          6,459
Reinsurance and other payables to affiliates........................................................           172            174
Accrued expenses....................................................................................        16,228         16,532
Other liabilities...................................................................................        37,434         27,969
                                                                                                     -------------   ------------
  Total liabilities................................................................................. $     790,119   $    786,039
Commitments and contingencies (See Notes 4, 5, 6 & 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 45,136 shares issued and 43,745 shares outstanding at September 30, 2006 and 44,734 shares issued and 43,334 shares outstanding
  at December 31, 2005..............................................................................           451            447
Additional paid-in capital..........................................................................       266,559        259,684
Retained earnings...................................................................................       285,037        223,927
Accumulated other comprehensive income..............................................................         7,854          7,546
Treasury stock, at cost.............................................................................       (14,940)       (15,029)
                                                                                                     -------------   ------------
  Total stockholders' equity........................................................................       544,961        476,575
                                                                                                     -------------   ------------
  Total liabilities and stockholders' equity........................................................ $   1,335,080   $  1,262,614
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                              ---------------------      ----------------------
                                                                                  2006          2005         2006         2005
                                                                              -----------   -----------  -----------   ---------
Revenues:
  Net earned premium......................................................... $   102,798   $    91,061  $   291,727   $   256,881
  Net investment income......................................................       9,850         8,681       29,021        24,706
  Net realized investment gains (losses).....................................        (999)          108         (894)        2,124
                                                                              ------------  -----------  ------------  -----------
  Total revenues.............................................................     111,649        99,850      319,854       283,711
                                                                              -----------   -----------  -----------   -----------
Expenses:
  Net losses and loss adjustment expenses....................................      21,133        19,976       69,674       104,330
  Net commissions, brokerage and other underwriting expenses.................      56,527        51,891      160,954       150,593
  Interest expense...........................................................         967           938        2,931         2,552
                                                                              -----------   -----------  -----------   -----------
  Total expenses.............................................................      78,627        72,805      233,559       257,475
                                                                              -----------   -----------  -----------   -----------
Income before income taxes...................................................      33,022        27,045       86,295        26,236
Income tax expense...........................................................       9,402         7,262       25,185         4,313
                                                                              -----------   -----------  -----------   -----------
Net income................................................................... $    23,620   $    19,783  $    61,110   $    21,923
                                                                              ===========   ===========  ===========   ===========
Earnings per common share.................................................... $      0.54   $      0.46  $      1.40   $      0.51
                                                                              ===========   ===========  ===========   ===========
Earnings per common share, assuming dilution................................. $      0.54   $      0.46  $      1.39   $      0.51
                                                                              ===========   ===========  ===========   ===========
Weighted average shares outstanding..........................................      43,558        43,168       43,602        43,174
                                                                              ===========   ===========  ===========   ===========
Weighted average shares outstanding, assuming dilution.......................      43,897        43,385       43,879        43,394
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

                     CNA SURETY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              COMMON
                                                                               STOCK                  ADDITIONAL
                                                                              SHARES       COMMON       PAID-IN       COMPREHENSIVE
                                                                            OUTSTANDING     STOCK       CAPITAL       INCOME (LOSS)
                                                                            ----------     -------    -----------     -------------
Balance, December 31, 2004............................................         43,015      $   444    $   255,996
Comprehensive income:
  Net income..........................................................             --           --             --      $    21,923
Other comprehensive income:
  Change in unrealized gains on securities, after income tax benefit of $4,978 (net of reclassification adjustment of $1,113, after
    income tax expense of $599).......................................             --           --             --           (9,246)
                                                                                                                       -----------
  Total comprehensive income..........................................                                                 $    12,677
                                                                                                                       ===========
Stock options exercised and other.....................................            244            3          2,549
                                                                              -------      -------    -----------
Balance, September 30, 2005...........................................         43,259      $   447    $   258,545
                                                                              =======      =======    ===========
Balance, December 31, 2005............................................         43,334      $   447    $   259,684
Comprehensive income:
  Net income..........................................................             --           --             --      $    61,110
Other comprehensive income:
  Change in unrealized gains on securities, after income tax expense of $166 (net of reclassification adjustment of $892, after income
    tax expense of $480)..............................................             --           --             --              308
                                                                                                                       -----------
  Total comprehensive income..........................................                                                 $    61,418
                                                                                                                       ===========
Stock-based compensation..............................................             --           --            983
Stock options exercised and other.....................................            411            4          5,892
                                                                              -------      -------    -----------
Balance, September 30, 2006...........................................         43,745      $   451    $   266,559
                                                                              =======      =======    ===========

                                                                                         ACCUMULATED
                                                                                            OTHER        TREASURY          TOTAL
                                                                          RETAINED      COMPREHENSIVE      STOCK       STOCKHOLDERS'
                                                                          EARNINGS         INCOME         AT COST         EQUITY
                                                                        -----------     -------------   ----------     ------------
Balance, December 31, 2004..........................................    $   185,496      $     19,551   $  (15,116)     $   446,371
Comprehensive income:
  Net income........................................................         21,923                --           --           21,923
Other comprehensive income:
  Change in unrealized gains on securities, after income tax benefit of $4,978 (net of reclassification adjustment of $1,113, after
    income tax expense of $599).....................................             --            (9,246)          --           (9,246)
Stock options exercised and other...................................                               --           87            2,639
                                                                        -----------      ------------  -----------      -----------
Balance, September 30, 2005.........................................    $   207,419      $     10,305  $   (15,029)     $   461,687
                                                                        ===========      ============  ===========      ===========
Balance, December 31, 2005..........................................    $   223,927      $      7,546  $   (15,029)     $   476,575
Comprehensive income:
  Net income........................................................         61,110                --           --           61,110
Other comprehensive income:
  Change in unrealized gains on securities, after income tax expense of $166 (net of reclassification adjustment of $892, after
    income tax expense of $480).....................................             --               308           --              308
Stock-based compensation............................................             --                --           --              983
Stock options exercised and other...................................             --                --           89            5,985
                                                                        -----------       -----------   ----------      -----------
Balance, September 30, 2006.........................................    $   285,037      $      7,854   $  (14,940)     $   544,961
                                                                        ===========      ============   ==========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                               -------------------------
                                                                                                    2006         2005
                                                                                               ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................................................  $     61,110  $    21,923
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization............................................................         3,911        3,372
    Amortization of bond premium, net........................................................           119        2,068
    Loss on disposal of property and equipment...............................................           149          245
    Net realized investment (gains) losses...................................................           894       (2,124)
    Stock-based compensation.................................................................           983           --
  Changes in:
    Insurance receivables....................................................................        (9,384)      12,296
    Reserve for unearned premiums............................................................        22,221       26,101
    Reserve for unpaid losses and loss adjustment expenses...................................        (4,212)      42,560
    Deposits with affiliated ceding company..................................................           654      (32,332)
    Deferred policy acquisition costs........................................................        (3,757)      (4,614)
    Deferred income taxes, net...............................................................        (1,887)        (886)
    Reinsurance and other payables to affiliates.............................................            (2)       8,533
    Prepaid reinsurance premiums.............................................................         2,222         (449)
    Accrued expenses.........................................................................          (304)      (3,306)
    Other assets and liabilities.............................................................         7,808       (4,959)
                                                                                               ------------  -----------
      Net cash provided by operating activities..............................................        80,525       68,428
                                                                                               ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed income securities:
    Purchases................................................................................      (210,631)    (119,603)
    Maturities...............................................................................        18,730       30,071
    Sales....................................................................................       124,077       90,979
  Purchases of equity securities.............................................................        (1,117)        (694)
  Proceeds from the sale of equity securities................................................           962          709
  Changes in short-term investments..........................................................         7,428      (62,985)
  Purchases of property and equipment, net...................................................        (8,444)      (5,478)
  Changes in receivables/payables for securities sold/purchased..............................            --           (6)
  Other, net.................................................................................           631        1,522
                                                                                               ------------  -----------
    Net cash used in investing activities....................................................       (68,364)     (65,485)
                                                                                               ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt.................................................................       (20,000)      (5,000)
  Debt issuance costs........................................................................            --         (125)
  Employee stock option exercises and other..................................................         5,985        2,639
                                                                                               ------------  -----------
    Net cash used in financing activities....................................................       (14,015)      (2,486)
Increase (decrease) in cash..................................................................        (1,854)         457
Cash at beginning of period..................................................................         8,323        7,336
                                                                                               ------------  -----------
Cash at end of period........................................................................  $      6,469  $     7,793
                                                                                               ============  ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
  Interest...................................................................................  $      2,913  $     2,180
  Income taxes...............................................................................        27,938       10,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CNA SURETY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

FORMATION OF CNA SURETY CORPORATION AND MERGER

     In December 1996, CNA Financial Corporation ("CNAF") and Capsure Holdings Corp. ("Capsure") agreed to merge (the "Merger") the surety business of CNAF with Capsure's insurance subsidiaries, Western Surety Company ("Western Surety"), Surety Bonding Company of America ("Surety Bonding") and Universal Surety of America ("USA"), into CNA Surety Corporation ("CNA Surety" or the "Company"). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 63% of the outstanding common stock of CNA Surety. Loews Corporation ("Loews") owns approximately 89% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, "CCC") and The Continental Insurance Company and its property and casualty affiliates (collectively, "CIC"). CIC was acquired by CNAF on May 10, 1995.

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

The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER  30,                       SEPTEMBER 30,
                                                                     2006              2005              2006              2005
                                                                  ----------        ----------        ----------        ----------
Net income.................................................       $   23,620        $   19,783        $   61,110        $   21,923
                                                                  ==========        ==========        ==========        ==========
Shares:
Weighted average shares outstanding........................           43,519            43,140            43,334            43,015
  Weighted average shares of options exercised and
    additional stock issuance..............................               39                28               268               159
                                                                  ----------        ----------        ----------        ----------
Total weighted average shares outstanding..................           43,558            43,168            43,602            43,174
  Effect of dilutive options...............................              339               217               277               220
                                                                  ----------        ----------        ----------        ----------
Total weighted average shares outstanding, assuming
  dilution.................................................           43,897            43,385            43,879            43,394
                                                                  ==========        ==========        ==========        ==========
Earnings per share.........................................       $     0.54        $     0.46        $     1.40        $     0.51
                                                                  ==========        ==========        ==========        ==========
Earnings per share, assuming dilution......................       $     0.54        $     0.46        $     1.39        $     0.51
                                                                  ==========        ==========        ==========        ==========

     No adjustments were made to reported net income in the computation of earnings per share. There were no options excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2006. Options to purchase shares of common stock of 0.4 million were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2005 because the exercise price of these options was greater than the average market price of CNA Surety's common stock.

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

                                                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                       SEPTEMBER 30, 2005      SEPTEMBER 30, 2005
                                                                                       ------------------      ------------------
Net income.........................................................................        $     19,783             $    21,923
Less: Total stock-based compensation cost determined under the fair value method,
  net of tax.......................................................................                 (94)                   (491)
                                                                                           ------------             -----------
Pro forma net income...............................................................        $     19,689             $    21,432
                                                                                           ============             ===========
Basic and diluted earnings per share, as reported..................................        $       0.46             $      0.51
                                                                                           ============             ===========
Basic earnings per share, pro forma................................................        $       0.46             $      0.50
                                                                                           ============             ===========
Diluted earnings per share, pro forma..............................................        $       0.45             $      0.49
                                                                                           ============             ===========

ACCOUNTING PRONOUNCEMENTS

     In December of 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, that amends SFAS 123, as originally issued in May of 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supercedes APB 25. Under SFAS 123R, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply SFAS 123R using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants after the date it adopts SFAS 123R and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 2004) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. SFAS 123R was effective for the Company on January 1, 2006. The Company applied the modified prospective transition method. The Company accounted for graded vesting using the accelerated method. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". Adoption of SFAS 123R decreased net income by $0.2 million and $0.6 million for the three and nine months ended September 30, 2006.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction". This standard is a replacement of APB Opinion No. 20 and FASB Standard No. 3. Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines. This standard was effective for fiscal years beginning after December 15, 2005, and was adopted by the Company as of January 1, 2006. Adoption of this standard did not have an impact on the Company's results of operations and/or equity.

     In November of 2005, the FASB issued FASB Staff Position ("FSP") No. 115-1 and No. 124-1, "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1 and 124-1"), as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and equity securities that are accounted for using the cost method specified in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". FSP 115-1 and 124-1 nullified certain requirements of Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"), which was originally issued in March 2004 and was effective for reporting periods beginning after June 15, 2004. FSP 115-1 and 124-1 replaces guidance set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP 115-1 and 124-1 carries forward the requirements in EITF 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, FSP 115-1 and 124-1 allows for amortization of the discount or reduced premium over the remaining life of the security based on future estimated cash flows. FSP 115-1 and 124-1 was effective for fiscal years beginning after December 15, 2005 and was adopted by the Company on January 1, 2006. Adoption of FSP 115-1 and 124-1 did not have a material impact on the Company's results of operations and/or equity.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). SFAS 158 requires a company who sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires a company to measure benefit plan assets and obligations as of the date of the company's fiscal year-end statement of financial position. SFAS 158 also requires a company to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS 158 will have on our financial condition.

2. INVESTMENTS

     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at September 30, 2006 and December 31, 2005, by investment category, were as follows (dollars in thousands):

                                                                                          GROSS UNREALIZED LOSSES
                                                           AMORTIZED       GROSS       ----------------------------     ESTIMATED
                                                            COST OR     UNREALIZED     LESS THAN 12    MORE THAN 12       FAIR
                                                             COST          GAINS          MONTHS          MONTHS          VALUE
                                                          ----------    ---------      ------------    ------------    ----------
SEPTEMBER 30, 2006
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
  U.S. Treasury.......................................... $   14,846     $     --        $     (137)      $    (151)   $    14,558
  U.S. Agencies..........................................     40,030           60                --            (273)        39,817
  Collateralized mortgage obligations....................     17,246          345                --            (339)        17,252
  Mortgage pass-through securities.......................     40,446           76                --          (1,236)        39,286
Obligations of states and political subdivisions.........    515,553       13,982                (8)             (4)       529,523
Corporate bonds..........................................     66,936        1,465              (154)         (1,061)        67,186
Non-agency collateralized mortgage obligations...........     37,068          242                --            (853)        36,457
Other asset-backed securities:
  Second mortgages/home equity loans.....................     20,925           --               (38)           (137)        20,750
  Credit card receivables................................     17,228          252                --              --         17,480
  Other..................................................      5,613           70                --            (143)         5,540
                                                          ----------     --------       -----------       ---------    -----------
  Total fixed income securities..........................    775,891       16,492              (337)         (4,197)       787,849
Equity securities........................................      1,447          125                --              --          1,572
                                                          ----------     --------       -----------       ---------    -----------
  Total.................................................. $  777,338     $ 16,617       $      (337)     $   (4,197)   $   789,421
                                                          ==========     ========       ===========      ==========    ===========

                                                                                          GROSS UNREALIZED LOSSES
                                                           AMORTIZED       GROSS       ----------------------------     ESTIMATED
                                                            COST OR     UNREALIZED     LESS THAN 12    MORE THAN 12       FAIR
                                                             COST          GAINS          MONTHS          MONTHS          VALUE
                                                          ----------    ----------     ------------    ------------    -----------
DECEMBER 31, 2005
Fixed income securities:
U.S. Treasury securities and obligations of U.S.
  Government and agencies:
  U.S. Treasury.......................................... $   15,637     $      --      $     (32)       $     (153)   $    15,452
  U.S. Agencies..........................................     40,055           131           (195)              (86)        39,905
  Collateralized mortgage obligations....................     18,696           432           (223)               --         18,905
  Mortgage pass-through securities.......................     45,607            87           (647)             (453)        44,594
Obligations of states and political subdivisions.........    464,417        14,424         (1,282)             (475)       477,084
Corporate bonds..........................................     69,626         1,885         (1,152)              (13)        70,346
Non-agency collateralized mortgage obligations...........     22,200            --           (690)               --         21,510
Other asset-backed securities:
  Second mortgages/home equity loans.....................     25,924            21           (181)               --         25,764
  Other..................................................      5,613            93           (115)               --          5,591
Redeemable preferred stock...............................      3,000           128             --                --          3,128
                                                          ----------     ---------      ---------        ----------    -----------
  Total fixed income securities..........................    710,775        17,201         (4,517)           (1,180)       722,279
Equity securities........................................      1,201           105             --                --          1,306
                                                          ----------     ---------      ---------        ----------    -----------
  Total.................................................. $  711,976     $  17,306      $  (4,517)       $   (1,180)   $   723,585
                                                          ==========     =========      =========        ==========    ===========

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

     During the third quarter of 2006, the Company recognized impairment losses on 21 municipal fixed income securities that were in an unrealized loss position. In response to the significant change in interest rates in the third quarter, as well as a revised outlook on future interest rates, the Company does not have the intention of holding these securities to their anticipated recovery. The other-than-temporary impairment losses on these securities were $0.9 million.

     As of September 30, 2006, 65 securities held by the Company were in an unrealized loss position. The Company believes that 64 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 65 securities, 44 were rated "AAA" by Standard & Poor's ("S&P") and "Aaa" by Moody's Investor Services ("Moody's") and all were investment grade. Two of these 65 securities were in a loss position that exceeded 5% of its book value, with the largest percentage unrealized loss being approximately 6.8% of that security's book value resulting in an unrealized loss of $0.1 million. The largest unrealized loss was $0.4 million, which was approximately 4.7% of that security's book value.

     The remaining security that was in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of approximately 4.9% ($0.2 million) of its book value and was rated below investment grade by S&P and Moody's. The Company believes that the financial condition and near-term prospects of the issuer are strong, and expects that the unrealized loss will reverse. The Company intends and believes it has the ability to hold this investment until the expected recovery in value, which may be at maturity.

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

3. REINSURANCE

     The effect of reinsurance on the Company's written and earned premium was as follows (dollars in thousands):

                                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  ------------------------------------------------
                                                                                            2006                      2005
                                                                                  ------------------------------------------------
                                                                                     WRITTEN      EARNED       WRITTEN     EARNED
                                                                                  -----------  -----------  ----------- -----------
Direct.......................................................................     $    85,663  $    85,766  $    83,428  $   76,128
Assumed......................................................................          30,241       28,933       30,054      28,490
Ceded........................................................................         (10,837)     (11,901)     (10,451)    (13,557)
                                                                                  -----------  -----------  -----------  ----------
                                                                                  $   105,067  $   102,798  $   103,031  $   91,061
                                                                                  ===========  ===========  ===========  ==========

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -----------------------------------------------
                                                                                            2006                      2005
                                                                                 ------------------------  ------------------------
                                                                                    WRITTEN      EARNED      WRITTEN      EARNED
                                                                                 -----------  -----------  -----------  -----------
Direct.......................................................................    $   259,015  $   240,823  $   242,912  $   211,590
Assumed......................................................................         88,932       84,903       80,407       85,628
Ceded........................................................................        (31,777)     (33,999)     (40,787)     (40,337)
                                                                                 -----------  -----------  -----------  -----------
                                                                                 $   316,170  $   291,727  $   282,532  $   256,881
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

     The effect of reinsurance on the Company's provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

                                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                                           ----------------------------------------
                                                                                                   2006                 2005
                                                                                          -------------------   -------------------
                                                                                                $       RATIO        $        RATIO
                                                                                          ----------   ------  ----------    ------
Gross losses and loss adjustment expenses............................................     $    9,900     8.6%  $    9,883      9.4%
Ceded amounts........................................................................         11,233   (94.4%)     10,093    (74.4%)
                                                                                          ----------           ----------
Net losses and loss adjustment expenses..............................................     $   21,133    20.6%  $   19,976     21.9%
                                                                                          ==========           ==========

                                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           ----------------------------------------
                                                                                                   2006                  2005
                                                                                           ------------------   -------------------
                                                                                                 $      RATIO         $       RATIO
Gross losses and loss adjustment expenses............................................      $   65,082   20.0%   $   106,682   35.9%
Ceded amounts........................................................................           4,592  (13.5%)       (2,352)   5.8%
                                                                                           ----------           -----------
Net losses and loss adjustment expenses..............................................      $   69,674   23.9%   $   104,330   40.6%
                                                                                           ==========           ===========

     During the three months ended September 30, 2006 and 2005, the Company recorded results based on independent actuarial reviews performed during the respective quarters which indicated that gross reserves should be reduced by approximately $17.0 million and $15.0 million, respectively. This adjustment reflects changes in estimates of incurred-but-not-reported reserves. The corresponding change in ceded reserves was such that net reserves were reduced by $5.1 million and $3.4 million for the three months ended September 30, 2006 and 2005, respectively. These actions resulted in the unusual relationships in the gross and ceded amounts shown above.

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

      Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through September 30, 2006.

      Through a stop loss contract entered into at the Merger Date (the "Stop Loss Contract"), the Company's insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of September 30, 2006 and December 31, 2005, the Company had billed and received $45.9 million under the Stop Loss Contract. As of September 30, 2006, the Company had an estimated unpaid loss recoverable balance of approximately $2.0 million under the Stop Loss Contract.

      The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company's third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, expiring December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. As of September 30, 2006 and December 31, 2005, the Company has ceded losses of $50.0 million under the terms of this contract.

      The Company and CCC entered into a $50 million excess of $100 million contract for the period of January 1, 2005 to December 31, 2005. The premium for this contract was $4.8 million plus an additional premium of $14.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to exclude coverage for the large national contractor, to reduce the premium to $3.0 million, and to reduce the additional premium to $7.0 million. As of December 31, 2005, no losses were ceded under this contract, which was not renewed for 2006.

      As of September 30, 2006 and December 31, 2005, CNA Surety had an insurance receivable balance from CCC and CIC of $66.8 million and $61.0 million, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of September 30, 2006 and December 31, 2005.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                                    ----------------------  ---------------------
                                                                       2006        2005        2006       2005
                                                                    ----------  ----------  ----------  ---------
Reserves at beginning of period:
Gross...........................................................    $  435,725  $  402,769  $  424,449  $ 363,387
Ceded reinsurance...............................................       155,237     114,212     147,435    116,831
                                                                    ----------  ----------  ----------  ---------
    Net reserves at beginning of period.........................       280,488     288,557     277,014    246,556
                                                                    ----------  ----------  ----------  ---------
Net incurred loss and loss adjustment expenses:
    Provision for insured events of current period..............        26,266      23,403      74,974    107,630
    Decrease in provision for insured events of prior periods...        (5,133)     (3,427)     (5,300)    (3,300)
                                                                    ----------  ----------  ----------  ---------
    Total net incurred..........................................        21,133      19,976      69,674    104,330
                                                                    ----------  ----------  ----------  ---------
Net payments attributable to:
    Current period events.......................................         2,525       1,444       4,076      2,375
    Prior period events.........................................        21,929       3,099      65,445     44,521
                                                                    ----------  ----------  ----------  ---------
    Total net payments..........................................        24,454       4,543      69,521     46,896
                                                                    ----------  ----------  ----------  ---------
Net reserves at end of period...................................       277,167     303,990     277,167    303,990
Ceded reinsurance at end of period..............................       143,070     101,957     143,070    101,957
                                                                    ----------  ----------  ----------  ---------
    Gross reserves at end of period.............................    $  420,237  $  405,947  $  420,237  $ 405,947
                                                                    ==========  ==========  ==========  =========

5. DEBT

      On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2005 Credit Facility"). The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In the third quarter of 2006, the outstanding 2005 Credit Facility balance of $20.0 million was paid. Also, in September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility matures on June 30, 2008. No other debt matures in the next five years.

      The term of borrowings under the 2005 Credit Facility may be fixed, at the Company's option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on the Company's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. There was no outstanding balance under the 2005 Credit Facility at September 30, 2006. As such, there was no applicable margin and the weighted average interest rate was 0.325% at September 30, 2006.

      The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. ("A.M. Best") for each of the Company's insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the period ended September 30, 2006.

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

      The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of September 30, 2006 the interest rate on the junior subordinated debenture was 8.78%.

6. EMPLOYEE BENEFITS

      CNA Surety established the CNA Surety Corporation Deferred Compensation Plan (the "2000 Plan"), effective April 1, 2000. The Company established and maintains the 2000 Plan as an unfunded, non-qualified deferred compensation plan for a select group of management or highly compensated employees. The purpose of the 2000 Plan is to permit designated employees of the Company and participating affiliates to accumulate additional retirement income through a non-qualified deferred compensation plan that enables them to defer compensation to which they will become entitled in the future.

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

      The plans' combined net periodic postretirement benefit cost included the following components (amounts in thousands):

                                          THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------         -----------------------------------
                                              2006                 2005                 2006                   2005
                                          ------------         ------------         -----------            ------------
Net periodic benefit cost:
    Service cost......................    $         46         $        107         $       194            $        181
    Interest cost.....................             152                  233                 438                     382
    Prior service cost................             (41)                 (40)               (121)                   (121)
    Recognized net actuarial loss.....              78                  145                 203                     145
                                          ------------         ------------         -----------            ------------
    Net periodic benefit cost.........    $        235         $        445         $       714            $        587
                                          ============         ============         ===========            ============

      The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2006. As of September 30, 2006, $0.2 million of contributions have been made to the postretirement benefit plans.

7. COMMITMENTS AND CONTINGENCIES

      The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

8. STOCK-BASED COMPENSATION

      The compensation expense recorded for the Company's stock-based compensation plan was $0.3 million and $1.0 million for the three and nine months ended September 30, 2006. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.1 million and $0.3 million for the three and nine months ended September 30, 2006. The amount of cash received from the exercise of stock options was $1.0 million and $0.4 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and $5.8 million and $2.8 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

      EQUITY COMPENSATION PLANS

      The Company previously reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, non-qualified stock options and stock appreciation rights ("SARs") to be granted under the CNA Surety 1997 Long-Term Equity Compensation Plan (the "1997 Plan"). No options were granted under the 1997 Plan during the three and nine months ended September 30, 2006.

      The Company's 2006 Long-Term Equity Compensation Plan (the "2006 Plan"), approved by shareholders on April 25, 2006, replaced the 1997 Plan. Incentive stock options, non-qualified stock options, restricted stock, bonus shares, or SARs may be granted to directors, officers, employees and certain advisors of the Company under the 2006 Plan. The aggregate number of shares initially available for which options may be granted under the 2006 Plan was 3,000,000.

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

      No options were granted under the 2006 Plan during the three and nine months ended September 30, 2006. As of September 30, 2006, the number of shares available for granting of options under the 2006 Plan was 3,000,000.

      A summary of the status of the Company's outstanding options as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

                                                                                                 WEIGHTED
                                                                                                 AVERAGE
                                                                           SHARES                 OPTION
                                                                          SUBJECT               PRICE PER
                                                                         TO OPTION                SHARE
                                                                         ---------              ----------
Outstanding options at January 1, 2006............................       1,587,909              $    12.41
    Options granted...............................................              --              $       --
    Options forfeited/expired.....................................         (50,450)             $    13.05
    Options exercised.............................................        (401,859)             $    13.21
                                                                         ---------
Outstanding options at September 30, 2006.........................       1,135,600              $    12.09
                                                                         =========

      A summary of the status of the Company's non-vested options as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

                                                                          SHARES                 AVERAGE
                                                                          SUBJECT               GRANT-DATE
                                                                         TO OPTION              FAIR VALUE
                                                                         ---------              ----------
Non-vested options at January 1, 2006.............................         785,845              $    11.91
    Options granted...............................................              --                      --
    Options vested................................................         (14,750)             $     9.93
    Options forfeited.............................................         (29,175)             $    12.32
                                                                         ---------
Non-vested options at September 30, 2006..........................         741,920              $    11.93
                                                                         =========

      The following table summarizes information about stock options outstanding at September 30, 2006:


                                        OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                           -------------------------------------------------    -------------------------------
                                         WEIGHTED AVERAGE
                             NUMBER         REMAINING       WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
------------------------   -----------   ----------------   ----------------    -----------    ----------------
$9.35 to $11.50.........     357,000        6.1 years       $           9.86      190,075      $          10.22
$12.06 to $15.875.......     778,600        7.5 years       $          13.12      203,005      $          14.44

      The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 were $9.2 million and $3.1 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.3 million and $1.6 million, respectively.

      As of September 30, 2006, there was $1.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity compensation plans. That cost is expected to be recognized as follows: remainder of 2006 - $0.2 million; 2007 - $0.5 million; 2008 - $0.2 million; and 2009 - $0.1 million.

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

CRITICAL ACCOUNTING POLICIES

      Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company's results of operations and financial condition pertain to reserves for unpaid losses and loss adjustment expenses and reinsurance, investments, goodwill and other intangible assets, recognition of premium revenue and the related unearned premium liability, and deferred policy acquisition costs. The Company's accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables are particularly critical to an assessment of the Company's financial results. Given the nature of the surety business, the determination of these balances is inherently a highly subjective exercise, which requires management to analyze, weigh, and balance numerous macroeconomic, customer specific, and claim specific factors and trends, most of which, in themselves, are inherently uncertain and difficult to predict.

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

      As of any balance sheet date, not all claims have been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported ("IBNR") claims. The IBNR reserves include provisions for losses in excess of the current case reserve for previously reported claims and for claims that may be reopened. The IBNR reserves also include offsets for anticipated salvage and subrogation recoveries. The following table shows the estimated liability as of September 30, 2006 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

                       GROSS CASE LOSS    GROSS IBNR LOSS     TOTAL GROSS
                       AND LAE RESERVES   AND LAE RESERVES     RESERVES
                       ----------------  ------------------  --------------
Contract.............  $        120,781  $          130,899  $      251,680
Commercial...........           108,532              47,763         156,295
Fidelity and other...             5,156               7,106          12,262
                       ----------------  ------------------  --------------
Total................  $        234,469  $          185,768  $      420,237
                       ================  ==================  ==============

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

      Surety results, especially for contract and certain commercial products like insurance program bonds, workers compensation insurance bonds and reclamation bonds, tend to be impacted by fewer, but more severe, losses. With this type of loss experience, it is more difficult to estimate the required reserves, particularly for the most current accident years which may have few reported claims. Therefore, assumptions related to the frequency and magnitude of severe loss are key in estimating surety loss reserves. The Company experienced a period of unusually high frequency of severe loss in accident years 2002 and 2003. In response to this activity, the independent actuarial firm included higher expectations of severe losses in its analysis for 2004. The Company's claim experience improved dramatically since 2004. As a result, the independent actuarial firm's current analysis places less reliance on the severe loss experience in accident years 2002 and 2003.

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

      The following table shows the point estimate as determined by the Company's independent actuarial firm at December 31, 2005 and as of their most recent analysis, June 30, 2006, compared to the actual loss reserve established by management, both gross and net of reinsurance (dollars in thousands):

Gross Basis:
    Recorded loss reserves at December 31, 2005.............      $  424,449
    Actuarial point estimate at December 31, 2005...........         428,238
                                                                  ----------
    Difference at December 31, 2005.........................      $   (3,789)
                                                                  ==========
    Difference as a % of actuarial point estimate...........            (0.9)%
    Recorded loss reserves at June 30, 2006.................      $  435,725
    Actuarial point estimate at June 30, 2006...............         419,080
                                                                  ----------
    Difference at June 30, 2006.............................      $   16,645
                                                                  ==========
    Difference as a % of actuarial point estimate...........             4.0%
    Recorded loss reserves at September 30, 2006............      $  420,237
                                                                  ==========

Net Basis:
    Recorded loss reserves at December 31, 2005.............      $  277,015
    Actuarial point estimate at December 31, 2005...........         278,617
                                                                  ----------
    Difference at December 31, 2005.........................      $   (1,602)
                                                                  ==========
    Difference as a % of actuarial point estimate...........            (0.6)%
    Recorded loss reserves at June 30, 2006.................      $  280,488
    Actuarial point estimate at June 30, 2006...............         276,110
                                                                  ----------
    Difference at June 30, 2006.............................      $    4,378
                                                                  ==========
    Difference as a % of actuarial point estimate...........             1.6%
    Recorded loss reserves at September 30, 2006............      $  277,167
                                                                  ==========

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

      The conclusion of the independent actuarial firm's analyses conducted during the third quarter with data as of June 30, 2006 resulted in lower point estimates, confirming the positive loss trends noted by management. These positive loss trends include improvement in the 2005 accident year primarily due to fewer reported severe claims. During the third quarter, management recorded favorable development on prior accident years of $5.1 million on a net basis based on the redundancy indicated by the most recent actuarial analysis and the continuation of positive loss experience in the third quarter.

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

      At December 31, 2005, the range of reasonable loss reserve estimates, net of reinsurance receivables, calculated by the independent actuarial firm and adopted by management was from $229 million to $325 million. The 2006 interim review of loss reserves includes only a point estimate calculation and no update of the reserve range. A new reserve range will be calculated as a part of the December 31, 2006 actuarial review. Ranges of reasonable loss reserve estimates are not calculated for the sub-lines of business. Management believes that the range calculated over total reserves provides the most meaningful information due to the importance of correlation of losses between the sub-lines of business related to the impact of general economic conditions.

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

      The Company's Condensed Consolidated Balance Sheets includes estimated liabilities for unpaid losses and loss adjustment expenses of $420.2 million and $424.4 million and reinsurance receivables related to unpaid losses of $143.0 million and $147.4 million at September 30, 2006 and December 31, 2005, respectively. Due to the inherent uncertainties in the process of establishing the liabilities for unpaid losses and loss adjustment expenses, the actual ultimate claims amounts will differ from the currently recorded amounts. This difference could have a material effect on reported earnings and financial condition. Future effects from changes in these estimates will be recorded in the period such changes are determined to be needed.

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

INTANGIBLE ASSETS

      CNA Surety's Condensed Consolidated Balance Sheet as of September 30, 2006 and December 31, 2005 includes intangible assets of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. ("Capsure").

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

COMPARISON OF CNA SURETY RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

ANALYSIS OF NET INCOME

      Net income for the three months ended September 30, 2006 was $23.6 million, or $0.54 per share, compared to $19.8 million, or $0.46 per share, for the same period in 2005. The increase in net income reflects higher earned premium, higher investment income, and the impacts of lower loss and expense ratios. The components of net income are discussed in the following sections.

      Net income for the nine months ended September 30, 2006 was $61.1 million, or $1.40 per share, compared to $21.9 million, or $0.51 per share, in 2005. The increase in net income reflects the absence of a $40.0 million pre-tax ($26.0 million after-tax) charge in 2005 to establish a reserve for contract surety losses related to the large national contractor described in the Company's previous public filings. Other positive impacts included higher earned premium, higher investment income, and a lower expense ratio.

RESULTS OF INSURANCE OPERATIONS

      Underwriting components for the Company for the three and nine months ended September 30, 2006 and 2005 are summarized in the following table (dollars in thousands):

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -------------------------       -------------------------
                                                         2006           2005             2006           2005
                                                      ----------     ----------       ----------     ----------
Gross written premiums..........................      $  115,904     $  113,482       $  347,947     $  323,319
                                                      ==========     ==========       ==========     ==========
Net written premiums............................      $  105,067     $  103,031       $  316,170     $  282,532
                                                      ==========     ==========       ==========     ==========
Net earned premiums.............................      $  102,798     $   91,061       $  291,727     $  256,881
                                                      ==========     ==========       ==========     ==========
Net losses and loss adjustment expenses.........      $   21,133     $   19,976       $   69,674     $  104,330
                                                      ==========     ==========       ==========     ==========
Net commissions, brokerage and other expenses...      $   56,527     $   51,891       $  160,954     $  150,593
                                                      ==========     ==========       ==========     ==========

Loss ratio.....................................       20.6%           21.9%            23.9%          40.6%
Expense ratio..................................       55.0            57.0             55.2           58.6
                                                  --------        --------        ---------      ---------
Combined ratio.................................       75.6%           78.9%            79.1%          99.2%
                                                  ========        ========        =========      =========


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

      The Company assumes significant amounts of premiums primarily from affiliates. This includes all surety business written or renewed, net of reinsurance, by Continental Casualty Company ("CCC") and The Continental Insurance Company ("CIC"), and their affiliates, after September 30, 1997 (the "Merger Date") that is reinsured by Western Surety Company ("Western Surety") pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company's ability to write business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of the assumed business.

      Gross written premiums are summarized in the following table (dollars in thousands):

                                        THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------       -------------------------------
                                         2006                  2005                2006                 2005
                                        --------             --------            --------             --------
Contract ..........................     $ 74,444             $ 71,044            $220,646             $194,179
Commercial ........................       33,862               33,568             102,734              102,069
Fidelity and other.................        7,598                8,870              24,567               27,071
                                        --------             --------            --------             --------
                                        $115,904             $113,482            $347,947             $323,319
                                        ========             ========            ========             ========

      For the quarter ended September 30, 2006, gross written premiums increased
2.1 percent to $115.9 million as compared to the quarter ended September 30, 2005. Gross written premiums for contract surety increased 4.8 percent to $74.4 million primarily due to increased demand as a result of the strong construction economy and growth in contract size due to cost inflation within the construction industry. Gross written premiums for commercial surety increased
0.9 percent to $33.9 million due to growth in large commercial products. Small commercial premiums decreased slightly as a decline in production of notary bonds resulting from a loss of a large notary program offset growth in other commercial products. Fidelity and other premiums decreased by 14.3 percent, due to a decline in production of notary errors and omissions policies related to the notary program noted above.

      For the nine months ended September 30, 2006, gross written premiums increased 7.6 percent to $347.9 million as compared to the nine-month period ended September 30, 2005. Gross written premiums for contract surety increased
13.6 percent to $220.6 million primarily due to increased demand as a result of the strong construction economy and growth in contract size due to cost inflation within the construction industry. Commercial surety and related fidelity and other premiums decreased 1.4 percent to $127.3 million as a decline in production of notary bonds and notary errors and omissions policies resulting from the loss of a large notary program discussed above offset growth in other commercial and related products.

        Net written premiums are summarized in the following table (dollars in thousands):

                                     THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------     -------------------------------
                                         2006               2005             2006               2005
                                     ------------       ------------     ------------       ------------
Contract .......................     $     64,896       $     61,732     $    192,299       $    157,847
Commercial .....................           32,573             32,429           99,304             97,614
Fidelity and other..............            7,598              8,870           24,567             27,071
                                     ------------       ------------     ------------       ------------
                                     $    105,067       $    103,031     $    316,170       $    282,532
                                     ============       ============     ============       ============

      For the quarter ended September 30, 2006, net written premiums increased
2.0 percent to $105.1 million as compared to the third quarter of 2005, primarily due to the increase in gross written premiums as described above.

      For the nine months ended September 30, 2006, net written premiums increased 11.9 percent to $316.2 million, primarily due to the increase in gross written premiums described above and a decrease in ceded written premiums. Ceded written premiums decreased $9.0 million to $31.8 million for the first nine months of 2006 compared to the same period last year. This decrease reflects the Company's decision not to renew a high-level excess of loss reinsurance treaty and cost savings on the core reinsurance program.

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

      Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from September 30, 1997 (date of inception) through September 30, 2006.

      Through a stop loss contract entered into at the Merger Date (the "Stop Loss Contract"), the Company's insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries' prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries' accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the "Loss Ratio Cap"), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of September 30, 2006 and December 31, 2005, the Company had billed and received $45.9 million under the Stop Loss Contract. As of September 30, 2006, the Company had an estimated unpaid loss recoverable balance of approximately $2.0 million under the Stop Loss Contract.

      The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company's third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, expiring December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. As of September 30, 2006 and December 31, 2005, the Company has ceded losses of $50.0 million under the terms of this contract.

      The Company and CCC entered into a $50 million excess of $100 million contract for the period of January 1, 2005 to December 31, 2005. The premium for this contract was $4.8 million plus an additional premium of $14.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to exclude coverage for the large national contractor, to reduce the premium to $3.0 million, and to reduce the additional premium to $7.0 million. As of December 31, 2005, no losses were ceded under this contract, which was not renewed for 2006.

NET LOSS RATIO

      The net loss ratio was 20.6% for the three months ended September 30, 2006 as compared with 21.9% for the same period in 2005. The improved loss ratio includes favorable development on prior accident years, as confirmed by our independent loss reserve review, of $5.1 million or approximately 5 percentage points compared to $3.4 million or approximately 4 percentage points in the same period last year. The favorable development was primarily due to decreased severity of contract claims in the 2005 accident year.

      The net loss ratio was 23.9% for the nine months ended September 30, 2006 as compared with 40.6% for the same period in 2005. The improved loss ratio primarily reflects the absence of the reserve charge related to the large national contractor and overall improved claim experience.

EXPOSURE MANAGEMENT

      The Company's business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company continues with various exposure management initiatives. These initiatives are particularly focused on exposure to large commercial accounts. Large commercial accounts are defined as accounts with exposures in excess of $10.0 million. "Exposure" is defined as the face amount of the bond. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, to large commercial accounts within certain exposure ranges. However, total large commercial account exposure has increased 9.1 percent in the nine months ended September 30, 2006.

                                      NUMBER OF ACCOUNTS              TOTAL EXPOSURE (DOLLARS IN MILLIONS)
                                            AS OF                                     AS OF
                                 -----------------------------     --------------------------------------------
                                 SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,    % INCREASE
COMMERCIAL ACCOUNT EXPOSURE          2006             2005             2006             2005        (REDUCTION)
-----------------------------    -------------    ------------     -------------    ------------    ------------
$100 million and larger......          2               2           $      233.6     $     246.6         (5.3)%
$50 to $100 million..........          3               2                  193.4           137.6         40.6%
$25 to $50 million...........          7               9                  238.1           307.7        (22.6)%
$10 to $25 million...........         38              32                  575.4           445.6         29.1%
                                      --              --           ------------     -----------
Total........................         50              45           $    1,240.5     $   1,137.5          9.1%
                                      ==              ==           ============     ===========

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

EXPENSE RATIO

    The expense ratio was 55.0% for the three months ended September 30, 2006 as compared with 57.0% for the same period in 2005. The expense ratio was 55.2% for the nine months ended September 30, 2006 as compared with 58.6% for the same period in 2005. The improvement in both ratios reflects the impact of a decrease in ceded earned premium and the strong premium growth accomplished with minimal increases in underwriting expenses.

INVESTMENT INCOME AND REALIZED INVESTMENT GAINS/LOSSES

      Net investment income was $9.8 million for the three months ended September 30, 2006, as compared with $8.7 million for the same period in 2005. This is due to the increase in invested assets in 2005 and 2006 and higher yields. The annualized pre-tax yield was 4.5% and 4.3% for the three months ended September 30, 2006 and 2005, respectively. The annualized after-tax yield was 3.8% and 3.6% for the three months ended September 30, 2006 and 2005, respectively. Net realized investment losses were $1.0 million for the quarter ended September 30, 2006 compared to net realized investment gains of $0.1 million in the same period of 2005. This decrease was primarily due to the recognition of impairment losses on certain fixed income securities, which are discussed in detail later in the Financial Condition section of this MD&A.

      Net investment income was $29.0 million for the nine months ended September 30, 2006 as compared with $24.7 million for the same period in 2005. The increase is due to the impact of higher overall invested assets and higher yields. The annualized pre-tax yields were 4.5% and 4.3% for the nine months ended September 30, 2006 and 2005, respectively. The annualized after-tax yields were 3.7% and 3.6% for the nine months ended September 30, 2006 and 2005, respectively. Net realized investment losses were $0.9 million for the first nine months of 2006 compared to net realized investment gains of $2.1 million in the same period of 2005. This decrease was primarily due to the recognition of impairment losses on certain fixed income securities as noted above and the absence of the realized investment gain from the Company's sale of its interest in De Montfort Group, Ltd. in 2005.

      The following summarizes net realized investment gains (losses) activity (dollars in thousands):

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                               ----------------------      -----------------------
                                                                 2006          2005          2006          2005
                                                               --------      --------      --------      ---------
Gross realized investment gains............................    $    41       $   109       $   155       $  2,280
Gross realized investment losses...........................     (1,040)           (1)       (1,049)          (156)
                                                               -------       -------       -------       --------
Net realized investment gains (losses).....................    $  (999)      $   108       $  (894)      $  2,124
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

INTEREST EXPENSE

      Interest expense increased by 3.1 percent for the three months ended September 30, 2006 as compared with the same period in 2005, due to higher interest rates associated with the credit facility and the subordinated debentures, partially offset by a reduction in weighted average debt outstanding. Weighted average debt outstanding was $44.1 million for the three months ended September 30, 2006 as compared with $60.9 million for the same period in 2005. The weighted average interest rate for the three months ended September 30, 2006 was 8.0% as compared with 5.9% for the same period in 2005.

      Interest expense increased by 14.9 percent for the nine months ended September 30, 2006 as compared with the same period in 2005. Weighted average debt outstanding was $48.6 million for the nine months ended September 30, 2006 compared to $62.6 million in the same period in 2005. The weighted average interest rate for the nine months ended September 30, 2006 was 7.5% as compared with 5.3% for the same period in 2005.

INCOME TAXES

      For the three and nine months ended September 30, 2006, the Company's effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $4.5 million and $13.3 million for the three and nine months ended September 30, 2006. Tax-exempt investment income was $4.1 million and $12.1 million for the three and nine months ended September 30, 2005.

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

      The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At September 30, 2006, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $787.0 million of fixed income securities, $52.7 million of short-term investments, $0.2 million of other investments and $2.1 million of cash. At December 31, 2005, the carrying value of the Company's insurance subsidiaries' invested assets was comprised of $721.3 million of fixed income securities, $48.4 million of short-term investments, $1.0 million of other investments and $4.3 million of cash.

      During the first nine months of 2006, the Company paid an additional $31.9 million related to the surety losses of the large national contractor discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Through September 30, 2006, the total paid by the Company for surety losses of the large national contractor is $57.9 million. The Company's exposure, net of expected reinsurance recoveries from CCC, of $60.0 million was previously fully reserved.

      Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At September 30, 2006, the parent company's invested assets consisted of $0.8 million of fixed income securities, $1.6 million of equity securities, and $8.6 million of short-term investments and cash. At December 31, 2005, the parent company's invested assets consisted of $1.0 million of fixed income securities, $1.3 million of equity securities, and $19.2 million of short-term investments and cash. At September 30, 2006 and December 31, 2005 respectively, parent company short-term investments and cash included $6.9 million and $6.6 million of restricted cash primarily related to premium receipt collections ultimately due to the Company's insurance subsidiaries.

      The Company's consolidated net cash flow provided by operating activities was $42.9 million for the three months ended September 30, 2006 compared to net cash flow provided by operating activities of $12.6 million for the comparable period in 2005. The increase in net cash flow provided by operating activities primarily relates to the decrease in operating cash flow in the third quarter of 2005 which resulted from the deposit of $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under a bond.

      The Company's consolidated net cash flow provided by operating activities was $80.5 million for the nine months ended September 30, 2006 compared to net cash flow provided by operating activities of $68.4 million for the comparable period in 2005. The increase in net cash flow provided by operating activities primarily relates to increased premiums received and the absence of the payment of $32.7 million in 2005 to establish the trust discussed above, offset by two commutation receipts which totaled $24.0 million in the second quarter of 2005, higher loss payments and increased estimated federal income tax payments.

      On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the "2005 Credit Facility"). The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In the current quarter, the outstanding 2005 Credit Facility balance of $20.0 million was paid. Also, in September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility matures on June 30, 2008. No other debt matures in the next five years.

      The term of borrowings under the 2005 Credit Facility may be fixed, at the Company's option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The margin, including a facility fee and utilization fee, can vary based on the Company's leverage ratio (debt to total capitalization) from 1.15% to 1.45%. There was no outstanding balance under the 2005 Credit Facility at September 30, 2006. As such, there was no applicable margin and the weighted average interest rate was 0.325% at September 30, 2006.

      The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. ("A.M. Best") for each of the Company's insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the period ended September 30, 2006.

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

      The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of September 30, 2006 the interest rate on the junior subordinated debenture was 8.78%.

      A summary of the Company's commitments as of September 30, 2006 is presented in the following table (in millions):

SEPTEMBER 30, 2006                               2006     2007     2008     2009     2010    THEREAFTER    TOTAL
---------------------------------------------   ------   ------   ------   ------   ------   ----------   -------
Debt (a).....................................   $  0.7   $  2.8   $  2.8   $  2.7   $  2.7     $ 94.5      $106.2
Operating leases.............................      0.5      1.9      1.8      1.7      1.7        2.4        10.0
Loss and loss adjustment expense reserves....     33.1    218.6     71.2     28.7     19.5       49.1       420.2
Other long-term liabilities (b)..............      0.1      1.1      1.0      0.8      0.5        6.5        10.0
                                                ------   ------   ------   ------   ------     ------      ------
Total........................................   $ 34.4   $224.4   $ 76.8   $ 33.9   $ 24.4     $152.5      $546.4
                                                ======   ======   ======   ======   ======     ======      ======

(a)   Reflects expected principal and interest payments.

(b) Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.

      As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay operating expenses, meet debt service requirements, as well as to pay cash dividends. The payment of dividends by the insurance subsidiaries is subject to varying degrees of supervision by the insurance regulatory authorities in South Dakota and Texas. In South Dakota, where Western Surety and Surety Bonding Company of America ("Surety Bonding") are domiciled, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. In Texas, where Universal Surety of America is domiciled, an insurance company may only declare or pay dividends to stockholders from the insurer's earned surplus. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer's surplus to policyholders or (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the appropriate insurance department prior to payment.

      The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year's ending statutory surplus and statutory net income. Dividend capacity for 2006 is based on statutory surplus and income at and for the year ended December 31, 2005. Without prior regulatory approval, CNA Surety's insurance subsidiaries may pay stockholder dividends of $39.1 million in the aggregate in 2006. CNA Surety received dividends of $10.5 million and $10.0 million from its insurance subsidiaries during the first nine months of 2006 and 2005, respectively. CNA Surety received $0.1 million in cash from its non-insurance subsidiaries during the first nine months of 2006. CNA Surety received $1.5 million in dividends, including $0.5 million in cash, from its non-insurance subsidiaries during the first nine months of 2005.

      Combined statutory surplus totaled $323.4 million at September 30, 2006, resulting in a net written premium to statutory surplus ratio of to 1.2 to 1.0. Insurance regulations restrict Western Surety's maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2006 Excess of Loss Treaty, the Company's net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company's retention. Based on statutory surplus as of September 30, 2006, this regulation would limit Western Surety's largest net risk to $32.3 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

      In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary's separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by (or refunds received from) the Internal Revenue Service. CNA Surety received $31.4 million and $11.8 million from its subsidiaries for the nine months ended September 30, 2006 and September 30, 2005, respectively.

      Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer's statutory surplus. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of Western Surety and Surety Bonding were $24.6 million and $0.7 million, respectively. Effective July 1, 2006 through June 30, 2007, the underwriting limitations of Western Surety and Surety Bonding are $26.8 million and $0.7 million, respectively. Through the Quota Share Treaty between CCC and Western Surety, CNA Surety has access to CCC and its affiliates' U.S. Department of Treasury underwriting limitations. Effective July 1, 2005 through June 30, 2006, the underwriting limitations of CCC and its affiliates totaled $645.7 million. Effective July 1, 2006 through June 30, 2007, the underwriting limitations of CCC and its affiliates total $635.6 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

      Subject to the aforementioned uncertainties concerning the Company's per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company's excess of loss reinsurance arrangements, to meet its present obligations and capital needs.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO

      The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at September 30, 2006 and December 31, 2005, by investment category, were as follows (dollars in thousands):

                                                                            GROSS UNREALIZED LOSSES
                                                   AMORTIZED     GROSS      -----------------------   ESTIMATED
                                                    COST OR    UNREALIZED   LESS THAN     MORE THAN     FAIR
SEPTEMBER 30, 2006                                    COST        GAINS     12 MONTHS     12 MONTHS     VALUE
-------------------------------------------------  ---------   ----------   ---------     ---------   ---------
Fixed income securities:
 U.S. Treasury securities and obligations of
 U.S. Government and agencies:
  U.S. Treasury..................................   $ 14,846    $     --    $   (137)     $   (151)    $ 14,558
  U.S. Agencies..................................     40,030          60          --          (273)      39,817
  Collateralized mortgage obligations............     17,246         345          --          (339)      17,252
  Mortgage pass-through securities...............     40,446          76          --        (1,236)      39,286
Obligations of states and political
  subdivisions...................................    515,553      13,982          (8)           (4)     529,523
Corporate bonds..................................     66,936       1,465        (154)       (1,061)      67,186
Non-agency collateralized mortgage obligations...     37,068         242          --          (853)      36,457
Other asset-backed securities:
  Second mortgages/home equity loans.............     20,925          --         (38)         (137)      20,750
  Credit card receivables........................     17,228         252          --            --       17,480
  Other..........................................      5,613          70          --          (143)       5,540
                                                    --------    --------    --------      ---------    --------
  Total fixed income securities..................    775,891      16,492        (337)       (4,197)     787,849
Equity securities................................      1,447         125          --            --        1,572
                                                    --------    --------    --------      --------     --------
  Total..........................................   $777,338    $ 16,617    $   (337)     $ (4,197)    $789,421
                                                    ========    ========    ========      ========     ========

                                                                            GROSS UNREALIZED LOSSES
                                                   AMORTIZED      GROSS     -----------------------   ESTIMATED
                                                    COST OR    UNREALIZED   LESS THAN     MORE THAN     FAIR
DECEMBER 31, 2005                                    COST         GAINS     12 MONTHS     12 MONTHS     VALUE
-------------------------------------------------  ---------   ----------   ---------     ---------   ---------
Fixed income securities:
U.S. Treasury securities and obligations
of U.S. Government and agencies:
  U.S. Treasury..................................   $ 15,637    $     --    $    (32)     $   (153)    $ 15,452
  U.S. Agencies..................................     40,055         131        (195)          (86)      39,905
  Collateralized mortgage obligations............     18,696         432        (223)          --        18,905
  Mortgage pass-through securities...............     45,607          87        (647)         (453)      44,594
Obligations of states and political
  subdivisions...................................    464,417      14,424      (1,282)         (475)     477,084
Corporate bonds..................................     69,626       1,885      (1,152)          (13)      70,346
Non-agency collateralized mortgage obligations...     22,200          --        (690)           --       21,510
Other asset-backed securities:
  Second mortgages/home equity loans.............     25,924          21        (181)           --       25,764
  Other..........................................      5,613          93        (115)           --        5,591
Redeemable preferred stock.......................      3,000         128          --            --        3,128
                                                    --------    --------    --------      --------     --------
  Total fixed income securities..................    710,775      17,201      (4,517)       (1,180)     722,279
Equity securities................................      1,201         105          --            --        1,306
                                                    --------    --------    --------      --------     --------
  Total..........................................   $711,976    $ 17,306    $ (4,517)     $ (1,180)    $723,585
                                                    ========    ========    ========      ========     ========

      The following table summarizes for fixed income securities in an unrealized loss position at September 30, 2006 and 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

                                                         SEPTEMBER 30, 2006              DECEMBER 31, 2005
                                                    ----------------------------   ----------------------------
                                                     ESTIMATED        GROSS         ESTIMATED        GROSS
UNREALIZED LOSS AGING                               FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
-------------------------------------------------   ----------   ---------------   ----------   ---------------
Fixed income securities:
0-6 months.......................................   $    3,583     $        4      $  224,117     $    3,468
7-12 months......................................       32,262            333          32,630          1,049
13-24 months.....................................      125,645          3,616          32,429          1,105
Greater than 24 months...........................       12,081            581           1,089             75
                                                    ----------     ----------      ----------     ----------
Total............................................   $  173,571     $    4,534      $  290,265     $    5,697
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

      For securities for which an other-than-temporary impairment loss has been recorded, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Income.

      During the third quarter of 2006, the Company recognized impairment losses on 21 municipal fixed income securities that were in an unrealized loss position. In response to the significant change in interest rates in the third quarter, as well as a revised outlook on future interest rates, the Company does not have the intention of holding these securities to their anticipated recovery. The other-than-temporary impairment losses on these securities were $0.9 million.

      As of September 30, 2006, 65 securities held by the Company were in an unrealized loss position. The Company believes that 64 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 65 securities, 44 were rated "AAA" by Standard & Poor's ("S&P") and "Aaa" by Moody's Investor Services ("Moody's") and all were investment grade. Two of these 65 securities were in a loss position that exceeded 5% of its book value, with the largest percentage unrealized loss being approximately 6.8% of that security's book value resulting in an unrealized loss of $0.1 million. The largest unrealized loss was $0.4 million, which was approximately 4.7% of that security's book value.

      The remaining security that was in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of approximately 4.9% ($0.2 million) of its book value and was rated below investment grade by S&P and Moody's. The Company believes that the financial condition and near-term prospects of the issuer are strong, and expects that the unrealized loss will reverse. The Company intends and believes it has the ability to hold this investment until the expected recovery in value, which may be at maturity.

IMPACT OF PENDING ACCOUNTING STANDARDS

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). SFAS 158 requires a company who sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires a company to measure benefit plan assets and obligations as of the date of the company's fiscal year-end statement of financial position. SFAS 158 also requires a company to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS 158 will have on our financial condition.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within the year of adoption. The Company is currently evaluating the impact that adopting SFAS 157 will have on our operations and financial condition.

      In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires registrants to use a dual approach to include both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement in a company's financial statements and the related financial statement disclosures. If either approach results in quantifying a misstatement that is material, then a registrant shall adjust the financial statements. SAB 108 provides transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (based on the appropriate use of the registrant's prior approach) now are considered material based on the approach in SAB 108, then the registrant need not restate prior period financial statements. SAB 108 does not change the requirements for the correction of an error discovered in prior year financial statements. Errors discovered in prior year financial statements shall continue to be restated in accordance with SFAS No. 154, "Accounting Changes and Error Correction". SAB 108 is effective for financial statements issued for fiscal years ending after December 15, 2006. Adoption of SAB 108 is not expected to have an impact on the Company's results of operations or financial condition.

      In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adopting FIN 48 will have on the Company's results of operations and financial condition.

      In January 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". SFAS 155 will improve financial reporting by eliminating the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS 155 will also improve financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of this standard is not expected to have a material impact on the Company's results of operations or financial condition.

      In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-01"). SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adopting SOP 05-01 will have on the Company's results of operations and financial condition.

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

      The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company's expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of September 30, 2006. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

                                                                                                                       HYPOTHETICAL
                                                                                                  ESTIMATED FAIR        PERCENTAGE
                                                                                HYPOTHETICAL        VALUE AFTER          INCREASE
                                                             FAIR VALUE AT        CHANGE IN        HYPOTHETICAL        (DECREASE) IN
                                                             SEPTEMBER 30,      INTEREST RATE        CHANGE IN         STOCKHOLDERS'
                                                                 2006         (BP=BASIS POINTS)    INTEREST RATE          EQUITY
                                                            --------------    -----------------   --------------       -------------
                                                                                    (DOLLARS IN THOUSANDS)
U.S. Government and government agencies and authorities..   $      110,913     200 bp increase      $   101,041            (1.2)%
                                                                               100 bp increase          106,393            (0.5)
                                                                               100 bp decrease          113,750             0.3
                                                                               200 bp decrease          115,183             0.5
States, municipalities and political subdivisions........          529,523     200 bp increase          472,749            (6.8)
                                                                               100 bp increase          500,941            (3.4)
                                                                               100 bp decrease          559,782             3.6
                                                                               200 bp decrease          592,515             7.5
Corporate bonds and all other............................          147,413     200 bp increase          135,901            (1.4)
                                                            --------------
                                                                               100 bp increase          141,504            (0.7)
                                                                               100 bp decrease          153,667             0.7
                                                                               200 bp decrease          160,181             1.5
Total fixed income securities available-for-sale.........   $      787,849     200 bp increase          709,691            (9.4)
                                                            ==============
                                                                               100 bp increase          748,838            (4.6)
                                                                               100 bp decrease          827,199             4.6
                                                                               200 bp decrease          867,879             9.5

                                                                                                                       HYPOTHETICAL
                                                                                                  ESTIMATED FAIR        PERCENTAGE
                                                                                HYPOTHETICAL        VALUE AFTER          INCREASE
                                                             FAIR VALUE AT        CHANGE IN        HYPOTHETICAL        (DECREASE) IN
                                                             DECEMBER 31,       INTEREST RATE        CHANGE IN         STOCKHOLDERS'
                                                                 2005         (BP=BASIS POINTS)    INTEREST RATE          EQUITY
                                                            --------------    -----------------   --------------       -------------
                                                                                    (DOLLARS IN THOUSANDS)
U.S. Government and government agencies and authorities..   $      118,856     200 bp increase      $   108,293             (1.4)%
                                                                               100 bp increase          113,974             (0.7)
                                                                               100 bp decrease          122,326              0.5
                                                                               200 bp decrease          124,776              0.8
States, municipalities and political subdivisions........          477,084     200 bp increase          424,215             (7.2)
                                                                               100 bp increase          450,423             (3.6)
                                                                               100 bp decrease          509,862              4.5
                                                                               200 bp decrease          540,451              8.6
Corporate bonds and all other............................          126,339     200 bp increase          110,645             (2.1)
                                                            --------------
                                                                               100 bp increase          115,724             (1.4)
                                                                               100 bp decrease          126,871              0.1
                                                                               200 bp decrease          132,628              0.9
Total fixed income securities available-for-sale.........   $      722,279     200 bp increase          643,153            (10.8)
                                                            ==============
                                                                               100 bp increase          680,121             (5.8)
                                                                               100 bp decrease          759,059              5.0
                                                                               200 bp decrease          797,855             10.3

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION - Reports on Form 8-K:

      July 31, 2006; CNA Surety Corporation Earnings Press Release issued on July 31, 2006.

ITEM 6. EXHIBITS

                                                                                                                      EXHIBIT NUMBER
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the
  Sarbanes-Oxley Act of 2002...................................................................................            31.1
Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the
  Sarbanes-Oxley Act of 2002...................................................................................            31.2
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the
  Sarbanes-Oxley Act of 2002...................................................................................            32.1
Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the
  Sarbanes-Oxley Act of 2002...................................................................................            32.2

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

CNA SURETY CORPORATION (Registrant)

/s/ John F. Welch
--------------------------------------------
John F. Welch
President and Chief Executive Officer

/s/ John F. Corcoran
--------------------------------------------
John F. Corcoran
Senior Vice President and Chief Financial Officer

Date: October 31, 2006

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