Form 10-K
period 2006-12-31
CNA SURETY CORP
filed 2007-02-21
CIK 1044566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-13277

CNA SURETY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4144905
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

333 South Wabash Avenue, Chicago, Illinois (Address of principal executive offices)	60604 (Zip Code)

(312) 822-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filers and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑.

The aggregate market value of voting stock held by non-affiliates was $280.8 million based upon the closing price of $17.28 per share on June 30, 2006, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

At February 15, 2007, 43,901,478 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the CNA Surety Corporation Proxy Statement prepared for the 2007 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES

PART I.

ITEM 1.	BUSINESS

General

CNA Surety Corporation (“CNA Surety” or “Company”) is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation with Capsure Holdings Corp.’s (“Capsure”) insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with approximately an 8.4% market share (based upon 2005 Surety Association of America (“SAA”) written premium data). CNA Surety’s wide selection of surety products range from very small commercial bonds to large contract bonds.

Formation of CNA Surety and Merger

In December 1996, CNA Financial Corporation (“CNAF”) and Capsure agreed to merge (the “Merger”) the surety business of CNAF with Capsure’s insurance subsidiaries, Western Surety Company (“Western Surety”), Surety Bonding Company of America (“Surety Bonding”) and Universal Surety of America (“Universal Surety”), into CNA Surety. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 63% of the outstanding common stock of CNA Surety. Loews Corporation (“Loews”) owns approximately 89% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, “CCC”) and The Continental Insurance Company and its property and casualty affiliates (collectively, “CIC”). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations.

Description of Business

The Company’s corporate objective is to be the leading provider of surety and surety-related products in North America and to be the surety of choice for its customers and independent agents and brokers. CNA Surety’s insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 36,000 independent agencies. CNA Surety’s insurance subsidiaries are Western Surety, Surety Bonding, and Universal Surety. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and CIC, small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; and errors and omissions (“E&O”) liability insurance. Western Surety is a licensed insurer in all 50 states, the District of Columbia and Puerto Rico. Surety Bonding is licensed in 28 states and the District of Columbia. Universal Surety is licensed in 44 states and the District of Columbia.

Financial Strength Ratings

A.M. Best Company, Inc.

Western Surety, Surety Bonding and Universal Surety are currently rated A (Excellent) with a stable rating outlook, by A.M. Best Company, Inc. (“A.M. Best”). An A (Excellent) rating is assigned to those companies which A.M. Best believes have an excellent ability to meet their ongoing obligations to policyholders. A (Excellent) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. The rating outlook indicates the potential direction of a company’s rating for an intermediate period, generally defined as the next 12 to 36 months. Through inter-company reinsurance and related agreements, CNA Surety’s customers have access to CCC’s broader underwriting capacity. CCC is currently rated A (Excellent) with a stable outlook by A.M. Best. A.M. Best’s letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest.

Standard and Poor’s (“S&P”)

CCC, Western Surety, Surety Bonding, and Universal Surety are currently rated A- (Stable), by S&P. S&P’s letter ratings range from AAA (Extremely Strong) to CC (Extremely Weak) with AAA being highest. Ratings from AA to CCC may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. An insurer rated A has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

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

Products and Policies

Unlike a standard, two-party insurance policy, surety bonds are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the owner/obligee) the fulfillment of some obligation on the part of the principal. The surety is the party who guarantees fulfillment of the principal’s obligation to the obligee. In addition, sureties are generally entitled to recover from the principal any losses and expenses paid to third parties. The surety’s responsibility is to evaluate the risk and determine if the principal meets the underwriting requirements for the bond. Accordingly, surety bond premiums primarily reflect the type and class of risk and related costs associated with both processing the bond transaction and investigating the applicant including, if necessary, an analysis of the applicant’s credit-worthiness and ability to perform.

There are two broad types of surety products — contract surety and commercial surety bonds. Contract surety bonds secure a contractor’s performance and/or payment obligation generally with respect to a construction project. Contract surety bonds are generally required by federal, state and local governments for public works projects. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation.

Contract bond guarantee obligations include the following:

Bid bonds: used by contractors submitting proposals on potential contracts. These bonds guarantee that a contractor will enter into a contract at the amount bid and post the appropriate performance bonds.

Performance bonds: guarantee to the owner the performance of the contractor’s obligations according to the terms and conditions of the contract.

Payment bonds: guarantee payment of the contractor’s obligations under the contract for labor, subcontractors, and materials supplied to the project. Payment bonds are utilized in public projects where liens are not permitted.

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

Although all of its products are sold through the same independent insurance agent and broker distribution network, the Company’s underwriting is organized by the two broad types of surety products — contract surety and commercial surety, which also includes fidelity bonds and other insurance products for these purposes. These two operating segments have been aggregated into one reportable business segment for financial reporting purposes because of their similar economic and operating characteristics.

The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years (amounts in thousands, except average bond amounts):

	Gross Written Premiums
		% of		% of		% of
	2006	Total	2005	Total	2004	Total

Contract	$285,157	63.2%	$248,662	59.6%	$221,577	56.9%
Commercial:
License and permit	79,144	17.5	77,764	18.6	81,502	20.9
Judicial and fiduciary	23,949	5.3	23,142	5.5	22,590	5.8
Public official	23,491	5.2	26,428	6.3	23,911	6.1
Other	8,287	1.9	6,406	1.6	7,890	2.1

Total commercial	134,871	29.9	133,740	32.0	135,893	34.9
Fidelity and other	31,328	6.9	35,128	8.4	31,947	8.2

	$451,356	100.0%	$417,530	100.0%	$389,417	100.0%

Domestic	$448,387	99.3%	$415,520	99.5%	$381,655	98.0%
International	2,969	0.7	2,010	0.5	7,762	2.0

	$451,356	100.0%	$417,530	100.0%	$389,417	100.0%

	Net Written Premiums
		% of		% of		% of
	2006	Total	2005	Total	2004	Total

Contract	$247,987	60.5%	$202,798	55.4%	$172,274	54.1%
Commercial	130,314	31.8	128,022	35.0	115,454	36.3
Fidelity and other	31,328	7.7	35,128	9.6	30,556	9.6

	$409,629	100.0%	$365,948	100.0%	$318,284	100.0%

Domestic	$406,684	99.3%	$363,940	99.5%	$311,620	97.9%
International	2,945	0.7	2,008	0.5	6,664	2.1

	$409,629	100.0%	$365,948	100.0%	$318,284	100.0%

	Domestic Bonds/Policies in Force as of December 31,
		% of		% of		% of
	2006	Total	2005	Total	2004	Total

Contract	30	1.2%	32	1.2%	33	1.4%
Commercial	1,926	76.0	1,901	72.4	1,803	73.8
Fidelity and other	579	22.8	693	26.4	606	24.8

	2,535	100.0%	2,626	100.0%	2,442	100.0%

	Average Bond Penalty/Policy Limit as of December 31,
	2006	2005	2004

Contract	$1,180,538	$1,011,252	$923,981
Commercial	$14,236	$14,208	$14,673
Fidelity and other	$19,486	$20,380	$19,245

In 2006, no individual agency generated more than 1.1% of aggregate gross written premiums. Approximately $61.9 million, or 13.7%, of gross written premiums were generated from national insurance brokers in 2006 with the single largest national broker production comprising $14.5 million, or 3.2%, of gross written premiums.

Marketing

The Company principally markets its products in all 50 states, as well as the District of Columbia and Puerto Rico. Its products are marketed primarily through independent producers, including multi-line agents and brokers such as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CNA Surety enjoys broad national distribution of its products, which are marketed through approximately 36,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. In addition, the Company employs 41 full-time salaried marketing representatives and 5 telemarketing representatives to continually service its vast producer network. Relationships with these independent producers are maintained through the Company’s 34 local branch offices.

The following table sets forth the distribution of the business of CNA Surety, by state based upon gross written premiums in each of the last three years:

	Years Ended December 31,
	2006	2005	2004

Gross Written Premiums by State:
Texas	9.5%	8.7%	8.8%
California	8.9	10.4	10.4
Florida	7.8	7.4	6.6
Illinois	4.6	5.2	4.6
New York	3.9	4.1	4.0
Pennsylvania	3.2	3.4	3.1
Massachusetts	3.1	2.9	2.7
Georgia	3.0	2.8	3.0
Michigan	2.5	2.8	2.7
Arizona	2.4	2.6	2.0
All Other(a)	51.1	49.7	52.1

Total	100.0%	100.0%	100.0%

(a)	Includes the District of Columbia and Puerto Rico. No other state represented more than 2.4% for the year ended December 31, 2006.

Contract Surety

With respect to standard contract surety, the core target customers for the Company are contractors with less than $50 million in contracted work in progress. This segment is comprised of small contractors (less than $5 million in work in progress), medium contractors ($5-$30 million) and the lower end of the large contractors (greater than $30 million). These small and medium contractors, as a group, represent a significant portion of the United States construction market. The Company’s marketing emphasis continues to be on small and medium contractors, however, the Company does have exposure to larger contractors. These exposures are measured in terms of bonded backlog which is an indication of the Company’s exposure in event of default before indemnification and salvage and subrogation recoveries. The Company actively monitors both the number of these large accounts and the exposure on each account through a variety of underwriting methods. Some of these accounts are maintained on a “co-surety” or joint insurer basis with other sureties in order to manage aggregate exposure.

Commercial Surety

A large portion of the commercial surety market is comprised of small obligations that are routine in nature and require minimal underwriting. Customers are focused principally on prompt and efficient service. These small transactional bonds and related fidelity bonds and E&O products represent approximately 80% of the Company’s non-contract gross written premiums and 30% of the Company’s total gross written premium.

The Company continues to focus its marketing efforts on this small commercial bond market through its Sioux Falls, South Dakota service center. In this market segment, CNA Surety emphasizes one-day response service, easy-to-use forms and an extensive array of commercial bond products. In addition, independent agents are provided pre-executed bond forms, powers of attorney, and facsimile authorizations that allow them to issue many standard bonds in their offices. CNA Surety’s insurance subsidiaries may also direct their marketing to particular industries or classes of bonds on a broad basis. For instance, the Company maintains programs directed at notary bonds, mortgage broker compliance bonds and grain warehouse dealer bonds (protecting funds associated with grain storage).

CNA Surety also maintains a specific underwriting staff in Chicago dedicated to middle market and “Fortune 1000” accounts. The Company’s large commercial account business is estimated to represent approximately 20% of the Company’s commercial gross written premiums and 7% of the Company’s total gross written premium.

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

Competition

The surety and fidelity market is highly competitive. According to 2005 data from the SAA, the U.S. market aggregates approximately $5.9 billion in direct written premiums, comprised of approximately $4.5 billion in surety premiums and approximately $1.4 billion in fidelity premiums. The 20 largest surety companies account for approximately 77% of the domestic surety market and 95% of the domestic fidelity market. The large diversified insurance companies hold the largest market shares. In 2005, CNA Surety was the second largest surety provider with an 8.4% market share.

Primary competitors of CNA Surety are approximately 20 national, multi-line companies participating in the surety market throughout the country. Management believes that its principal strengths are diverse product offerings, service and accessibility and long-term relationships with agents and accounts. Competition has increased as a result of ten years of profitable underwriting experience through 1999. This competition has typically manifested itself through reduced premium rates and greater tolerance for relaxation of underwriting standards. Beginning in 2000 and through the end of 2005, the surety industry’s underwriting performance began to be negatively impacted by the significant increases in corporate defaults. Although premium rates began firming in 2001, particularly on large accounts due to deteriorating underwriting performance throughout the surety industry, management believes such competition will continue and impact the Company’s ability to raise rates further.

Reinsurance

The Company’s insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not ordinarily relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance contracts. The Company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk and establishes allowances for uncollectible amounts when indicated. At December 31, 2006, the Company holds approximately $4.9 million of letters of credit as collateral for reinsurance receivables.

The Company’s reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company’s retention on a per principal basis. The Company’s reinsurance coverage is provided by third party reinsurers and related parties. Refer to Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8., Note 6 of the Notes to the Consolidated Financial Statements, Reinsurance, for further discussion.

CNA Surety’s largest reinsurance recoverable from an affiliate, CCC, an A rated company by A.M. Best, was approximately $55.0 million and $53.0 million at December 31, 2006 and 2005, respectively. CNA Surety’s largest reinsurance recoverable from a third party, an A rated company by A.M. Best, was approximately $13.4 million and $14.1 million at December 31, 2006 and 2005, respectively.

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

Reserves for Unpaid Losses and Loss Adjustment Expenses

The Company retains an independent actuarial firm of national standing to perform periodic actuarial analysis of the Company’s loss reserves. This analysis is based on a variety of techniques that involve detailed statistical analysis of past reporting, settlement activity, and salvage and subrogation activity, as well as claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience or industry experience. Techniques may vary depending on the type of claim being estimated. While techniques may vary, each employs significant judgments and assumptions. The independent actuarial firm annually provides actuarial certification as to the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of the Company’s insurance subsidiaries.

The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred-but-not-reported (“IBNR”) claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries, exclusive of reinsurance recoveries which are reported as an asset. These estimates are determined based on the Company’s and surety industry loss experience as well as consideration of current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in income in the period in which such changes are determined to be needed. The determination of the Company’s reserves for unpaid losses and loss adjustment expenses is inherently a subjective exercise, which requires management to analyze, weigh, and balance numerous macroeconomic, customer specific, and claims specific factors and trends, most of which, in themselves, are inherently uncertain and difficult to predict. A discussion of this process is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A table is included in Item 8., Note 7 of the Notes to the Consolidated Financial Statements, Reserves for Loss and Loss Adjustment Expenses, that presents the activity in the reserves for unpaid losses and loss adjustment expenses for the Company and is incorporated herein by reference. This table highlights the impact of revisions to the estimated liability established in prior years.

The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles (“GAAP”), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting practices (“SAP”) as of December 31, 2006 (dollars in thousands):

Net reserves at end of year, GAAP basis	$289,366
Ceded reinsurance, net of salvage and subrogation	144,858

Gross reserves at end of year, GAAP basis	434,224
Estimated reinsurance recoverable netted against gross reserves for SAP	(144,858)
Net reserves on retroactive reinsurance assumed	(10,536)

Net reserves at end of year, SAP basis	$278,830

The following loss reserve development table illustrates the change over time of reserves established for the Company’s estimated losses and loss adjustment expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section shows re-estimates of the original recorded reserve as of the end of each successive year which is the result of management’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The loss reserve development table reflects, on a pro forma basis, the reserves of the CCC Surety Operations, CIC and Capsure since 1996. Such historical development is not necessarily indicative of the financial results that would have occurred under the ownership and management of CNA Surety or of future operating results.

	As of December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Gross reserves for losses and loss adjustment expenses	$142,282	$130,381	$150,020	$157,933	$204,457	$315,811	$303,433	$413,539	$363,387	$424,449	$434,224
Originally reported ceded recoverable	5,218	7,656	7,986	20,464	70,159	166,318	137,301	158,357	116,831	147,435	144,858

Net reserves for losses and loss adjustment expenses	137,064	122,725	142,034	137,469	134,298	149,493	166,132	255,182	246,556	277,014	289,366

Net paid (cumulative) as of:
One year later	9,866	19,595	32,428	35,825	44,763	64,832	59,567	88,857	65,353	76,623	—
Two years later	20,171	30,775	52,524	47,795	75,825	98,885	100,595	128,607	92,582	—	—
Three years later	25,206	43,999	58,421	73,341	87,011	117,396	115,034	145,895	—	—	—
Four years later	32,918	47,144	67,451	81,788	93,154	132,891	125,740	—	—	—	—
Five years later	35,214	51,742	71,352	86,539	99,117	139,051	—	—	—	—	—
Six years later	38,371	54,659	74,462	91,520	100,628	—	—	—	—	—	—
Seven years later	41,058	57,211	77,916	92,727	—	—	—	—	—	—	—
Eight years later	43,525	60,330	77,576	—	—	—	—	—	—	—	—
Nine years later	44,374	59,734	—	—	—	—	—	—	—	—	—
Ten years later	44,088	—	—	—	—	—	—	—	—	—	—
Net reserves re-estimated as of:
End of initial year	137,064	122,725	142,034	137,469	134,298	149,493	166,132	255,182	246,556	277,014	289,366
One year later	96,178	118,373	128,949	130,376	139,110	155,673	205,422	254,570	223,223	271,704	—
Two years later	90,796	102,304	114,605	128,134	140,094	182,812	199,865	231,619	224,919	—	—
Three years later	77,086	87,321	110,462	130,280	132,504	169,340	195,191	246,244	—	—	—
Four years later	62,217	86,271	113,748	122,469	120,051	174,346	203,488	—	—	—	—
Five years later	60,882	86,320	105,797	110,055	119,471	174,847	—	—	—	—	—
Six years later	61,443	79,029	93,768	109,874	118,485	—	—	—	—	—	—
Seven years later	57,375	69,923	93,447	109,237	—	—	—	—	—	—	—
Eight years later	51,857	69,963	93,556	—	—	—	—	—	—	—	—
Nine years later	47,656	70,982	—	—	—	—	—	—	—	—	—
Ten years later	52,480	—	—	—	—	—	—	—	—	—	—

Total net (deficiency) redundancy	$84,584	$51,743	$48,478	$28,232	$15,813	$(25,354)	$(37,356)	$8,938	$21,637	$5,310	$—

Cumulative redundancy (deficiency) as a percentage of original estimate	61.7%	42.2%	34.1%	20.5%	11.8%	(17.0)%	(22.5)%	3.5%	8.8%	1.9%	—%

Net reserves re-estimated	$52,480	$70,982	$93,556	$109,237	$118,485	$174,847	$203,488	$246,244	$224,919	$271,704
Re-estimated ceded recoverable	5,254	8,784	13,231	67,897	108,005	122,766	143,597	94,263	85,890	132,800

Gross reserves re-estimated	$57,734	$79,766	$106,787	$177,134	$226,490	$297,613	$347,085	$340,507	$310,809	$404,504

Claims

Proactive claims management is an important factor for the profitable underwriting of surety and fidelity products. The Company maintains an experienced and dedicated staff of in-house claim specialists. Claim handling for the Company’s contract and large commercial account business is performed in Chicago. Claims for the Company’s small commercial bonds and the related fidelity bonds and E&O insurance are handled in Sioux Falls. The disposition of claims and other claim-related activity is performed in accordance with established policies, procedures and expense controls designed to minimize loss costs and maximize salvage and subrogation recoveries. Indemnity and subrogation rights exist on a significant portion of the business written, enabling the Company to pursue loss recovery from the principal.

Environmental Claims

The Company does not typically bond contractors that specialize in hazardous environmental remediation work. The Company does, however, provide bonding programs for several accounts that have incidental environmental exposure. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. The Company also provides court and other surety bonds for large corporations wherein the underlying action involves environmental-related issues. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights in the completion of a defaulted project or through salvage recovery. The Company estimates its net case incurred losses on known claims of this nature to be $14.9 million as of December 31, 2006.

Regulation

The Company’s insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes that delegate regulatory, supervisory and administrative powers to state insurance regulators. In general, an insurer’s state of domicile has principal responsibility for such regulation which is designed generally to protect policyholders rather than investors and relates to matters such as the standards of solvency which must be maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, including periodic financial and market conduct examinations; the filing of annual and other reports, prepared on a statutory basis, on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. Licensed or admitted insurers generally must file with the insurance regulators of such states, or have filed on its behalf, the premium rates and bond and policy forms used within each state. In some states, approval of such rates and forms must be received from the insurance regulators in advance of their use.

Western Surety is domiciled in South Dakota and licensed in all 50 states and the District of Columbia and Puerto Rico. Surety Bonding is domiciled in South Dakota and licensed in 28 states and the District of Columbia. Universal Surety is domiciled in Texas and licensed in 44 states and the District of Columbia.

Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company’s stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8., Note 13 of the Notes to the Consolidated Financial Statements, Statutory Financial Data. Without prior regulatory approval in 2007, Western Surety may pay stockholder dividends of $87.7 million to CNA Surety. For the year ended December 31, 2006, CNA Surety received $10.5 million in dividends from its insurance subsidiaries.

CNA Surety’s insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities, however, they may be performed by any jurisdiction in which the insurer transacts business. During 2006, the California Department of Insurance announced it will conduct a market conduct examination of Western Surety, Surety Bonding and Universal Surety, commencing in early 2007. During 2005, both the South Dakota Department of Commerce and Regulation-Insurance Division and the Texas Department of Insurance issued their respective reports of financial examination for the two-year period ended December 31, 2003. These exams were initiated in connection with an examination of the insurance subsidiaries of CNAF undertaken by the Illinois Department of Insurance. The examinations of Western Surety and Surety Bonding were completed on January 21, 2005. The examination of Universal Surety was completed on August 3, 2005. The matters noted in these examination reports were largely administrative in nature and have been addressed by management. The matters noted did not have a material impact on the insurance subsidiaries’ statutory surplus, nor did they result in any fines or penalties to CNA Surety or any of its subsidiaries. The examination report for Western Surety did address the Company’s exposure to the large national contractor that had previously been discussed with the regulators.

Certain states in which CNA Surety’s insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety’s results of operations in 2006.

Western Surety and Surety Bonding each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer’s statutory surplus. The underwriting limitations of Western Surety and Surety Bonding, based on each insurer’s statutory surplus, were $24.6 million and $0.7 million, respectively, for the twelve-month period ended June 30, 2006. Effective July 1, 2006 through June 30, 2007, the underwriting limitations of Western Surety and Surety Bonding are $26.8 million and $0.7 million, respectively. Through a surety quota share treaty (the “Quota Share Treaty”) between CCC and Western Surety Company, discussed in both Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8., Note 6 of the Notes to the Consolidated Financial Statements, Reinsurance, CNA Surety has access to CCC and its affiliates’ U.S. Department of Treasury underwriting limitations. Effective July 1, 2006 through June 30, 2007, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty total $549.0 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

Investments

CNA Surety insurance subsidiaries’ investment practices must comply with insurance laws and regulations and must also comply with certain covenants under CNA Surety’s credit facility. Generally, insurance laws and regulations prescribe the nature and quality of, and set limits on, the various types of investments that may be made by CNA Surety’s insurance subsidiaries.

The Company’s investment portfolio generally is managed to maximize after-tax investment return, while minimizing credit risk with investments concentrated in high quality income securities. CNA Surety’s portfolio is managed to provide diversification by limiting exposures to any one industry, issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolio is structured to support CNA Surety’s insurance underwriting operations and to consider the expected duration of liabilities and short-term cash needs.

An investment committee of CNA Surety’s Board of Directors establishes investment policy and oversees the management of each portfolio. A professional independent investment adviser has been engaged to assist in the management of each insurance subsidiary investment portfolio pursuant to established investment committee guidelines. The insurance subsidiaries pay an advisory fee based on the market value of the assets under management.

Employees

As of December 31, 2006, the Company employed 736 persons. CNA Surety has not experienced any work stoppages. Management of CNA Surety believes its relations with its employees are good.

Availability of SEC Reports

A copy of this Annual Report on Form 10-K, as well as CNA Surety’s subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet at CNA Surety’s website (www.cnasurety.com) as soon as reasonably practicable after being filed with or submitted to the Securities and Exchange Commission (the “SEC”). Prior to the filing of this Form 10-K, CNA Surety provided links to the SEC’s website (www.sec.gov) which contained the equivalent of the reports described above. Any materials the Company files with the SEC may be read and obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. This reference to the CNA Surety’s website or the SEC’s address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

Reinsurance coverage is an important component of our capital structure. Reinsurance allows us to meet certain regulatory restrictions that would otherwise limit the size of bonds that we write and limit the market segments in which we could compete. In addition, reinsurance reduces the potential volatility of earnings and protects our capital by limiting the amount of loss associated with any one bond principal. We have experienced periods where it was difficult for us to buy as much reinsurance as we desired and when reinsurance costs have risen substantially. The availability and cost of reinsurance protection depends on a number of factors such as our loss experience, the surety industry’s loss experience, the number of reinsurers willing to provide coverage, and broader economic conditions. If sufficient reinsurance is not available or is too costly or if we purchase insufficient reinsurance, we may need to reduce our premium writings and may be susceptible to higher losses.

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

Due to regulatory restrictions that limit the size of the bonds that our insurance subsidiaries can write, we utilize the capacity of affiliated companies to service some parts of our business. If this capacity is no longer available to us, no longer satisfies the regulatory requirements, or no longer meets customer requirements, we may need to stop servicing parts of our business.

Rating agencies may downgrade their ratings for us or for affiliated companies that we rely on to write business. This would adversely affect our ability to write business.

Our customers often refer to the financial strength ratings assigned by A.M. Best, S&P and other similar companies when they are choosing a surety company. Because we use the underwriting capacity of CCC, an affiliate, to serve larger accounts, our financial strength ratings, as well as those of CCC, factor into customers’ decisions. If our ratings or CCC’s ratings are downgraded, we may experience a significant reduction in premium writings.

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

We are a holding company and are dependent upon dividends, advances, loans and other sources of cash from our subsidiaries in order to meet our obligations. Dividend payments, however, must be approved by the subsidiaries’ domiciliary state departments of insurance and are generally limited to amounts determined by formula which varies by state. If we are restricted, by regulatory rule or otherwise, from paying or receiving inter-

company dividends, we may not be able to fund our working capital needs and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.

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

Investment returns are an important part of our overall profitability. General economic conditions, fluctuations in interest rates, and many other factors beyond our control can adversely affect the returns and the overall value of our investment portfolio. In addition, any defaults in the payments due to us for our investments, especially with respect to liquid corporate and municipal bonds, could reduce our investment income and realized investment gains or could cause us to incur investment losses. As a result of these factors, we may not realize an adequate return on our investments, may incur losses on sales of our investments and may be required to write down the value of our investments.

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

CNA Surety leases its executive offices and its shared branch locations with Continental Casualty Company (“CCC”) under the Administrative Services Agreement with CCC discussed in detail in Item 8., Note 14 of the Notes to the Consolidated Financial Statements, Related Party Transactions. CNA Surety currently uses approximately 92,463 square feet and related personal property at 29 branch locations and its home and executive offices (30,360 square feet) in Chicago, Illinois. CNA Surety’s annual rent for this space is approximately $3.0 million. CNA Surety may terminate its use of these locations as set forth in the Administrative Services Agreement, without material penalty, by providing CCC with 30 days written notice. In 2007, CNA Surety intends to enter into separate lease or sub-lease agreements with CCC for several of these shared locations.

CNA Surety leases approximately 83,551 square feet of office space for its primary processing and service center at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2012. The annual rent, which is subject to annual adjustments, was $1.5 million as of December 31, 2006. CNA Surety also leased space for contract and commercial branch offices in Tallahassee, Florida, New York, New York; Roseville, California; Houston, Texas; and San Juan, Puerto Rico. Annual rent for these offices was $0.4 million with leases terminating in 2006, 2007, 2007, 2006, and 2011, respectively. The leases that expired in 2006 were not renewed.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) relating to the Company’s Annual Meeting of Stockholders to be held on April 25, 2007, not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Item 4 will appear in the Proxy Statement and is incorporated herein by reference.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock (“Common Stock”) trades on the New York Stock Exchange under the symbol SUR. On February 15, 2007, the last reported sale price for the Common Stock was $20.55 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 2006 and 2005.

	High	Low

2006
1st Quarter	$18.20	$14.54
2nd Quarter	$18.92	$15.61
3rd Quarter	$21.99	$16.05
4th Quarter	$22.74	$19.44
2005
1st Quarter	$14.45	$12.42
2nd Quarter	$15.17	$12.66
3rd Quarter	$15.34	$12.14
4th Quarter	$15.56	$12.80

The following table and graph present the Company’s common stock market performance over the last five years compared to appropriate industry indices:

	Indexed Returns
	Years Ended December 31,
Company/Index	2001	2002	2003	2004	2005	2006

CNA Surety Corporation	100	50.65	61.35	86.13	94.00	138.71
Standard & Poor’s 500 Stock Index	100	76.63	96.85	105.56	108.73	123.54
Standard & Poor’s Property & Casualty Index	100	87.47	108.42	117.49	132.74	146.97

The number of stockholders of record of common stock on February 15, 2007, was approximately 4,400.

A summary of outstanding options and shares authorized for issuance under equity compensation plans as of December 31, 2006 follows:

	Number of Securities to be	Weighted-Average	Number of Securities Remaining
	Issued Upon the Exercise of	Exercise Price of	Available for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity Compensation Plans

Equity compensation plans approved by security holders	1,008,525	$12.02	3,000,000

Dividends

Effective November 21, 2002, the Company announced that its Board of Directors suspended its quarterly cash dividend. The Board reassessed the level of dividends which would be appropriate based upon a number of factors, including CNA Surety’s financial condition, operating characteristics, projected earnings and growth, capital requirements of its insurance subsidiaries and debt service obligations. The reintroduction of a quarterly or annual dividend and the amount of any such dividend will be reassessed at future Board meetings.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information has been derived from the Consolidated Financial Statements and Notes thereto.

The following information presented for CNA Surety is as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

	2006(b)(c)	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Total revenues	$431,693	$384,082	$350,789	$332,576	$318,487

Gross written premiums	$451,356	$417,530	$389,417	$371,375	$359,892

Net written premiums	$409,629	$365,948	$318,284	$319,210	$306,654

Net earned premium	$393,642	$348,361	$317,857	$304,449	$298,319
Net losses and loss adjustment expenses(a)	95,830	127,841	87,356	172,476	94,198
Net commissions, brokerage and other underwriting expenses	216,560	202,521	207,166	190,740	179,827
Net investment income	39,324	33,747	30,181	26,301	27,754
Net realized investment gains (losses)	(1,273)	1,974	2,751	1,826	(7,586)
Interest expense	3,669	3,545	2,260	1,523	1,708

Income (loss) before income taxes	115,634	50,175	54,007	(32,163)	42,754
Income tax expense (benefit)	32,816	11,744	14,297	(18,012)	12,635

Net income (loss)	$82,818	$38,431	$39,710	$(14,151)	$30,119

Basic earnings (loss) per common share	$1.90	$0.89	$0.92	$(0.33)	$0.70

Diluted earnings (loss) per common share	$1.89	$0.89	$0.92	$(0.33)	$0.70

Loss ratio(a)	24.3%	36.7%	27.5%	56.7%	31.6%
Expense ratio	55.0	58.1	65.2	62.6	60.3

Combined ratio(a)	79.3%	94.8%	92.7%	119.3%	91.9%

Invested assets and cash	$897,285	$797,914	$766,387	$654,072	$638,204
Intangible assets, net of amortization	138,785	138,785	138,785	138,785	143,785
Total assets	1,368,333	1,262,614	1,174,494	1,169,123	1,093,380
Insurance reserves	688,027	665,496	589,406	637,607	519,646
Debt	30,690	50,589	65,488	50,418	60,816
Total liabilities	802,431	786,039	728,123	758,982	672,819
Stockholders’ equity	565,902	476,575	446,371	410,141	420,561
Book value per share	$12.90	$11.00	$10.38	$9.54	$9.79
Dividends paid per share	$—	$—	$—	$—	$0.45

(a)	Includes the effect of recording revisions of prior year reserves, known as reserve development. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions were a reduction of $5,310, or 1.4%, for the year ended December 31, 2006, a reduction of $23,333, or 6.7%, for the year ended December 31, 2005, a reduction of $613, or 0.2%, for the year ended December 31, 2004, an addition of $39,290, or 12.9%, for the year ended December 31, 2003, and an addition of $6,180, or 2.1%, for the year ended December 31, 2002.

(b)	Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS 123R”) was effective for the Company on January 1, 2006. Prior to 2006, the Company applied the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), and related interpretations, in accounting for its stock-based compensation plan as allowed under the provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date. Under SFAS 123R, entities generally are required to measure and record compensation expense using a fair-value based method. Adoption of SFAS 123R increased compensation expense by $1.2 million for the year ended December 31, 2006. Net of deferred tax benefit, adoption of SFAS 123R decreased net income by $0.8 million for the year ended December 31, 2006.

(c)	As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires a company who sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company’s postretirement benefit plans are unfunded. Recognition of the accumulated postretirement benefit obligation, measured as of December 31, 2006, increased the liability for postretirement benefits by $4.7 million, gross of deferred tax benefit, and decreased accumulated other comprehensive income by $2.7 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of CNA Surety Corporation (“CNA Surety” or “Company”) and its subsidiaries’ operating results, liquidity and capital resources, and financial condition. The most significant risk and uncertainties impacting the operating performance and financial condition of the Company are discussed in Item 1A, Risk Factors of this Form 10-K. This discussion should be read in conjunction with the Consolidated Financial Statements of CNA Surety and Notes thereto.

Critical Accounting Policies

Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company’s results of operations and financial condition pertain to reserves for unpaid losses and loss adjustment expenses and reinsurance, investments, goodwill and other intangible assets, recognition of premium revenue and the related unearned premium liability, and deferred policy acquisition costs. The Company’s accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables, are particularly critical to an assessment of the Company’s financial results. Given the nature of the surety business, the determination of these balances is inherently a highly subjective exercise, which requires management to analyze, weigh, and balance numerous macroeconomic, customer specific, and claim specific factors and trends, most of which, in themselves, are inherently uncertain and difficult to predict.

Reserves for Unpaid Losses and Loss Adjustment Expenses and Reinsurance

CNA Surety accrues liabilities for unpaid losses and loss adjustment expenses (“LAE”) under its surety and property and casualty insurance contracts based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date.

Reported claims are in various stages of the settlement process. Due to the nature of surety, which is the relationship among three parties whereby the surety guarantees the performance of the principal to a third party (the obligee), the investigation of claims and the establishment of case estimates on claim files can be a complex process that can occur over a period of time depending on the type of bond(s) and the facts and circumstances involving the particular bond(s), the claim(s) and the principal. Case reserves are typically established after a claim is filed and an investigation and analysis has been conducted as to the validity of the claim, the principal’s response to the claim and the principal’s financial viability. To the extent it is determined that there are no bona fide defenses to the claim and the principal is unwilling or financially unable to resolve the claim, a case estimate is established on the claim file for the amount the Company estimates it will have to pay to honor its obligations under the provisions of the bond(s).

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

As of any balance sheet date, not all claims have been reported and some may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported (“IBNR”) claims. The IBNR reserves also include provisions for losses in excess of the current case reserve for previously reported claims and for claims that may be reopened. The IBNR reserves also include offsets for anticipated salvage and subrogation recoveries. The following table shows the estimated liability as of December 31, 2006 for unpaid claims applicable to reported claims and to IBNR (dollars in thousands) for each sub-line of business:

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves

Contract	$129,985	$132,033	$262,018
Commercial	110,131	49,912	160,043
Fidelity and other	4,747	7,416	12,163

Total	$244,863	$189,361	$434,224

The Company retains an independent actuarial firm of national standing to perform periodic actuarial analyses of the Company’s loss reserves. These analyses typically include a comprehensive review performed in the third quarter based on data as of June 30 and an update of the comprehensive review performed in January based on data as of December 31. In between these analyses, management monitors claim activity against benchmarks prepared by the independent actuarial firm based on expected claim activity and consults with the actuarial firm as necessary.

The independent actuarial firm’s analyses are based upon multiple projection methodologies that involve detailed statistical analysis of past claim reporting, settlement activity, and salvage and subrogation activity, as well as claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience or industry experience. Methodologies may vary depending on the type of claim being estimated. While methodologies may vary, each employs significant judgments and assumptions.

In estimating the unpaid claim liabilities, the independent actuarial firm employed the following projection methodologies:

•	Historical development method, sometimes referred to as a link ratio method;

•	Bornhuetter-Ferguson method on both a paid and incurred basis;

•	Average hindsight outstanding projection method;

•	Frequency-severity method; and

•	Loss ratio method.

The following provides a summary of these projection methodologies:

Historical Development Method

As a group of claims mature, their collective value changes. This change in value over time is referred to as loss development. The loss development method is a traditional actuarial approach which relies on the historical changes in losses from one evaluation point to another to project the current valuation of losses to ultimate settlement values. Development patterns which have been exhibited by more mature (older) years are used to estimate the expected development of the less mature (more recent) years. The strength of this method is that it is very responsive to emerging loss experience for each accident year. The weakness is that this method can become highly leveraged and volatile for less mature accident years.

Bornhuetter-Ferguson Method

The incurred Bornhuetter-Ferguson (“B-F”) method is commonly used to provide a more stable estimate of ultimate losses in situations where loss development is volatile, substantial and/or immature. The method calculates IBNR (or unpaid loss when conducting a paid B-F projection) directly as the product of:

Expected Ultimate Losses multiplied by IBNR (or Unpaid) Percentage

The IBNR (or unpaid) percentage is derived from the incurred (or paid) loss development patterns. Various approaches can be used to determine the expected ultimate losses (e.g., prior year estimates, pricing assumptions, etc.). To obtain an estimate of expected ultimate losses, the independent actuarial firm utilized an expected loss ratio (ultimate losses divided by earned premium) based on review of prior accident years’ loss ratio experience. This estimate was then applied to the more recent accident years’ earned premium. The strength of the B-F method is that it is less leveraged than the historical development method and thus does not result in an overreaction to an unusual claim occurrence (or an unusual lack of claims). The weakness of the method is that it is reliant on an initial expectation of ultimate losses.

Average Hindsight Outstanding Method

This method relies on the older, more mature accident years’ ultimate loss estimates to restate what the outstanding losses should have been, with hindsight, by accident year by stage of development. These restated hindsight outstanding losses are then trended to the appropriate cost levels for the accident years being projected and added to the paid to date losses in order to generate indicated ultimate losses for the more recent accident years. The strength of this method is that it is relatively unaffected by changes in a company’s case reserving practices. The weaknesses of this method are that it is sensitive to payment pattern shifts and that the average hindsight severities can become highly variable for certain datasets.

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

Loss Ratio Method

This method relies on historical projected ultimate loss ratios for the more mature accident years to estimate the more recent, less mature accident years’ ultimate losses. Applying a selected loss ratio (by reviewing more mature years) to the more recent years’ earned premium results in an indication of the more recent years’ ultimate losses. The strength of this method is that it can be used in connection with a company’s pricing targets and can be used when the historical data has limited credibility. The weakness of this method is that it is slow to react to the emerging loss experience for a particular accident year.

Each of the projection methodologies employed rely to varying degrees on the basic assumption that the Company’s historical claim experience is indicative of the Company’s future claim development. The amount of weight given to any individual projection method is based on an assessment of the volatility of the historical data and development patterns, an understanding of the changes in the overall surety industry over time and the resultant potential impact of these changes on the Company’s prospective claims development, an understanding of the changes to the Company’s processes and procedures within its underwriting, claims handling and data systems functions, among other things. The decision as to how much weight to give to any particular projection methodology is ultimately a matter of experience and professional judgment.

Surety results, especially for contract and certain commercial products like insurance program bonds, workers compensation insurance bonds and reclamation bonds, tend to be impacted by fewer, but more severe, losses. With this type of loss experience, it is more difficult to estimate the required reserves, particularly for the most current accident years which may have few reported claims. Therefore, assumptions related to the frequency and magnitude of severe loss are key in estimating surety loss reserves. The Company experienced a period of unusually high frequency of severe loss in accident years 2002 and 2003. In response to this activity, the independent actuarial firm included higher expectations of severe losses in its analysis for 2004. The Company’s claim experience improved dramatically since 2004. As a result, the independent actuarial firm’s current analysis places less reliance on the severe loss experience in accident years 2002 and 2003.

The indicated reserve was developed by reviewing the Company’s claims experience by accident year for several individual sub-lines of business. Within each sub-line, the selection of the point estimate was made after consideration of the appropriateness of the various projection methodologies in light of the sub-line’s loss characteristics and historical data. In general, for the older, more mature, accident years the historical development method (i.e., link ratio method) was relied upon more heavily. For the more recent years, the indicated reserves were more heavily based on the Bornhuetter-Ferguson and loss ratio methods since these are not as reliant on the Company’s large (i.e., leveraged) development factors and thus are believed to represent a more stable set of methods from which to select indicated reserves for the more recent years.

The independent actuarial firm’s analysis is the primary tool that management utilizes in determining its best estimate of loss reserves. However, the carried reserve may differ from the independent actuarial firm’s point estimate as a result of management’s consideration of the impact of factors such as the following, especially as they relate to the current accident year:

•	Current claim activity, including the frequency and severity of current claims;

•	Changes in underwriting standards and business mix such as the Company’s efforts to reduce exposures to large commercial bonds;

•	Changes in the claims handling process; and

•	Current economic conditions, especially corporate default rates and the condition of the construction economy.

Management believes that the impact of the factors listed above, and others, may not be fully quantifiable through actuarial analysis. Accordingly, management may apply its judgment of the impact of these factors, and others, to its selection of the recorded loss reserves.

The following table shows the point estimate as determined by the Company’s independent actuarial firm, compared to the actual loss reserve established by management, both gross and net of reinsurance (dollars in thousands):

	December 31,
	2006	2005

Gross basis:
Recorded loss reserves	$434,224	$424,449
Actuarial point estimate	438,313	428,238

Difference	$(4,089)	$(3,789)

Difference as a % of actuarial point estimate	(0.9)%	(0.9)%
Net basis:
Recorded loss reserves	$289,366	$277,015
Actuarial point estimate	292,703	278,617

Difference	$(3,337)	$(1,602)

Difference as a % of actuarial point estimate	(1.1)%	(0.6)%

At December 31, 2006, management’s recorded gross and net reserves were slightly lower than the point estimate determined by the independent actuarial firm, with the percentage difference being somewhat larger on a net basis. At December 31, 2006, management believed continued improvement in economic conditions, lower corporate default rates and fewer reported severe claims indicated a lower provision for severe losses was appropriate. Management believed that the actuarial point estimates included provisions in the most recent accident year for severe losses that continue to be influenced by the Company’s experience in accident years 2002 and 2003 and did not fully reflect the favorable economic conditions, changes in the Company’s exposures and favorable claim experience during the most recent accident years.

At December 31, 2005, management’s recorded reserves were also lower than the point estimates determined by the independent actuarial firm. The independent actuarial firm’s analyses conducted during the third quarter of 2006, with data as of June 30, 2006, resulted in lower point estimates, confirming the positive loss trends noted by management and considered in management’s recorded reserves at December 31, 2005. These positive loss trends included improvement in the 2005 accident year primarily due to fewer reported severe claims. During 2006, management recorded favorable development on prior accident years of $5.3 million on a net basis based on the redundancy indicated by the actuarial analysis and the continuation of positive loss experience.

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

Casualty insurance loss reserves are subject to a significant amount of uncertainty. Given the nature of surety losses with its low frequency, high severity characteristics, this is particularly true for surety loss reserves. As a result, the range of reasonable loss reserve estimates may be broader than that associated with traditional property/casualty insurance products. While the loss reserve estimates represent the best professional judgments, arrived at after careful actuarial analysis of the available data, it is important to note that variation from the estimates is not only possible but, in fact, probable. The degree of such variation could be significant and in either direction from the estimates and could result in actual losses outside of the estimated reserve range. The sources of this inherent variability are numerous — future economic conditions, court decisions, legislative actions, and individual large claim impacts, for example.

The range of reasonable reserve estimates is not intended to reflect the maximum and/or minimum possible outcomes; but rather reflects a range of reasonable estimates given the uncertainty in estimating unpaid claim liabilities for surety business. Further, there is no generally accepted method of estimating reserve ranges, but rather many concepts are currently being vetted within actuarial literature.

In developing the indicated range of reserve estimates for the Company, the independent actuarial firm utilized the Mack methodology and their point estimate analysis in order to estimate the requisite reserve distribution parameters. The Mack methodology is premised on the idea that the volatility in a company’s historical paid loss development is representative of the variability in a company’s future payments and thus can be used to estimate the variability within a company’s reserve estimate. Given the dispersion of the reserve indications, along with its experience and professional judgment, the independent actuarial firm selected the 50th and 75th percentile as representing a reasonable range of reserve estimates.

At December 31, 2006, the range of reasonable loss reserve estimates, net of reinsurance receivables, calculated by the independent actuarial firm and adopted by management was from $247 million to $353 million. Ranges of reasonable loss reserve estimates are not calculated for the sub-lines of business. Management believes that the range calculated over total reserves provides the most meaningful information due to the importance of correlation of losses between the sub-lines of business related to the impact of general economic conditions.

The primary factors that would result in the Company’s actual losses being closer to either end of the reserve range is the emergence of (or lack thereof) a small number of large claims, as well as the recovery of (or lack thereof) a small number of large salvage/subrogation amounts. In other words, the primary factors that, if they were to occur, would result in the Company’s actual payments being at the high end of the indicated range are if the Company experiences an unusually high number of large claims and/or an unusually low number of large salvage and subrogation recoveries. Conversely, if the Company were to experience an unusually low number of large claims and/or an unusually high number of large salvage and subrogation recoveries, the Company’s actual payments would tend to be at the low end of the range. These variations in outcomes could be driven by broader issues such as the state of the construction economy or the level of corporate defaults, or by the specific facts and circumstances surrounding individual claims. Again, it is important to note that it is possible that the actual net payments could fall outside of the estimated range.

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

Investments

Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities (bonds and redeemable preferred stocks) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders’ equity as a separate component of accumulated other comprehensive income. Cash flows from purchases, sales and maturities are reported gross in the investing activities section of the Consolidated Statements of Cash Flows.

The amortized cost of fixed income securities is determined based on cost and the cumulative effect of amortization of premiums and accretion of discounts. Such amortization and accretion are included in investment income. For mortgage-backed and certain asset-backed securities, the Company recognizes income using the effective-yield method based on estimated cash flows. All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Investments with an other-than-temporary decline in value are written down to fair value, resulting in losses that are included in realized investment gains and losses.

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

Intangible Assets

CNA Surety’s Consolidated Balance Sheet as of December 31, 2006 includes intangible assets of $138.8 million. This amount represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp. (“Capsure”).

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety’s reporting units. Under the relevant standard, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. The Company uses a valuation technique based on discounted cash flows. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of intangible assets over the implied value of intangible assets is recorded as an impairment loss.

Insurance Premiums

Insurance premiums are recognized as revenue ratably over the term of the related policies in proportion to the insurance protection provided. Contract bonds provide coverage for the length of the bonded project and not a fixed time period. As such, the Company uses estimates of the contract length as the basis for recognizing premium revenue on these bonds. Premium revenues are net of amounts ceded to reinsurers. Unearned premiums represent the portion of premiums written, before ceded reinsurance which is shown as an asset, applicable to the unexpired terms of policies in force determined on a pro rata basis.

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

Results of Operations

Financial Measures

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses certain generally accepted accounting principles (“GAAP”) and non-GAAP financial measures in order to provide information used by management to monitor the Company’s operating performance. Management utilizes various financial measures to monitor the Company’s insurance operations and investment portfolio. Underwriting results, which are derived from certain income statement amounts, are considered a non-GAAP financial measure and are used by management to monitor performance of the Company’s insurance operations.

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

Operating ratios are calculated using insurance results and are widely used by the insurance industry and regulators such as state departments of insurance and the National Association of Insurance Commissioners for financial regulation and as a basis of comparison among companies. The ratios discussed in the Company’s MD&A are calculated using GAAP financial results and include the net loss and loss adjustment expense ratio (“loss ratio”) as well as the net commissions, brokerage and other underwriting expense ratio (“expense ratio”) and combined ratio. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of net commissions, brokerage and other underwriting expenses, including the amortization of deferred acquisition costs, to net earned premiums. The combined ratio is the sum of the loss and expense ratios.

While management uses various GAAP and non-GAAP financial measures to monitor various aspects of the Company’s performance, net income is the most directly comparable GAAP measure and represents a more comprehensive measure of operating performance. Management believes that its process of evaluating performance through the use of these non-GAAP financial measures provides a basis for enhanced understanding of its operating performance and the impact to net income as a whole. Management also believes that investors may find these widely used financial measures described above useful in interpreting the underlying trends and performance, as well as to provide visibility into the significant components of net income.

Comparison of CNA Surety Actual Results for the Years Ended December 31, 2006, 2005 and 2004

Analysis of Net Income

The Company had net income of $82.8 million for the year ended December 31, 2006 as compared to $38.4 million for the year ended December 31, 2005, and $39.7 million for the year ended December 31, 2004. The increase in net income in 2006 over 2005 primarily reflects the absence of a $60.0 million pre-tax ($39.0 million after-tax) charge in 2005 to establish a reserve for contract surety losses related to the large national contractor discussed in the Net Loss Ratio section. Other positive impacts included higher earned premium, higher investment income, and a lower expense ratio. These impacts were partially offset by lower favorable reserve development in 2006. The decrease in 2005 over 2004 reflects higher losses in large part due to the establishment of the $60.0 million net loss reserve related to the large national contractor, partially offset by increased favorable loss development on prior accident years of $22.7 million. The higher losses were also offset by higher net earned premium, higher net investment income, and lower expenses.

The components of net income are discussed in the following sections.

Results of Insurance Operations

Underwriting components for the Company for the years ended December 31, 2006, 2005 and 2004 are summarized in the following table (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Gross written premium	$451,356	$417,530	$389,417

Net written premium	$409,629	$365,948	$318,284

Net earned premium	$393,642	$348,361	$317,857

Net losses and loss adjustment expenses	$95,830	$127,841	$87,356

Net commissions, brokerage and other underwriting expenses	$216,560	$202,521	$207,166

Loss ratio	24.3%	36.7%	27.5%
Expense ratio	55.0	58.1	65.2

Combined ratio	79.3%	94.8%	92.7%

Premiums Written/Earned

CNA Surety primarily markets contract and commercial surety bonds. Contract surety bonds generally secure a contractor’s performance and/or payment obligation with respect to a construction project. Contract surety bonds are generally required by federal, state and local governments for public works projects. The most common types include bid, performance and payment bonds. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation. The commercial surety market includes numerous types of bonds categorized as court judicial, court fiduciary, public official, license and permit and many miscellaneous bonds that include guarantees of financial performance. The Company also writes fidelity bonds that cover losses arising from employee dishonesty and other insurance products that are generally companion products to certain surety bonds. For example, the Company writes surety bonds for notaries and also offers related errors and omissions (“E&O”) insurance coverage.

The Company assumes significant amounts of premiums primarily from affiliates. This includes all surety business written or renewed, net of reinsurance, by CCC and CIC, and their affiliates, after September 30, 1997 that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company’s ability to write business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of the assumed business.

Gross written premiums for the years ended December 31, 2006, 2005 and 2004 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2006	2005	2004

Contract	$285,157	$248,662	$221,577
Commercial	134,871	133,740	135,893
Fidelity and other	31,328	35,128	31,947

	$451,356	$417,530	$389,417

For 2006, gross written premiums increased 8.1% to $451.4 million as compared to 2005. Gross written premiums for contract surety increased 14.7% to $285.2 million primarily due to increased demand as a result of the strong construction economy and growth in contract size due to cost inflation within the construction industry. Commercial surety and related fidelity and other gross written premiums decreased 1.6% to $166.2 million as a decline in production of notary bonds and notary E&O policies resulting from a loss of a large notary program offset growth in other commercial and related products.

For 2005, gross written premiums increased 7.2% to $417.5 million as compared to 2004. Gross written premiums for contract surety increased 12.2% to $248.7 million due to volume growth, some of which is attributed to several competitors exiting the contract surety market. Commercial surety premiums decreased 1.6% to $133.7 million as continued strong volume growth in small commercial products was more than offset by declining premium volume on large commercial accounts due to the Company’s efforts to reduce aggregate exposures to large commercial accounts. Fidelity and other products increased 10.0% to $35.1 million, for the year ended December 31, 2005 as compared to the same period in 2004 due primarily to volume growth in related small commercial products.

Net written premiums for the years ended December 31, 2006, 2005 and 2004 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2006	2005	2004

Contract	$247,987	$202,798	$172,274
Commercial	130,314	128,022	115,454
Fidelity and other	31,328	35,128	30,556

	$409,629	$365,948	$318,284

For 2006, net written premiums increased by $43.7 million to $409.6 million as compared to 2005 reflecting the increase in gross written premiums discussed previously and a decrease of $9.9 million of ceded written premiums to $41.7 million for 2006. The reduction in ceded written premiums was due to the Company’s decision not to renew a high-level excess of loss reinsurance treaty and cost savings on the core reinsurance program. Net written premiums for contract surety business increased 22.3% to $248.0 million for 2006 compared to 2005. Net written premiums for commercial surety increased 1.8% to $130.3 million for 2006 compared to 2005. Fidelity and other products decreased 10.8% to $31.3 million for the year 2006 compared to 2005 reflecting the decline in production of notary E&O policies resulting from a loss of the large notary program discussed previously.

For 2005, net written premiums increased by $47.7 million to $365.9 million as compared to 2004 reflecting the increase in gross written premiums discussed previously and the reduction in the cost of the Company’s 2005 reinsurance program. Ceded written premiums decreased $19.6 million to $51.6 million for 2005 compared to 2004. Net written premiums for contract surety business increased 17.7% to $202.8 million. Net written premiums for commercial surety increased 10.9% to $128.0 million for 2005. Significant reductions in exposures to large commercial bonds caused a greater share of reinsurance protection to be allocated to contract bonds. Fidelity and other products increased 15.0% to $35.1 million for the year 2005 as compared to 2004 reflecting the increase in gross written premiums discussed previously.

Net earned premiums for the years ended December 31, 2006, 2005 and 2004 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2006	2005	2004

Contract	$230,856	$192,463	$173,294
Commercial	129,208	122,940	115,280
Fidelity and other	33,578	32,958	29,283

	$393,642	$348,361	$317,857

For 2006, net earned premiums increased by $45.3 million to $393.6 million as compared to 2005 reflecting the increase in gross written premiums discussed above. Ceded earned premiums decreased $9.2 million due to the Company’s decision not to renew a high-level excess of loss reinsurance treaty and cost savings on the core reinsurance program. Net earned premiums for contract surety business increased 19.9% to $230.9 million for 2006 compared to 2005. Net earned premiums for commercial surety increased 5.1% to $129.2 million for 2006 compared to 2005. Earned premium for fidelity and other products increased 1.9% to $33.6 million for the year 2006 compared to 2005.

For 2005, net earned premiums increased by $30.5 million to $348.4 million as compared to 2004 reflecting the increase in gross written premiums discussed above and the reduction in the cost of the Company’s 2005 reinsurance program. Ceded earned premiums decreased $15.5 million to $54.1 million for 2005 compared to 2004. Net earned premiums for contract surety business increased 11.1% to $192.5 million. Net earned premiums for commercial surety increased 6.6% to $122.9 million for 2005. Earned premium for fidelity and other products increased 12.6% to $33.0 million for the year 2005 as compared to 2004 reflecting the increase in gross written premiums discussed above.

Excess of Loss Reinsurance

The Company’s reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company’s retention on a per principal basis. At December 31, 2006, Munich Reinsurance America, Inc., Renaissance Reinsurance Ltd., Odyssey America Reinsurance Corporation, and XL Reinsurance America Inc. (all rated at least A by A.M. Best) were the four unaffiliated reinsurers from which the Company had its largest reinsurance receivables.

2005 Third Party Reinsurance Compared to 2004 Third Party Reinsurance

Effective January 1, 2005, CNA Surety entered into a new excess of loss treaty (“2005 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2004 Excess of Loss Treaty. Under the 2005 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The significant differences between the 2005 Excess of Loss Treaty and the Company’s 2004 Excess of Loss Treaty were as follows. The annual aggregate coverage increased from $157 million in 2004 to $185 million in 2005. The actual annual premium for the 2005 Excess of Loss Treaty was $41.5 million compared to the actual cost of the 2004 Excess of Loss Treaty of $50.6 million. The 2005 Excess of Loss Treaty provides coverage for one commercial principal that had been excluded from the 2004 Excess of Loss Treaty. The Company no longer has exposure to a second commercial principal that was excluded from the 2004 Excess of Loss Treaty. Only the large national contractor that was excluded from the 2004 Excess of Loss Treaty remained excluded from the 2005 Excess of Loss Treaty.

2006 Third Party Reinsurance Compared to 2005 Third Party Reinsurance

Effective January 1, 2006, CNA Surety entered into a new excess of loss treaty (“2006 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2005 Excess of Loss Treaty. Under the 2006 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The significant differences between the 2006 Excess of Loss Treaty and the Company’s 2005 Excess of Loss Treaty were as follows. The actual cost for the 2006 Excess of Loss Treaty was $39.9 million compared to the actual cost of the 2005 Excess of Loss Treaty of $41.5 million. The contract included an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2006 on bonds that were in force during 2006. Only the large national contractor that was excluded from the 2005 treaty remained excluded from the 2006 Excess of Loss Treaty.

2007 Third Party Reinsurance Compared to 2006 Third Party Reinsurance

Effective January 1, 2007, CNA Surety entered into a new excess of loss treaty (“2007 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2006 Excess of Loss Treaty. Under the 2007 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2007 on bonds that were in force during 2007. The primary difference between the 2007 Excess of Loss Treaty and the Company’s 2006 Excess of Loss Treaty is as follows. The base annual premium for the 2007 Excess of Loss Treaty is $36.6 million compared to the actual cost of the 2006 Excess of Loss Treaty of $39.9 million. Only the large national contractor that was excluded from the 2006 treaty remained excluded from the 2007 Excess of Loss Treaty.

Related Party Reinsurance

Reinsurance agreements together with the Services and Indemnity Agreement that are described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. All of these agreements originally were entered into on September 30, 1997 (the “Merger Date”): (i) the Surety Quota Share Treaty (the “Quota Share Treaty”); (ii) the Aggregate Stop Loss Reinsurance Contract (the “Stop Loss Contract”); and (iii) the Surety Excess of Loss Reinsurance Contract (the “Excess of Loss Contract”). All of these contracts have expired. Some have been renewed on different terms as described below.

The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2006 and expired on December 31, 2006. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2006. This agreement was renewed on January 1, 2007 and expires on December 31, 2007 and is annually renewable thereafter.

Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2006 and expired on December 31, 2006 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs. Prior to renewal of the Quota Share Treaty on January 1, 2005, this ceding commission was $50,000 plus 28% of net written premiums which resulted in an actual override commission of approximately 7% paid to CCC and CIC.

Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through December 31, 2006. The Quota Share Treaty was renewed for one year on January 1, 2007, on substantially the same terms as 2006.

Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2005, the Company had billed and received $45.9 million under the Stop Loss Contract, which included a return of $9.0 million in 2005 due to a reduction of net loss ratios for years covered by the contract. This amount received under the Stop Loss Contract includes $28.2 million held by the Company for losses covered by this contract that are incurred but not paid as of December 31, 2006. Also, as of December 31, 2006, the Company billed CCC $2.0 million for additional estimated unpaid losses under the Stop Loss Contract.

The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss is ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2007, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of December 31, 2006 and 2005, the Company had ceded losses of $50.0 million under the terms of this contract.

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

As of December 31, 2006 and December 31, 2005, CNA Surety had an insurance receivable balance from CCC and CIC of $61.9 million and $61.0 million, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2006 and December 31, 2005.

Net Loss Ratio

The loss ratios for the years ended December 31, 2006, 2005 and 2004 were 24.3%, 36.7% and 27.5%, respectively. The loss ratios reflect $5.3 million, $23.3 million and $0.6 million of net favorable loss reserve development for the years ended December 31, 2006, 2005 and 2004, respectively.

The favorable development in 2006 resulted from lower than expected emergence of additional large claims primarily in the 2005 and 2004 accident years, partially offset by adverse development primarily in the 2003 and 2002 accident years. The adverse development in the 2003 accident year was due to an increase in loss adjustment expense reserves resulting from payments in 2006 that exceeded previous expectations. The adverse development in the 2002 accident year was primarily due to unfavorable development of a large contract claim. Establishment of the case reserve on this claim had been particularly difficult due to on-going litigation that severely hampered the Company’s ability to assess the amount of work required to complete the bonded project and the availability of remaining contract funds.

The lower loss ratio in 2006 compared to 2005 reflects the absence of the reserve charge related to the large national contractor excluded from the Company’s third party reinsurance. The higher loss ratio in 2005 compared to 2004 reflects the net reserve increase of $60.0 million related to the large national contractor, which added approximately 17 percentage points to this ratio. In June 2005, discussions with the large national contractor revealed significant deterioration of the contractor’s operations and cash flow. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, the Company determined that the large national contractor would likely be unable to meet its obligations covered under the surety bonds. Accordingly, in the second quarter of 2005, the Company established a $40.0 million loss reserve based on an initial estimate of loss. In the third quarter of 2005, the Company began a re-evaluation of the contractor’s restructuring efforts. Through this re-evaluation that was completed in the fourth quarter of 2005, the Company determined that there had been further deterioration of the contractor’s actual and projected cash flows. As a result, the Company increased its gross loss reserves for this account by $70.0 million in the fourth quarter of 2005. After applying expected reinsurance recoveries from CCC, the Company’s net incurred loss is $60.0 million, which is the Company’s maximum exposure, net of reinsurance, on this account.

The Company intends to continue to provide limited surety bonds on behalf of the contractor to support the continuing restructuring efforts. However, existing reinsurance agreements limit the Company’s net loss exposure to the $60.0 million that has already been recorded.

In 2005, the impact on the loss ratio of the reserve charge related to the large national contractor was partially offset by increased favorable development from prior accident years and an increase in net earned premium that resulted from the reduction in the cost of the Company’s 2005 reinsurance program.

Reported claim activity improved dramatically in 2004 and continued at lower levels through 2005. Management believes that this is a result of ongoing efforts to reduce its exposures to large corporate clients, continued underwriting discipline in its traditional contract and small commercial products and a reduction in corporate default rates. In 2005, the Company was able to achieve favorable settlements on several large claims that resulted in claim payments that were substantially less than had been previously expected. Two of these favorable settlements were on cases that were part of the adverse loss development recorded in 2003. In one of these cases, the Company’s negotiating position turned out to be stronger than expected. In the other case, the Company was able to negotiate a settlement that included significant recoveries that were not previously expected. In addition, the Company was able to reduce reserves on several large open claims based on new information that emerged in 2005. The independent actuarial review conducted in 2005 confirmed that the favorable claim settlements, the lower reserves on open claims and the reduced level of new claim activity had resulted in a reserve redundancy. Accordingly, the Company recorded favorable loss development of $23.3 million in 2005, primarily for accident years 2002 and 2003.

The favorable loss development recorded in 2004 for prior accident years resulted from loss adjustment expense payments related to prior years that were lower than previously expected.

The surety business assumed from CCC and CIC is subject to the Stop Loss Contract between CCC and the Company that limits the Company’s accident year net loss ratio on this business to 24% for accident years 1997

(October 1, 1997 to December 31, 1997), 1998, 1999 and 2000. In 2006, the Company recorded an increase in estimated recoveries from CCC of $2.0 million. The Company previously recorded the following increases (decreases) in estimated recoveries under this contract: 2005 — ($9.0) million; 2003 — $29.9 million; 2002 — $2.5 million; 2001 — $16.6 million; and 2000 — $5.8 million. As of December 31, 2006, the unpaid balance related to amounts due under the Stop Loss Contract was $2.0 million.

Exposure Management

As the foregoing results indicate, the Company’s business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has enacted various exposure management initiatives, particularly to reduce its risks on large commercial accounts. Large commercial accounts are defined as accounts with exposures in excess of $10.0 million. As the following table depicts, the Company has reduced its exposure, before the effects of reinsurance, to large commercial accounts within certain exposure ranges. However, total large commercial account exposure has increased 1.8% in 2006.

	Number of Accounts		Total Exposure
	As of December 31,		As of December 31,
					% Increase
Commercial Account Exposure	2006	2005	2006	2005	(Reduction)
			(Dollars in millions)

$100 million and larger	2	2	$226.3	$246.6	(8.2)%
$50 to $100 million	2	2	114.5	137.6	(16.8)%
$25 to $50 million	6	9	211.3	307.7	(31.3)%
$10 to $25 million	40	32	606.0	445.6	36.0%

Total	50	45	$1,158.1	$1,137.5	1.8%

With respect to contract surety, the Company’s portfolio is predominantly comprised of contractors with bonded backlog of less than $30.0 million. Bonded backlog is an estimate of the Company’s exposure in the event of default before indemnification, salvage and subrogation recoveries. The Company does have accounts with bonded backlogs greater than $30.0 million.

The Company manages its exposure to any one contract credit and aggressively looks for co-surety, shared accounts and other means to support or reduce larger exposures. Reinsurance, indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that substantially reduce CNA Surety’s exposure to loss.

Expense Ratio

The expense ratio decreased to 55.0% for 2006 as compared to 58.1% for 2005. The decrease in the expense ratio reflects the strong earned premium growth discussed above achieved with a minimal increase in underwriting expenses.

The expense ratio decreased to 58.1% for 2005 as compared to 65.2% for 2004. The decrease in the expense ratio for 2005 primarily reflects higher net earned premium resulting from lower reinsurance costs, the impacts of cost reduction initiatives that began in the first quarter of 2004, and the absence of expenses associated with an increase in the accrual for policyholder dividends. These changes decreased the expense ratio by 2.7 and 2.9 percentage points for 2005 and 2004, respectively. Operating expenses decreased 2.2% for 2005 primarily due to the impacts of cost reduction initiatives that began in the first quarter of 2004 and the absence of expenses associated with the increased accrual for policyholder dividends.

Investment Income

For 2006, net investment income was $39.3 million compared to net investment income for 2005 and 2004 of $33.7 million and $30.2 million, respectively. The annualized pre-tax yield was 4.5%, 4.4% and 4.5% for 2006, 2005 and 2004, respectively. The annualized after-tax yield was 3.7% for 2006, 2005 and 2004. The increase in investment income for 2006 is attributable to higher overall invested assets resulting primarily from significant cash flow from operations and higher yields on short-term investments.

Realized Investment Gains and Losses

Net realized investment losses were $1.3 million in 2006. Net realized investment gains were $2.0 million and $2.8 million for 2005 and 2004, respectively. The net realized losses in 2006 were primarily due to the recognition of impairment losses on, and additional losses on the subsequent sale of, certain fixed income securities which are discussed below in the Financial Condition section. The net realized investment gains in 2005 resulted primarily from the Company’s sale of its interest in De Montfort Group, Ltd in the first quarter of 2005. The net realized investment gains realized in 2004 resulted from opportunities to sell securities that the Company believed would maximize the total return on its portfolio.

The following summarizes net realized investment gains and losses for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006	2005	2004

Gross realized investment gains	$265	$2,302	$2,765
Gross realized investment losses	(1,538)	(328)	(14)

Net realized investment gains (losses)	$(1,273)	$1,974	$2,751

Interest Expense

Interest expense increased $0.1 million, or 3.5%, for 2006 compared to 2005, as a reduction of debt outstanding was offset by higher interest rates. The weighted average interest rate for 2006 was 7.3% compared to 5.5% and 3.6% for 2005 and 2004, respectively. Interest expense increased $1.3 million, or 56.9%, for 2005 compared to the same period in 2004, primarily due to higher interest rates on debt outstanding. Average debt outstanding was $44.2 million in 2006 compared to $61.2 million and $60.9 million in 2005 and 2004, respectively.

Income Taxes

The Company’s income tax expense was $32.8 million for 2006, $11.7 million for 2005, and $14.3 million for 2004. The effective income tax rates were 28.4%, 23.4% and 26.5% for 2006, 2005 and 2004, respectively. The effective tax rates are primarily impacted by the Company’s significant investments in tax-exempt securities. The impact of tax-exempt securities on taxable income was $18.1 million, $16.3 million, and $14.4 million for 2006, 2005 and 2004, respectively.

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

The Company might also access available or new credit facilities to meet cash needs. This would increase interest expense by increasing the amount of debt outstanding and potentially increasing the interest rate on previously outstanding debt. The Company currently has $25.0 million of borrowing capacity on existing facilities. The Company’s ability to enter into new facilities is limited by covenants in the existing facility.

At December 31, 2006, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $784.0 million of fixed income securities, $94.2 million of short-term investments and $3.5 million of cash. At December 31, 2005, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $721.3 million of fixed income securities, $48.4 million of short-term investments, $1.0 million of other investments and $4.3 million of cash.

During 2006, the Company paid an additional $34.0 million related to the surety losses of the large national contractor discussed above. Through December 31, 2006, the total paid by the Company for surety losses of the large national contractor is $60.0 million. The Company’s exposure, net of expected reinsurance recoveries from CCC, of $60.0 million was previously fully reserved.

In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. This deposit is included on the Company’s Consolidated Balance Sheets as “Deposit with affiliated ceding company”. This claim was previously fully reserved. The Company is entitled to the interest income earned by the trust.

Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At December 31, 2006, the parent company’s invested assets consisted of $0.8 million of fixed income securities, $1.7 million of equity securities, $9.5 million of short-term investments and $2.9 million of cash. At December 31, 2005, the parent company’s invested assets consisted of $1.0 million of fixed income securities, $1.3 million of equity securities, $16.6 million of short-term investments and $2.6 million of cash. As of December 31, 2006 and December 31, 2005, parent company short-term investments and cash included $9.4 million and $6.6 million, respectively, of restricted cash and short-term investments primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.

The Company’s consolidated net cash flow provided by operating activities was $124.2 million, $70.0 million and $108.0 million for 2006, 2005 and 2004, respectively. The increase in net cash flow provided by operating activities in 2006 primarily relates to higher premiums received and lower loss payments. The decrease in net cash flow provided by operating activities in 2005 primarily relates to the deposit with the affiliated ceding company discussed earlier and higher loss payments.

On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the “2005 Credit Facility”). The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In the third quarter of 2006, the outstanding 2005 Credit Facility balance of $20.0 million was paid. Also, in September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility matures on June 30, 2008. No other debt matures in the next five years.

The term of borrowings under the 2005 Credit Facility may be fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, can vary based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility at December 31, 2006. As such, the Company paid only the facility fee of 0.325% at December 31, 2006. As of December 31, 2005, the weighted average interest rate was 5.69% on the $20.0 million of outstanding borrowings.

The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best for each of the Company’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the periods ended December 31, 2006 and 2005.

Due to the net loss reported in the quarter ended June 30, 2005, the Company did not meet the minimum fixed charge coverage ratio of 2.5 times as of June 30, 2005 as required by the previous credit facility (the “2002 Credit Facility”). This issue was resolved as a result of the replacement of the 2002 Credit Facility with the 2005 Credit Facility.

In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a 30-year term and are redeemable at par value after five years. The securities were issued by CNA Surety Capital Trust I (the “Issuer Trust”). The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Consolidated Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is $75.0 million, consisting of annual dividend payments of $1.5 million over 30 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of December 31, 2006 and 2005, the interest rate on the junior subordinated debenture was 8.75% and 7.71%, respectively.

A summary of the Company’s contractual obligations as of December 31, 2006 is presented in the following table:

Contractual Obligations as of
December 31, 2006	2007	2008	2009	2010	2011	Thereafter	Total
	(In millions)

Debt(a)	$2.8	$2.7	$2.7	$2.7	$2.7	$91.6	$105.2
Operating leases	2.1	2.0	2.0	1.9	1.8	0.9	10.7
Loss and loss adjustment expense reserves	203.0	103.4	69.6	15.0	10.4	32.8	434.2
Other long-term liabilities(b)	1.3	1.1	0.9	0.5	0.6	11.4	15.8

Total	$209.2	$109.2	$75.2	$20.1	$15.5	$136.7	$565.9

(a)	includes interest payments

(b)	reflects unfunded postretirement benefit plan payments

As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay operating expenses and meet debt service requirements, as well as to pay cash dividends. The payment of dividends by the insurance subsidiaries is subject to varying degrees of supervision by the insurance regulatory authorities in South Dakota and Texas. In South Dakota, where Western Surety and Surety Bonding are domiciled, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. In Texas, where Universal Surety is domiciled, an insurance company may only declare or pay dividends to stockholders from the insurer’s earned surplus. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer’s surplus to policyholders or (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the appropriate insurance department prior to payment.

The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2007 is based on statutory surplus and income at and for the year ended December 31, 2006. Without prior regulatory approval in 2007, Western Surety may pay dividends of $87.7 million to CNA Surety. CNA Surety received dividends of $10.5 million from its insurance subsidiaries during 2006. CNA Surety received $0.9 million in cash from its non-insurance subsidiaries during 2006. CNA Surety received dividends of $20.0 million from its insurance subsidiaries during 2005. CNA Surety received $1.5 million in dividends from its non-insurance subsidiaries during 2005, including $0.5 million in cash.

Combined statutory surplus totaled $349.0 million at December 31, 2006, resulting in a net written premium to statutory surplus ratio of 1.2 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2007 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of December 31, 2006, this regulation would limit Western Surety’s largest gross risk to $120.4 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

In accordance with the provisions of inter-company tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Inter-company tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service (“IRS”). CNA Surety received tax-sharing payments of $42.4 million from its subsidiaries for 2006 and $11.8 million for 2005.

Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer’s statutory surplus. Effective July 1, 2006 through June 30, 2007, the underwriting limitations of Western Surety and Surety Bonding are $26.8 million and $0.7 million, respectively. Through the Surety Quota Share Treaty previously discussed, CNA Surety has access to CCC and its affiliates’ U.S. Department of Treasury underwriting limitations. Effective July 1, 2006 through June 30, 2007, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty total $549.0 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

Subject to the aforementioned uncertainties concerning the Company’s per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company’s excess of loss reinsurance arrangements, to meet its present capital needs.

Financial Condition

Investment Portfolio

The following table summarizes the distribution of the Company’s fixed income and equity portfolios at estimated fair values as of December 31, 2006 and 2005 (dollars in thousands):

	December 31,		December 31,
	2006		2005
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,505	1.8%	$15,452	2.1%
U.S. Agencies	61,764	7.9	39,905	5.5
Collateralized mortgage obligations	16,937	2.2	18,905	2.6
Mortgage pass-through securities	37,799	4.8	44,594	6.2
Obligations of states and political subdivisions	506,345	64.4	477,084	65.9
Corporate bonds	67,254	8.6	70,346	9.7
Non-agency collateralized mortgage obligations	36,462	4.6	21,510	3.0
Other asset-backed securities:
Second mortgages/home equity loans	20,749	2.6	25,764	3.6
Credit card receivables	17,441	2.2	—	—
Other	5,535	0.7	5,591	0.8
Redeemable preferred stock	—	—	3,128	0.4

Total fixed income securities	784,791	99.8%	722,279	99.8%
Equity securities	1,668	0.2	1,306	0.2

Total	$786,459	100.0%	$723,585	100.0%

The Company’s investment portfolio generally is managed to maximize after-tax investment return, while minimizing credit risk with investments concentrated in high-quality income securities. CNA Surety’s portfolio is managed to provide diversification by limiting exposures to any one industry, issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolio is structured to support CNA Surety’s insurance underwriting operations and to consider the expected duration of liabilities and short-term cash needs. In achieving these goals, assets may be sold to take advantage of market conditions or other investment opportunities or regulatory, credit and tax considerations. These activities will produce realized gains and losses.

CNA Surety classifies its fixed income securities and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed income securities is adjusted for amortization of premiums and accretion of discounts, which is included in net investment income. Changes in fair value are reported as a component of other comprehensive income.

The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated Fair
December 31, 2006	or Cost	Gains	12 Months	12 Months	Value

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,832	$—	$—	$(327)	$14,505
U.S. Agencies	62,106	14	(96)	(260)	61,764
Collateralized mortgage obligations	16,969	294	—	(326)	16,937
Mortgage pass-through securities	38,851	77	—	(1,129)	37,799
Obligations of states and political subdivisions	492,640	13,833	(118)	(10)	506,345
Corporate bonds	66,943	1,375	(5)	(1,059)	67,254
Non-agency collateralized mortgage obligations	37,069	210	—	(817)	36,462
Other asset-backed securities:
Second mortgages/home equity loans	20,925	—	(26)	(150)	20,749
Credit card receivables	17,230	211	—	—	17,441
Other	5,613	62	—	(140)	5,535

Total fixed income securities	773,178	16,076	(245)	(4,218)	784,791
Equity securities	1,508	160	—	—	1,668

Total	$774,686	$16,236	$(245)	$(4,218)	$786,459

Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Balance Sheets and Consolidated Statements of Income. The Company’s Quantitative and Qualitative Discussion about Market Risk is contained in Item 7A. of this Form 10-K.

The following table sets forth the ratings assigned by Standard & Poor’s (“S & P”) or Moody’s Investor Services, Inc. (“Moody’s”) of the fixed income securities portfolio of the Company as of December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
Credit Rating	Fair Value	% of Total	Fair Value	% of Total

AAA/Aaa	$618,835	78.8%	$557,883	77.2%
AA/Aa	113,612	14.5	97,565	13.5
A/Aa	30,544	3.9	49,346	6.8
BBB/Baa	17,040	2.2	16,485	2.3
Non investment grade	3,960	0.5	—	—
Not rated	800	0.1	1,000	0.2

Total	$784,791	100.0%	$722,279	100.0%

As of December 31, 2006 and 2005, 99% of the Company’s fixed income securities were considered investment grade by S&P or Moody’s and 93% and 91% were rated at least AA by those agencies for 2006 and 2005, respectively. The Company’s investments in fixed income securities do not contain any industry concentration of credit risk.

As of December 31, 2006, municipal securities from the State of Florida, the State of Texas, the State of New York, the State of Illinois, the State of Tennessee, and the State of Massachusetts, and each state’s related political subdivisions represent 4.3%, 4.2%, 3.6%, 3.5%, 3.3%, and 3.1% respectively, of the estimated fair value of the Company’s fixed income securities. Municipal securities from each other state individually represent less than 2.9% of the Company’s fixed income portfolio.

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2006 in relation to the total of all fixed maturity securities by contractual maturities:

	% of	% of
	Market	Unrealized
Contractual Maturity	Value	Loss

Due in one year or less	1%	—%
Due after one year through five years	37	16
Due after five years through ten years	19	24
Due after ten years	5	2
Asset-backed securities	38	58

Total	100%	100%

The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2006 and 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	December 31, 2006		December 31, 2005
	Estimated	Gross	Estimated	Gross
Unrealized Loss Aging	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed income securities:
Investment grade:
0-6 months	$75,215	$205	$224,117	$3,468
7-12 months	10,104	40	32,630	1,049
13-24 months	137,954	3,457	32,429	1,105
Greater than 24 months	16,206	684	1,089	75

Total investment grade	239,479	4,386	290,265	5,697
Non-investment grade	3,960	77	—	—

Total	$243,439	$4,463	$290,265	$5,697

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

When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

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

As of December 31, 2006, 55 securities held by the Company were in an unrealized loss position. The Company believes that 54 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 54 securities, 34 were rated AAA by S&P and Aaa by Moody’s and all were investment grade. Two of these 54 securities were in a loss position that exceeded 5% of its book value, with the largest percentage unrealized loss being approximately 6.7% of that security’s book value resulting in an unrealized loss of $0.1 million. The largest unrealized loss was $0.3 million, which was approximately 4.5% of that security’s book value.

The remaining security that was in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker. The security, which had a fair value of $4.0 million, was in an unrealized loss position of $0.1 million or 1.9% of its book value and was rated below investment grade by S&P and Moody’s. Although the security has been in an unrealized loss position for approximately 22 months, the Company believes that the financial condition and near-term prospects of the issuer are strong and expects that the unrealized loss will reverse. The Company intends and believes it has the ability to hold this investment until the expected recovery in value, which may be until maturity.

Based on the foregoing information, the Company believes there are no other-than-temporary impairments at December 31, 2006. No other-than-temporary impairments were recorded for 2005 or 2004.

In response to the significant change in interest rates during the third quarter of 2006, as well as a revised outlook on future interest rates, the Company recognized impairment losses on 21 municipal fixed income securities that were in an unrealized loss position at September 30, 2006. The other-than-temporary impairment losses on these securities were $0.9 million. These securities were sold during the fourth quarter of 2006 resulting in an additional loss of $0.5 million.

Risk Based Capital (“RBC”) and Other Regulatory Ratios

The National Association of Insurance Commissioners (“NAIC”) has promulgated RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on behalf of a company or regulators. As of December 31, 2006, each of CNA Surety’s insurance subsidiaries had a Ratio that was in compliance with minimum RBC requirements.

CNA Surety’s insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer generally should not exceed 3 to 1. On December 31, 2006, Western Surety and its insurance subsidiaries had a combined statutory surplus of $349.0 million and a net written premium to surplus ratio of 1.2 to 1. On December 31, 2005, CNA Surety had a combined statutory surplus of $275.2 million and a net written premium to surplus ratio of 1.3 to 1. The Company believes that each insurance company’s statutory surplus is sufficient to support its current and anticipated premium levels.

The NAIC has also developed a rating system, the Insurance Regulatory Information System (“IRIS”), primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of twelve financial ratios that address various aspects of each insurer’s financial condition and stability. In 2006 and 2005, most of the ratios for Western Surety, Universal Surety and Surety Bonding were within the “usual” ranges as defined by the NAIC, except as noted. For 2006, the Net Change in Adjusted Policyholders’ Surplus for Western Surety was outside the normal range due to the increase in net income and a reduction in dividends paid to Western Surety’s parent company, CNA Surety. Also, the Change in Net Premiums Written for Surety Bonding was outside the normal range due to the decline in production resulting from the loss of the large notary program discussed previously. For 2005, the Investment Yield for each of the insurance companies was outside the usual range due to a concentration of short-term and tax-exempt investments.

Impact of Pending Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires a company who sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 requires a company to measure benefit plan assets and obligations as of the date of the Company’s fiscal year-end statement of financial position. SFAS 158 also requires a company to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company has adopted SFAS 158 as of December 31, 2006. Recognition of the accumulated postretirement benefit obligation measured as of December 31, 2006 increased the liability for postretirement benefits by $4.7 million, gross of deferred tax benefit, and decreased accumulated other comprehensive income by $2.7 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption. The Company is currently evaluating the impact that adopting SFAS 157 will have on the Company’s results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated FIN 48 and adoption is not expected to have a material impact on results of operations and financial condition.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”), “Accounting by Insurance Enterprises for Deferred

Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-01”). SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-01, and it is not expected to have a material impact on results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

This report includes a number of statements, which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. Forward-looking statements generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include expected developments in the Company’s insurance business, including losses and loss reserves; the impact of routine ongoing insurance reserve reviews being conducted by the Company; the routine state regulatory examinations of the Company’s primary insurance company subsidiaries, and the Company’s responses to the results of those reviews and examinations; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s expense reduction and restructuring activities; and the Company’s proposed actions in response to trends in its business.

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the ability of the Company’s contract principals to fulfill their bonded obligations;

•	the effects of corporate bankruptcies on surety bond claims, as well as on capital markets;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the risks and uncertainties associated with the Company’s loss reserves; and,

•	the possibility of further changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices.

Any forward-looking statements made in this report are made by the Company as of the date of this report. The Company does not have any obligation to update or revise any forward-looking statement contained in this report, even if the Company’s expectations or any related events, conditions or circumstances change.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

CNA Surety’s investment portfolio is subject to economic losses due to adverse changes in the fair value of its financial instruments, or market risk. Interest rate risk represents the largest market risk factor affecting the Company’s consolidated financial condition due to its significant level of investments in fixed income securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of the Company’s fixed income portfolio. The fair value of these interest rate sensitive instruments may also be affected by the credit-worthiness of the issuer, prepayment options, relative value of alternative investments, the liquidity of the instrument, income tax considerations and general market conditions. The Company manages its exposure to interest rate risk primarily through an asset/liability matching strategy. The Company’s exposure to interest rate risk is mitigated by the relative short-term nature of its insurance and other liabilities. The targeted effective duration of the Company’s investment portfolio is approximately 5 years, consistent with the expected duration of its insurance and other liabilities.

The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company’s expectations of the reasonably possible best or worst-case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of December 31, 2006. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following table.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2006	(bp=basis points)	Interest Rate	Equity
		(Dollars in thousands)

U.S. Government and government agencies and authorities	$131,005	200 bp increase	$120,310	(1.2)%
		100 bp increase	126,070	(0.6)
		100 bp decrease	134,299	0.4
		200 bp decrease	136,143	0.6
States, municipalities and political subdivisions	506,345	200 bp increase	447,610	(6.7)
		100 bp increase	476,768	(3.4)
		100 bp decrease	537,633	3.6
		200 bp decrease	571,614	7.5

Corporate bonds and all other	147,441	200 bp increase	136,456	(1.3)

		100 bp increase	141,804	(0.6)
		100 bp decrease	153,399	0.7
		200 bp decrease	159,611	1.4
Total fixed income securities available-for-sale	$784,791	200 bp increase	704,376	(9.2)

		100 bp increase	744,642	(4.6)
		100 bp decrease	825,331	4.7
		200 bp decrease	867,368	9.5

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2005	(bp=basis points)	Interest Rate	Equity
		(Dollars in thousands)

U.S. Government and government agencies and authorities	$118,856	200 bp increase	$108,293	(1.4)%
		100 bp increase	113,974	(0.7)
		100 bp decrease	122,326	0.5
		200 bp decrease	124,776	0.8
States, municipalities and political subdivisions	477,084	200 bp increase	424,215	(7.2)
		100 bp increase	450,423	(3.6)
		100 bp decrease	509,862	4.5
		200 bp decrease	540,451	8.6

Corporate bonds and all other	126,339	200 bp increase	110,645	(2.1)

		100 bp increase	115,724	(1.4)
		100 bp decrease	126,871	0.1
		200 bp decrease	132,628	0.9
Total fixed income securities available-for-sale	$722,279	200 bp increase	643,153	(10.8)

		100 bp increase	680,121	(5.8)
		100 bp decrease	759,059	5.0
		200 bp decrease	797,855	10.3

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CNA Surety Corporation
Chicago, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CNA Surety Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and our report dated February 20, 2007, expressed an unqualified opinion on the consolidated financial statements and financial statement schedules. Such report includes an explanatory paragraph relating to the changes in the Company’s method of accounting for defined benefit postretirement plans and for stock-based compensation in 2006.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 20, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of CNA Surety Corporation (“CNA Surety” or the “Company”) and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. CNA Surety’s internal control system was designed to provide reasonable assurance to the Company’s management, its Audit Committee and Board of Directors regarding the preparation and fair presentation of published financial statements.

There are inherent limitations to the effectiveness of any internal control or system of control, however well designed, including the possibility of human error and the possible circumvention or overriding of such controls or systems. Moreover, because of changing conditions the reliability of internal controls may vary over time. As a result, even effective internal controls can provide no more than reasonable assurance with respect to the accuracy and completeness of financial statements and their process of preparation.

CNA Surety management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

CNA Surety’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report covering our assessment of the Company’s internal control over financial reporting. This report appears on page 46.

CNA Surety Corporation

Chicago, Illinois
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CNA Surety Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of CNA Surety Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined postretirement plans and changed its method of accounting for stock-based compensation in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 20, 2007

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Amounts in thousands, except per share data)

ASSETS
Invested assets and cash:
Fixed income securities, at fair value (amortized cost: $773,178 and $710,775)	$784,791	$722,279
Equity securities, at fair value (cost: $1,508 and $1,201)	1,668	1,306
Short-term investments, at cost (approximates fair value)	103,640	65,041
Other investments, at cost	22	965

Total invested assets	890,121	789,591
Cash	7,164	8,323
Deferred policy acquisition costs	102,937	102,833
Insurance receivables:
Premiums, including $6,885 and $7,947 from affiliates, (net of allowance for doubtful accounts: $1,369 and $1,490)	37,205	33,359
Reinsurance, including $55,023 and $53,025 from affiliates	118,412	119,670
Deposit with affiliated ceding company	33,145	32,287
Intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Current income taxes receivable	323	—
Property and equipment, at cost (less accumulated depreciation and amortization: $24,466 and $24,887)	24,807	19,674
Prepaid reinsurance premiums	2,165	5,396
Accrued investment income	10,089	9,522
Other assets	3,180	3,174

Total assets	$1,368,333	$1,262,614

LIABILITIES
Reserves:
Unpaid losses and loss adjustment expenses	$434,224	$424,449
Unearned premiums	253,803	241,047

Total reserves	688,027	665,496
Debt	30,690	50,589
Deferred income taxes, net	17,298	18,820
Current income taxes payable	—	6,459
Reinsurance and other payables to affiliates	166	174
Accrued expenses	20,247	16,532
Liability for postretirement benefits	12,466	7,154
Other liabilities	33,537	20,815

Total liabilities	802,431	786,039
Commitments and contingencies (See Note 6, 7 & 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 45,263 shares issued and 43,872 shares outstanding at December 31, 2006 and 44,734 shares issued and 43,334 shares outstanding at December 31, 2005	453	447
Additional paid-in capital	268,651	259,684
Retained earnings	306,745	223,927
Accumulated other comprehensive income	4,993	7,546
Treasury stock, 1,391 and 1,400 shares, at cost	(14,940)	(15,029)

Total stockholders’ equity	565,902	476,575

Total liabilities and stockholders’ equity	$1,368,333	$1,262,614

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands,
	except per share data)

Revenues:
Net earned premium	$393,642	$348,361	$317,857
Net investment income	39,324	33,747	30,181
Net realized investment gains (losses)	(1,273)	1,974	2,751

Total revenues	431,693	384,082	350,789

Expenses:
Net losses and loss adjustment expenses	95,830	127,841	87,356
Net commissions, brokerage and other underwriting expenses	216,560	202,521	207,166
Interest expense	3,669	3,545	2,260

Total expenses	316,059	333,907	296,782
Income before income taxes	115,634	50,175	54,007
Income tax expense	32,816	11,744	14,297

Net income	$82,818	$38,431	$39,710

Earnings per common share	$1.90	$0.89	$0.92

Earnings per common share, assuming dilution	$1.89	$0.89	$0.92

Weighted average shares outstanding	43,654	43,205	42,998

Weighted average shares outstanding, assuming dilution	43,922	43,357	43,143

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common			Comprehensive		Other	Treasury	Total
	Stock Shares	Common	Additional	Income	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Paid-in Capital	(Loss)	Earnings	Income	(at Cost)	Equity
	(Amounts in thousands)

Balance, January 1, 2004	42,980	$444	$255,816		$145,786	$23,351	$(15,256)	$410,141

Comprehensive income:
Net income	—	$—	$—	$39,710	$39,710	$—	$—	$39,710
Other comprehensive income (loss):
Change in unrealized gains on securities, after income tax benefit of $2,046 (net of reclassification adjustment of $1,753 after income tax expense of $944)	—	—	—	(3,800)	—	(3,800)	—	(3,800)

Total comprehensive income				$35,910

Stock options exercised and other	35	—	180		—	—	140	320

Balance, December 31, 2004	43,015	$444	$255,996		$185,496	$19,551	$(15,116)	$446,371

Comprehensive income:
Net income	—	$—	$—	$38,431	$38,431	$—	$—	$38,431
Other comprehensive income (loss):
Change in unrealized gains on securities, after income tax benefit of $6,464 (net of reclassification adjustment of $1,193 after income tax expense of $643)	—	—	—	(12,005)	—	(12,005)	—	(12,005)

Total comprehensive income				$26,426

Stock options exercised and other	319	3	3,688		—	—	87	3,778

Balance, December 31, 2005	43,334	$447	$259,684		$223,927	$7,546	$(15,029)	$476,575

Comprehensive income:
Net income	—	$—	$—	$82,818	$82,818	$—	$—	$82,818
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $57 (net of reclassification adjustment of ($819) after income tax benefit of $441)	—	—	—	107	—	107	—	107

Total comprehensive income				$82,925

Adjustment to initially recognize accumulated postretirement benefit obligations, net of tax benefit of $1,997	—	—	—		—	(2,660)	—	(2,660)
Stock-based compensation	—	—	1,207		—	—	—	1,207
Stock options exercised and other	538	6	7,760		—	—	89	7,855

Balance, December 31, 2006	43,872	$453	$268,651		$306,745	$4,993	$(14,940)	$565,902

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,818	$38,431	$39,710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	594	(168)	910
Depreciation and amortization	5,302	4,486	4,551
Amortization of bond premium, net	1,149	2,310	2,930
Loss on disposal of property and equipment	141	242	—
Net realized investment (gains) losses	1,273	(1,974)	(2,751)
Stock-based compensation	1,207	—	—
Changes in:
Insurance receivables	(3,182)	(21,647)	85,106
Reserve for unearned premiums	12,756	15,028	1,951
Reserve for unpaid losses and loss adjustment expenses	9,775	61,062	(50,151)
Deposit with affiliated ceding company	(859)	(31,886)	—
Deferred policy acquisition costs	(104)	(705)	2,546
Deferred income taxes, net	(1,630)	(1,740)	(1,667)
Reinsurance and other payables to affiliates	(8)	(287)	270
Prepaid reinsurance premiums	3,231	2,559	(1,523)
Accrued expenses	3,715	(558)	2,236
Other assets and liabilities	8,070	5,033	23,837

Net cash provided by operating activities	124,248	70,186	107,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed income securities:
Purchases	(337,848)	(174,192)	(270,679)
Maturities	47,288	35,591	22,686
Sales	224,338	124,363	93,558
Purchases of equity securities	(1,193)	(817)	(313)
Proceeds from the sale of equity securities	1,041	809	280
Changes in short-term investments	(37,180)	(36,157)	35,437
Purchases of property and equipment, net	(10,475)	(8,666)	(3,527)
Other, net	767	1,567	(1,353)

Net cash (used in) investing activities	(113,262)	(57,502)	(123,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	30,930
Principal payments on debt	(20,000)	(15,000)	(15,417)
Debt issuance costs	—	(125)	(506)
Employee stock option exercises and other	7,855	3,428	320

Net cash provided by (used in) financing activities	(12,145)	(11,697)	15,327

Increase (decrease) in cash	(1,159)	987	(629)
Cash at beginning of period	8,323	7,336	7,965

Cash at end of period	$7,164	$8,323	$7,336

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$3,628	$3,271	$2,066
Income taxes	$38,349	$10,156	$(8,840)

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Formation of CNA Surety Corporation and Merger

In December 1996, CNA Financial Corporation (“CNAF”) and Capsure Holdings Corp. (“Capsure”) agreed to merge (the “Merger”) the surety business of CNAF with Capsure’s insurance subsidiaries, Western Surety Company (“Western Surety”), Surety Bonding Company of America (“Surety Bonding”) and Universal Surety of America (“Universal Surety”), into CNA Surety Corporation (“CNA Surety” or the “Company”). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 63% of the outstanding common stock of CNA Surety. Loews Corporation (“Loews”) owns approximately 89% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, “CCC”) and The Continental Insurance Company and its property and casualty affiliates (collectively, “CIC”).

Principles of Consolidation

The consolidated financial statements include the accounts of CNA Surety and all majority-owned subsidiaries.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments

Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities (bonds and redeemable preferred stocks) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders’ equity.

The amortized cost of fixed income securities is determined based on cost and the cumulative effect of amortization of premiums and accretion of discounts. Such amortization and accretion are included in investment income. For mortgage-backed and certain asset-backed securities, the Company recognizes income using the effective-yield method based on estimated cash flows. All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Investments with an other-than-temporary decline in value are written down to fair value, resulting in losses that are included in net realized investment gains/losses.

Short-term investments, that generally include U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents, are carried at amortized cost which approximates fair value.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

profitability is less than the balance of deferred acquisition costs, a charge to net income is taken and the deferred acquisition cost balance is reduced to the amount determined to be recoverable. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

Intangible Assets

CNA Surety’s Consolidated Balance Sheet as of December 31, 2006 includes intangible assets of $138.8 million. These amounts represent goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure. The Company performs impairment tests of these intangible assets annually, or when certain conditions are present.

A significant amount of judgment is required in performing intangible asset impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety’s reporting units. Under the relevant standard, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of intangible assets. The excess of the recorded amount of intangible assets over the implied value of intangible assets is recorded as an impairment loss.

The Company used a valuation technique based on discounted cash flows to complete its annual intangible asset impairment test as of October 1, 2006. No impairment was indicated.

Reserves for Unpaid Losses and Loss Adjustment Expenses

The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred-but-not-reported (“IBNR”) claims, including provisions for losses in excess of the current case reserve for previously reported claims and for claims that may be reopened, as well as offsets for anticipated salvage and subrogation recoveries, (c) future expenses to be incurred in the settlement of claims, and (d) claim recoveries, before reinsurance recoveries, which are reported as an asset. These estimates are determined based on the facts and circumstances of each claim and the Company’s loss experience as well as consideration of industry experience, current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from recorded amounts. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in income in the period in which such changes are determined to be needed.

Insurance Premiums

Insurance premiums are recognized as revenue ratably over the terms of the related policies in proportion to the insurance protection provided. Contract bonds provide coverage for the length of the bonded project and not a fixed time period. As such, the Company uses estimates of the contract length as the basis for recognizing premium revenue on these bonds. Premium revenues are net of amounts ceded to reinsurers. Unearned premiums represent the portion of premiums written, before ceded reinsurance which is shown as an asset, applicable to the unexpired terms of policies in force determined on a pro rata basis.

Reinsurance

The Company assumes and cedes insurance with other insurers and reinsurers to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Premiums and loss and loss adjustment

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS 123R”) was effective for the Company on January 1, 2006. Prior to 2006, the Company applied the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), and related interpretations, in accounting for its stock-based compensation plan as allowed under the provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date. Under SFAS 123R, entities generally are required to measure and record compensation expense using a fair-value based method. Public companies are to apply SFAS 123R using either the modified prospective method or the modified retrospective method. The Company applied the modified prospective transition method to record compensation expense. The Company accounts for graded vesting using the accelerated method. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.

Income Taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to unearned premium reserves and deferred policy acquisition costs. The effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. The Company records depreciation using the straight-line method based on the estimated useful lives of the various classes of property and equipment ranging from 3 years to 20 years. Depreciation and amortization expense for 2006, 2005 and 2004 was $5.2 million, $4.4 million and $4.5 million, respectively. The cost of maintenance and repairs is charged to income as incurred; major improvements are capitalized.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of earnings per share is as follows (amounts in thousands, except for per share data):

	Years Ended December 31,
	2006	2005	2004

Net income	$82,818	$38,431	$39,710

Shares:
Weighted average shares outstanding	43,334	43,015	42,980
Weighted average shares of options exercised and additional stock issuance	320	190	18

Total weighted average shares outstanding	43,654	43,205	42,998
Effect of dilutive options	268	152	145

Total weighted average shares outstanding, assuming dilution	43,922	43,357	43,143

Earnings per share	$1.90	$0.89	$0.92

Earnings per share, assuming dilution	$1.89	$0.89	$0.92

No adjustments were made to reported net income in the computation of earnings per share.

Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, that amends SFAS 123, as originally issued in May 1995. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB 25. Under SFAS 123R, entities will not be permitted to use the intrinsic value method specified in APB 25 to measure compensation expense and generally would be required to measure compensation expense using a fair-value based method. Public companies are to apply SFAS 123R using either the modified prospective method or the modified retrospective method. The modified prospective method requires a company to (a) record compensation expense for all awards it grants after the date it adopts SFAS 123R and (b) record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified retrospective method requires companies to record compensation expense to either (a) all prior years for which SFAS 123 was effective (i.e. for all fiscal years beginning after December 15, 2004) or (b) only to prior interim periods in the year of initial adoption if the effective date of SFAS 123R does not coincide with the beginning of the fiscal year. As discussed previously, SFAS 123R was effective for the Company on January 1, 2006. Adoption of SFAS 123R decreased net income by $0.8 million for 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction”. This standard is a replacement of APB Opinion No. 20 and SFAS No. 3. Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines. This standard was effective for fiscal years beginning after December 15, 2005 and was adopted by the Company as of January 1, 2006. Adoption of this standard did not have an impact on the Company’s results of operations and/or equity.

In November 2005, the FASB issued FSP No. 115-1 and No. 124-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1 and 124-1”), as applicable to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and equity securities that are accounted for using the cost method specified in APB

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. FSP 115-1 and 124-1 nullified certain requirements of Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”), which was originally issued in March 2004 and was effective for reporting periods beginning after June 15, 2004. FSP 115-1 and 124-1 replaces guidance set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP 115-1 and 124-1 carries forward the requirements in EITF 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, FSP 115-1 and 124-1 requires amortization of the discount or reduced premium over the remaining life of the security based on future estimated cash flows. FSP 115-1 and 124-1 was effective for fiscal years beginning after December 15, 2005 and was adopted by the Company on January 1, 2006. Adoption of FSP 115-1 and 124-1 did not have a material impact on the Company’s results of operations and/or equity.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires a company who sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 requires a company to measure benefit plan assets and obligations as of the date of the company’s fiscal year-end statement of financial position. SFAS 158 also requires a company to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted SFAS 158 as of December 31, 2006. Recognition of the accumulated postretirement benefit obligation measured as of December 31, 2006 increased the liability for postretirement benefits by $4.7 million, gross of deferred tax benefit, and decreased accumulated other comprehensive income by $2.7 million.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to use a dual approach to include both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement in a company’s financial statements and the related financial statement disclosures. If either approach results in quantifying a misstatement that is material, then a registrant shall adjust the financial statements. SAB 108 provides transition guidance for correcting errors existing in prior years. SAB 108 does not change the requirements for the correction of an error discovered in prior year financial statements. Errors discovered in prior year financial statements shall continue to be accounted for in accordance with SFAS No. 154, “Accounting Changes and Error Correction”. SAB 108 was adopted by the Company on December 31, 2006. Adoption of SAB 108 did not have an impact on the Company’s results of operations or financial condition.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments

The estimated fair value and amortized cost of fixed income and equity securities held by investment category were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2006	or Cost	Gains	12 Months	12 Months	Fair Value

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,832	$—	$—	$(327)	$14,505
U.S. Agencies	62,106	14	(96)	(260)	61,764
Collateralized mortgage obligations	16,969	294	—	(326)	16,937
Mortgage pass-through securities	38,851	77	—	(1,129)	37,799
Obligations of states and political subdivisions	492,640	13,833	(118)	(10)	506,345
Corporate bonds	66,943	1,375	(5)	(1,059)	67,254
Non-agency collateralized mortgage obligations	37,069	210	—	(817)	36,462
Other asset-backed securities:
Second mortgages/home equity loans	20,925	—	(26)	(150)	20,749
Credit card receivables	17,230	211	—	—	17,441
Other	5,613	62	—	(140)	5,535

Total fixed income securities	773,178	16,076	(245)	(4,218)	784,791
Equity securities	1,508	160	—	—	1,668

Total	$774,686	$16,236	$(245)	$(4,218)	$786,459

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2005	or Cost	Gains	12 Months	12 Months	Fair Value

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$15,637	$—	$(32)	$(153)	$15,452
U.S. Agencies	40,055	131	(195)	(86)	39,905
Collateralized mortgage obligations	18,696	432	(223)	—	18,905
Mortgage pass-through securities	45,607	87	(647)	(453)	44,594
Obligations of states and political subdivisions	464,417	14,424	(1,282)	(475)	477,084
Corporate bonds	69,626	1,885	(1,152)	(13)	70,346
Non-agency collateralized mortgage obligations	22,200	—	(690)	—	21,510
Other asset-backed securities:
Second mortgages/home equity loans	25,924	21	(181)	—	25,764
Other	5,613	93	(115)	—	5,591
Redeemable preferred stock	3,000	128	—	—	3,128

Total fixed income securities	710,775	17,201	(4,517)	(1,180)	722,279
Equity securities	1,201	105	—	—	1,306

Total	$711,976	$17,306	$(4,517)	$(1,180)	$723,585

The Company’s insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 2006, securities on deposit had an aggregate carrying value of $3.3 million.

Short-term investments are generally comprised of U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at December 31, 2006 and 2005 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	2006		2005
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value

Fixed income securities:
Due within one year	$9,041	$9,049	$5,531	$5,532
Due after one year but within five years	146,632	147,897	102,853	103,045
Due after five years but within ten years	302,253	310,292	384,625	396,412
Due after ten years	178,595	182,630	99,726	100,926

	636,521	649,868	592,735	605,915
Mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities	136,657	134,923	118,040	116,364

	$773,178	$784,791	$710,775	$722,279

Major categories of net investment income were as follows (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Investment income:
Fixed income securities	$35,648	$31,694	$29,682
Equity securities	41	37	87
Short-term investments	3,333	2,592	1,396
Other investments	4	73	(17)

Total investment income on available-for-sale securities	39,026	34,396	31,148
Investment income on deposit with affiliated ceding company	1,513	401	—
Investment expenses	(1,215)	(1,050)	(967)

Net investment income	$39,324	$33,747	$30,181

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net realized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$140	$1,622	$2,702
Gross realized investment losses	(1,391)	(325)	(10)

Net realized investment gains (losses) on fixed income securities	$(1,251)	$1,297	$2,692

Equity securities:
Gross realized investment gains	$125	$83	$63
Gross realized investment losses	(8)	(3)	(4)

Net realized investment gains on equity securities	$117	$80	$59

Other	(139)	$597	$—

Net realized investment gains (losses)	$(1,273)	$1,974	$2,751

Net change in unrealized gains (losses):
Fixed income securities	$109	$(18,460)	$(5,891)
Equity securities	55	(9)	45

Total net change in unrealized gains (losses)	$164	$(18,469)	$(5,846)

Net realized gains (losses) and change in unrealized gains (losses)	$(1,109)	$(16,495)	$(3,095)

Gross realized investment losses were $1.4 million for 2006 due to the recognition of impairment losses and additional losses on the subsequent sale of certain fixed income securities as discussed below. The gross realized investment gains in 2005 resulted primarily from the Company’s sale of its interest in De Montfort Group, Ltd in the first quarter of 2005. The gross realized investment gains realized in 2004 resulted from opportunities to sell securities that the Company believed would maximize the total return on its portfolio.

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2006 in relation to the total of all fixed income securities by contractual maturities:

	% of	% of
	Market	Unrealized
Contractual Maturity	Value	Loss

Due in one year or less	1%	—%
Due after one year through five years	37	16
Due after five years through ten years	19	24
Due after ten years	5	2
Asset-backed securities	38	58

Total	100%	100%

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2006 and 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	December 31, 2006		December 31, 2005
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss

Fixed income securities:
Investment grade:
0-6 months	$75,215	$205	$224,117	$3,468
7-12 months	10,104	40	32,630	1,049
13-24 months	137,954	3,457	32,429	1,105
Greater than 24 months	16,206	684	1,089	75

Total investment grade	239,479	4,386	290,265	5,697
Non-investment grade	3,960	77	—	—

Total	$243,439	$4,463	$290,265	$5,697

As of December 31, 2006, 55 securities held by the Company were in an unrealized loss position. The Company believes that 54 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 54 securities, 34 were rated AAA by Standard & Poor’s (“S&P”) and Aaa by Moody’s Investor Services (“Moody’s”) and all were investment grade. Two of these 54 securities were in a loss position that exceeded 5% of its book value, with the largest percentage unrealized loss being approximately 6.7% of that security’s book value resulting in an unrealized loss of $0.1 million. The largest unrealized loss was $0.3 million, which was approximately 4.5% of that security’s book value.

The remaining security that was in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker. The security, which had a fair value of $4.0 million, was in an unrealized loss position of $0.1 million or 1.9% of its book value and was rated below investment grade by S&P and Moody’s. Although the security has been in an unrealized loss position for approximately 22 months, the Company believes that the financial condition and near-term prospects of the issuer are strong and expects that the unrealized loss will reverse. The Company intends and believes it has the ability to hold this investment until the expected recovery in value, which may be until maturity.

Based on the foregoing information, the Company believes there are no other-than-temporary impairments at December 31, 2006. No other-than-temporary impairments were recorded for 2005 or 2004.

In response to the significant change in interest rates during the third quarter of 2006, as well as a revised outlook on future interest rates, the Company recognized impairment losses on 21 municipal fixed income securities that were in an unrealized loss position at September 30, 2006. The other-than-temporary impairment losses on these securities were $0.9 million. These securities were sold during the fourth quarter of 2006 resulting in an additional loss of $0.5 million.

3.	Debt

On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the “2005 Credit Facility”). The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In the third quarter of 2006, the outstanding 2005 Credit Facility balance of $20.0 million was paid. Also, in September 2006, the Company reduced the available

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility matures on June 30, 2008. No other debt matures in the next five years.

The term of borrowings under the 2005 Credit Facility may be fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, can vary based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility at December 31, 2006. As such, the Company paid only the facility fee of 0.325% at December 31, 2006. As of December 31, 2005, the weighted average interest rate was 5.69% on the $20.0 million of outstanding borrowings.

The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. (“A.M. Best”) for each of the Company’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the periods ended December 31, 2006 and 2005.

Due to the net loss reported in the quarter ended June 30, 2005, the Company did not meet the minimum fixed charge coverage ratio of 2.5 times as of June 30, 2005 as required by the Company’s previous credit facility (the “2002 Credit Facility”). This issue was resolved as a result of the replacement of the 2002 Credit Facility with the 2005 Credit Facility.

In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a 30-year term and are redeemable at par value after five years. The securities were issued by CNA Surety Capital Trust I (the “Issuer Trust”). The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Consolidated Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is $75.0 million, consisting of annual dividend payments of $1.5 million over 30 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of December 31, 2006 and 2005, the interest rate on the junior subordinated debenture was 8.75% and 7.71%, respectively.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as insurance contracts and all non-financial instruments from fair value disclosure. Therefore, these fair value amounts cannot be aggregated to determine the underlying economic value of the Company.

The carrying amounts and estimated fair values of financial instruments at December 31, 2006 and 2005 were as follows (dollars in thousands):

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Fixed income securities	$784,791	$784,791	$722,279	$722,279
Equity securities	1,668	1,668	1,306	1,306
Short-term investments	103,640	103,640	65,041	65,041
Other investments	22	22	965	965
Cash	7,164	7,164	8,323	8,323
Debt	30,690	30,690	50,589	50,589

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Investments — The estimated fair values for the fixed income securities and equity securities are based upon quoted market prices, where available. For fixed income securities not actively traded, the estimated fair values are determined using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments.

Cash, Short-term Investments and Other Investments — The carrying value for these instruments approximates their estimated fair values.

Debt — The estimated fair value of the Company’s debt is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity.

5.	Deferred Policy Acquisition Costs and Other Operating Expenses

Policy acquisition costs deferred and the related amortization of deferred policy acquisition costs were as follows (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Balance at beginning of period	$102,833	$102,128	$104,674
Costs deferred	164,614	157,347	147,925
Amortization	(164,510)	(156,642)	(150,471)

Balance at end of period	$102,937	$102,833	$102,128

Net commissions, brokerage and other underwriting expenses were comprised as follows (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Amortization of deferred policy acquisition costs	$164,510	$156,642	$150,471
Other operating expenses	52,050	45,879	56,695

Net commissions, brokerage and other underwriting expenses	$216,560	$202,521	$207,166

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Reinsurance

The Company’s insurance subsidiaries, in the ordinary course of business, cede insurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to insurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company evaluates the financial condition of its reinsurers, assesses the need for allowances for uncollectible amounts and monitors concentrations of credit risk. CNA Surety’s largest reinsurance receivable from an affiliate, CCC, an A (Excellent) rated company by A.M. Best was approximately $55.0 million and $53.0 million at December 31, 2006 and 2005, respectively. CNA Surety’s largest reinsurance receivable from a non-affiliate reinsurer, rated A (Excellent) by A.M.Best, was approximately $13.4 million and $14.1 million at December 31, 2006 and 2005, respectively.

The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):

	Years Ended December 31,
	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned

Direct	$334,020	$324,831	$311,435	$288,994	$267,371	$238,309
Assumed	117,336	113,769	106,095	113,508	122,046	149,158
Ceded	(41,727)	(44,958)	(51,582)	(54,141)	(71,133)	(69,610)

Net premiums	$409,629	$393,642	$365,948	$348,361	$318,284	$317,857

Assumed premiums primarily includes all surety business written or renewed, net of reinsurance, by CCC and CIC, and their affiliates, after September 30, 1997 that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company’s ability to write business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of the business assumed from affiliates.

The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Years Ended December 31,
	2006		2005		2004
	$	Ratio	$	Ratio	$	Ratio

Gross losses and loss adjustment expenses	$94,520	21.6%	$176,416	43.8%	$65,550	16.9%
(Increase) decrease in reinsurance recoverables	1,310	2.9%	(48,575)	(89.7)%	21,806	31.3%

Net losses and loss adjustment expenses	$95,830	24.3%	$127,841	36.7%	$87,356	27.5%

During 2006 and 2004, the Company reduced certain gross reserves, with corresponding reductions in ceded reserves, reflecting changes in estimates of incurred-but-not-reported reserves for large losses and the associated estimates of reinsurance recoverables. These actions resulted in the unusual fluctuations in the gross and ceded amounts shown above.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company’s retention on a per principal basis. The Company’s reinsurance coverage is provided by third party reinsurers and related parties. Due to the terms of conditions of these excess of loss treaties, reinsurers may cover some principals in one year but then exclude these same principals in subsequent years. As a result, the Company may have exposures to these principals that have limited or no reinsurance coverage.

Excess of Loss Reinsurance

2005 Third Party Reinsurance Compared to 2004 Third Party Reinsurance

Effective January 1, 2005, CNA Surety entered into a new excess of loss treaty (“2005 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2004 Excess of Loss Treaty. Under the 2005 Excess of Loss Treaty, the Company’s net retention per principal remained at $10.0 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The significant differences between the 2005 Excess of Loss Treaty and the Company’s 2004 Excess of Loss Treaty were as follows. The annual aggregate coverage increased from $157 million in 2004 to $185 million in 2005. The actual annual premium for the 2005 Excess of Loss Treaty was $41.5 million compared to the actual cost of the 2004 Excess of Loss Treaty of $50.6 million. The 2005 Excess of Loss Treaty provided coverage for one commercial principal that had been excluded from the 2004 Excess of Loss Treaty. The Company no longer has exposure to a second commercial principal that was excluded from the 2004 Excess of Loss Treaty. Only the large national contractor (discussed below in Related Party Reinsurance), that was excluded from the 2004 Excess of Loss Treaty remained excluded from the 2005 Excess of Loss Treaty.

2006 Third Party Reinsurance Compared to 2005 Third Party Reinsurance

Effective January 1, 2006, CNA Surety entered into a new excess of loss treaty (“2006 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2005 Excess of Loss Treaty. Under the 2006 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The significant differences between the 2006 Excess of Loss Treaty and the Company’s 2005 Excess of Loss Treaty are as follows. The actual cost of the 2006 Excess of Loss Treaty was $39.9 million compared to the actual cost of the 2005 Excess of Loss Treaty of $41.5 million. The contract included an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2006 on bonds that were in force during 2006. Only the large national contractor that was excluded from the 2004 Excess of Loss Treaty remained excluded from the 2005 Excess of Loss Treaty.

Related Party Reinsurance

Reinsurance agreements together with the Services and Indemnity Agreement that are described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. All of these agreements originally were entered into on September 30, 1997 (the “Merger Date”): (i) the Surety Quota Share Treaty (the “Quota Share Treaty”); (ii) the Aggregate Stop Loss Reinsurance Contract (the “Stop Loss Contract”); and (iii) the Surety Excess of Loss Reinsurance Contract (the “Excess of Loss Contract”). All of these contracts have expired. Some have been renewed on different terms as described below.

The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2006. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2006. This

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement was renewed on January 1, 2007 and expires on December 31, 2007, and is annually renewable thereafter.

Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2006 and expired on December 31, 2006 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs. Prior to renewal of the Quota Share Treaty on January 1, 2005, this ceding commission was $50,000 plus 28% of net written premiums which resulted in an actual override commission of approximately 7% paid to CCC and CIC.

Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through December 31, 2006. The Quota Share Treaty was renewed for one year on January 1, 2007, on substantially the same terms as 2006.

Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2005, the Company had billed and received $45.9 million under the Stop Loss Contract, which included a return of $9.0 million in 2005 due to a reduction of net loss ratios for years covered by the contract. This amount received under the Stop Loss Contract includes $28.2 million held by the Company for losses covered by this contract that are incurred but not paid as of December 31, 2006. Also, as of December 31, 2006, the Company billed CCC $2.0 million for additional estimated unpaid losses under the Stop Loss Contract.

The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2007, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of December 31, 2006 and 2005, the Company had ceded losses of $50.0 million under the terms of this contract.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2006 and December 31, 2005, CNA Surety had an insurance receivable balance from CCC and CIC of $61.9 million and $61.0 million, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2006 and December 31, 2005.

7.	Reserves for Losses and Loss Adjustment Expenses

Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Reserves at beginning of period:
Gross	$424,449	$363,387	$413,539
Ceded reinsurance	147,435	116,831	158,357

Net reserves at beginning of period	277,014	246,556	255,182

Net incurred loss and loss adjustment expenses:
Provision for insured events of current period	101,140	151,174	87,969
Decrease in provision for insured events of prior periods	(5,310)	(23,333)	(613)

Total net incurred	95,830	127,841	87,356

Net payments attributable to:
Current period events	6,855	32,030	7,125
Prior period events	76,623	65,353	88,857

Total net payments	83,478	97,383	95,982

Net reserves at end of period	289,366	277,014	246,556
Ceded reinsurance at end of period	144,858	147,435	116,831

Gross reserves at end of period	$434,224	$424,449	$363,387

The increase in the provision for insured events of current period and net payments attributable to current period events in 2005 reflects the establishment of the reserve for and payments related to the large national contractor that is excluded from the Company’s third party reinsurance. In 2005, the Company increased its gross loss reserves for this account by $110.0 million. After applying expected reinsurance recoveries from CCC, the Company’s net incurred loss is $60.0 million, which is the Company’s maximum exposure, net of reinsurance, on this account.

The Company recorded net loss reserve development in prior accident years which resulted in a decrease of the estimated liability of $5.3 million, $23.3 million and $0.6 million for 2006, 2005 and 2004, respectively. The favorable development in 2006 resulted from lower than expected emergence of additional large claims primarily in the 2005 and 2004 accident years, offset by adverse development primarily in the 2003 and 2002 accident years. The adverse development in the 2003 accident year was due to an increase in loss adjustment expense reserves resulting from payments in 2006 that exceeded previous expectations. The adverse development in the 2002 accident year was primarily due to unfavorable development of a large contract claim. Establishment of the case reserve on this

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claim had been particularly difficult due to on-going litigation that severely hampered the Company’s ability to assess the amount of work required to complete the bonded project and the availability of remaining contract funds.

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

8.	Commitments and Contingencies

At December 31, 2006 the future minimum commitments under operating leases are as follows: 2007 — $2.1 million; 2008 — $2.0 million; 2009 — $2.0 million; 2010 — $1.9 million; 2011 — $1.8 million and thereafter — $0.9 million. Total rental expense for 2006, 2005 and 2004 was $5.1 million, $5.0 million and $5.1 million, respectively.

The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

9.	Income Taxes

The components of deferred income taxes as of December 31, 2006 and 2005 were as follows (dollars in thousands):

	2006	2005

Deferred tax assets related to:
Unearned premium reserve	$17,795	$16,639
Loss and loss adjustment expense reserve	4,070	4,618
Accrued expenses	2,205	1,952
Accumulated postretirement benefit obligation	1,997	—
Other	6,494	7,911

Total deferred tax assets	32,561	31,120

Deferred tax liabilities related to:
Deferred policy acquisition costs	36,028	35,991
Intangible assets	5,650	5,650
Unrealized net gains on securities	4,120	4,063
Other	4,061	4,236

Total deferred tax liabilities	49,859	49,940

Net deferred tax liability	$17,298	$18,820

CNA Surety and its subsidiaries file a consolidated federal income tax return. The income tax allocation between the Company and its subsidiaries is subject to written agreement, approved by the Board of Directors. Allocation is based upon separate return calculations in accordance with the Internal Revenue Code of 1986 with current credit being given to separate company net losses.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provisions consisted of the following (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Current tax	$34,446	$13,484	$15,964
Deferred tax	(1,630)	(1,740)	(1,667)

Total income tax expense	$32,816	$11,744	$14,297

A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
Tax-exempt income deduction	(5.5)	(11.5)	(9.4)
Non-deductible expenses	0.2	0.3	0.3
State income tax, net of federal income tax benefit	1.0	0.6	0.5
Other	(2.3)	(1.0)	0.1

Total income tax expense	28.4%	23.4%	26.5%

10.	Employee Benefits

CNA Surety sponsors a tax deferred savings plan (“401(k) plan”) covering substantially all of its employees. The Company matches 100% of the participating employee’s contribution up to 3% of eligible compensation and 50% of the participating employee’s contribution between 3% and 6% of eligible compensation (4.5% maximum matching). Effective January 1, 2004, the Company implemented an additional basic contribution for eligible 401(k) plan participants of 3% (if under age 45) or 5% (if 45 or older) of eligible compensation. In addition, the Company may also make an annual discretionary profit sharing contribution to the 401(k) plan, subject to the approval of the Company’s Board of Directors. The profit sharing contribution may be restricted by plan and regulatory limitations. The Company contribution, including profit sharing, to the 401(k) plan was $4.0 million, $4.1 million and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

CNA Surety established the CNA Surety Corporation Deferred Compensation Plan (the “2000 Plan”), effective April 1, 2000. The Company established and maintains the 2000 Plan as an unfunded, non-qualified deferred compensation plan for a select group of management or highly compensated employees. The purpose of the CNA Surety Corporation Deferred Compensation Plan is to permit designated employees of the Company and participating affiliates to accumulate additional retirement income through a nonqualified deferred compensation plan that enables them to defer compensation to which they will become entitled in the future.

On April 25, 2005, the Board of Directors of CNA Surety Corporation approved the CNA Surety Corporation 2005 Deferred Compensation Plan (the “2005 Plan”) and the CNA Surety Corporation 2005 Deferred Compensation Plan Trust (the “2005 Trust”). The 2005 Plan and 2005 Trust were adopted in connection with the enactment of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), which was implemented under the American Jobs Creation Act of 2004. The 2005 Plan and 2005 Trust will be used in lieu of the 2000 Plan and the CNA Surety Corporation Deferred Compensation Plan Trust (the “2000 Trust”) for all amounts deferred on or after January 1, 2005. Amounts deferred under the 2000 Plan prior to January 1, 2005 will continue to be covered by and paid out in accordance with the terms of the 2000 Plan, the 2000 Trust and the elections made by participants under the 2000 Plan.

Western Surety sponsors two postretirement benefit plans covering certain employees. One plan provides medical benefits, and the other plan provides sick leave termination payments. The postretirement health care plan

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is contributory and the sick leave plan is non-contributory. Western Surety uses a December 31 measurement date for both of its postretirement benefit plans. There were no plan assets for either of the postretirement benefit plans.

The postretirement benefit plan that provides medical benefits has been determined to be actuarially equivalent to Medicare Part D on an estimated basis under the rules provided in final regulations issued January 21, 2005. As such, the federal subsidy to plan sponsors under the Medicare Modernization Act (“MMA”) has been recognized in the accounting for that plan.

The following table sets forth the plans’ combined accumulated postretirement benefit obligation at the beginning and end of the last two fiscal years (dollars in thousands):

	2006	2005

Reconciliation of benefit obligation:
Benefit obligation at beginning of the year	$10,570	$5,185
Service cost	259	242
Interest cost	584	511
Actuarial loss	1,349	4,814
Benefits and expenses paid	(296)	(182)

Benefit obligation at end of year	$12,466	$10,570

The following table sets forth the plans’ combined funded status reconciled with the amount shown in the Company’s statement of financial position at December 31, 2006 and December 31, 2005 (dollars in thousands):

	2006	2005

Reconciliation of funded status:
Funded status	$(12,466)	$(10,570)
Unrecognized prior service cost (benefit)	(672)	(834)
Unrecognized net actuarial loss	5,329	4,250

Accrued benefit cost	$(7,809)	$(7,154)

The Company’s postretirement health care plan is unfunded; the accumulated postretirement benefit obligation and plan assets for that plan as of December 31, 2006 are $11.8 million and $0, respectively.

The Company’s postretirement sick leave plan is unfunded; the accumulated postretirement benefit obligation and plan assets for that plan as of December 31, 2006 are $0.7 million and $0, respectively.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted SFAS 158 at December 31, 2006. In accordance with SFAS 158, the following tables set forth the combined plans’ pre-tax adjustment to accumulated other comprehensive income (“AOCI”) (dollars in thousands):

2006

Amounts recognized in AOCI, not yet recognized in net periodic benefit cost:
Net prior service cost (benefit)	$(672)
Net actuarial loss	5,329

Total pre-tax accumulated other comprehensive income	$4,657

Increase in SFAS 158 liability included in AOCI in 2006	$4,657

Estimated expense (benefit) expected to be recognized from AOCI into net periodic benefit cost in 2007:
Amortization of prior service cost (credit)	$(162)
Amortization of net actuarial loss	321

Total estimated expense to be recognized	$159

	Before Application	Effect of	After Application of
	of SFAS 158	SFAS 158	SFAS 158

Amounts recognized in the consolidated balance sheets:
Liability for postretirement benefits	$7,809	$4,657	$12,466
Deferred income taxes, net	19,295	(1,997)	17,298
Total liabilities	799,771	2,660	802,431
Accumulated other comprehensive income	7,653	(2,660)	4,993
Total stockholders’ equity	568,562	(2,660)	565,902

			Difference Due to
	Including Effects	Without Effects of	Effects of
	of Tax-Free Subsidy	Tax-Free Subsidy	Tax-Free Subsidy

Liability for postretirement benefits after application of SFAS 158	$12,466	$13,514	$1,048

The plans’ combined net periodic postretirement benefit cost for the last three fiscal years included the following components (dollars in thousands):

	2006	2005	2004

Net periodic benefit cost:
Service cost	$259	$241	$149
Interest cost	584	511	340
Amortization of prior service cost	(162)	(162)	(162)
Net amortization of actuarial loss (gain)	270	193	(4)

Net periodic benefit cost	$951	$783	$323

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004

Key Assumptions:
Discount rate	5.625%	5.50%	5.875%
Rate of compensation increases (postretirement sick leave plan only)	5.0%	5.0%	5.0%
Initial health care cost trend rate, pre-Medicare	10.0%	10.0%	8.0%
Initial health care cost trend rate, post-Medicare	10.0%	10.0%	10.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Year in which ultimate trend rate is reached	2012	2011	2010
Mortality	RP 2000 Projected	1983 GAM	1983 GAM
Average remaining service life — postretirement medical plan	12.7 Years	13.1 Years	13.6 Years
Average life expectancy — postretirement medical plan	13.5 Years	13.9 Years	13.8 Years
Average remaining service life — sick leave plan	12.6 Years	12.9 Years	13.9 Years

The Company selected a discount rate of 5.625% to measure the accumulated postretirement benefit obligation. Reasonableness of this rate was verified by determining the single constant discount rate that determines approximately the same liability as does discounting the expected cash flow associated with the liability using the Citigroup Pension Discount Curve. That single rate is 5.65%. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the benefit obligation as of December 31, 2006 by $2.5 million and increase the aggregate of service cost and interest cost for the year then ended by $0.2 million. Decreasing the assumed health care cost trend rates by 1 percentage point in each year would decrease the benefit obligation as of December 31, 2006 by $1.9 million and decrease the aggregate of service cost and interest cost for the year then ended by $0.2 million.

The Company expects to contribute $0.3 million to the postretirement benefit plans to pay benefits in 2007. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. These amounts are shown both gross and net of the federal subsidy to plan sponsors under the MMA in the following table (dollars in thousands).

	Before Impact of Federal Subsidy	Net of Federal Subsidy

2007	$303	$271
2008	366	329
2009	428	386
2010	438	388
2011	466	409
2012-2016	3,131	2,774

11.	Stockholders’ Equity

The compensation expense recorded for the Company’s stock-based compensation plan in 2006 was $1.2 million. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.4 million. The amount of cash received from the exercise of stock options was $7.8 million, $3.7 million and $0.2 million in 2006, 2005 and 2004, respectively.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EQUITY COMPENSATION PLANS

The Company previously reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to be granted under the CNA Surety 1997 Long-Term Equity Compensation Plan (the “1997 Plan”). Option exercises under the 1997 Plan were settled in newly issued common shares. No options were granted under the 1997 Plan during 2006.

The Company’s 2006 Long-Term Equity Compensation Plan (the “2006 Plan”), approved by shareholders on April 25, 2006, replaced the 1997 Plan. Incentive stock options, non-qualified stock options, restricted stock, bonus shares, or SARs may be granted to directors, officers, employees and certain advisors of the Company under the 2006 Plan. The aggregate number of shares initially available for which options may be granted under the 2006 Plan was 3,000,000. Option exercises under the 2006 Plan are settled in newly issued common shares.

The 2006 Plan is administered by a committee (the “Committee”) of the Board of Directors, consisting of two or more directors of the Company. Subject to the provisions set forth in the 2006 Plan, all of the members of the Committee shall be independent members of the Board of Directors. The Committee determines the option exercise prices. Exercise prices may not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and may not be less than the par value of the Company’s common stock for non-qualified stock options.

The 2006 Plan provides for the granting of incentive stock options as defined under Section 382 of the Internal Revenue Code of 1986, as amended. All non-qualified stock options and incentive stock options granted under the 2006 Plan expire ten years after the date of grant and vest ratably over the four-year period following the date of grant.

No options were granted under the 2006 Plan during 2006. As of December 31, 2006, the number of shares available for granting of options under the 2006 Plan was 3,000,000.

A summary of the status of the Company’s outstanding options as of December 31, 2006, 2005, and 2004 is presented below:

		Weighted
		Average Option
	Shares Subject	Price per
	to Option	Share

Outstanding options at January 1, 2004	1,734,392	$12.11
Options granted	356,425	$12.04
Options forfeited/expired	(369,263)	$12.23
Options exercised	(22,313)	$9.73

Outstanding options at December 31, 2004	1,699,241	$12.09
Options granted	354,775	$13.07
Options forfeited/expired	(155,275)	$13.77
Options exercised	(310,832)	$10.75

Outstanding options at December 31, 2005	1,587,909	$12.41
Options granted	—	$—
Options forfeited/expired	(50,450)	$13.05
Options exercised	(528,934)	$13.09

Outstanding options at December 31, 2006	1,008,525	$12.02

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s non-vested options as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

	Shares	Average
	Subject	Grant-Date
	to Option	Fair Value

Non-vested options at January 1, 2006	785,845	$11.91
Options granted	—	—
Options vested	(275,657)	$11.32
Options forfeited	(28,575)	$12.32

Non-vested options at December 31, 2006	481,613	$12.23

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$9.35 to $11.50	319,600	5.8 years	$9.89	249,750	$9.98
$12.06 to $15.875	688,925	7.5 years	$13.01	277,162	$13.49

A summary of the options vested or expected to vest and options exercisable as of December 31, 2006 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life

December 31, 2006	912,585	$11.96	$8,710,930	6.9 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life

December 31, 2006	526,912	$11.83	$5,097,722	5.9 years

The total intrinsic value of options exercised was $2.6 million, $1.0 million, and $0.1 million for 2006, 2005, and 2004 respectively. The tax benefits recognized by the Company for these exercises were $0.9 million and $0.4 million for 2006 and 2005 respectively. Tax benefits recognized by the Company for exercises in 2004 were less than $0.1 million.

No options were granted during 2006. The weighted average fair market value (at grant date) per option granted was $5.17 and $3.82 respectively, for options granted during 2005 and 2004. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2005: risk free interest rate of 4.4%; dividend yield of 0.0%; expected option life of 6 years; and volatility of 30.2%. These assumptions for the year ended December 31, 2004 were: risk free interest rate of 1.1%; dividend yield of 0.0%; expected option life of 6 years; and volatility of 30.4%.

As previously discussed, the Company adopted SFAS 123R on January 1, 2006. Prior to 2006, the Company applied the intrinsic value method under APB 25, and related interpretations, in accounting for its stock-based compensation plan as allowed under the provisions of SFAS 123. Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date. The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123 to stock-based compensation under the Company’s stock-based compensation plan (amounts in thousands, except for per share data):

	Years Ended December 31,
	2005	2004
	(In thousands, except for per share)

Net income	$38,431	$39,710
Less: Total stock-based compensation cost determined under the fair value method, net of tax	(758)	(616)

Pro forma net income	$37,673	$39,094

Basic and diluted earnings per share, as reported	$0.89	$0.92

Basic earnings per share, pro forma	$0.87	$0.91

As of December 31, 2006, there was $0.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2007 — $0.5 million; 2008 — $0.2 million; 2009 — $0.1 million.

Effective January 1, 1998, the Company established the CNA Surety Corporation Non-Employee Directors Deferred Compensation Plan. Under this plan, which was terminated on December 31, 2004, each director who was not a full-time employee of the Company or any of its affiliates could defer all or a portion of the annual retainer fee that would otherwise be paid to such director. The deferral amount was credited to a deferred compensation account and deemed invested in common stock units. Each director was fully vested in his or her deferred compensation amount. Common stock units are convertible into CNA Surety common stock at the election of the director. Aggregate common stock units outstanding as of December 31, 2006 and 2005 were 14,339 and 14,709, respectively.

12.	Segment Information

The Company is a leading provider of surety and fidelity bonds in the United States. According to the Surety Association of America (“SAA”), the surety and fidelity segment of the domestic property and casualty insurance industry aggregates approximately $5.9 billion in direct written premiums, comprised of approximately $4.5 billion in surety premiums and $1.4 billion in fidelity premiums.

Surety bonds are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the owner/obligee) the fulfillment of some obligation on the part of the principal. The surety is the party who guarantees fulfillment of the principal’s obligation to the obligee. There are two broad types of surety products — contract surety and commercial surety bonds.

Contract surety bonds secure a contractor’s performance and/or payment obligation generally with respect to a construction project. Contract surety bonds are generally required by federal, state, and local governments for public works projects. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation. Fidelity bonds cover losses arising from employee dishonesty.

Although all of its products are sold through the same independent insurance agent and broker distribution network, the Company’s underwriting is organized by the two broad types of surety products — contract surety and commercial surety, which also includes fidelity bonds and other insurance products for these purposes. These two operating segments have been aggregated into one reportable business segment for financial reporting purposes because of their similar economic and operating characteristics. The following tables set forth gross and net written premiums, dollars in thousands, by product and between domestic and international risks and the respective percentage of the total for the past three years.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross Written Premiums for the Years Ended
		% of		% of		% of
	2006	Total	2005	Total	2004	Total

Contract	$285,157	63.2%	$248,662	59.6%	$221,577	56.9%
Commercial:
License and permit	79,144	17.5	77,764	18.6	81,502	20.9
Judicial and fiduciary	23,949	5.3	23,142	5.5	22,590	5.8
Public official	23,491	5.2	26,428	6.3	23,911	6.1
Other	8,287	1.9	6,406	1.6	7,890	2.1

Total commercial	134,871	29.9	133,740	32.0	135,893	34.9
Fidelity and other	31,328	6.9	35,128	8.4	31,947	8.2

	$451,356	100.0%	$417,530	100.0%	$389,417	100.0%

Domestic	$448,387	99.3%	$415,520	99.5%	$381,655	98.0%
International	2,969	0.7	2,010	0.5	7,762	2.0

	$451,356	100.0%	$417,530	100.0%	$389,417	100.0%

	Net Written Premiums for the Years Ended
		% of		% of		% of
	2006	Total	2005	Total	2004	Total

Contract	$247,987	60.5%	$202,798	55.4%	$172,274	54.1%
Commercial	130,314	31.8	128,022	35.0	115,454	36.3
Fidelity and other	31,328	7.7	35,128	9.6	30,556	9.6

	$409,629	100.0%	$365,948	100.0%	$318,284	100.0%

Domestic	$406,684	99.3%	$363,940	99.5%	$311,620	97.9%
International	2,945	0.7	2,008	0.5	6,664	2.1

	$409,629	100.0%	$365,948	100.0%	$318,284	100.0%

In 2006, approximately $61.9 million, or 13.7% of gross written premiums were generated from national insurance brokers, with the single largest national broker production comprising $14.5 million, or 3.2%, of gross written premiums. Approximately $61.4 million, or 14.7%, of gross written premiums were generated from national insurance brokers in 2005 with the single largest national broker production comprising $13.3 million, or 3.2%, of gross written premiums. In 2004, approximately $68.1 million, or 17.5%, of gross written premiums were generated from national insurance brokers with the single largest national broker production comprising $18.5 million, or 4.7%, of gross written premiums.

13.	Statutory Financial Data (unaudited)

CNA Surety’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by applicable insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as guidance provided in a variety of publications of the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. The Company’s insurance subsidiaries follow three permitted accounting practices which did not have a material effect on reported statutory surplus or income. The Company’s insurance subsidiaries were given permission to report activity in the Small Business Administration’s Surety Bond Guarantee program as a reinsurance program and to report all salvage and

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subrogation recoveries as recoveries of loss rather than allocating recoveries between loss and loss adjustment expenses. Also, Surety Bonding has been given permission to report ceding commissions received from Western Surety that exceed the acquisition costs related to the business ceded as a reduction to commission expense. Historically, the principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles are that statutory financial statements do not reflect deferred policy acquisition costs or intangible assets, deferred income taxes are recorded but there are limitations as to the amount of deferred tax assets that may be reported as “admitted” assets and fixed income securities are generally carried at amortized cost in statutory financial statements.

The following table reconciles consolidated stockholders’ equity at December 31, 2006 and 2005 as reported herein in conformity with GAAP with total statutory capital and surplus of CNA Surety’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities (dollars in thousands):

	2006	2005

Consolidated equity per GAAP	$565,902	$476,575
Impact of non-insurance companies and eliminations	19,720	34,426

Insurance company equity per GAAP	585,622	511,001
Intangible assets	(133,361)	(133,361)
Net unrealized gain on fixed income securities	(11,690)	(12,044)
Deferred policy acquisition costs	(102,937)	(102,833)
Deferred income taxes, net	33,408	34,437
Accumulated postretirement benefit obligations	4,657	—
Non-admitted assets	(26,684)	(22,617)
Other	—	573

Total statutory capital and surplus per statutory accounting practices	$349,015	$275,156

The NAIC has promulgated Risk Based Capital (“RBC”) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by a company or regulators. As of December 31, 2006 each of CNA Surety’s insurance subsidiaries had a Ratio that was in compliance with the minimum RBC requirements.

CNA Surety’s insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of each insurance subsidiary in excess of a statutorily prescribed minimum is available for payment of dividends to the parent company. However, such distributions as dividends may be subject to prior regulatory approval. Without prior regulatory approval in 2007, Western Surety may pay dividends of $87.7 million to CNA Surety. Combined statutory surplus for the insurance subsidiaries at December 31, 2006 was $349.0 million.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related Party Transactions

The Company has the following related party transactions not described in Note 6. Reinsurance.

Effective July 1, 2004, CNA Surety entered into an Administrative Services Agreement with CCC. This agreement, that replaced an agreement originally effective January 1, 2001, allows the Company to purchase and/or have access to certain services provided by CNAF. The Company will also pay CNAF a management fee for its proportionate share of administrative and overhead costs incurred in supporting the services provided pursuant to this agreement. The management fee for the year 2007 is $2.1 million that shall be paid by CNA Surety to CNAF in equal monthly installments by the last day of each month. The amounts paid were $2.0 million, $1.9 million and $1.8 million for 2006, 2005 and 2004, respectively. The agreement also allows CCC to purchase services from the Company. In 2006, 2005 and 2004, CCC paid the Company $1.1 million, $0.8 million and $0.5 million, respectively, for services in connection with licensing and appointing CCC’s insurance producers as required by state insurance laws. This agreement shall be effective so long as CNAF or their affiliates or shareholders shall continue to own a majority interest in CNA Surety. This agreement may be terminated by either party upon the provision of 30 days prior notice of such termination to the other party.

The Company was charged $7.4 million, $6.9 million and $7.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, for rents and services provided under the Administrative Services Agreement. In 2006, the Company was charged $0.5 million for direct costs incurred by CCC on the Company’s behalf. In 2005, the Company received $0.1 million for direct costs incurred by CCC on the Company’s behalf. This credit resulted from the release of certain prior year expenses allocated to the Company during 2005. In 2004, the Company was charged $0.8 million for direct costs incurred by CCC on the Company’s behalf. The Company had no payable balance to CCC related to the Administrative Services Agreement as of December 31, 2006 and 2005.

In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. This deposit is included on the Company’s Consolidated Balance Sheets as “Deposit with affiliated ceding company”. This claim was previously fully reserved. The Company is entitled to the interest income earned by the trust.

From time to time, Western Surety provided surety bonds guaranteeing insurance payments of certain companies to CCC and its affiliates under retrospectively rated insurance policies underwritten by CCC and its affiliates. Under the terms of these bonds, referred to as insurance program bonds, if the principal, the insured company, failed to make a required premium payment, CCC and its affiliates would have a claim against the Company under the bond. The Company now has a policy not to issue such bonds to companies insured by CCC and its affiliates. The last such bond was written in 2001 and currently bonds with less than $0.1 million of total penal sums remain as of December 31, 2006.

Western Surety from time to time provides license and permit bonds and appeal bonds to CCC and its affiliates and to clients of CCC and its affiliates. Under procedures established by the Audit Committee, the Company may issue appeal bonds for CCC and its affiliates and their clients with penal sums of $10.0 million or less without prior Audit Committee approval as long as those bonds meet the Company’s normal underwriting standards, the rates charged are market rates and that the Company has received the indemnity of CCC. Bonds greater than $10.0 million require the prior approval of the Audit Committee. As of December 31, 2006, the total amount of the outstanding appeal and license and permit bonds written on behalf of CCC and its affiliates was approximately $99.3 million. Of that amount, the majority consisted of 36 appeal bonds with a penal sum of $94.3 million. Western Surety has entered into indemnity agreements with CCC and its affiliates indemnifying Western Surety for any loss arising from the issuance of bonds for CCC and its affiliates. The premium for all bonds written on behalf of CCC and its affiliates was approximately $0.6 million in 2006, $0.6 million in 2005 and $0.5 million in 2004.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finally, in 2006 the Company, through the Quota Share Treaty, assumed three bonds issued by an affiliate for Mexdrill, Offshore, S. DE R.L. DE C. V., a subsidiary of Diamond Offshore Inc. (“Diamond Offshore”). Loews owns 54.3% of Diamond Offshore’s shares. Prior to the Company’s issuance of these bonds with penal sums of $24.9 million, $32.0 million, and $16.1 million, respectively, the Company’s Audit Committee approved issuance of the bonds on behalf of Diamond Offshore for up to $150.0 million in total bond exposure provided that the bonds meet the Company’s normal underwriting standards, the rates charged are market rates and the Company receives the indemnity of Diamond Offshore. The premium for these bonds was $0.9 million.

15.	Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
Revenues	$101,060	$107,145	$111,649	$111,839

Income before income taxes	$25,599	$27,674	$33,022	$29,339
Income tax expense	7,598	8,185	9,402	7,631

Net income	$18,001	$19,489	$23,620	$21,708

Basic earnings per common share	$0.41	$0.45	$0.54	$0.50

Diluted earnings per common share	$0.41	$0.45	$0.54	$0.49

2005
Revenues	$90,545	$93,316	$99,850	$100,371

Income (loss) before income taxes	$19,535	$(20,344)	$27,045	$23,939
Income tax expense (benefit)	5,460	(8,409)	7,262	7,431

Net income (loss)	$14,075	$(11,935)	$19,783	$16,508

Basic and diluted earnings (loss) per common share	$0.33	$(0.28)	$0.46	$0.38

2004
Revenues	$84,404	$84,667	$90,950	$90,768

Income before income taxes	$8,119	$13,884	$15,194	$16,810
Income tax expense	1,745	3,699	4,220	4,633

Net income	$6,374	$10,185	$10,974	$12,177

Basic and diluted earnings per common share	$0.15	$0.24	$0.25	$0.28

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2006, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based on their evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely manner.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The independent registered public accounting firm of the Company also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2006 Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15 (f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEMS 10, 11, 12, 13, and 14.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) relating to the Company’s Annual Meeting of Stockholders to be held on April 25, 2007, not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Items 10 through 14 will appear in the Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SCHEDULE I

CNA SURETY CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2006 and 2005

	As of December 31, 2006
	Cost or
	Amortized	Fair	Carrying
	Cost	Value	Value
	(Amounts in thousands)

Fixed Income Securities:
U.S. Government and government agencies and authorities	$132,758	$131,005	$131,005
States, municipalities and political subdivisions	492,640	506,345	506,345
All other bonds, including corporate bonds and other asset-backed securities	147,780	147,441	147,441

Total fixed income securities	773,178	784,791	784,791

Equity securities	1,508	1,668	1,668
Short-term investments	103,640		103,640
Other investments	22		22

Total investments	$878,348		$890,121

	As of December 31, 2005
	Cost or
	Amortized	Fair	Carrying
	Cost	Value	Value
	(Amounts in thousands)

Fixed Income Securities:
U.S. Government and government agencies and authorities	$119,995	$118,856	$118,856
States, municipalities and political subdivisions	464,417	477,084	477,084
All other bonds, including corporate bonds and other asset-backed securities	123,363	123,211	123,211
Redeemable preferred stock	3,000	3,128	3,128

Total fixed income securities	710,775	722,279	722,279

Equity securities	1,201	1,306	1,306
Short-term investments	65,041		65,041
Other investments	965		965

Total investments	$777,982		$789,591

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
BALANCE SHEETS

	December 31,
	2006	2005
	(Amounts in thousands)

ASSETS
Investments in and advances to subsidiaries	$578,865	$505,301
Fixed income securities (amortized cost: $800 and $1,000)	800	1,000
Equity investments (cost: $1,508 and $1,201)	1,668	1,306
Short-term investments, at cost (which approximates fair value)	9,452	16,551
Cash (restricted: $2,823 and $2,565)	2,897	2,566
Other assets	6,394	1,418

Total assets	$600,076	$528,142

LIABILITIES
Debt	$30,690	$50,589
Other liabilities	3,484	978

Total liabilities	34,174	51,567

STOCKHOLDERS’ EQUITY
Common stock	453	447
Additional paid-in capital	268,651	259,684
Retained earnings	306,745	223,927
Accumulated other comprehensive income	4,993	7,546
Treasury stock, at cost	(14,940)	(15,029)

Total stockholders’ equity	565,902	476,575

Total liabilities and stockholders’ equity	$600,076	$528,142

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Revenues:
Net investment income	$854	$774	$1,262
Net realized investment gains	117	2,227	40

Total revenues	971	3,001	1,302

Expenses:
Interest expense	3,669	3,545	2,248
Corporate expense	7,672	5,648	6,419

Total expenses	11,341	9,193	8,667

Loss from operations before income taxes and equity in net income of subsidiaries	(10,370)	(6,192)	(7,365)
Income tax benefit	(5,235)	(2,069)	(2,573)

Net loss before equity in net income of subsidiaries	(5,135)	(4,123)	(4,792)
Equity in net income of subsidiaries	87,953	42,554	44,502

Net income	$82,818	$38,431	$39,710

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net income (loss)	$82,818	$38,431	$39,710
Cash dividends from subsidiaries	11,513	20,465	—
Tax payments received from (paid to) subsidiaries	42,449	11,764	(6,172)
Federal and state income tax (payments) receipts	(37,250)	(10,000)	8,988
Depreciation and amortization	101	101	63
Net realized investment (gains) losses	(117)	(2,227)	(40)
Stock-based compensation	1,207	—	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiaries	(87,953)	(42,554)	(44,502)
Deferred income taxes, net	(653)	(650)	—
Accrued expenses	642	(373)	549
Change in other assets and liabilities	(5,358)	(253)	(3,415)

Net cash provided by (used in) operating activities	7,399	14,704	(4,819)

INVESTING ACTIVITIES:
Net advances from (to) subsidiaries	(2,032)	731	(3,207)
Capital contributions to subsidiaries	—	—	(20,350)
Net sales of fixed income securities	200	7,860	180
Net purchases of equity securities	(190)	(38)	(51)
Changes in short-term investments	7,099	(10,753)	8,291

Net cash (used in) investing activities	5,077	(2,200)	(15,137)

FINANCING ACTIVITIES:
Proceeds from debt	—	—	30,930
Principal payments on debt	(20,000)	(15,000)	(15,000)
Debt issuance costs	—	(125)	(506)
Issuance of treasury stock to employee stock purchase plan	103	82	106
Employee stock option exercises and other	7,752	3,346	214

Net cash provided by (used in) financing activities	(12,145)	(11,700)	15,745

Increase (decrease) in cash	331	804	(4,211)
Cash at beginning of period	2,566	1,762	5,973

Cash at end of period	$2,897	$2,566	$1,762

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)

NOTES TO CONDENSED FINANCIAL INFORMATION

1.	Restricted Cash and Short Term Investments

As of December 31, 2006 and 2005, short-term investments and cash included $9.4 million and $6.6 million, respectively, of restricted cash primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.

SCHEDULE III

CNA SURETY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION
As of and for the Years Ended
December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Deferred policy acquisition costs	$102,937	$102,833

Unpaid losses and loss adjustment expense reserves	$434,224	$424,449

Unearned premiums	$253,803	$241,047

Net premium revenue	$393,642	$348,361	$317,857

Net investment income	$39,324	$33,747	$30,181

Benefits, claims, losses and settlement expenses	$95,830	$127,841	$87,356

Amortization of deferred policy acquisition costs	$164,510	$156,642	$150,471

Other operating expenses	$52,050	$45,879	$56,695

Net premiums written	$409,629	$365,948	$318,284

SCHEDULE IV

CNA SURETY CORPORATION AND SUBSIDIARIES

REINSURANCE
For the Years Ended December 31, 2006, 2005 and 2004

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies(1)	Amount	to Net
	(Amounts in thousands)

Year Ended December 31, 2006
Premiums written:
Property and casualty insurance	$334,020	$41,727	$117,336	$409,629	28.6%

Total premiums written	$334,020	$41,727	$117,336	$409,629	28.6%

Premiums earned:
Property and casualty insurance	$324,831	$44,958	$113,769	$393,642	28.9%

Total premiums earned	$324,831	$44,958	$113,769	$393,642	28.9%

Year Ended December 31, 2005
Premiums written:
Property and casualty insurance	$311,435	$51,582	$106,095	$365,948	29.0%

Total premiums written	$311,435	$51,582	$106,095	$365,948	29.0%

Premiums earned:
Property and casualty insurance	$288,994	$54,141	$113,508	$348,361	32.6%

Total premiums earned	$288,994	$54,141	$113,508	$348,361	32.6%

Year Ended December 31, 2004
Premiums written:
Property and casualty insurance	$267,371	$71,133	$122,046	$318,284	38.3%

Total premiums written	$267,371	$71,133	$122,046	$318,284	38.3%

Premiums earned:
Property and casualty insurance	$238,309	$69,610	$149,158	$317,857	46.9%

Total premiums earned	$238,309	$69,610	$149,158	$317,857	46.9%

(1)	Primarily from affiliates.

SCHEDULE V

CNA SURETY CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
As of and for the Years Ended December 31, 2006, 2005 and 2004

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
		(Amounts in thousands)

Year Ended December 31, 2006
Allowance for doubtful accounts on premiums receivable	$1,490	$594	$—	$715	$1,369

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

Year Ended December 31, 2005
Allowance for doubtful accounts on premiums receivable	$2,153	$(168)	$—	$495	$1,490

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

Year Ended December 31, 2004
Allowance for doubtful accounts on premiums receivable	$1,575	$910	$—	$332	$2,153

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

(1)	Write-offs charged against allowance.

SCHEDULE VI

CNA SURETY CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
INSURANCE OPERATIONS
As of and for the Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Deferred policy acquisition costs	$102,937	$102,833

Reserves for unpaid claims and claim adjustment expenses	$434,224	$424,449

Discount (if any) deducted	$—	$—

Unearned premiums	$253,803	$241,047

Net premium revenue	$393,642	$348,361	$317,857

Net investment income	$39,324	$33,747	$30,181

Net claims and claim expenses incurred related to:
Current year	$101,140	$151,174	$87,969

Prior years	$(5,310)	$(23,333)	$(613)

Amortization of deferred policy acquisition costs	$164,510	$156,642	$150,471

Net paid claims and claim adjustment expenses	$83,478	$97,383	$95,982

Net premiums written	$409,629	$365,948	$318,284

(a)(3) Exhibits

Exhibit
Number		Description

9		Not applicable.
10	(1)	Form of The CNA Surety Corporation Replacement Stock Option Plan (filed on August 15, 1997 as Exhibit 10(12) to CNA Surety Corporation’s Registration Statement on Form S-4 (Registration No. 333-33753), and incorporated herein by reference.)
10	(2)	Form of CNA Surety Corporation 1997 Long-Term Equity Compensation Plan (filed on August 15, 1997 as Exhibit 10(13) to CNA Surety Corporation’s Registration Statement on Form S-4 (Registration No. 333-33753), and incorporated herein by reference.)
10	(3)	Form of Aggregate Stop Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.’s Form 8-K, and incorporated herein by reference.)
10	(13)	Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on March 15, 2004 as Exhibit 10(13) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference.)
10	(15)	Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on November 14, 2002 as Exhibit 10(3) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(16)	Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on March 26, 2003 as Exhibit 10(9) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference.)
10	(17)	Second Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on November 13, 2003 as Exhibit 10(2) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(18)	Third Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on November 13, 2003 as Exhibit 10(2) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(19)	Form of Services and Indemnity Agreement by and between Western Surety Company and Continental Casualty Company (filed on November 14, 2002 as Exhibit 10(5) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(23)	Form of CNA Surety Corporation 2000 Employee Stock Purchase Plan (filed on January 26, 2001 (incorporated by reference) to CNA Surety Corporation’s Registration Statement on Form S-8 (Registration No. 333-54440), and incorporated herein by reference.)
10	(27)	Form of CNA Surety Corporation 2005 Deferred Compensation Plan (filed on May 2, 2005 as Exhibit 10(27) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(28)	Form of CNA Surety Corporation 2005 Deferred Compensation Plan Trust (filed on May 2, 2005 as Exhibit 10(28) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(29)	Form of Third Amendment to CNA Surety Corporation 2005 Deferred Compensation Plan (filed on May 2, 2005 as Exhibit 10(29) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(30)	Form of Employment Agreement dated as of January 1, 2006 by and between CNA Surety Corporation and John F. Welch (filed on December 14, 2005 as Exhibit 10(30) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference.)
10	(32)	Amendment to Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on August 2, 2005 as Exhibit 10(31) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).

Exhibit
Number		Description

10	(33)	Amendment to Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on August 2, 2005 as Exhibit 10(32) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(34)	Form of CNA Surety Corporation 2006 Long-Term Equity Compensation Plan (filed on February 16, 2006 as Exhibit 10(34) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(35)	Refinancing of Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on July 28, 2005 as CNA Surety Corporation’s Form 8-K, and incorporated herein by reference.)
10	(36)	CNA Surety Corporation 2006 Long-Term Equity Compensation Plan (filed on December 21, 2006 to CNA Surety Corporation’s Registration Statement on Form S-8 (Registration No. 333-139551), and incorporated herein by reference.)
10	(37)	Post-Effective Amendment to CNA Surety Corporation 1997 Long-Term Equity Compensation Plan (filed on December 21, 2006 to CNA Surety Corporation’s Registration Statement on Form S-8 POS (Registration No. 333-37207), and incorporated herein by reference.)
10	(38)	Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed as Exhibit 10(38) to this 10-K).
11		Not Applicable.
12		Not Applicable.
13		Not Applicable.
16		Not Applicable.
18		Not Applicable.
21		Subsidiaries of the Registrant.
22		Not Applicable.
23		Consent of Deloitte & Touche LLP dated February 20, 2007.
24		Not Applicable.
31	(1)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
31	(2)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.
32	(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated February 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Title	Signature

February 21, 2007	Chairman of the Board and Director	/s/ James Lewis James Lewis

February 21, 2007	Director	/s/ Philip H. Britt Philip H. Britt

February 21, 2007	Director	/s/ Robert Tinstman Robert Tinstman

February 21, 2007	Director	/s/ Lori Komstadius Lori Komstadius

February 21, 2007	Director	***** Roy E. Posner

February 21, 2007	Director	/s/ Adrian M. Tocklin Adrian M. Tocklin

February 21, 2007	Director	/s/ John F. Welch John F. Welch

*****Deceased, December 31, 2006.