Form 10-Q
period 2007-03-31
CNA SURETY CORP
filed 2007-04-30
CIK 1044566

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number: 1-13277
CNA SURETY CORPORATION
(Exact name of Registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-4144905 (I.R.S. Employer Identification No.)

333 S. WABASH AVE., CHICAGO, ILLINOIS (Address of principal executive offices)	60604 (Zip Code)
(312) 822-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☑  No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     ☐  Yes    ☐  No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
43,983,042 shares of Common Stock, $.01 par value as of April 20, 2007.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS
Invested assets:
Fixed income securities, at fair value (amortized cost: $828,057 and $773,178)	$837,833	$784,791
Equity securities, at fair value (cost: $1,630 and $1,508)	1,787	1,668
Short-term investments, at cost (approximates fair value)	60,992	103,640
Other investments, at cost	60	22

Total invested assets	900,672	890,121
Cash	9,173	7,164
Deferred policy acquisition costs	105,778	102,937
Insurance receivables:
Premiums, including $10,377 and $6,885 from affiliates, (net of allowance for doubtful accounts: $1,117 and $1,369)	42,928	37,205
Reinsurance, including $52,771 and $55,023 from affiliates	118,132	118,412
Deposit with affiliated ceding company	33,450	33,145
Intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Current income taxes receivable	—	323
Property and equipment, at cost (less accumulated depreciation and amortization: $25,362 and $24,466)	24,986	24,807
Prepaid reinsurance premiums	1,551	2,165
Accrued investment income	10,189	10,089
Other assets	2,655	3,180

Total assets	$1,388,299	$1,368,333

LIABILITIES
Reserves:
Unpaid losses and loss adjustment expenses	$431,974	$434,224
Unearned premiums	263,661	253,803

Total reserves	695,635	688,027
Debt	30,715	30,690
Deferred income taxes, net	17,024	17,298
Current income taxes payable	7,438	—
Reinsurance and other payables to affiliates	295	166
Accrued expenses	11,753	20,247
Liability for postretirement benefits	12,610	12,466
Other liabilities	25,249	33,537

Total liabilities	800,719	802,431
Commitments and contingencies (See Notes 3, 4, & 7)

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 45,369 shares issued and 43,981 shares outstanding at March 31, 2007 and 45,263 shares issued and 43,872 shares outstanding at December 31, 2006	454	453
Additional paid-in capital	270,712	268,651
Retained earnings	327,494	306,745
Accumulated other comprehensive income	3,823	4,993
Treasury stock, 1,388 and 1,391 shares, at cost	(14,903)	(14,940)

Total stockholders’ equity	587,580	565,902

Total liabilities and stockholders’ equity	$1,388,299	$1,368,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Net earned premium	$98,303	$91,888
Net investment income	10,701	9,154
Net realized investment gains	279	18

Total revenues	109,283	101,060

Expenses:
Net losses and loss adjustment expenses	24,943	23,596
Net commissions, brokerage and other underwriting expenses	53,898	50,913
Interest expense	721	952

Total expenses	79,562	75,461

Income before income taxes	29,721	25,599
Income tax expense	8,972	7,598

Net income	$20,749	$18,001

Earnings per common share	$0.47	$0.41

Earnings per common share, assuming dilution	$0.47	$0.41

Weighted average shares outstanding	43,931	43,450

Weighted average shares outstanding, assuming dilution	44,217	43,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Stock	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Income	At Cost	Equity
Balance, December 31, 2005	43,334	$447	$259,684		$223,927	$7,546	$(15,029)	$476,575
Comprehensive income:
Net income	—	—	—	$18,001	18,001	—	—	18,001
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $3,293 (net of reclassification adjustment of $8, after income tax expense of $4)	—	—	—	(6,115)	—	(6,115)	—	(6,115)

Total comprehensive income				$11,886

Stock-based compensation	—	—	259		—	—	—	259
Stock options exercised and other	235	2	3,245			—	44	3,291

Balance, March 31, 2006	43,569	$449	$263,188		$241,928	$1,431	$(14,985)	$492,011

Balance, December 31, 2006	43,872	$453	$268,651		$306,745	$4,993	$(14,940)	$565,902
Comprehensive income:
Net income	—	—	—	$20,749	20,749	—	—	20,749
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $644 (net of reclassification adjustment of ($161), after income tax benefit of $87)	—	—	—	(1,196)	—	(1,196)	—	(1,196)
Adjustment to postretirement benefit plan net periodic cost, after income tax expense of $15	—	—	—	26	—	26	—	26

Total comprehensive income				$19,579	—	—	—	—

Stock-based compensation	—	—	490		—	—	—	490
Stock options exercised and other	109	1	1,571		—	—	37	1,609

Balance, March 31, 2007	43,981	$454	$270,712		$327,494	$3,823	$(14,903)	$587,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,749	$18,001
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(148)	(542)
Depreciation and amortization	1,426	1,298
Amortization (accretion) of bond premium (discount), net	(155)	244
Loss (gain) on disposal of property and equipment	(31)	144
Net realized investment gains	(279)	(18)
Stock-based compensation	490	259
Changes in:
Insurance receivables	(5,295)	(10,185)
Reserve for unearned premiums	9,858	10,230
Reserve for unpaid losses and loss adjustment expenses	(2,250)	1,733
Deposits with affiliated ceding company	(305)	491
Deferred policy acquisition costs	(2,841)	(2,850)
Deferred income taxes, net	289	300
Reinsurance and other payables to affiliates	129	(174)
Prepaid reinsurance premiums	614	(212)
Accrued expenses	(8,494)	(5,641)
Other assets and liabilities	149	1,127

Net cash provided by operating activities	13,906	14,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed income securities:
Purchases	(66,628)	(45,000)
Maturities	8,008	4,945
Sales	3,214	45,000
Purchases of equity securities	(298)	(292)
Proceeds from the sale of equity securities	202	194
Changes in short-term investments	43,554	(18,737)
Purchases of property and equipment, net	(1,549)	(2,055)
Other, net	(9)	(5)

Net cash used in investing activities	(13,506)	(15,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Employee stock option exercises and other	1,609	3,291

Net cash provided by financing activities	1,609	3,291

Increase in cash	2,009	1,546
Cash at beginning of period	7,164	8,323

Cash at end of period	$9,173	$9,869

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$711	$1,021
Income taxes	584	3,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
1. SIGNIFICANT ACCOUNTING POLICIES
FORMATION OF CNA SURETY CORPORATION AND MERGER
     In December 1996, CNA Financial Corporation (“CNAF”) and Capsure Holdings Corp. (“Capsure”) agreed to merge (the “Merger”) the surety business of CNAF with Capsure’s insurance subsidiaries, Western Surety Company (“Western Surety”), Surety Bonding Company of America (“Surety Bonding”) and Universal Surety of America (“Universal Surety”), into CNA Surety Corporation (“CNA Surety” or the “Company”). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 62% of the outstanding common stock of CNA Surety. Loews Corporation (“Loews”) owns approximately 89% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, “CCC”) and The Continental Insurance Company and its property and casualty affiliates (collectively, “CIC”).
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
BASIS OF PRESENTATION
     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2006 Form 10-K. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year.
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

The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended
	March 31,
	2007	2006
Net income	$20,749	$18,001

Shares:
Weighted average shares outstanding	43,872	43,334
Weighted average shares of options exercised and additional stock issuance	59	116

Total weighted average shares outstanding	43,931	43,450
Effect of dilutive options	286	242

Total weighted average shares outstanding, assuming dilution	44,217	43,692

Earnings per share	$0.47	$0.41

Earnings per share, assuming dilution	$0.47	$0.41

     No adjustments were made to reported net income in the computation of earnings per share.
ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company as of January 1, 2007. The Company has elected to classify interest, if any, recognized in accordance with FIN 48 as interest expense. Likewise, penalties, if any, recognized in accordance with FIN 48 will be classified as miscellaneous expense. No amounts have been recognized subject to these provisions as of March 31, 2007. As of March 31, 2007, the federal income tax returns for years 2003, 2004 and 2005 remain subject to examination. Adoption of this standard did not have an impact on the Company’s results of operations and financial condition.
     In February 2006, the FASB issued Statement of Accounting Financial Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 eliminates the exemption from applying SFAS 133 to interests in certain securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, and was adopted by the Company as of January 1, 2007. Adoption of this standard did not have an impact on the Company’s results of operations and financial condition.
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006 and was adopted by the Company as of January 1, 2007. Adoption of this standard did not have an impact on the Company’s results of operations and financial condition.

2. INVESTMENTS
     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at March 31, 2007 and December 31, 2006, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
March 31, 2007	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,817	$—	$—	$(219)	$14,598
U.S. Agencies	72,072	15	(30)	(161)	71,896
Collateralized mortgage obligations	21,671	339	(24)	(270)	21,716
Mortgage pass-through securities	37,493	85	—	(1,015)	36,563
Obligations of states and political subdivisions	543,139	11,866	(587)	(13)	554,405
Corporate bonds	58,857	1,147	—	(914)	59,090
Non-agency collateralized mortgage obligations	37,071	254	—	(766)	36,559
Other asset-backed securities:
Second mortgages/home equity loans	20,093	—	—	(138)	19,955
Credit card receivables	17,231	266	—	—	17,497
Other	5,613	60	—	(119)	5,554

Total fixed income securities	828,057	14,032	(641)	(3,615)	837,833
Equity securities	1,630	157	—	—	1,787

Total	$829,687	$14,189	$(641)	$(3,615)	$839,620

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2006	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,832	$—	$—	$(327)	$14,505
U.S. Agencies	62,106	14	(96)	(260)	61,764
Collateralized mortgage obligations	16,969	294	—	(326)	16,937
Mortgage pass-through securities	38,851	77	—	(1,129)	37,799
Obligations of states and political subdivisions	492,640	13,833	(118)	(10)	506,345
Corporate bonds	66,943	1,375	(5)	(1,059)	67,254
Non-agency collateralized mortgage obligations	37,069	210	—	(817)	36,462
Other asset-backed securities:
Second mortgages/home equity loans	20,925	—	(26)	(150)	20,749
Credit card receivables	17,230	211	—	—	17,441
Other	5,613	62	—	(140)	5,535

Total fixed income securities	773,178	16,076	(245)	(4,218)	784,791
Equity securities	1,508	160	—	—	1,668

Total	$774,686	$16,236	$(245)	$(4,218)	$786,459

     CNA Surety classifies its fixed income securities and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed income securities is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any.
     As of March 31, 2007, 71 securities held by the Company were in an unrealized loss position. The Company believes that 70 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 70 securities, 44 were rated “AAA” by Standard & Poor’s (“S&P”) and “Aaa” by Moody’s Investor Services (“Moody’s”) and all were investment grade. Only one of these 70 securities was in a loss position that exceeded 5% of its book value, with the largest percentage unrealized loss being 6.0% of that security’s book value resulting in an unrealized loss of $0.1 million. The largest unrealized loss was $0.3 million, which was 4.2% of that security’s book value.

     The remaining security that was in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of approximately 2.5% ($0.1 million) of its book value and was rated below investment grade by S&P and Moody’s. The Company believes that the financial condition and near-term prospects of the issuer are strong, and expects that the unrealized loss will reverse. The Company intends and believes it has the ability to hold this investment until the expected recovery in value, which may be at maturity.
     Based on the forgoing information, the Company believes there are no other-than-temporary impairments at March 31, 2007. No other-than-temporary impairments were recorded for the quarter ended March 31, 2006.
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
3. REINSURANCE
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
	Written	Earned	Written	Earned
Direct	$92,555	$80,674	$85,758	$75,221
Assumed	25,859	27,882	26,971	27,277
Ceded	(9,639)	(10,253)	(10,823)	(10,610)

Net premiums	$108,775	$98,303	$101,906	$91,888

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
     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$28,293	26.1%	$26,854	26.2%
Ceded amounts	(3,350)	32.7%	(3,258)	30.7%

Net losses and loss adjustment expenses	$24,943	25.4%	$23,596	25.7%

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
     The Services and Indemnity Agreement provides the Company’s insurance subsidiaries the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2007 and expires on December 31, 2007 and is annually renewable thereafter.
     Through a surety quota share treaty (the “Quota Share Treaty”), CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after September 30, 1997 (the “Merger Date”). The Quota Share Treaty was renewed on January 1, 2007 and expires on December 31, 2007 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through March 31, 2007.
     Through a stop loss contract entered into at the Merger Date (the “Stop Loss Contract”), the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of March 31, 2007, the Company had billed and received $47.8 million under the Stop Loss Contract. This amount received under the Stop Loss Contract included $29.7 million held by the Company for losses covered by this contract that were incurred but not paid as of March 31, 2007. As of December 31, 2006, the Company had billed and received $45.9 million under the Stop Loss Contract.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2007, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of March 31, 2007 and December 31, 2006, the Company had ceded losses of $50.0 million under the terms of this contract.
     As of March 31, 2007 and December 31, 2006, CNA Surety had an insurance receivable balance from CCC and CIC of $63.1 million and $61.9 million, respectively. CNA Surety had a reinsurance payable of $0.2 million to CCC and CIC as of March 31, 2007. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2006.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Reserves at beginning of period:
Gross	$434,224	$424,449
Ceded reinsurance	144,858	147,435

Net reserves at beginning of period	289,366	277,014

Net incurred loss and loss adjustment expenses:
Provision for insured events of current period	24,969	23,637
Decrease in provision for insured events of prior periods	(26)	(41)

Total net incurred	24,943	23,596

Net payments attributable to:
Current period events	2,275	410
Prior period events	23,736	24,022

Total net payments	26,011	24,432

Net reserves at end of period	288,298	276,178
Ceded reinsurance at end of period	143,676	150,003

Gross reserves at end of period	$431,974	$426,181

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
     The term of borrowings under the 2005 Credit Facility may be fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, can vary based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility at March 31, 2007. As such, the Company paid only the facility fee of 0.325% at March 31, 2007. As of March 31, 2006, the weighted average interest rate was 6.125% on the $20.0 million of outstanding borrowings.
     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. (“A.M. Best”) for each of the Company’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the period ended March 31, 2007.
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a 30-year term and are redeemable at par value after five years. The securities were issued by CNA Surety Capital Trust I (the “Issuer Trust”). The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Condensed Consolidated Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is $75.0 million, consisting of annual dividend payments of $1.5 million over 30 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of March 31, 2007 and 2006, the interest rate on the junior subordinated debenture was 8.74% and 8.12% respectively.

6. EMPLOYEE BENEFITS
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
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net periodic benefit cost:
Service cost	$76	$74
Interest cost	173	143
Prior service cost	(41)	(41)
Recognized net actuarial loss	82	63

Net periodic benefit cost	$290	$239

     As a result of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) as of December 31, 2006, amortization of prior service costs and net actuarial (gains)/losses recognized through the statement of income for the three months ended March 31, 2007 are also adjusted through other comprehensive income.
     The Company expects to contribute $0.3 million to the postretirement benefit plans to pay benefits in 2007. As of March 31, 2007, $0.1 million of contributions have been made to the postretirement benefit plans.
7. COMMITMENTS AND CONTINGENCIES
     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.
8. STOCK-BASED COMPENSATION
     The compensation expense recorded for the Company’s stock-based compensation plan was $0.5 million and $0.3 million for the quarters ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.2 million and $0.1 million for the quarters ended March 31, 2007 and 2006, respectively. The amount of cash received from the exercise of stock options was $1.6 million and $3.2 million during the quarters ended March 31, 2007 and 2006, respectively.
     EQUITY COMPENSATION PLANS
     The Company previously reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to be granted under the CNA Surety 1997 Long-Term Equity Compensation Plan (the “1997 Plan”). Option exercises under the 1997 Plan were settled in newly issued common shares. No options were granted under the 1997 Plan during the quarter ended March 31, 2006.
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
     On February 13, 2007, 334,100 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $9.04 for these options. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.8%; dividend yield of 0.0%; expected option life of 6.3 years; and volatility of 34.7%. As of March 31, 2007, the number of shares available for granting of options under the 2006 Plan was 2,666,800.
     A summary of option activity for the quarters ended March 31, 2007 and 2006 is presented below:

		Weighted
		Average
	Shares	Exercise
	Subject	Price Per
	To Option	Share
Outstanding options at January 1, 2006	1,587,909	$12.41
Options granted	—	$—
Options forfeited/expired	(23,775)	$13.54
Options exercised	(230,200)	$12.78

Outstanding options at March 31, 2006	1,333,934	$12.32

Outstanding options at January 1, 2007	1,008,525	$12.02
Options granted	334,100	$20.70
Options forfeited/expired	(15,850)	$12.79
Options exercised	(103,485)	$12.06

Outstanding options at March 31, 2007	1,223,290	$14.37

     A summary of the status of the Company’s non-vested options as of March 31, 2007 and 2006 and changes during the quarters then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value
Non-vested options at January 1, 2006	785,845	$4.40
Options granted	—	—
Options vested	—	—
Options forfeited	(4,100)	$4.47

Non-vested options at March 31, 2006	781,745	$4.40

Non-vested options at January 1, 2007	481,613	$4.51
Options granted	334,100	$9.04
Options vested	—	—
Options forfeited	(15,650)	$4.82

Non-vested options at March 31, 2007	800,063	$6.40

     A summary of the options vested or expected to vest and options exercisable as of March 31, 2007 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
March 31, 2007	1,123,841	$14.05	$7,928,306	7.5 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
March 31, 2007	423,227	$11.77	$3,950,231	5.6 years
     The total intrinsic value of options exercised was $1.0 million and $0.8 million for the quarters ended March 31, 2007 and 2006, respectively. The tax benefits recognized by the Company for these exercises were $0.3 million for each of the quarters ended March 31, 2007 and 2006, respectively.
     As of March 31, 2007, there was $2.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2007 — $1.4 million; 2008 — $1.0 million; 2009 — $0.4 million; and 2010 — $0.1 million.
CNA SURETY CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     The following is a discussion and analysis of CNA Surety Corporation and its subsidiaries’ (collectively, “CNA Surety” or the “Company”) operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
CRITICAL ACCOUNTING POLICIES
     Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company’s results of operations and financial condition pertain to reserves for unpaid losses and loss adjustment expenses and reinsurance, investments, goodwill and other intangible assets, recognition of premium revenue and the related unearned premium liability, and deferred policy acquisition costs. The Company’s accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables are particularly critical to an assessment of the Company’s financial results. Given the nature of the surety business, the determination of these balances is inherently a highly subjective exercise, which requires management to analyze, weigh, and balance numerous macroeconomic, customer specific, and claim specific factors and trends, most of which, in themselves, are inherently uncertain and difficult to predict.
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

     While the Company intends to establish initial case reserve estimates that are sufficient to cover the ultimate anticipated loss on a claim file, some estimates need to be adjusted during the life cycle of the claim file as matters continue to develop. Factors that can necessitate case estimate increases or decreases are the complexity of the bond(s) and/or underlying contract(s), if additional and/or unexpected claims are filed, if the financial condition of the principal or obligee changes or as claims develop and more information is discovered that was unknown and/or unexpected at the time the initial case reserve estimate was established. Ultimately, claims are resolved through payment and/or a determination that, based on the information available, a case reserve is no longer required.
     As of any balance sheet date, not all claims have been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported (“IBNR”) claims. The IBNR reserves include provisions for losses in excess of the current case reserve for previously reported claims and for claims that may be reopened. The IBNR reserves also include offsets for anticipated salvage and subrogation recoveries. The following table shows the estimated liability as of March 31, 2007 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves
Contract	$126,165	$139,431	$265,596
Commercial	100,586	53,944	154,530
Fidelity and other	3,920	7,928	11,848

Total	$230,671	$201,303	$431,974

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

     The independent actuarial firm’s analysis is the primary tool that management utilizes in determining its best estimate of loss reserves. However, the carried reserve may differ from the independent actuarial firm’s point estimate as a result of management’s consideration of the impact of factors such as the following, especially as they relate to the current accident year:
-	Current claim activity, including the frequency and severity of current claims;

-	Changes in underwriting standards and business mix such as the Company’s efforts to reduce exposures to large commercial bonds;

-	Changes in the claims handling process; and

-	Current economic conditions, especially corporate default rates and the condition of the construction economy.
     Management believes that the impact of the factors listed above, and others, may not be fully quantifiable through actuarial analysis. Accordingly, management may apply its judgment of the impact of these factors, and others, to its selection of the recorded loss reserves.
     The following table shows the point estimate as determined by the Company’s independent actuarial firm at December 31, 2006 compared to the actual loss reserve established by management, both gross and net of reinsurance (dollars in thousands):

Gross Basis:
Recorded loss reserves at December 31, 2006	$434,224
Actuarial point estimate at December 31, 2006	438,313

Difference at December 31, 2006	$(4,089)

Difference as a % of actuarial point estimate	(0.9)%

Recorded loss reserves at March 31, 2007	$431,974

Net Basis:
Recorded loss reserves at December 31, 2006	$289,366
Actuarial point estimate at December 31, 2006	292,703

Difference at December 31, 2006	$(3,337)

Difference as a % of actuarial point estimate	(1.1)%

Recorded loss reserves at March 31, 2007	$288,298

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
     At December 31, 2005, management’s recorded reserves were also lower than the point estimates determined by the independent actuarial firm. This difference was 0.9% on a gross basis and 0.6% on a net basis. The independent actuarial firm’s analysis conducted during the third quarter of 2006, with data as of June 30, 2006, resulted in lower point estimates, confirming the positive loss trends noted by management and considered in management’s recorded reserves at December 31, 2005.
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
INVESTMENTS
     Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company classifies all of its fixed income securities (bonds and redeemable preferred stocks) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholder’s equity as a separate component of accumulated other comprehensive income. Cash flows from purchases, sales and maturities are reported gross in the investing activities section of the Condensed Consolidated Statements of Cash Flows.
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

     Short-term investments, which generally include U.S. Treasury bills, corporate notes, money market funds, and investment grade commercial paper are carried at amortized cost that approximates fair value. Invested assets are exposed to various risks, such as interest rate risk, market risk and credit risk. Due to the level of risk associated with invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income.
INTANGIBLE ASSETS
     CNA Surety’s Condensed Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006 includes intangible assets of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp. (“Capsure”).
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
RESULTS OF OPERATIONS
     FINANCIAL MEASURES
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses certain accounting principles generally accepted in the United States of America (“GAAP”) and non-GAAP financial measures in order to provide information used by management to monitor the Company’s operating performance. Management utilizes various financial measures to monitor the Company’s insurance operations and investment portfolio. Underwriting results, which are derived from certain income statement amounts, are considered a non-GAAP financial measure and are used by management to monitor performance of the Company’s insurance operations.
     Underwriting results are computed as net earned premiums less net loss and loss adjustment expenses and net commissions, brokerage and other underwriting expenses. Management uses underwriting results to monitor its insurance operations’ results without the impact of certain factors, including net investment income, net realized investment gains (losses) and interest expense. Management excludes these factors in order to analyze the direct relationship between net earned premiums and the related net loss and loss adjustment expenses along with net commissions, brokerage and other underwriting expenses.
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
COMPARISON OF CNA SURETY RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
ANALYSIS OF NET INCOME
     Net income for the three months ended March 31, 2007 was $20.7 million, or $0.47 per share, compared to $18.0 million, or $0.41 per share, for the same period in 2006. The increase in net income reflects higher earned premium, higher investment income, and the impacts of lower loss and expense ratios. The components of net income are discussed in the following sections.
RESULTS OF INSURANCE OPERATIONS
     Underwriting components for the Company for the three months ended March 31, 2007 and 2006 are summarized in the following table (dollars in thousands):

	Three Months
	Ended
	March 31,
	2007	2006
Gross written premiums	$118,414	$112,729

Net written premiums	$108,775	$101,906

Net earned premiums	$98,303	$91,888

Net losses and loss adjustment expenses	$24,943	$23,596

Net commissions, brokerage and other expenses	$53,898	$50,913

Loss ratio	25.4%	25.7%
Expense ratio	54.8	55.4

Combined ratio	80.2%	81.1%

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
     The Company assumes significant amounts of premiums primarily from affiliates. This includes all surety business written or renewed, net of reinsurance, by Continental Casualty Company (“CCC”) and The Continental Insurance Company (“CIC”), and their affiliates, after September 30, 1997 (the “Merger Date”) that is reinsured by Western Surety Company (“Western Surety”) pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company’s ability to write business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of the assumed business.
     Gross written premiums are summarized in the following table (dollars in thousands):

	Three Months
	Ended
	March 31,
	2007	2006
Contract	$73,143	$67,444
Commercial	36,230	35,855
Fidelity and other	9,041	9,430

Total	$118,414	$112,729

     For the quarter ended March 31, 2007, gross written premiums increased 5.0% to $118.4 million as compared to the quarter ended March 31, 2006. Gross written premiums for contract surety increased 8.5% to $73.1 million primarily due to increased demand as a result of the strong construction economy. Both large and small commercial surety gross written premiums increased slightly for the quarter. Related fidelity and other gross written premiums decreased by 4.1% due to the lingering effects of the loss of a large notary program in the first quarter of 2006.
     Net written premiums are summarized in the following table (dollars in thousands):

	Three Months
	Ended
	March 31,
	2007	2006
Contract	$64,447	$57,712
Commercial	35,287	34,764
Fidelity and other	9,041	9,430

Total	$108,775	$101,906

     For the quarter ended March 31, 2007, net written premiums increased 6.7% to $108.8 million as compared to the first quarter of 2006 due to the growth in gross written premium discussed above and lower reinsurance costs.
     Net earned premiums are summarized in the following table (dollars in thousands):

	Three Months
	Ended
	March 31,
	2007	2006
Contract	$58,496	$52,015
Commercial	32,003	31,345
Fidelity and other	7,804	8,528

Total	$98,303	$91,888

     For the quarter ended March 31, 2007, net earned premiums increased 7.0% to $98.3 million as compared to the first quarter of 2006 due to the increase in net written premiums as described above.
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
     The Services and Indemnity Agreement provides the Company’s insurance subsidiaries the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2007 and expires on December 31, 2007 and is annually renewable thereafter.
     Through a surety quota share treaty (the “Quota Share Treaty”), CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2007 and expires on December 31, 2007 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through March 31, 2007.
     Through a stop loss contract entered into at the Merger Date (the “Stop Loss Contract”), the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of March 31, 2007, the Company had billed and received $47.8 million under the Stop Loss Contract. This amount received under the Stop Loss Contract included $29.7 million held by the Company for losses covered by this contract that were incurred but not paid as of March 31, 2007. As of December 31, 2006, the Company had billed and received $45.9 million under the Stop Loss Contract.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2007, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of March 31, 2007 and December 31, 2006, the Company had ceded losses of $50.0 million under the terms of this contract.

     As of March 31, 2007 and December 31, 2006, CNA Surety had an insurance receivable balance from CCC and CIC of $63.1 million and $61.9 million, respectively. CNA Surety had a reinsurance payable of $0.2 million to CCC and CIC as of March 31, 2007. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2006.
EXPOSURE MANAGEMENT
     The Company’s business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has enacted various exposure management initiatives. With respect to risks on large commercial accounts, the Company generally limits its exposure to $25.0 million per account, but will selectively accept higher exposures.
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
NET LOSS RATIO
     The net loss ratio was 25.4% for the three months ended March 31, 2007 as compared with 25.7% for the same period in 2006. The improvement in this ratio reflects lower reinsurance costs.
EXPENSE RATIO
     The expense ratio was 54.8% for the three months ended March 31, 2007 as compared with 55.4% for the same period in 2006. The improvement in the current ratio reflects earned premium growth as discussed above with a minimal increase in underwriting expenses.
INVESTMENT INCOME AND REALIZED INVESTMENT GAINS/LOSSES
     Net investment income was $10.7 million for the three months ended March 31, 2007, as compared with $9.2 million for the same period in 2006. This is due to the increase in invested assets and higher yields. The annualized pre-tax yield was 4.7% and 4.5% for the three months ended March 31, 2007 and 2006, respectively. The annualized after-tax yield was 3.8% and 3.7% for the three months ended March 31, 2007 and 2006, respectively.
     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Gross realized investment gains	$279	$19
Gross realized investment losses	—	(1)

Net realized investment gains	$279	$18

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

INTEREST EXPENSE
     Interest expense decreased by 24.3% for the three months ended March 31, 2007 as compared with the same period in 2006, due to a reduction in weighted average debt outstanding during 2006. Weighted average debt outstanding was $30.9 million for the three months ended March 31, 2007 as compared with $50.9 million for the same period in 2006. The weighted average interest rate for the three months ended March 31, 2007 was 8.7% as compared with 7.1% for the same period in 2006.
INCOME TAXES
     For the three months ended March 31, 2007, the Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $4.8 million for the three months ended March 31, 2007. Tax-exempt investment income was $4.3 million for the three months ended March 31, 2006.
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
     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At March 31, 2007, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $837.1 million of fixed income securities, $55.5 million of short-term investments and $8.8 million of cash. At December 31, 2006, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $784.0 million of fixed income securities, $94.2 million of short-term investments and $3.5 million of cash.
     No additional surety losses were paid during the quarter ended March 31, 2007 for the large national contractor discussed in the Company’s previous public filings. Through March 31, 2007, the total paid by the Company for surety losses of the large national contractor was $60.0 million, which is the Company’s exposure, net of expected reinsurance recoveries from CCC.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At March 31, 2007, the parent company’s invested assets consisted of $0.7 million of fixed income securities, $1.8 million of equity securities, and $5.2 million of short-term investments and cash. At December 31, 2006, the parent company’s invested assets consisted of $0.8 million of fixed income securities, $1.7 million of equity securities, and $12.4 million of short-term investments and cash. At March 31, 2007 and December 31, 2006 respectively, parent company short-term investments and cash included $4.1 million and $9.4 million of restricted cash primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $13.9 million for the three months ended March 31, 2007 compared to net cash flow provided by operating activities of $14.2 million for the comparable period in 2006. The decrease in net cash flow provided by operating activities primarily relates to uncollected reinsurance receivables on large loss payments during the quarter, partially offset by lower estimated tax payments included with the extension filing for the 2006 federal income tax return.
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
     The term of borrowings under the 2005 Credit Facility may be fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, can vary based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to

1.00%. There was no outstanding balance under the 2005 Credit Facility at March 31, 2007. As such, the Company paid only the facility fee of 0.325% at March 31, 2007. As of March 31, 2006, the weighted average interest rate was 6.13% on the $20.0 million of outstanding borrowings.
     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. (“A.M. Best”) for each of the Company’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the period ended March 31, 2007.
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a 30-year term and are redeemable at par value after five years. The securities were issued by CNA Surety Capital Trust I (the “Issuer Trust”). The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Condensed Consolidated Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is $75.0 million, consisting of annual dividend payments of $1.5 million over 30 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of March 31, 2007 and 2006, the interest rate on the junior subordinated debenture was 8.74% and 8.12% respectively.
     A summary of the Company’s commitments as of March 31, 2007 is presented in the following table (in millions):

Contractual Obligations as of
March 31, 2007	2007	2008	2009	2010	2011	Thereafter	Total
Debt (a)	$2.1	$2.7	$2.7	$2.7	$2.7	$91.5	$104.4
Operating leases	1.5	1.9	1.9	1.9	1.8	0.9	9.9
Loss and loss adjustment expense reserves	178.9	112.7	74.7	18.6	12.9	34.2	432.0
Other long-term liabilities (b)	0.3	1.1	1.0	0.6	0.6	11.5	15.1

Total	$182.8	$118.4	$80.3	$23.8	$18.0	$138.1	$561.4

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.
     As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay operating expenses, meet debt service requirements, as well as to pay cash dividends. The payment of dividends by the insurance subsidiaries is subject to varying degrees of supervision by the insurance regulatory authorities in South Dakota and Texas. In South Dakota, where Western Surety and Surety Bonding Company of America (“Surety Bonding”) are domiciled, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. In Texas, where Universal Surety of America is domiciled, an insurance company may only declare or pay dividends to stockholders from the insurer’s earned surplus. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer’s surplus to policyholders or (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the appropriate insurance department prior to payment.
     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2007 is based on statutory surplus and income at and for the year ended December 31, 2006. Without prior regulatory approval in 2007, Western Surety may pay dividends of $87.7 million to CNA Surety. CNA Surety received no dividends from its insurance subsidiaries or its non-insurance subsidiaries during the first three months of 2007 or 2006.

     Combined statutory surplus totaled $368.9 million at March 31, 2007, resulting in a net written premium to statutory surplus ratio of to 1.1 to 1.0. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2007 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of March 31, 2007, this regulation would limit Western Surety’s largest gross risk to $122.4 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety did not receive any intercompany tax payments from its subsidiaries for the three months ended March 31, 2007. CNA Surety received $3.1 million from its subsidiaries for the three months ended March 31, 2006.
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
FINANCIAL CONDITION
INVESTMENT PORTFOLIO
     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at March 31, 2007 and December 31, 2006, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated Fair
March 31, 2007	or Cost	Gains	12 Months	12 Months	Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,817	$—	$—	$(219)	$14,598
U.S. Agencies	72,072	15	(30)	(161)	71,896
Collateralized mortgage obligations	21,671	339	(24)	(270)	21,716
Mortgage pass-through securities	37,493	85	—	(1,015)	36,563
Obligations of states and political subdivisions	543,139	11,866	(587)	(13)	554,405
Corporate bonds	58,857	1,147	—	(914)	59,090
Non-agency collateralized mortgage obligations	37,071	254	—	(766)	36,559
Other asset-backed securities:
Second mortgages/home equity loans	20,093	—	—	(138)	19,955
Credit card receivables	17,231	266	—	—	17,497
Other	5,613	60	—	(119)	5,554

Total fixed income securities	828,057	14,032	(641)	(3,615)	837,833
Equity securities	1,630	157	—	—	1,787

Total	$829,687	$14,189	$(641)	$(3,615)	$839,620

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated Fair
December 31, 2006	or Cost	Gains	12 Months	12 Months	Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,832	$—	$—	$(327)	$14,505
U.S. Agencies	62,106	14	(96)	(260)	61,764
Collateralized mortgage obligations	16,969	294	—	(326)	16,937
Mortgage pass-through securities	38,851	77	—	(1,129)	37,799
Obligations of states and political subdivisions	492,640	13,833	(118)	(10)	506,345
Corporate bonds	66,943	1,375	(5)	(1,059)	67,254
Non-agency collateralized mortgage obligations	37,069	210	—	(817)	36,462
Other asset-backed securities:
Second mortgages/home equity loans	20,925	—	(26)	(150)	20,749
Credit card receivables	17,230	211	—	—	17,441
Other	5,613	62	—	(140)	5,535

Total fixed income securities	773,178	16,076	(245)	(4,218)	784,791
Equity securities	1,508	160	—	—	1,668

Total	$774,686	$16,236	$(245)	$(4,218)	$786,459

     The following table summarizes for fixed income securities in an unrealized loss position at March 31, 2007 and December 31, 2006 the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	March 31, 2007		December 31, 2006
	Estimated	Gross	Estimated	Gross
Unrealized Loss Aging	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Investment grade:
0-6 months	$152,825	$636	$75,215	$205
7-12 months	3,119	5	10,104	40
13-24 months	132,880	2,708	137,954	3,457
Greater than 24 months	26,757	807	16,206	684

Total investment grade	315,581	4,156	239,479	4,386
Non-investment grade	3,934	100	3,960	77

Total	$319,515	$4,256	$243,439	$4,463

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
     As of March 31, 2007, 71 securities held by the Company were in an unrealized loss position. The Company believes that 70 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 70 securities, 44 were rated “AAA” by Standard & Poor’s (“S&P”) and “Aaa” by Moody’s Investor Services (“Moody’s”) and all were investment grade. Only one of these 70 securities was in a loss position that exceeded 5% of its book value, with the largest percentage unrealized loss being 6.0% of that security’s book value resulting in an unrealized loss of $0.1 million. The largest unrealized loss was $0.3 million, which was 4.2% of that security’s book value.
     The remaining security that was in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of approximately 2.5% ($0.1 million) of its book value and was rated below investment grade by S&P and Moody’s. The Company believes that the financial condition and near-term prospects of the issuer are strong, and expects that the unrealized loss will reverse. The Company intends and believes it has the ability to hold this investment until the expected recovery in value, which may be at maturity.
     Based on the foregoing information, the Company believes there are no other-than-temporary impairments at March 31, 2007. No other-than-temporary impairments were recorded for the three months ended March 31, 2006.
IMPACT OF PENDING ACCOUNTING STANDARDS
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 helps to mitigate this type of accounting-induced earnings volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), discussed below, or SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. SFAS 159 is effective for fiscal years ending after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS 159 will have on the Company’s results of operations and financial condition, if any.
     In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within the year of adoption. The Company is currently evaluating the impact that adopting SFAS 157 will have on the Company’s results of operations and financial condition, if any.
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
     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company’s expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of March 31, 2007. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	March 31,	Interest Rate	Change in	Stockholders’
	2007	(bp=basis points)	Interest Rate	Equity
		(Dollars in thousands)
U.S. Government and government agencies and authorities	$144,773	200 bp increase	$133,511	(1.2)%
		100 bp increase	139,672	(0.6)
		100 bp decrease	148,033	0.4
		200 bp decrease	149,690	0.5

States, municipalities and political subdivisions	554,405	200 bp increase	487,542	(7.4)
		100 bp increase	520,676	(3.7)
		100 bp decrease	589,981	3.9
		200 bp decrease	628,628	8.2

Corporate bonds and all other	138,655	200 bp increase	128,325	(1.1)

		100 bp increase	133,354	(0.6)
		100 bp decrease	144,258	0.6
		200 bp decrease	150,085	1.3

Total fixed income securities available-for-sale	$837,833	200 bp increase	749,378	(9.7)

		100 bp increase	793,702	(4.9)
		100 bp decrease	882,272	4.9
		200 bp decrease	928,403	10.0

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2006	(bp=basis points)	Interest Rate	Equity
		(Dollars in thousands)
U.S. Government and government agencies and authorities	$131,005	200 bp increase	$120,310	(1.2)%
		100 bp increase	126,070	(0.6)
		100 bp decrease	134,299	0.4
		200 bp decrease	136,143	0.6

States, municipalities and political subdivisions	506,345	200 bp increase	447,610	(6.7)
		100 bp increase	476,768	(3.4)
		100 bp decrease	537,633	3.6
		200 bp decrease	571,614	7.5

Corporate bonds and all other	147,441	200 bp increase	136,456	(1.3)

		100 bp increase	141,804	(0.6)
		100 bp decrease	153,399	0.7
		200 bp decrease	159,611	1.4

Total fixed income securities available-for-sale	$784,791	200 bp increase	704,376	(9.2)

		100 bp increase	744,642	(4.6)
		100 bp decrease	825,331	4.7
		200 bp decrease	867,368	9.5
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities and Exchange Act of 1934, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.
     The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective.
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS — Information on the Company’s legal proceedings is set forth in Note 7 of the Condensed Consolidated Financial Statements included under Part 1, Item 1.
ITEM 1A. RISK FACTORS — Information on the Company’s risk factors is set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders of CNA Surety Corporation held on April 24, 2007, the Company’s shareholders voted on the following proposals. The numbers of shares issued, outstanding and eligible to vote as of the record date of March 1, 2007 were 43,964,363. Proxies representing 43,003,152 shares or approximately 98% of the eligible voting shares were tabulated.
PROPOSAL I
Election of Directors.

	Number Of Shares/Votes
	For	Authority Withheld
Philip H. Britt	42,262,051	741,461
Anthony S. Cleberg	42,455,076	548,436
David B. Edelson	37,502,165	5,501,347
James R. Lewis	37,696,030	5,307,482
D. Craig Mense	37,421,507	5,582,005
Robert Tinstman	42,262,311	741,201
John F. Welch	37,729,906	5,273,606
PROPOSAL II
To ratify the Audit Committee’s appointment of the Company’s independent registered public accounting firm, Deloitte & Touche LLP, for fiscal year 2007.

For	42,703,881
Against	79,175
Abstain	193,456
ITEM 5. OTHER INFORMATION — Reports on Form 8-K:
     January 3, 2007; CNA Surety Corporation — CNA Surety Remembers Roy Posner Press Release issued on January 3, 2007.
     February 13, 2007; CNA Surety Corporation Earnings Press Release issued on February 13, 2007.
     February 13, 2007; CNA Surety Corporation — CNA Surety Names David Edelson To Board Of Directors Press Release issued on February 13, 2007.
ITEM 6. EXHIBITS

Exhibit Number
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
CNA SURETY CORPORATION (Registrant)
/s/ John F. Welch

John F. Welch
President and Chief Executive Officer
/s/ John F. Corcoran

John F. Corcoran
Senior Vice President and Chief Financial Officer
Date: April 30, 2007

EXHIBIT INDEX

31(1)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31(2)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.