Form 10-Q
period 2007-06-30
CNA SURETY CORP
filed 2007-07-27
CIK 1044566

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
43,995,284 shares of Common Stock, $.01 par value as of July 20, 2007.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30,	December 31,
	2007	2006
ASSETS
Invested assets:
Fixed income securities, at fair value (amortized cost: $855,090 and $773,178)	$851,049	$784,791
Equity securities, at fair value (cost: $1,664 and $1,508)	1,900	1,668
Short-term investments, at cost (approximates fair value)	54,276	103,640
Other investments, at cost	60	22

Total invested assets	907,285	890,121
Cash	5,331	7,164
Deferred policy acquisition costs	109,012	102,937
Insurance receivables:
Premiums, including $16,244 and $6,885 from affiliates, (net of allowance for doubtful accounts: $1,185 and $1,369)	53,491	37,205
Reinsurance, including $49,800 and $55,023 from affiliates	114,371	118,412
Deposit with affiliated ceding company	33,866	33,145
Intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Current income taxes receivable	239	323
Property and equipment, at cost (less accumulated depreciation and amortization: $27,014 and $24,466)	24,918	24,807
Prepaid reinsurance premiums (including $715 and $1,702 from affiliates)	1,027	2,165
Accrued investment income	11,334	10,089
Other assets	1,689	3,180

Total assets	$1,401,348	$1,368,333

LIABILITIES
Reserves:
Unpaid losses and loss adjustment expenses	$435,569	$434,224
Unearned premiums	273,664	253,803

Total reserves	709,233	688,027
Debt	30,740	30,690
Deferred income taxes, net	11,462	17,298
Reinsurance and other payables to affiliates	285	166
Accrued expenses	13,597	20,247
Liability for postretirement benefits	12,781	12,466
Other liabilities	22,023	33,537

Total liabilities	800,121	802,431
Commitments and contingencies (See Notes 3, 4, & 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 45,379 shares issued and 43,991 shares outstanding at June 30, 2007 and 45,263 shares issued and 43,872 shares outstanding at December 31, 2006	454	453
Additional paid-in capital	271,368	268,651
Retained earnings	349,388	306,745
Accumulated other comprehensive income	(5,080)	4,993
Treasury stock, 1,388 and 1,391 shares, at cost	(14,903)	(14,940)

Total stockholders’ equity	601,227	565,902

Total liabilities and stockholders’ equity	$1,401,348	$1,368,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Net earned premium	$105,687	$97,041	$203,990	$188,929
Net investment income	10,763	10,017	21,464	19,171
Net realized investment gains (losses)	(830)	87	(551)	105

Total revenues	115,620	107,145	224,903	208,205

Expenses:
Net losses and loss adjustment expenses	26,854	24,945	51,797	48,541
Net commissions, brokerage and other underwriting expenses	57,020	53,514	110,918	104,427
Interest expense	728	1,012	1,449	1,964

Total expenses	84,602	79,471	164,164	154,932

Income before income taxes	31,018	27,674	60,739	53,273
Income tax expense	9,124	8,185	18,096	15,783

Net income	$21,894	$19,489	$42,643	$37,490

Earnings per common share	$0.50	$0.45	$0.97	$0.86

Earnings per common share, assuming dilution	$0.50	$0.45	$0.96	$0.86

Weighted average shares outstanding	43,938	43,519	43,959	43,545

Weighted average shares outstanding, assuming dilution	44,217	43,765	44,248	43,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Income (Loss)	At Cost	Equity
Balance, December 31, 2005	43,334	$447	$259,684		$223,927	$7,546	$(15,029)	$476,575
Comprehensive income:
Net income	—	—	—	$37,490	37,490	—	—	37,490
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $6,235 (net of reclassification adjustment of $107, after income tax expense of $58)	—	—	—	(11,580)	—	(11,580)	—	(11,580)

Total comprehensive income				$25,910

Stock-based compensation	—	—	646		—	—	—	646
Stock options exercised and other	342	4	4,864			—	44	4,912

Balance, June 30, 2006	43,676	$451	$265,194		$261,417	$(4,034)	$(14,985)	$508,043

Balance, December 31, 2006	43,872	$453	$268,651		$306,745	$4,993	$(14,940)	$565,902
Comprehensive income:
Net income	—	—	—	$42,643	42,643	—	—	42,643
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $5,452 (net of reclassification adjustment of ($142), after income tax benefit of $76)	—	—	—	(10,126)	—	(10,126)	—	(10,126)
Adjustment to postretirement benefit plan net periodic cost, after income tax expense of $29	—	—	—	53	—	53	—	53

Total comprehensive income				$32,570	—	—	—	—

Stock-based compensation	—	—	980		—	—	—	980
Stock options exercised and other	119	1	1,737		—	—	37	1,775

Balance, June 30, 2007	43,991	$454	$271,368		$349,388	$(5,080)	$(14,903)	$601,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,643	$37,490
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	151	351
Depreciation and amortization	3,207	2,557
Amortization (accretion) of bond premium (discount), net	98	(74)
Loss on disposal of property and equipment	8	148
Net realized investment (gains) losses	551	(105)
Stock-based compensation	980	646
Changes in:
Insurance receivables	(12,396)	(25,292)
Reserve for unearned premiums	19,861	21,016
Reserve for unpaid losses and loss adjustment expenses	1,345	11,276
Deposits with affiliated ceding company	(721)	610
Deferred policy acquisition costs	(6,075)	(4,161)
Deferred income taxes, net	(486)	(320)
Reinsurance and other payables to affiliates	119	(6)
Prepaid reinsurance premiums	1,138	1,159
Accrued expenses	(6,650)	(2,759)
Other assets and liabilities	(10,715)	(4,901)

Net cash provided by operating activities	33,058	37,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed income securities:
Purchases	(101,829)	(164,475)
Maturities	12,428	14,067
Sales	5,359	91,577
Purchases of equity securities	(320)	(502)
Proceeds from the sale of equity securities	202	373
Changes in short-term investments	50,790	20,832
Purchases of property and equipment, net	(3,275)	(5,566)
Other, net	(21)	(13)

Net cash used in investing activities	(36,666)	(43,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Employee stock option exercises and other	1,775	4,911

Net cash provided by financing activities	1,775	4,911

Decrease in cash	(1,833)	(1,161)
Cash at beginning of period	7,164	8,323

Cash at end of period	$5,331	$7,162

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,399	$1,984
Income taxes	18,128	18,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$21,894	$19,489	$42,643	$37,490

Shares:
Weighted average shares outstanding	43,931	43,450	43,872	43,334
Weighted average shares of options exercised and additional stock issuance	7	69	87	211

Total weighted average shares outstanding	43,938	43,519	43,959	43,545
Effect of dilutive options	279	246	289	243

Total weighted average shares outstanding, assuming dilution	44,217	43,765	44,248	43,788

Earnings per share	$0.50	$0.45	$0.97	$0.86

Earnings per share, assuming dilution	$0.50	$0.45	$0.96	$0.86

     No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.3 million were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2007 because the exercise price of these options was greater than the average market price of CNA Surety’s common stock. There were no options excluded from the calculation of diluted earnings per share for the six months ended June 30, 2007. There were no options excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2006.
ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company as of January 1, 2007. The Company has elected to classify interest, if any, recognized in accordance with FIN 48 as interest expense. Likewise, penalties, if any, recognized in accordance with FIN 48 will be classified as miscellaneous expense. No amounts have been recognized subject to these provisions as of June 30, 2007. As of June 30, 2007, the tax years 2003 and beyond remain subject to examination by the Internal Revenue Service. Adoption and subsequent application of this standard did not have an impact on the Company’s results of operations and financial condition.
     In February 2006, the FASB issued Statement of Accounting Financial Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 eliminates the exemption from applying SFAS 133 to interests in certain securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, and was adopted by the Company as of January 1, 2007. Adoption and subsequent application of this standard did not have an impact on the Company’s results of operations and financial condition.
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006 and was adopted by the Company as of January 1, 2007. Adoption and subsequent application of this standard did not have an impact on the Company’s results of operations and financial condition.
2. INVESTMENTS
     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at June 30, 2007 and December 31, 2006, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
June 30, 2007	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,803	$—	$—	$(392)	$14,411
U.S. Agencies	76,837	35	(170)	(182)	76,520
Collateralized mortgage obligations	21,192	232	(150)	(449)	20,825
Mortgage pass-through securities	35,787	45	—	(1,604)	34,228
Obligations of states and political subdivisions	566,317	6,296	(5,237)	(47)	567,329
Corporate bonds	56,634	759	—	(1,626)	55,767
Non-agency collateralized mortgage obligations	37,000	7	(20)	(1,301)	35,686
Other asset-backed securities:
Second mortgages/home equity loans	18,483	—	—	(101)	18,382
Credit card receivables	17,232	15	(1)	—	17,246
Other	10,805	63	—	(213)	10,655

Total fixed income securities	855,090	7,452	(5,578)	(5,915)	851,049
Equity securities	1,664	236	—	—	1,900

Total	$856,754	$7,688	$(5,578)	$(5,915)	$852,949

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2006	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,832	$—	$—	$(327)	$14,505
U.S. Agencies	62,106	14	(96)	(260)	61,764
Collateralized mortgage obligations	16,969	294	—	(326)	16,937
Mortgage pass-through securities	38,851	77	—	(1,129)	37,799
Obligations of states and political subdivisions	492,640	13,833	(118)	(10)	506,345
Corporate bonds	66,943	1,375	(5)	(1,059)	67,254
Non-agency collateralized mortgage obligations	37,069	210	—	(817)	36,462
Other asset-backed securities:
Second mortgages/home equity loans	20,925	—	(26)	(150)	20,749
Credit card receivables	17,230	211	—	—	17,441
Other	5,613	62	—	(140)	5,535

Total fixed income securities	773,178	16,076	(245)	(4,218)	784,791
Equity securities	1,508	160	—	—	1,668

Total	$774,686	$16,236	$(245)	$(4,218)	$786,459

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

     During the second quarter of 2007, the Company recognized impairment losses on 13 fixed income securities of various categories of investments that were in an unrealized loss position. In response to the significant change in interest rates in the second quarter, as well as a revised outlook on future interest rates, the Company does not have the intention of holding these securities to their anticipated recovery. The other-than-temporary impairment losses on these securities were $0.9 million. No other-than-temporary impairments were recorded for the three or six months ended June 30, 2006.
     As of June 30, 2007, 92 securities held by the Company were in an unrealized loss position. The Company believes that 90 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 90 securities, 63 were rated “AAA” by Standard & Poor’s (“S&P”) and “Aaa” by Moody’s Investor Services (“Moody’s”) and all were investment grade. Also, 12 of these 90 securities were in a loss position that exceeded 5% of its book value, with the largest percentage unrealized loss being 7.7% of that security’s book value resulting in an unrealized loss of $0.1 million. The largest unrealized loss was $0.5 million, which was 6.9% of that security’s book value.
     One of the two other remaining securities that was in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of 3.1% ($0.1 million) of its book value and was rated below investment grade by S&P and Moody’s. The other security, rated above investment grade by S&P and Moody’s, was issued by a large student loan provider and was in an unrealized loss position of 15.4% ($0.5 million) of its book value. The Company believes that the financial condition and near-term prospects of these issuers are strong, and expects that these unrealized losses will reverse.
     The Company intends and believes it has the ability to hold these investments until the expected recovery in value, which may be at maturity.
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
3. REINSURANCE
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	Written	Earned	Written	Earned
Direct	$95,192	$87,950	$87,594	$79,836
Assumed	30,747	27,985	31,720	28,693
Ceded	(9,724)	(10,248)	(10,117)	(11,488)

	$116,215	$105,687	$109,197	$97,041

	Six Months Ended June 30,
	2007		2006
	Written	Earned	Written	Earned
Direct	$187,747	$168,624	$173,352	$155,057
Assumed	56,606	55,867	58,691	55,970
Ceded	(19,363)	(20,501)	(20,940)	(22,098)

	$224,990	$203,990	$211,103	$188,929

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

     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$30,280	26.1%	$28,328	26.1%
Ceded amounts	(3,426)	33.4%	(3,383)	29.4%

Net losses and loss adjustment expenses	$26,854	25.4%	$24,945	25.7%

	Six Months Ended June 30,
	2007		2006
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$58,573	26.1%	$55,182	26.1%
Ceded amounts	(6,776)	33.1%	(6,641)	30.1%

Net losses and loss adjustment expenses	$51,797	25.4%	$48,541	25.7%

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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through June 30, 2007.
     Through a stop loss contract entered into at the Merger Date (the “Stop Loss Contract”), the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the

Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of June 30, 2007, the Company had billed and received $47.6 million under the Stop Loss Contract. The amount received under the Stop Loss Contract included $29.9 million held by the Company for losses covered by this contract that were incurred but not paid as of June 30, 2007. As of December 31, 2006, the Company had billed $47.9 million and had received $45.9 million under the Stop Loss Contract.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2007, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of June 30, 2007 and December 31, 2006, the Company had ceded losses of $50.0 million under the terms of this contract.
     As of June 30, 2007 and December 31, 2006, CNA Surety had an insurance receivable balance from CCC and CIC of $66.0 million and $61.9 million, respectively. CNA Surety had a reinsurance payable of $0.1 million to CCC and CIC as of June 30, 2007. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2006.
4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Reserves at beginning of period:
Gross	$431,974	$426,181	$434,224	$424,449
Ceded reinsurance	143,676	150,003	144,858	147,435

Net reserves at beginning of period	288,298	276,178	289,366	277,014

Net incurred loss and loss adjustment expenses:
Provision for insured events of current period	26,878	25,071	51,847	48,708
Decrease in provision for insured events of prior periods	(24)	(126)	(50)	(167)

Total net incurred	26,854	24,945	51,797	48,541

Net payments attributable to:
Current period events	3,299	1,141	5,574	1,551
Prior period events	19,260	19,494	42,996	43,516

Total net payments	22,559	20,635	48,570	45,067

Net reserves at end of period	292,593	280,488	292,593	280,488
Ceded reinsurance at end of period	142,976	155,237	142,976	155,237

Gross reserves at end of period	$435,569	$435,725	$435,569	$435,725

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
     The term of borrowings under the 2005 Credit Facility may be fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, can vary based on the Company’s leverage ratio (debt to total capitalization) from

0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the three and six months ended June 30, 2007. As such, the Company paid only the facility fee of 0.325% at June 30, 2007. As of June 30, 2006, the weighted average interest rate was 6.625% on the $20.0 million of outstanding borrowings.
     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. (“A.M. Best”) for each of the Company’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the three and six months ended June 30, 2007.
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
     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of June 30, 2007 and 2006, the interest rate on the junior subordinated debenture was 8.735% and 8.545%, respectively.
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
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$77	$74	$153	$148
Interest cost	173	143	346	286
Prior service cost	(40)	(39)	(81)	(80)
Recognized net actuarial loss	81	62	163	125

Net periodic benefit cost	$291	$240	$581	$479

     As a result of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) as of December 31, 2006, amortization of prior service costs and net actuarial (gains)/losses recognized through the statement of income for the six months ended June 30, 2007 are also adjusted through other comprehensive income.
     The Company expects to contribute $0.3 million to the postretirement benefit plans to pay benefits in 2007. As of June 30, 2007, $0.2 million of contributions have been made to the postretirement benefit plans.
7. COMMITMENTS AND CONTINGENCIES
     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

8. STOCK-BASED COMPENSATION
     The compensation expense recorded for the Company’s stock-based compensation plan was $0.5 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively, and $1.0 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the statement of income for stock-based compensation arrangements was $0.1 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively . The amount of cash received from the exercise of stock options was $0.2 million and $1.6 million for the three months ended June 30, 2007 and 2006, respectively, and $1.8 million and $4.8 million for the six months ended June 30, 2007 and 2006, respectively.
EQUITY COMPENSATION PLANS
     The Company previously reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to be granted under the CNA Surety 1997 Long-Term Equity Compensation Plan (the “1997 Plan”). Option exercises under the 1997 Plan were settled in newly issued common shares. No options were granted under the 1997 Plan during the three or six months ended June 30, 2006.
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
     On February 13, 2007, 334,100 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $9.04 for these options. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.8%; dividend yield of 0.0%; expected option life of 6.3 years; and volatility of 34.7%. As of June 30, 2007, the number of shares available for granting of options under the 2006 Plan was 2,668,300.
     A summary of option activity for the six months ended June 30, 2007 and 2006 is presented below:

		Weighted
		Average
	Shares	Exercise
	Subject	Price Per
	To Option	Share
Outstanding options at January 1, 2006	1,587,909	$12.41
Options granted	—	$—
Options forfeited	(9,500)	$12.00
Options expired	(20,875)	$14.07
Options exercised	(337,034)	$13.09

Outstanding options at June 30, 2006	1,220,500	$12.19

Outstanding options at January 1, 2007	1,008,525	$12.02
Options granted	334,100	$20.70
Options forfeited	(19,175)	$13.32
Options expired	(590)	$14.97
Options exercised	(114,010)	$12.18

Outstanding options at June 30, 2007	1,208,850	$14.38

     A summary of the status of the Company’s non-vested options as of June 30, 2007 and 2006 and changes during the six months then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value
Non-vested options at January 1, 2006	785,845	$4.40
Options granted	—	—
Options vested	(12,875)	$3.72
Options forfeited	(9,500)	$4.48

Non-vested options at June 30, 2006	763,470	$4.41

Non-vested options at January 1, 2007	481,613	$4.51
Options granted	334,100	$9.04
Options vested	(12,875)	$3.72
Options forfeited	(19,175)	$5.13

Non-vested options at June 30, 2007	783,663	$6.44

     A summary of the options vested or expected to vest and options exercisable as of June 30, 2007 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
June 30, 2007	1,125,505	$14.01	$5,999,178	7.3 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
June 30, 2007	425,187	$11.67	$3,079,849	5.4 years
     The total intrinsic value of options exercised was $0.1 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. The tax benefits recognized by the Company for these exercises were $0.1 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively. Tax benefits recognized by the Company were $0.4 million for both the six months ended June 30, 2007 and 2006.
     As of June 30, 2007, there was $2.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2007 — $0.9 million; 2008 — $1.0 million; 2009 — $0.4 million; and 2010 — $0.2 million.
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
     As of any balance sheet date, not all claims have been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported (“IBNR”) claims. The IBNR reserves include provisions for losses in excess of the current case reserve for previously reported claims and for claims that may be reopened. The IBNR reserves also include offsets for anticipated salvage and subrogation recoveries. The following table shows the estimated liability as of June 30, 2007 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves
Contract	$121,482	$147,511	$268,993
Commercial	102,136	53,042	155,178
Fidelity and other	3,565	7,833	11,398

Total	$227,183	$208,386	$435,569

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
INTANGIBLE ASSETS
     CNA Surety’s Condensed Consolidated Balance Sheet as of June 30, 2007 and December 31, 2006 includes intangible assets of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp.
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
COMPARISON OF CNA SURETY RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
ANALYSIS OF NET INCOME
     Net income for the three months ended June 30, 2007 was $21.9 million, or $0.50 per diluted share, compared to $19.5 million, or $0.45 per diluted share, for the same period in 2006. The increase in net income reflects higher earned premium, higher investment income, and the impacts of lower loss and expense ratios. The components of net income are discussed in the following sections.
     Net income for the six months ended June 30, 2007 was $42.6 million, or $0.96 per diluted share, compared to $37.5 million, or $0.86 per diluted share, in 2006. The increase in net income reflects higher earned premium, higher investment income, and the impacts of lower loss and expense ratios.

RESULTS OF INSURANCE OPERATIONS
     Underwriting components for the Company for the three and six months ended June 30, 2007 and 2006 are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross written premiums	$125,939	$119,314	$244,353	$232,043

Net written premiums	$116,215	$109,197	$224,990	$211,103

Net earned premiums	$105,687	$97,041	$203,990	$188,929

Net losses and loss adjustment expenses	$26,854	$24,945	$51,797	$48,541

Net commissions, brokerage and other expenses	$57,020	$53,514	$110,918	$104,427

Loss ratio	25.4%	25.7%	25.4%	25.7%
Expense ratio	54.0	55.1	54.4	55.3

Combined ratio	79.4%	80.8%	79.8%	81.0%

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
     Gross written premiums are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Contract	$84,873	$78,758	$158,016	$146,202
Commercial	33,457	33,017	69,687	68,872
Fidelity and other	7,609	7,539	16,650	16,969

	$125,939	$119,314	$244,353	$232,043

     For the quarter ended June 30, 2007, gross written premiums increased 5.6 percent to $125.9 million as compared to the quarter ended June 30, 2006. Gross written premiums for contract surety increased 7.8 percent to $84.9 million primarily due to steady demand as a result of the strong construction economy and the success of the Company’s small contractor product. Large and small commercial surety gross written premiums, as well as related fidelity and other gross written premiums, increased slightly for the quarter.
     For the six months ended June 30, 2007, gross written premiums increased 5.3 percent to $244.4 million as compared to the six-month period ended June 30, 2006. Gross written premiums for contract surety increased 8.1 percent to $158.0 million primarily due to steady demand as a result of the strong construction economy and the success of the Company’s small contractor product. Both large and small commercial surety gross written premiums increased slightly for the first half of 2007. Fidelity and other premiums decreased by 1.9% due to the lingering effects of the loss of a large notary program in the first quarter of 2006.

     Net written premiums are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Contract	$76,073	$69,691	$140,520	$127,403
Commercial	32,533	31,967	67,820	66,731
Fidelity and other	7,609	7,539	16,650	16,969

	$116,215	$109,197	$224,990	$211,103

     For the quarter ended June 30, 2007, net written premiums increased 6.4 percent to $116.2 million as compared to the second quarter of 2006, primarily due to the increase in gross written premiums as described above.
     For the six months ended June 30, 2007, net written premiums increased 6.6 percent to $225.0 million, primarily due to the increase in gross written premiums described above and a decrease in ceded written premiums. Ceded written premiums decreased $1.6 million to $19.4 million for the first six months of 2007 compared to the same period last year. This decrease reflects lower costs for reinsurance for a specific account and savings on the core reinsurance program.
     Net earned premiums are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Contract	$65,446	$56,478	$123,942	$108,493
Commercial	32,380	32,068	64,383	63,413
Fidelity and other	7,861	8,495	15,665	17,023

	$105,687	$97,041	$203,990	$188,929

     For the quarter ended June 30, 2007, net earned premiums increased 8.9 percent to $105.7 million as compared to the second quarter of 2006, primarily due to the increase in gross written premiums as described above.
     For the six months ended June 30, 2007, net earned premiums increased 8.0 percent to $204.0 million, primarily due to the increase in gross written premiums and the decrease in ceded written premiums described above.
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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through June 30, 2007.
     Through a stop loss contract entered into at the Merger Date (the “Stop Loss Contract”), the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of June 30, 2007, the Company had billed and received $47.6 million under the Stop Loss Contract. This amount received under the Stop Loss Contract included $29.9 million held by the Company for losses covered by this contract that were incurred but not paid as of June 30, 2007. As of December 31, 2006, the Company had billed $47.9 million and had received $45.9 million under the Stop Loss Contract.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2007, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of June 30, 2007 and December 31, 2006, the Company had ceded losses of $50.0 million under the terms of this contract.
     As of June 30, 2007 and December 31, 2006, CNA Surety had an insurance receivable balance from CCC and CIC of $66.0 million and $61.9 million, respectively. CNA Surety had a reinsurance payable of $0.1 million to CCC and CIC as of June 30, 2007. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2006.
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
NET LOSS RATIO
     The net loss ratio was 25.4% for the three and six months ended June 30, 2007 as compared with 25.7% for the same periods in 2006. The improvement in this ratio reflects lower reinsurance costs.
EXPENSE RATIO
     The expense ratio was 54.0% for the three months ended June 30, 2007 as compared with 55.1% for the same period in 2006. The expense ratio was 54.4% for the six months ended June 30, 2007 as compared with 55.3% for the same period in 2006. The improvement in the ratio reflects earned premium growth as discussed above and continued focus on expense management.
INVESTMENT INCOME AND REALIZED INVESTMENT GAINS/LOSSES
     Net investment income was $10.8 million for the three months ended June 30, 2007, as compared with $10.0 million for the same period in 2006. This increase is due to higher overall invested assets and higher yields. The annualized pre-tax yield was 4.6% and 4.5% for the three months ended June 30, 2007 and 2006, respectively. The annualized after-tax yield was 3.8% and 3.7% for the three months ended June 30, 2007 and 2006, respectively. Net realized investment losses were $0.8 million for the quarter ended June 30, 2007 compared to net realized investment gains of $0.1 million in the same period of 2006.
     Net investment income was $21.5 million for the six months ended June 30, 2007 as compared with $19.2 million for the same period in 2006. The increase is due to the impact of higher overall invested assets and higher yields. The annualized pre-tax yields were 4.6% and 4.5% for the six months ended June 30, 2007 and 2006, respectively. The annualized after-tax yields were 3.8% and 3.7% for the six months ended June 30, 2007 and 2006, respectively. Net realized investment losses were $0.6 million for the first six months of 2007 compared to net realized investment gains of $0.1 million in the same period of 2006.
     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross realized investment gains	$112	$95	$391	$114
Gross realized investment losses	(942)	(8)	(942)	(9)

Net realized investment gains	$(830)	$87	$(551)	$105

     The gross realized investment losses for the three and six months ended June 30, 2007 resulted from impairment of certain fixed income securities which are discussed in the Financial Condition section of this MD&A.
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
INTEREST EXPENSE
     Interest expense decreased by 28.1% for the three months ended June 30, 2007 as compared with the same period in 2006, due to a reduction in weighted average debt outstanding during 2006. Weighted average debt outstanding was $30.9 million for the three months ended June 30, 2007 as compared with $50.9 million for the same period in 2006. The weighted average interest rate for the three months ended June 30, 2007 was 8.7% as compared with 7.5% for the same period in 2006.
     Interest expense decreased by 26.2% for the six months ended June 30, 2007 as compared with the same period in 2006. Weighted average debt outstanding was $30.9 million for the six months ended June 30, 2007 compared to $50.9 million in the same period in 2006. The weighted average interest rate for the six months ended June 30, 2006 was 8.7% as compared with 7.3% for the same period in 2006.
INCOME TAXES
     For the three and six months ended June 30, 2007 and 2006, respectively, the Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $5.1 million and $9.9 million for the three and six months ended June 30, 2007. Tax-exempt investment income was $4.5 million and $8.8 million for the three and six months ended June 30, 2006.
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
     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At June 30, 2007, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $850.3 million of fixed income securities, $53.2 million of short-term investments and $1.0 million of cash. At December 31, 2006, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $784.0 million of fixed income securities, $94.2 million of short-term investments and $3.5 million of cash.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At June 30, 2007, the parent company’s invested assets consisted of $0.7 million of fixed income securities, $1.9 million of equity securities, and $4.6 million of short-term investments and cash. At December 31, 2006, the parent company’s invested assets consisted of $0.8 million of fixed income securities, $1.7 million of equity securities, and $12.4 million of short-term investments and cash. At June 30, 2007 and December 31, 2006 respectively, parent company short-term investments and cash included $3.5 million and $9.4 million of restricted cash primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $19.2 million for the three months ended June 30, 2007 compared to net cash flow provided by operating activities of $23.4 million for the comparable period in 2006. The decrease in net cash flow provided by operating activities relates to larger loss payments and larger estimated tax payments.
     The Company’s consolidated net cash flow provided by operating activities was $33.1 million for the six months ended June 30, 2007 compared to net cash flow provided by operating activities of $37.6 million for the comparable period in 2006. The decrease in net cash flow provided by operating activities primarily relates to larger loss payments.
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
     The term of borrowings under the 2005 Credit Facility may be fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, can vary based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the three and six months ended June 30, 2007. As such, the Company paid only the facility fee of 0.325% at June 30, 2007. As of June 30, 2006, the weighted average interest rate was 6.625% on the $20.0 million of outstanding borrowings.
     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. (“A.M. Best”) for each of the Company’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the three and six months ended June 30, 2007.
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
     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of June 30, 2007 and 2006, the interest rate on the junior subordinated debenture was 8.735% and 8.545%, respectively.
     A summary of the Company’s commitments as of June 30, 2007 is presented in the following table (in millions):

Contractual Obligations as of June 30, 2007	2007	2008	2009	2010	2011	Thereafter	Total
Debt (a)	$1.4	$2.7	$2.7	$2.7	$2.7	$91.5	$103.7
Operating leases	1.1	1.9	1.9	1.9	1.8	0.9	9.5
Loss and loss adjustment expense reserves	131.2	132.6	87.0	26.5	18.1	40.2	435.6
Other long-term liabilities (b)	0.2	1.1	1.0	0.6	0.6	11.9	15.4

Total	$133.9	$138.3	$92.6	$31.7	$23.2	$144.5	$564.2

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.
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
     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2007 is based on statutory surplus and income at and for the year ended December 31, 2006. Without prior regulatory approval in 2007, Western Surety may pay dividends of $87.7 million to CNA Surety. CNA Surety received no dividends from its insurance subsidiaries or its non-insurance subsidiaries during the first six months of 2007 or 2006.

     Combined statutory surplus totaled $386.8 million at June 30, 2007, resulting in a net written premium to statutory surplus ratio of to 1.1 to 1.0. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2007 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of June 30, 2007, this regulation would limit Western Surety’s largest gross risk to $124.2 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received $18.5 million and $19.2 million from its subsidiaries for the six months ended June 30, 2007 and June 30, 2006, respectively.
     Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer’s statutory surplus. Effective July 1, 2006 through June 30, 2007, the underwriting limitations of Western Surety and Surety Bonding were $26.8 million and $0.7 million, respectively. Effective July 1, 2007 through June 30, 2008, the underwriting limitations of Western Surety and Surety Bonding are $34.2 million and $0.7 million, respectively. Through the Quota Share Treaty previously discussed, CNA Surety has access to CCC and its affiliates’ U.S. Department of Treasury underwriting limitations. Effective July 1, 2006 through June 30, 2007, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty totaled $549.0 million. Effective July 1, 2007 through June 30, 2008, the underwriting limitations of CCC and its affiliates total $739.9 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.
     Subject to the aforementioned uncertainties concerning the Company’s per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company’s excess of loss reinsurance arrangements, to meet its present capital needs.
FINANCIAL CONDITION
INVESTMENT PORTFOLIO
     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at June 30, 2007 and December 31, 2006, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
June 30, 2007	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,803	$—	$—	$(392)	$14,411
U.S. Agencies	76,837	35	(170)	(182)	76,520
Collateralized mortgage obligations	21,192	232	(150)	(449)	20,825
Mortgage pass-through securities	35,787	45	—	(1,604)	34,228
Obligations of states and political subdivisions	566,317	6,296	(5,237)	(47)	567,329
Corporate bonds	56,634	759	—	(1,626)	55,767
Non-agency collateralized mortgage obligations	37,000	7	(20)	(1,301)	35,686
Other asset-backed securities:
Second mortgages/home equity loans	18,483	—	—	(101)	18,382
Credit card receivables	17,232	15	(1)	—	17,246
Other	10,805	63	—	(213)	10,655

Total fixed income securities	855,090	7,452	(5,578)	(5,915)	851,049
Equity securities	1,664	236	—	—	1,900

Total	$856,754	$7,688	$(5,578)	$(5,915)	$852,949

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2006	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,832	$—	$—	$(327)	$14,505
U.S. Agencies	62,106	14	(96)	(260)	61,764
Collateralized mortgage obligations	16,969	294	—	(326)	16,937
Mortgage pass-through securities	38,851	77	—	(1,129)	37,799
Obligations of states and political subdivisions	492,640	13,833	(118)	(10)	506,345
Corporate bonds	66,943	1,375	(5)	(1,059)	67,254
Non-agency collateralized mortgage obligations	37,069	210	—	(817)	36,462
Other asset-backed securities:
Second mortgages/home equity loans	20,925	—	(26)	(150)	20,749
Credit card receivables	17,230	211	—	—	17,441
Other	5,613	62	—	(140)	5,535

Total fixed income securities	773,178	16,076	(245)	(4,218)	784,791
Equity securities	1,508	160	—	—	1,668

Total	$774,686	$16,236	$(245)	$(4,218)	$786,459

     The following table summarizes for fixed income securities in an unrealized loss position at June 30, 2007 and December 31, 2006 the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	June 30, 2007		December 31, 2006
	Estimated	Gross	Estimated	Gross
Unrealized Loss Aging	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Investment grade:
0-6 months	$242,588	$5,032	$75,215	$205
7-12 months	34,362	546	10,104	40
13-24 months	104,508	4,914	137,954	3,457
Greater than 24 months	16,461	876	16,206	684

Total investment grade	397,919	11,368	239,479	4,386
Non-investment grade	3,908	125	3,960	77

Total	$401,827	$11,493	$243,439	$4,463

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

     During the second quarter of 2007, the Company recognized impairment losses on 13 fixed income securities of various investment categories that were in an unrealized loss position. In response to the significant change in interest rates in the second quarter, as well as a revised outlook on future interest rates, the Company does not have the intention of holding these securities to their anticipated recovery. The other-than-temporary impairment losses on these securities were $0.9 million.
     As of June 30, 2007, 92 securities held by the Company were in an unrealized loss position. The Company believes that 90 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 90 securities, 63 were rated “AAA” by Standard & Poor’s (“S&P”) and “Aaa” by Moody’s Investor Services (“Moody’s”) and all were investment grade. Also, 12 of these 90 securities were in a loss position that exceeded 5% of its book value, with the largest percentage unrealized loss being 7.7% of that security’s book value resulting in an unrealized loss of $0.1 million. The largest unrealized loss was $0.5 million, which was 6.9% of that security’s book value.
     One of the two other remaining securities that was in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of 3.1% ($0.1 million) of its book value and was rated below investment grade by S&P and Moody’s. The other security, rated above investment grade by S&P and Moody’s, was issued by a large student loan provider and was in an unrealized loss position of 15.4% ($0.5 million) of its book value. The Company believes that the financial condition and near-term prospects of these issuers are strong, and expects that these unrealized losses will reverse.
     The Company intends and believes it has the ability to hold these investments until the expected recovery in value, which may be at maturity.
     At June 30, 2007, the Company’s exposure to sub-prime home loans was limited to four asset-backed securities with an aggregate fair value of $18.4 million. Each of these securities was rated “AAA” by S&P and “Aaa” by Moody’s. Other-than-temporary impairment losses discussed above included charges for two of these securities due to the Company’s lack of intention to hold these securities to their anticipated recovery. Management believes that these securities were in unrealized loss positions because of low yields and not due to credit concerns. These two securities were sold after June 30, 2007. The remaining two asset-backed securities with exposure to sub-prime home loans had an aggregate fair value of $9.9 million at June 30, 2007.
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
     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company’s expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of June 30, 2007. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	June 30,	Interest Rate	Change in	Stockholders’
	2007	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$145,984	200 bp increase	$133,775	(1.3)%
		100 bp increase	140,206	(0.6)
		100 bp decrease	150,407	0.5
		200 bp decrease	153,153	0.8
States, municipalities and political subdivisions	567,329	200 bp increase	501,168	(7.2)
		100 bp increase	533,500	(3.7)
		100 bp decrease	602,997	3.9
		200 bp decrease	641,594	8.0
Corporate bonds and all other	137,736	200 bp increase	127,914	(1.1)

		100 bp increase	132,699	(0.5)
		100 bp decrease	143,053	0.6
		200 bp decrease	148,625	1.2
Total fixed income securities available-for-sale	$851,049	200 bp increase	762,857	(9.6)
		100 bp increase	806,405	(4.8)
		100 bp decrease	896,457	5.0
		200 bp decrease	943,372	10.0

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2006	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$131,005	200 bp increase	$120,310	(1.2)%
		100 bp increase	126,070	(0.6)
		100 bp decrease	134,299	0.4
		200 bp decrease	136,143	0.6
States, municipalities and political subdivisions	506,345	200 bp increase	447,610	(6.7)
		100 bp increase	476,768	(3.4)
		100 bp decrease	537,633	3.6
		200 bp decrease	571,614	7.5
Corporate bonds and all other	147,441	200 bp increase	136,456	(1.3)

		100 bp increase	141,804	(0.6)
		100 bp decrease	153,399	0.7
		200 bp decrease	159,611	1.4
Total fixed income securities available-for-sale	$784,791	200 bp increase	704,376	(9.2)
		100 bp increase	744,642	(4.6)
		100 bp decrease	825,331	4.7
		200 bp decrease	867,368	9.5

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None.
ITEM 5. OTHER INFORMATION — Reports on Form 8-K:
     April 27, 2007; CNA Surety Corporation Earnings Press Release issued on April 27, 2007.
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
Date: July 27, 2007

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