Form 10-Q
period 2007-09-30
CNA SURETY CORP
filed 2007-10-26
CIK 1044566

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
44,029,609 shares of Common Stock, $.01 par value as of October 19, 2007.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
Invested assets:
Fixed income securities, at fair value (amortized cost: $877,796 and $773,178)	$883,533	$784,791
Equity securities, at fair value (cost: $1,583 and $1,508)	1,784	1,668
Short-term investments, at cost (approximates fair value)	77,937	103,640
Other investments, at cost	57	22

Total invested assets	963,311	890,121
Cash	16,574	7,164
Deferred policy acquisition costs	108,800	102,937
Insurance receivables:
Premiums, including $12,732 and $6,885 from affiliates, (net of allowance for doubtful accounts: $1,230 and $1,369)	48,478	37,205
Reinsurance, including $50,055 and $55,023 from affiliates	112,882	118,412
Deposit with affiliated ceding company	34,279	33,145
Intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Current income taxes receivable	—	323
Property and equipment, at cost (less accumulated depreciation and amortization: $28,278 and $24,466)	24,855	24,807
Prepaid reinsurance premiums (including $517 and $1,702 from affiliates)	752	2,165
Accrued investment income	10,916	10,089
Other assets	2,090	3,180

Total assets	$1,461,722	$1,368,333

LIABILITIES
Reserves:
Unpaid losses and loss adjustment expenses	$447,458	$434,224
Unearned premiums	273,750	253,803

Total reserves	721,208	688,027
Debt	30,766	30,690
Deferred income taxes, net	13,745	17,298
Current income taxes payable	4,026	—
Reinsurance and other payables to affiliates	2,227	166
Accrued expenses	15,084	20,247
Liability for postretirement benefits	14,312	12,466
Other liabilities	24,469	33,537

Total liabilities	825,837	802,431
Commitments and contingencies (See Notes 3, 4, & 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 45,406 shares issued and 44,022 shares outstanding at September 30, 2007 and 45,263 shares issued and 43,872 shares outstanding at December 31, 2006	454	453
Additional paid-in capital	272,253	268,651
Retained earnings	377,385	306,745
Accumulated other comprehensive income	653	4,993
Treasury stock, 1,384 and 1,391 shares, at cost	(14,860)	(14,940)

Total stockholders’ equity	635,885	565,902

Total liabilities and stockholders’ equity	$1,461,722	$1,368,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Net earned premium	$113,617	$102,798	$317,607	$291,727
Net investment income	11,328	9,850	32,792	29,021
Net realized investment gains (losses)	65	(999)	(486)	(894)

Total revenues	125,010	111,649	349,913	319,854

Expenses:
Net losses and loss adjustment expenses	23,835	21,133	75,632	69,674
Net commissions, brokerage and other underwriting expenses	59,952	56,527	170,870	160,954
Interest expense	745	967	2,194	2,931

Total expenses	84,532	78,627	248,696	233,559

Income before income taxes	40,478	33,022	101,217	86,295
Income tax expense	12,481	9,402	30,577	25,185

Net income	$27,997	$23,620	$70,640	$61,110

Earnings per common share	$0.64	$0.54	$1.61	$1.40

Earnings per common share, assuming dilution	$0.63	$0.54	$1.60	$1.39

Weighted average shares outstanding	43,954	43,558	43,975	43,602

Weighted average shares outstanding, assuming dilution	44,194	43,897	44,248	43,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Income (Loss)	At Cost	Equity
Balance, December 31, 2005	43,334	$447	$259,684		$223,927	$7,546	$(15,029)	$476,575
Comprehensive income:
Net income	—	—	—	$61,110	61,110	—	—	61,110
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $166 (net of reclassification adjustment of $892, after income tax expense of $480)	—	—	—	308	—	308	—	308

Total comprehensive income				$61,418

Stock-based compensation	—	—	983		—	—	—	983
Stock options exercised and other	411	4	5,892			—	89	5,985

Balance, September 30, 2006	43,745	$451	$266,559		$285,037	$7,854	$(14,940)	$544,961

Balance, December 31, 2006	43,872	$453	$268,651		$306,745	$4,993	$(14,940)	$565,902
Comprehensive income:
Net income	—	—	—	$70,640	70,640	—	—	70,640
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $2,042 (net of reclassification adjustment of ($120), after income tax benefit of $65)	—	—	—	(3,793)	—	(3,793)	—	(3,793)
Adjustment to recognize re-measurement of accumulated postretirement benefit obligations, net of tax benefit of $563	—	—	—	(684)	—	(684)	—	(684)
Adjustment to postretirement benefit plan net periodic cost, after income tax expense of $74	—	—	—	137	—	137	—	137

Total comprehensive income				$66,300

Stock-based compensation	—	—	1,456		—	—	—	1,456
Stock options exercised and other	150	1	2,146		—	—	80	2,227

Balance, September 30, 2007	44,022	$454	$272,253		$377,385	$653	$(14,860)	$635,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,640	$61,110
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	332	657
Depreciation and amortization	4,723	3,911
Amortization (accretion) of bond premium (discount), net	(70)	119
Loss on disposal of property and equipment	1	149
Net realized investment losses	486	894
Stock-based compensation	1,456	983
Changes in:
Insurance receivables	(6,075)	(10,041)
Reserve for unearned premiums	19,947	22,221
Reserve for unpaid losses and loss adjustment expenses	13,234	(4,212)
Deposits with affiliated ceding company	(1,134)	654
Deferred policy acquisition costs	(5,863)	(3,757)
Deferred income taxes, net	(1,097)	(1,887)
Reinsurance and other payables to affiliates	2,061	(2)
Prepaid reinsurance premiums	1,413	2,222
Accrued expenses	(5,163)	(304)
Other assets and liabilities	(3,570)	7,808

Net cash provided by operating activities	91,321	80,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed income securities:
Purchases	(224,087)	(210,631)
Maturities	46,459	18,730
Sales	70,103	124,077
Purchases of equity securities	(714)	(1,117)
Proceeds from the sale of equity securities	757	962
Changes in short-term investments	28,069	7,428
Purchases of property and equipment, net	(4,696)	(8,444)
Other, net	(29)	631

Net cash used in investing activities	(84,138)	(68,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	—	(20,000)
Employee stock option exercises and other	2,227	5,985

Net cash provided by financing activities	2,227	(14,015)

Increase (decrease) in cash	9,410	(1,854)
Cash at beginning of period	7,164	8,323

Cash at end of period	$16,574	$6,469

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,110	$2,913
Income taxes	26,898	27,938
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

     The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$27,997	$23,620	$70,640	$61,110

Shares:
Weighted average shares outstanding	43,938	43,519	43,872	43,334
Weighted average shares of options exercised and additional stock issuance	16	39	103	268

Total weighted average shares outstanding	43,954	43,558	43,975	43,602
Effect of dilutive options	240	339	273	277

Total weighted average shares outstanding, assuming dilution	44,194	43,897	44,248	43,879

Earnings per share	$0.64	$0.54	$1.61	$1.40

Earnings per share, assuming dilution	$0.63	$0.54	$1.60	$1.39

     No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.3 million were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2007 because the exercise price of these options was greater than the average market price of CNA Surety’s common stock. There were no options excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2006.
ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company as of January 1, 2007. The Company has elected to classify interest, if any, recognized in accordance with FIN 48 as interest expense. Likewise, penalties, if any, recognized in accordance with FIN 48 will be classified as miscellaneous expense. No amounts have been recognized subject to these provisions as of September 30, 2007. As of September 30, 2007, the tax years 2004 and beyond remain subject to examination by the Internal Revenue Service. Adoption and subsequent application of this standard did not have an impact on the Company’s results of operations and financial condition.
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
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006 and was adopted by the Company as of January 1, 2007. Adoption and subsequent application of this standard did not have an impact on the Company’s results of operations and financial condition.
2. INVESTMENTS
       The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at September 30, 2007 and December 31, 2006, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
September 30, 2007	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,789	$67	$—	$(44)	$14,812
U.S. Agencies	28,026	206	—	(79)	28,153
Collateralized mortgage obligations	30,777	373	(102)	(297)	30,751
Mortgage pass-through securities	41,849	145	—	(1,153)	40,841
Obligations of states and political subdivisions	645,678	11,387	(3,533)	(5)	653,527
Corporate bonds	43,622	877	—	(1,458)	43,041
Non-agency collateralized mortgage obligations	35,025	194	—	(912)	34,307
Other asset-backed securities:
Second mortgages/home equity loans	10,000	—	—	(112)	9,888
Credit card receivables	17,233	207	—	—	17,440
Other	10,797	103	—	(127)	10,773

Total fixed income securities	877,796	13,559	(3,635)	(4,187)	883,533
Equity securities	1,583	201	—	—	1,784

Total	$879,379	$13,760	$(3,635)	$(4,187)	$885,317

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2006	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,832	$—	$—	$(327)	$14,505
U.S. Agencies	62,106	14	(96)	(260)	61,764
Collateralized mortgage obligations	16,969	294	—	(326)	16,937
Mortgage pass-through securities	38,851	77	—	(1,129)	37,799
Obligations of states and political subdivisions	492,640	13,833	(118)	(10)	506,345
Corporate bonds	66,943	1,375	(5)	(1,059)	67,254
Non-agency collateralized mortgage obligations	37,069	210	—	(817)	36,462
Other asset-backed securities:
Second mortgages/home equity loans	20,925	—	(26)	(150)	20,749
Credit card receivables	17,230	211	—	—	17,441
Other	5,613	62	—	(140)	5,535

Total fixed income securities	773,178	16,076	(245)	(4,218)	784,791
Equity securities	1,508	160	—	—	1,668

Total	$774,686	$16,236	$(245)	$(4,218)	$786,459

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
     No other than temporary impairments were recorded for the three months ended September 30, 2007. During the second quarter of 2007, the Company recognized impairment losses on 13 fixed income securities of various categories of investments that were in an unrealized loss position. In response to the significant change in interest rates in the second quarter, as well as a revised outlook on future interest rates, the Company did not have the intention of holding these securities to their anticipated recovery. These securities were sold during the third quarter. The other-than-temporary impairment losses on these securities were $0.9 million for the nine months ended September 30, 2007.
     In response to the significant change in interest rates during the third quarter of 2006, the Company recognized impairment losses on 21 municipal fixed income securities that were in an unrealized loss position at September 30, 2006. The Company did not have the intention of holding these securities to their anticipated recovery and recorded $0.9 million other-than-temporary impairment losses on these securities for the three and nine months ended September 30, 2006.
     As of September 30, 2007, 66 securities held by the Company were in an unrealized loss position. The Company believes that 64 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 64 securities, 41 were rated “AAA” by Standard & Poor’s (“S&P”) and “Aaa” by Moody’s Investor Services (“Moody’s”) and all were investment grade. Only five of these 64 securities were in a loss position that exceeded 5% of its book value, with the largest percentage unrealized loss being 8.6% of that security’s book value resulting in an unrealized loss of $0.5 million. The largest unrealized loss was $0.6 million, which was 6.0% of that security’s book value.
     Of the two remaining securities that were in an unrealized loss position, one was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of 4.9% ($0.2 million) of its book value and was rated below investment grade by S&P and Moody’s. The other security, rated above investment grade by S&P and Moody’s, was issued by a large student loan provider and was in an unrealized loss position of 13.4% ($0.4 million) of its book value. The Company believes that the financial condition and near-term prospects of these issuers are strong, and expects that these unrealized losses will reverse.
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
3. REINSURANCE
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
	Written	Earned	Written	Earned
Direct	$93,169	$93,729	$85,663	$85,766
Assumed	30,380	29,735	30,241	28,933
Ceded	(9,572)	(9,847)	(10,837)	(11,901)

	$113,977	$113,617	$105,067	$102,798

	Nine Months Ended September 30,
	2007		2006
	Written	Earned	Written	Earned
Direct	$280,916	$262,353	$259,015	$240,823
Assumed	86,986	85,602	88,932	84,903
Ceded	(28,935)	(30,348)	(31,777)	(33,999)

	$338,967	$317,607	$316,170	$291,727

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

     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$20,828	16.9%	$9,900	8.6%
Ceded amounts	3,007	(30.5)%	11,233	(94.4%)

Net losses and loss adjustment expenses	$23,835	21.0%	$21,133	20.6%

	Nine Months Ended September 30,
	2007		2006
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$79,401	22.8%	$65,082	20.0%
Ceded amounts	(3,769)	12.4%	4,592	(13.5%)

Net losses and loss adjustment expenses	$75,632	23.8%	$69,674	23.9%

     During the three months ended September 30, 2007 and 2006, the Company, based on independent actuarial reviews performed during the respective quarters, reduced gross reserves by approximately $11.4 million and $17.0 million, respectively. These adjustments reflect changes in estimates of incurred-but-not-reported reserves. The corresponding change in ceded reserves was such that net reserves were reduced by $5.0 million and $5.1 million for the three months ended September 30, 2007 and 2006, respectively. These actions resulted in the unusual relationships in the gross and ceded amounts shown above.
2007 THIRD PARTY REINSURANCE COMPARED TO 2006 THIRD PARTY REINSURANCE
     Effective January 1, 2007, CNA Surety entered into an excess of loss treaty (“2007 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2006 Excess of Loss Treaty. Under the 2007 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2007 on bonds that were in force during 2007. The primary difference between the 2007 Excess of Loss Treaty and the Company’s 2006 Excess of Loss Treaty is as follows. The base annual premium for the 2007 Excess of Loss Treaty is $36.6 million compared to the actual cost of the 2006 Excess of Loss Treaty of $39.9 million. The large national contractor that was excluded from the 2006 treaty remained excluded from the 2007 Excess of Loss Treaty.
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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through September 30, 2007.

     Through a stop loss contract entered into at the Merger Date (the “Stop Loss Contract”), the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of September 30, 2007, the Company had billed and received $47.6 million under the Stop Loss Contract. The amount received under the Stop Loss Contract included $28.0 million held by the Company for losses covered by this contract that were incurred but not paid as of September 30, 2007. Also, due to favorable development of losses subject to the Stop Loss Contract as a result of the independent actuarial review performed in the third quarter of 2007, the Company has a payable of $1.7 million to CCC at September 30, 2007. As of December 31, 2006, the Company had billed $47.9 million and had received $45.9 million under the Stop Loss Contract.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional premium of $1.5 million, as adjusted based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2007, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of September 30, 2007, this premium was $0.4 million. As of September 30, 2007 and December 31, 2006, the Company had ceded losses of $50.0 million under the terms of this contract.
     As of September 30, 2007 and December 31, 2006, CNA Surety had an insurance receivable balance from CCC and CIC of $62.8 million and $61.9 million, respectively. As discussed above, the Company has a reinsurance payable of $1.7 million to CCC as of September 30, 2007. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2006.
4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Reserves at beginning of period:
Gross	$435,569	$435,725	$434,224	$424,449
Ceded reinsurance	142,976	155,237	144,858	147,435

Net reserves at beginning of period	292,593	280,488	289,366	277,014

Net incurred loss and loss adjustment expenses:
Provision for insured events of current period	28,863	26,266	80,710	74,974
Decrease in provision for insured events of prior periods	(5,028)	(5,133)	(5,078)	(5,300)

Total net incurred	23,835	21,133	75,632	69,674

Net payments attributable to:
Current period events	1,470	2,525	7,044	4,076
Prior period events	5,852	21,929	48,848	65,445

Total net payments	7,322	24,454	55,892	69,521

Net reserves at end of period	309,106	277,167	309,106	277,167
Ceded reinsurance at end of period	138,352	143,070	138,352	143,070

Gross reserves at end of period	$447,458	$420,237	$447,458	$420,237

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
     The term of borrowings under the 2005 Credit Facility may be fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, can vary based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the three and nine months ended September 30, 2007. In the third quarter of 2006, the outstanding Credit Facility balance of $20.0 million was paid. As such, the Company paid only the facility fee of 0.325% at both September 30, 2007 and 2006.
     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. (“A.M. Best”) for each of the Company’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the three and nine months ended September 30, 2007.
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
     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of September 30, 2007 and 2006, the interest rate on the junior subordinated debenture was 8.933% and 8.780%, respectively.
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
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$97	$46	$250	$194
Interest cost	227	152	572	438
Prior service cost	—	(41)	(80)	(121)
Recognized net actuarial loss	127	78	290	203

Net periodic benefit cost	$451	$235	$1,032	$714

     The Company uses a rollforward technique to develop its year-end measurement of the accumulated postretirement benefit obligation and subsequently performs a valuation as of January 1 of the following year using updated data. This valuation was completed during the third quarter of 2007. As a result, in the third quarter of 2007, the liability for postretirement benefits and the 2007 net periodic benefit costs have been adjusted. The postretirement benefit liability increased $1.2 million. Net periodic benefit costs also increased $0.2 million for the three months ended September 30, 2007 due to this remeasurement. These increases were driven by changes in the design of the postretirement healthcare plan for 2007.
     As a result of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) as of December 31, 2006, amortization of prior service costs and net actuarial (gains)/losses recognized through the statement of income for the three and nine months ended September 30, 2007 are also adjusted through other comprehensive income.
     The Company expects to contribute $0.1 million to the postretirement benefit plans to pay benefits for the remainder of 2007. As of September 30, 2007, $0.2 million of contributions have been made to the postretirement benefit plans.
7. COMMITMENTS AND CONTINGENCIES
     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.
8. STOCK-BASED COMPENSATION
     The compensation expense recorded for the Company’s stock-based compensation plans was $0.5 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, and $1.5 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in the statement of income for stock-based compensation arrangements was $0.2 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively . The amount of cash received from the exercise of stock options was $0.4 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively, and $2.2 million and $5.8 million for the nine months ended September 30, 2007 and 2006, respectively.
EQUITY COMPENSATION PLANS
     The Company previously reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”) to be granted under the CNA Surety 1997 Long-Term Equity Compensation Plan (the “1997 Plan”). Option exercises under the 1997 Plan were settled in newly issued common shares. No options were granted under the 1997 Plan during the three or nine months ended September 30, 2006.
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
     On February 13, 2007, 334,100 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $9.04 for these options. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.8%; dividend yield of 0.0%; expected option life of 6.3 years; and volatility of 34.7%. As of September 30, 2007, the number of shares available for granting of options under the 2006 Plan was 2,673,700.
     A summary of option activity for the nine months ended September 30, 2007 and 2006 is presented below:

		Weighted
		Average
	Shares	Exercise
	Subject	Price Per
	To Option	Share
Outstanding options at January 1, 2006	1,587,909	$12.41
Options granted	—	—
Options forfeited	(29,175)	$12.32
Options expired	(21,275)	$14.04
Options exercised	(401,859)	$13.21

Outstanding options at September 30, 2006	1,135,600	$12.09

Outstanding options at January 1, 2007	1,008,525	$12.02
Options granted	334,100	$20.70
Options forfeited	(32,075)	$14.36
Options expired	(790)	$15.20
Options exercised	(141,160)	$12.49

Outstanding options at September 30, 2007	1,168,600	$14.38

     A summary of the status of the Company’s non-vested options as of September 30, 2007 and 2006 and changes during the nine months then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value
Non-vested options at January 1, 2006	785,845	$4.40
Options granted	—	—
Options vested	(14,750)	$3.73
Options forfeited	(29,175)	$4.53

Non-vested options at September 30, 2006	741,920	$4.41

Non-vested options at January 1, 2007	481,613	$4.51
Options granted	334,100	$9.04
Options vested	(14,750)	$3.73
Options forfeited	(32,075)	$5.67

Non-vested options at September 30, 2007	768,888	$6.45

     A summary of the options vested or expected to vest and options exercisable as of September 30, 2007 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
September 30, 2007	1,099,242	$14.01	$4,803,674	7.2 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
September 30, 2007	399,712	$11.51	$2,444,597	5.4 years
     The total intrinsic value of options exercised was $0.1 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, and $1.2 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively. The tax benefits recognized by the Company for these exercises were less than $0.1 million for the three months ended September 30, 2007. Tax benefits recognized by the Company were $0.2 million for the three months ended September 2006. Tax benefits recognized by the Company were $0.4 million and $0.6 million for the nine months ended September 30, 2007 and 2006 respectively.

     As of September 30, 2007, there was $1.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2007 — $0.4 million; 2008 — $0.9 million; 2009 — $0.4 million; and 2010 — $0.2 million.
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
     As of any balance sheet date, not all claims have been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported (“IBNR”) claims. The IBNR reserves include provisions for losses in excess of the current case reserve for previously reported claims and for claims that may be reopened. The IBNR reserves also include offsets for anticipated indemnification recoveries.

     The following table shows the estimated liability as of September 30, 2007 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves
Contract	$115,343	$158,073	$273,416
Commercial	104,596	57,338	161,934
Fidelity and other	4,015	8,093	12,108

Total	$223,954	$223,504	$447,458

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
     The independent actuarial firm’s analyses are based upon multiple projection methodologies that involve detailed statistical analysis of past claim reporting, settlement activity, and indemnification activity, as well as claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience or industry experience. Methodologies may vary depending on the type of claim being estimated. While methodologies may vary, each employs significant judgments and assumptions.
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
     The following table shows the point estimate as determined by the Company’s independent actuarial firm at December 31, 2006 and as of their most recent analysis, June 30, 2007, which was completed during the third quarter of 2007, compared to the actual loss reserve established by management, both gross and net of reinsurance (dollars in thousands):

Gross Basis:
Recorded loss reserves at December 31, 2006	$434,224
Actuarial point estimate at December 31, 2006	438,313

Difference at December 31, 2006	$(4,089)

Difference as a % of actuarial point estimate	(0.9)%

Recorded loss reserves at June 30, 2007	$435,569
Actuarial point estimate at June 30, 2007	422,169

Difference at June 30, 2007	$13,400

Difference as a % of actuarial point estimate	3.2%

Recorded loss reserves at September 30, 2007	$447,458

Net Basis:
Recorded loss reserves at December 31, 2006	$289,366
Actuarial point estimate at December 31, 2006	292,703

Difference at December 31, 2006	$(3,337)

Difference as a % of actuarial point estimate	(1.1)%

Recorded loss reserves at June 30, 2007	$292,593
Actuarial point estimate at June 30, 2007	284,975

Difference at June 30, 2007	$7,618

Difference as a % of actuarial point estimate	2.7%

Recorded loss reserves at September 30, 2007	$309,106

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
     The conclusion of the independent actuarial firm’s analyses conducted during the third quarter of 2007 with data as of June 30, 2007 resulted in lower point estimates, confirming the positive loss trends noted by management. These positive loss trends include improvement in the most recent accident years due to fewer reported severe claims and better than expected indemnification recoveries in the more mature accident years of 2003 and prior. As a result of the actuarial analysis, management’s recorded reserves, as of September 30, 2007, on both a gross and net basis, reflect the improvement of these older accident years but also reflect provisions in the more recent accident years primarily in consideration of the volatility of economic conditions evidenced by current events in the sub-prime mortgage industry and residential construction economy.
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
     At December 31, 2006, the range of reasonable loss reserve estimates, net of reinsurance receivables, calculated by the independent actuarial firm and adopted by management was from $247 million to $353 million. The 2007 interim review of loss reserves includes only an actuarial point estimate. A new reserve range will be calculated as a part of the December 31, 2007 actuarial review. Ranges of reasonable loss reserve estimates are not calculated for the sub-lines of business. Management believes that the range calculated over total reserves provides the most meaningful information due to the importance of correlation of losses between the sub-lines of business related to the impact of general economic conditions.
     The primary factors that would result in the Company’s actual losses being closer to either end of the reserve range is the emergence of (or lack thereof) a small number of large claims, as well as the recovery of (or lack thereof) a small number of large indemnification amounts. In other words, the primary factors that, if they were to occur, would result in the Company’s actual payments being at the high end of the indicated range are if the Company experiences an unusually high number of large claims and/or an unusually low number of large indemnification recoveries. Conversely, if the Company were to experience an unusually low number of large claims and/or an unusually high number of large indemnification recoveries, the Company’s actual payments would tend to be at the low end of the range. These variations in outcomes could be driven by broader issues such as the state of the construction economy or the level of corporate defaults, or by the specific facts and circumstances surrounding individual claims. Again, it is important to note that it is possible that the actual payments could fall outside of the estimated range.
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
INTANGIBLE ASSETS
     CNA Surety’s Condensed Consolidated Balance Sheet as of September 30, 2007 and December 31, 2006 includes intangible assets of approximately $138.8 million. These amounts represent goodwill and identified intangibles arising from the acquisition of Capsure Holdings Corp.
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
COMPARISON OF CNA SURETY RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
ANALYSIS OF NET INCOME
     Net income for the three months ended September 30, 2007 was $28.0 million, or $0.63 per diluted share, compared to $23.6 million, or $0.54 per diluted share, for the same period in 2006. The increase in net income reflects higher earned premium, higher net investment income, and the impact of a lower expense ratio.
     Net income for the nine months ended September 30, 2007 was $70.6 million, or $1.60 per diluted share, compared to $61.1 million, or $1.39 per diluted share, in 2006. The increase in net income reflects higher earned premium, higher net investment income, and the impacts of lower loss and expense ratios.
     The components of net income are discussed in the following sections.

RESULTS OF INSURANCE OPERATIONS
     Underwriting components for the Company for the three and nine months ended September 30, 2007 and 2006 are summarized in the following table (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross written premiums	$123,549	$115,904	$367,902	$347,947

Net written premiums	$113,977	$105,067	$338,967	$316,170

Net earned premiums	$113,617	$102,798	$317,607	$291,727

Net losses and loss adjustment expenses	$23,835	$21,133	$75,632	$69,674

Net commissions, brokerage and other expenses	$59,952	$56,527	$170,870	$160,954

Loss ratio	21.0%	20.6%	23.8%	23.9%
Expense ratio	52.8	55.0	53.8	55.2

Combined ratio	73.8%	75.6%	77.6%	79.1%

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
     Gross written premiums are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Contract	$82,381	$74,444	$240,397	$220,646
Commercial	33,361	33,862	103,048	102,734
Fidelity and other	7,807	7,598	24,457	24,567

	$123,549	$115,904	$367,902	$347,947

     For the quarter ended September 30, 2007, gross written premiums increased 6.6 percent to $123.5 million compared to the quarter ended September 30, 2006. Gross written premiums for contract surety increased 10.7 percent to $82.4 million primarily due to the strength of the non-residential construction economy and the success of the Company’s small contractor product. Commercial surety gross written premiums decreased slightly for the quarter as selective underwriting in the large commercial market resulted in lower premium production. Small commercial and related fidelity and other premiums returned to a more normal growth rate of 3% as prior period comparisons are no longer impacted by the loss of a large notary bond producer in 2006.
     For the nine months ended September 30, 2007, gross written premiums increased 5.7 percent to $367.9 million compared to the nine-month period ended September 30, 2006. Gross written premiums for contract surety increased 9.0 percent to $240.4 million primarily due to the strength of the non-residential construction economy and the success of the Company’s small contractor product. Both large and small commercial surety gross written premiums increased slightly for the first nine months of 2007. Fidelity and other premiums decreased slightly for the first nine months of 2007.

     Net written premiums are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Contract	$73,824	$64,896	$214,344	$192,299
Commercial	32,346	32,573	100,166	99,304
Fidelity and other	7,807	7,598	24,457	24,567

	$113,977	$105,067	$338,967	$316,170

     For the quarter ended September 30, 2007, net written premiums increased 8.5 percent to $114.0 million compared to the third quarter of 2006, primarily due to the increase in gross written premiums as described above.
     For the nine months ended September 30, 2007, net written premiums increased 7.2 percent to $339.0 million, primarily due to the increase in gross written premiums described above and a decrease in ceded written premiums. Ceded written premiums decreased $2.8 million to $28.9 million for the first nine months of 2007 compared to the same period last year. This decrease reflects lower costs for reinsurance for a specific account and savings on the core reinsurance program.
     Net earned premiums are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Contract	$72,482	$61,553	$196,424	$170,046
Commercial	33,162	32,848	97,545	96,261
Fidelity and other	7,973	8,397	23,638	25,420

	$113,617	$102,798	$317,607	$291,727

     For the quarter ended September 30, 2007, net earned premiums increased 10.5 percent to $113.6 million compared to the third quarter of 2006, primarily due to the increase in gross written premiums as described above.
     For the nine months ended September 30, 2007, net earned premiums increased 8.9 percent to $317.6 million, primarily due to the increase in gross written premiums and the decrease in ceded written premiums described above.
EXCESS OF LOSS REINSURANCE
     The Company’s reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company’s retention on a per principal basis. The Company’s reinsurance coverage is provided by third party reinsurers and related parties.
2007 THIRD PARTY REINSURANCE COMPARED TO 2006 THIRD PARTY REINSURANCE
     Effective January 1, 2007, CNA Surety entered an excess of loss treaty (“2007 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2006 Excess of Loss Treaty. Under the 2007 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2007 on bonds that were in force during 2007. The primary difference between the 2007 Excess of Loss Treaty and the Company’s 2006 Excess of Loss Treaty is as follows. The base annual premium for the 2007 Excess of Loss Treaty is $36.6 million compared to the actual cost of the 2006 Excess of Loss Treaty of $39.9 million. The large national contractor that was excluded from the 2006 treaty remained excluded from the 2007 Excess of Loss Treaty.
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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through September 30, 2007.
     Through a stop loss contract entered into at the Merger Date (the “Stop Loss Contract”), the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeded 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which their actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. As of September 30, 2007, the Company had billed and received $47.6 million under the Stop Loss Contract. The amount received under the Stop Loss Contract included $28.0 million held by the Company for losses covered by this contract that were incurred but not paid as of September 30, 2007. Also, due to favorable development of losses subject to the Stop Loss Contract as a result of the independent actuarial review performed in the third quarter of 2007, the Company has a payable of $1.7 million to CCC at September 30, 2007. As of December 31, 2006, the Company had billed $47.9 million and had received $45.9 million under the Stop Loss Contract.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional premium of $1.5 million, as adjusted based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2007, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of September 30, 2007, this premium was $0.4 million. As of September 30, 2007 and December 31, 2006, the Company had ceded losses of $50.0 million under the terms of this contract.
     As of September 30, 2007 and December 31, 2006, CNA Surety had an insurance receivable balance from CCC and CIC of $62.8 million and $61.9 million, respectively. As discussed above, the Company has a reinsurance payable of $1.7 million to CCC as of September 30, 2007. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2006.
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
     With respect to contract surety, the Company’s portfolio is predominantly comprised of contractors with bonded backlog of less than $30.0 million. Bonded backlog is an estimate of the Company’s exposure in the event of default before indemnification. The Company does have accounts with bonded backlogs greater than $30.0 million.

     The Company manages its exposure to any one contract credit and aggressively looks for co-surety, shared accounts and other means to support or reduce larger exposures. Reinsurance and indemnification rights, including rights to contract proceeds on construction projects in the event of default, exist that substantially reduce CNA Surety’s exposure to loss.
NET LOSS RATIO
     The net loss ratio was 21.0% for the three months ended September 30, 2007 compared with 20.6% for the same period in 2006. These loss ratios include favorable development on prior accident years of $5.0 million, or approximately 4 percentage points, compared to $5.1 million, or approximately 5 percentage points, in the same period last year. The favorable loss development in 2007 resulted primarily from decreased severity due to better than expected indemnification recoveries in the more mature accident years of 2003 and prior. The favorable development in 2006 was primarily due to decreased severity of contract claims in the 2005 accident year.
     The net loss ratio was 23.8% for the nine months ended September 30, 2007 compared with 23.9% for the same period in 2006. The improved loss ratio primarily reflects overall improved claim experience.
EXPENSE RATIO
     The expense ratio was 52.8% for the three months ended September 30, 2007 compared to 55.0% for the same period in 2006. The expense ratio was 53.8% for the nine months ended September 30, 2007 compared to 55.2% for the same period in 2006. The improvement in the ratio reflects earned premium growth as discussed above and continued focus on expense management.
INVESTMENT INCOME AND REALIZED INVESTMENT GAINS/LOSSES
     Net investment income was $11.3 million for the three months ended September 30, 2007, compared to $9.8 million for the same period in 2006. This increase is due to an increase in invested assets and higher yields. The annualized pre-tax yield was 4.6% and 4.5% for the three months ended September 30, 2007 and 2006, respectively. The annualized after-tax yield was 3.8% and 3.7% for the three months ended September 30, 2007 and 2006, respectively. Net realized investment gains were $0.1 million for the quarter ended September 30, 2007 compared to net realized investment losses of $1.0 million in the same period of 2006. This change was primarily due to the recognition of impairment losses on certain fixed income securities in the third quarter of 2006.
     Net investment income was $32.8 million for the nine months ended September 30, 2007 compared with $29.0 million for the same period of 2006. The increase is due to the impact of higher overall invested assets and higher yields. The annualized pre-tax yields were 4.6% and 4.5% for the nine months ended September 30, 2007 and 2006, respectively. The annualized after-tax yields were 3.8% and 3.7% for the nine months ended September 30, 2007 and 2006, respectively. Net realized investment losses were $0.5 million and $0.9 million for the first nine months of 2007 and 2006 respectively.
     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross realized investment gains	$123	$41	$514	$155
Gross realized investment losses	(58)	(1,040)	(1,000)	(1,049)

Net realized investment gains (losses)	$65	$(999)	$(486)	$(894)

     The gross realized investment losses for the nine months ended September 30, 2007 resulted from impairment of certain fixed income securities which are discussed in the Financial Condition section of this MD&A. The gross realized investment losses for the three and nine months ended September 30, 2006 resulted from impairment of certain fixed income securities in the third quarter of 2006 which are discussed in the Financial Condition section of this MD&A.
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
INTEREST EXPENSE
     Interest expense decreased by 23.0 percent for the three months ended September 30, 2007 compared with the same period in 2006, due to a reduction in weighted average debt outstanding during 2006. Weighted average debt outstanding was $30.9 million for the three months ended September 30, 2007 compared to $44.1 million for the same period in 2006. The weighted average interest rate for the three months ended September 30, 2007 was 8.8% as compared with 8.0% for the same period in 2006.
     Interest expense decreased by 25.1 percent for the nine months ended September 30, 2007 compared with the same period in 2006. Weighted average debt outstanding was $30.9 million for the nine months ended September 30, 2007 compared to $50.9 million in the same period in 2006. The weighted average interest rate for the nine months ended September 30, 2007 was 8.8% as compared with 7.5% for the same period in 2006.
INCOME TAXES
     For the three and nine months ended September 30, 2007 and 2006, respectively, the Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $5.5 million and $15.4 million for the three and nine months ended September 30, 2007. Tax-exempt investment income was $4.5 million and $13.3 million for the three and nine months ended September 30, 2006.
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
     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At September 30, 2007, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $882.9 million of fixed income securities, $74.7 million of short-term investments and $12.0 million of cash. At December 31, 2006, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $784.0 million of fixed income securities, $94.2 million of short-term investments and $3.5 million of cash.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At September 30, 2007, the parent company’s invested assets consisted of $0.6 million of fixed income securities, $1.8 million of equity securities, $3.2 million of short-term investments and $3.8 million of cash. At December 31, 2006, the parent company’s invested assets consisted of $0.8 million of fixed income securities, $1.7 million of equity securities, $9.5 million of short-term investments and $2.9 million of cash. At September 30, 2007 and December 31, 2006 respectively, parent company short-term investments and cash included $3.9 million and $9.4 million of restricted cash primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $58.2 million for the three months ended September 30, 2007 compared to net cash flow provided by operating activities of $42.9 million for the comparable period in 2006. The increase in net cash flow provided by operating activities primarily relates to lower loss payments.
     The Company’s consolidated net cash flow provided by operating activities was $91.3 million for the nine months ended September 30, 2007 compared to net cash flow provided by operating activities of $80.5 million for the comparable period in 2006. The increase in net cash flow provided by operating activities primarily relates to lower loss payments.

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
     The term of borrowings under the 2005 Credit Facility may be fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, can vary based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the three and nine months ended September 30, 2007. In the third quarter of 2006, the outstanding Credit Facility balance of $20.0 million was paid. As such, the Company paid only the facility fee of 0.325% at both September 30, 2007 and 2006.
     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. (“A.M. Best”) for each of the Company’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the three and nine months ended September 30, 2007.
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
     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of September 30, 2007 and 2006, the interest rate on the junior subordinated debenture was 8.933% and 8.780%, respectively.
     A summary of the Company’s commitments as of September 30, 2007 is presented in the following table (in millions):

Contractual Obligations as of September 30, 2007	2007	2008	2009	2010	2011	Thereafter	Total
Debt (a)	$0.7	$2.8	$2.8	$2.8	$2.8	$92.9	$104.8
Operating leases	0.5	2.0	2.0	1.9	1.8	0.8	9.0
Loss and loss adjustment expense reserves	32.9	186.2	100.8	52.3	25.7	49.6	447.5
Other long-term liabilities (b)	0.1	1.2	1.1	0.7	0.6	13.5	17.2

Total	$34.2	$192.2	$106.7	$57.7	$30.9	$156.8	$578.5

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.
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

     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2007 is based on statutory surplus and income at and for the year ended December 31, 2006. Without prior regulatory approval in 2007, Western Surety may pay dividends of $87.7 million to CNA Surety. CNA Surety received $2.0 million of dividends from its insurance subsidiaries and no dividends from its non-insurance subsidiaries during the first nine months of 2007. CNA Surety received dividends of $10.5 million from its insurance subsidiaries and $0.1 million from its non-insurance subsidiaries during the first nine months of 2006.
     Combined statutory surplus totaled $413.3 million at September 30, 2007, resulting in an annualized net written premium to statutory surplus ratio of to 1.0 to 1.0. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2007 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of September 30, 2007, this regulation would limit Western Surety’s largest gross risk to $126.8 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received $28.6 million and $31.4 million from its subsidiaries for the nine months ended September 30, 2007 and September 30, 2006, respectively.
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

FINANCIAL CONDITION
INVESTMENT PORTFOLIO
     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at September 30, 2007 and December 31, 2006, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
September 30, 2007	or Cost	Gains	12 Months	12 Months	Fair Value

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,789	$67	$—	$(44)	$14,812
U.S. Agencies	28,026	206	—	(79)	28,153
Collateralized mortgage obligations	30,777	373	(102)	(297)	30,751
Mortgage pass-through securities	41,849	145	—	(1,153)	40,841
Obligations of states and political subdivisions	645,678	11,387	(3,533)	(5)	653,527
Corporate bonds	43,622	877	—	(1,458)	43,041
Non-agency collateralized mortgage obligations	35,025	194	—	(912)	34,307
Other asset-backed securities:
Second mortgages/home equity loans	10,000	—	—	(112)	9,888
Credit card receivables	17,233	207	—	—	17,440
Other	10,797	103	—	(127)	10,773

Total fixed income securities	877,796	13,559	(3,635)	(4,187)	883,533
Equity securities	1,583	201	—	—	1,784

Total	$879,379	$13,760	$(3,635)	$(4,187)	$885,317

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2006	or Cost	Gains	12 Months	12 Months	Fair Value

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,832	$—	$—	$(327)	$14,505
U.S. Agencies	62,106	14	(96)	(260)	61,764
Collateralized mortgage obligations	16,969	294	—	(326)	16,937
Mortgage pass-through securities	38,851	77	—	(1,129)	37,799
Obligations of states and political subdivisions	492,640	13,833	(118)	(10)	506,345
Corporate bonds	66,943	1,375	(5)	(1,059)	67,254
Non-agency collateralized mortgage obligations	37,069	210	—	(817)	36,462
Other asset-backed securities:
Second mortgages/home equity loans	20,925	—	(26)	(150)	20,749
Credit card receivables	17,230	211	—	—	17,441
Other	5,613	62	—	(140)	5,535

Total fixed income securities	773,178	16,076	(245)	(4,218)	784,791
Equity securities	1,508	160	—	—	1,668

Total	$774,686	$16,236	$(245)	$(4,218)	$786,459

     The following table summarizes for fixed income securities in an unrealized loss position at September 30, 2007 and December 31, 2006 the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	September 30, 2007		December 31, 2006
	Estimated	Gross	Estimated	Gross
Unrealized Loss Aging	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed income securities:
Investment grade:
0-6 months	$92,097	$1,484	$75,215	$205
7-12 months	77,850	2,151	10,104	40
13-24 months	22,396	339	137,954	3,457
Greater than 24 months	86,341	3,650	16,206	684

Total investment grade	278,684	7,624	239,479	4,386
Non-investment grade	3,833	198	3,960	77

Total	$282,517	$7,822	$243,439	$4,463

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
     No other than temporary impairments were recorded for the three months ended September 30, 2007. During the second quarter of 2007, the Company recognized impairment losses on 13 fixed income securities of various categories of investments that were in an unrealized loss position. In response to the significant change in interest rates in the second quarter, as well as a revised outlook on future interest rates, the Company did not have the intention of holding these securities to their anticipated recovery. These securities were sold during the third quarter. The other-than-temporary impairment losses on these securities were $0.9 million for the nine months ended September 30, 2007.
     In response to the significant change in interest rates during the third quarter of 2006, the Company recognized impairment losses on 21 municipal fixed income securities that were in an unrealized loss position at September 30, 2006. The Company did not have the intention of holding these securities to their anticipated recovery and recorded $0.9 million other-than-temporary impairment losses on these securities for the three and nine months ended September 30, 2006.
     As of September 30, 2007, 66 securities held by the Company were in an unrealized loss position. The Company believes that 64 of these securities are in an unrealized loss position because of changes in interest rates and therefore expects these securities will recover in value at or before maturity. Of these 64 securities, 41 were rated “AAA” by Standard & Poor’s (“S&P”) and “Aaa” by Moody’s Investor Services (“Moody’s”) and all were investment grade. Only five of these 64 securities were in a loss position that exceeded 5% of its book value, with the largest percentage unrealized loss being 8.6% of that security’s book value resulting in an unrealized loss of $0.5 million. The largest unrealized loss was $0.6 million, which was 6.0% of that security’s book value.
     Of the two remaining securities that were in an unrealized loss position, one was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of 4.9% ($0.2 million) of its book value and was rated below investment grade by S&P and Moody’s. The other security, rated above investment grade by S&P and Moody’s, was issued by a large student loan provider and was in an unrealized loss position of 13.4% ($0.4 million) of its book value. The Company believes that the financial condition and near-term prospects of these issuers are strong, and expects that these unrealized losses will reverse.
     The Company intends and believes it has the ability to hold these investments until the expected recovery in value, which may be at maturity.
     At September 30, 2007, the Company has limited exposure to sub-prime home loans. The securities in an unrealized loss position include two asset-backed securities with an aggregate fair value of $9.9 million and are in an unrealized loss position of approximately $0.1 million at September 30, 2007. Other-than-temporary impairment losses recorded in the second quarter discussed above included charges of $0.1 million for two other securities with exposure to sub-prime home loans. These two securities were sold during the third quarter of 2007. Management believes that the remaining two securities were in unrealized loss positions because of low yields and not due to credit concerns.
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

     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company’s expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of September 30, 2007. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	September 30,	Interest Rate	Change in	Stockholders’
	2007	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$114,557	200 bp increase	$103,243	(1.2)%
		100 bp increase	109,289	(0.5)
		100 bp decrease	118,112	0.4
		200 bp decrease	119,995	0.6
States, municipalities and political subdivisions	653,527	200 bp increase	579,365	(7.6)
		100 bp increase	615,409	(3.9)
		100 bp decrease	693,820	4.1
		200 bp decrease	737,200	8.6
Corporate bonds and all other	115,449	200 bp increase	106,647	(0.9)

		100 bp increase	110,928	(0.5)
		100 bp decrease	120,225	0.5
		200 bp decrease	125,226	1.0
Total fixed income securities available-for-sale	$883,533	200 bp increase	789,255	(9.6)
		100 bp increase	835,626	(4.9)
		100 bp decrease	932,167	5.0
		200 bp decrease	982,421	10.1

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2006	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$131,005	200 bp increase	$120,310	(1.2)%
		100 bp increase	126,070	(0.6)
		100 bp decrease	134,299	0.4
		200 bp decrease	136,143	0.6
States, municipalities and political subdivisions	506,345	200 bp increase	447,610	(6.7)
		100 bp increase	476,768	(3.4)
		100 bp decrease	537,633	3.6
		200 bp decrease	571,614	7.5
Corporate bonds and all other	147,441	200 bp increase	136,456	(1.3)

		100 bp increase	141,804	(0.6)
		100 bp decrease	153,399	0.7
		200 bp decrease	159,611	1.4
Total fixed income securities available-for-sale	$784,791	200 bp increase	704,376	(9.2)
		100 bp increase	744,642	(4.6)
		100 bp decrease	825,331	4.7
		200 bp decrease	867,368	9.5

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
     July 27, 2007; CNA Surety Corporation Earnings Press Release issued on July 27, 2007.
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

Date: October 26, 2007

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