Form 10-K
period 2007-12-31
CNA SURETY CORP
filed 2008-02-19
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-13277

CNA SURETY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4144905
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)
333 South Wabash Avenue, Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

(312) 822-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  ☐     No  ☑

The aggregate market value of voting stock held by non-affiliates was $313.3 million based upon the closing price of $18.91 per share on June 30, 2007, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

At February 8, 2008, 44,125,970 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the CNA Surety Corporation Proxy Statement prepared for the 2008 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES

PART I.

ITEM 1.	BUSINESS

General

CNA Surety Corporation (“CNA Surety” or “Company”) is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation with the insurance subsidiaries of Capsure Holdings Corp. (“Capsure”). CNA Surety is currently one of the largest surety providers in the United States with approximately an 8.3% market share (based upon 2006 Surety Association of America (“SAA”) written premium data). CNA Surety’s wide selection of surety products range from very small commercial bonds to large contract bonds.

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

Financial Strength Ratings

A.M. Best Company, Inc.

Western Surety, Surety Bonding and Universal Surety are currently rated A (Excellent) with a stable rating outlook by A.M. Best Company, Inc. (“A.M. Best”). An A (Excellent) rating is assigned to those companies which A.M. Best believes have an excellent ability to meet their ongoing obligations to policyholders. A (Excellent) rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. The rating outlook indicates the potential direction of a company’s rating for an intermediate period, generally defined as the next 12 to 36 months. Through inter-company reinsurance and related agreements, CNA Surety’s customers have access to CCC’s broader underwriting capacity. CCC is currently rated A (Excellent) with a stable outlook by A.M. Best. A.M. Best’s letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest.

Standard and Poor’s

CCC, Western Surety, Surety Bonding and Universal Surety are currently rated A- (Stable) by Standard & Poor’s (“S&P”). S&P’s letter ratings range from AAA (Extremely Strong) to CC (Extremely Weak) with AAA being highest. Ratings from AA to CCC may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. An insurer rated A has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

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

Products and Policies

Unlike a standard, two-party insurance policy, surety bonds are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the owner/obligee) the fulfillment of some obligation on the part of the principal. The surety is the party who guarantees fulfillment of the principal’s obligation to the obligee. In addition, sureties are generally entitled to recover from the principal any losses and expenses paid to third parties. The surety’s responsibility is to evaluate the risk and determine if the principal meets the underwriting requirements for the bond. Accordingly, surety bond premiums primarily reflect the type and class of risk and related costs associated with both processing the bond transaction and investigating the applicant including, if necessary, an analysis of the applicant’s creditworthiness and ability to perform.

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

In addition, the Company markets surety-related products such as fidelity bonds and E&O insurance. Fidelity bonds cover losses arising from employee dishonesty. Examples of purchasers of fidelity bonds are law firms, insurance agencies and janitorial service companies. CNA Surety writes E&O policies for two classes of insureds: notaries public and tax preparers. The notary public E&O policy is marketed as a companion product to the notary public bond and the tax preparer E&O policy is marketed to small tax return preparation firms.

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

The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years (amounts in thousands, except average bond amounts):

	Gross Written Premiums
		% of		% of		% of
	2007	Total	2006	Total	2005	Total

Contract	$305,624	64.8%	$285,157	63.2%	$248,662	59.6%
Commercial:
License and permit	78,875	16.7	79,144	17.5	77,764	18.6
Judicial and fiduciary	23,348	5.0	23,949	5.3	23,142	5.5
Public official	23,584	5.0	23,491	5.2	26,428	6.3
Other	9,021	1.9	8,287	1.9	6,406	1.6

Total commercial	134,828	28.6	134,871	29.9	133,740	32.0
Fidelity and other	31,208	6.6	31,328	6.9	35,128	8.4

	$471,660	100.0%	$451,356	100.0%	$417,530	100.0%

Domestic	$467,285	99.1%	$448,387	99.3%	$415,520	99.5%
International	4,375	0.9	2,969	0.7	2,010	0.5

	$471,660	100.0%	$451,356	100.0%	$417,530	100.0%

	Net Written Premiums
		% of		% of		% of
	2007	Total	2006	Total	2005	Total

Contract	$266,749	62.3%	$247,987	60.5%	$202,798	55.4%
Commercial	130,332	30.4	130,314	31.8	128,022	35.0
Fidelity and other	31,208	7.3	31,328	7.7	35,128	9.6

	$428,289	100.0%	$409,629	100.0%	$365,948	100.0%

Domestic	$423,914	99.0%	$406,684	99.3%	$363,940	99.5%
International	4,375	1.0	2,945	0.7	2,008	0.5

	$428,289	100.0%	$409,629	100.0%	$365,948	100.0%

	Domestic Bonds/Policies in Force as of December 31,
		% of		% of		% of
	2007	Total	2006	Total	2005	Total

Contract	30	1.2%	30	1.2%	32	1.2%
Commercial	1,906	76.5	1,926	76.0	1,901	72.4
Fidelity and other	557	22.3	579	22.8	693	26.4

	2,493	100.0%	2,535	100.0%	2,626	100.0%

	Average Bond Penalty/Policy Limit as of December 31,
	2007	2006	2005

Contract	$1,191,817	$1,180,538	$1,011,252
Commercial	14,115	14,236	14,208
Fidelity and other	19,437	19,486	20,380

In 2007, no individual agency generated more than 1.1% of aggregate gross written premiums. Approximately $63.4 million, or 13.4%, of gross written premiums were generated from national insurance brokers in 2007 with the single largest national broker production comprising $14.5 million, or 3.1%, of gross written premiums.

Marketing

The Company principally markets its products in all 50 states, as well as the District of Columbia and Puerto Rico. Its products are marketed primarily through independent producers, including multi-line agents and brokers such as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CNA Surety enjoys broad national distribution of its products, which are marketed through approximately 36,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. In addition, the Company employs 40 full-time salaried marketing representatives and 5 telemarketing representatives to continually service its vast producer network. Relationships with these independent producers are maintained through the Company’s 37 local branch offices.

The following table sets forth the distribution of the business of CNA Surety, by state based upon gross written premiums in each of the last three years:

	Years Ended December 31,
	2007	2006	2005

Gross Written Premiums by State:
Texas	9.4%	9.5%	8.7%
California	9.1	8.9	10.4
Florida	7.6	7.8	7.4
Illinois	4.5	4.6	5.2
New York	4.5	3.9	4.1
Georgia	3.3	3.0	2.8
Massachusetts	3.1	3.1	2.9
Pennsylvania	2.9	3.2	3.4
Maryland	2.8	2.4	2.1
Arizona	2.7	2.4	2.6
All Other(a)	50.1	51.2	50.4

Total	100.0%	100.0%	100.0%

(a)	Includes the District of Columbia and Puerto Rico. No other state represented more than 2.4% for the year ended December 31, 2007.

Contract Surety

With respect to standard contract surety, the core target customers for the Company are contractors with less than $50 million in contracted work in progress. This segment is comprised of small contractors (less than $5 million in work in progress), medium contractors ($5-$30 million) and the lower end of the large contractors (greater than $30 million). These small and medium contractors, as a group, represent a significant portion of the United States construction market. The Company’s marketing emphasis continues to be on small and medium contractors, however, the Company does have exposure to larger contractors. These exposures are measured in terms of bonded backlog which is an indication of the Company’s exposure in event of default before indemnification recoveries. The Company actively monitors both the number of these large accounts and the exposure on each account through a variety of underwriting methods. Some of these accounts are maintained on a “co-surety” or joint insurer basis with other sureties in order to manage aggregate exposure.

Commercial Surety

A large portion of the commercial surety market is comprised of small obligations that are routine in nature and require minimal underwriting. Customers are focused principally on prompt and efficient service. These small transactional bonds and related fidelity bonds and E&O products represent approximately 81% of the Company’s non-contract gross written premiums and 29% of the Company’s total gross written premium.

The Company continues to focus its marketing efforts on this small commercial bond market through its Sioux Falls, South Dakota service center. In this market segment, CNA Surety emphasizes one-day response service, easy-to-use forms and an extensive array of commercial bond products. In addition, independent agents are provided pre-executed bond forms, powers of attorney, and facsimile authorizations that allow them to issue many standard bonds in their offices. CNA Surety’s insurance subsidiaries may also direct their marketing to particular industries or classes of bonds on a broad basis. For instance, the Company maintains programs directed at notary bonds, mortgage broker compliance bonds and grain warehouse dealer bonds.

CNA Surety also maintains a specific underwriting staff in Chicago dedicated to middle market and “Fortune 1000” accounts. The Company’s large commercial account business is estimated to represent approximately 19% of the Company’s commercial gross written premiums and 7% of the Company’s total gross written premium.

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

Competition

The surety and fidelity market is highly competitive. According to 2006 data from the SAA, the U.S. market aggregates approximately $6.4 billion in direct written premiums, comprised of approximately $5.1 billion in surety premiums and approximately $1.3 billion in fidelity premiums. The 20 largest surety companies account for approximately 79% of the domestic surety market and 96% of the domestic fidelity market. The large diversified insurance companies hold the largest market shares. In 2006, CNA Surety was the third largest surety provider with an 8.3% market share.

Primary competitors of CNA Surety are approximately 20 national, multi-line companies participating in the surety market throughout the country. Management believes that its principal strengths are diverse product offerings, service and accessibility and long-term relationships with agents and accounts. Competition increased as a result of ten years of profitable underwriting experience through 1999. This competition has typically manifested itself through reduced premium rates and greater tolerance for relaxation of underwriting standards. Beginning in 2000 and through the end of 2005, the surety industry’s underwriting performance was negatively impacted by the significant increases in corporate defaults. Firming of rates, more stringent underwriting and an improved economy resulted in the surety and fidelity industry returning to profitability in 2006. Competition remains strong, particularly in the medium-sized contract market. Accordingly, management believes the Company will have limited ability to raise rates in 2008.

Reinsurance

The Company’s insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not ordinarily relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance contracts. The Company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk and establishes allowances for uncollectible amounts when indicated. At December 31, 2007, the Company holds approximately $10.8 million of letters of credit as collateral for reinsurance receivables.

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

CNA Surety’s largest reinsurance recoverable from an affiliate, CCC, an A rated company by A.M. Best, was approximately $50.5 million and $55.0 million at December 31, 2007 and 2006, respectively. CNA Surety’s largest reinsurance recoverable from a third party, an A rated company by A.M. Best, was approximately $16.8 million and $13.4 million at December 31, 2007 and 2006, respectively.

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

Reserves for Unpaid Losses and Loss Adjustment Expenses

Periodic actuarial analysis of the Company’s loss reserves is performed. This analysis is based on a variety of techniques that involve detailed statistical analysis of past reporting, settlement activity, and indemnification activity, as well as claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience or industry experience. Techniques may vary depending on the type of claim being estimated. While techniques may vary, each employs significant judgments and assumptions. Annually, the reasonableness of actuarial assumptions used and the sufficiency of year-end reserves for each of the Company’s insurance subsidiaries are actuarially certified.

The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred-but-not-reported (“IBNR”) claims, (c) future expenses to be incurred in the settlement of claims and (d) claim recoveries, exclusive of reinsurance recoveries, which are reported as an asset. These estimates are determined based on the Company’s and surety industry loss experience as well as consideration of current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in income in the period in which such changes are determined to be needed. The determination of the Company’s reserves for unpaid losses and loss adjustment expenses is inherently a subjective exercise, which requires management to analyze, weigh, and balance numerous macroeconomic, customer specific, and claims specific factors and trends, most of which, in themselves, are inherently uncertain and difficult to predict. A discussion of this process is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A table is included in Item 8., Note 7 of the Notes to the Consolidated Financial Statements, Reserves for Loss and Loss Adjustment Expenses, that presents the activity in the reserves for unpaid losses and loss adjustment expenses for the Company and is incorporated herein by reference. This table highlights the impact of revisions to the estimated liability established in prior years.

The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles (“GAAP”), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting practices (“SAP”) as of December 31, 2007 (dollars in thousands):

Net reserves at end of year, GAAP basis	$322,346
Ceded reinsurance, net of indemnification	150,496

Gross reserves at end of year, GAAP basis	472,842
Estimated reinsurance recoverable netted against gross reserves for SAP	(150,496)
Net reserves on retroactive reinsurance assumed	(10,284)

Net reserves at end of year, SAP basis	$312,062

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

	As of December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Gross reserves for losses and loss adjustment expenses	$130,381	$150,020	$157,933	$204,457	$315,811	$303,433	$413,539	$363,387	$424,449	$434,224	$472,842
Originally reported ceded recoverable	7,656	7,986	20,464	70,159	166,318	137,301	158,357	116,831	147,435	144,858	150,496

Net reserves for losses and loss adjustment expenses	122,725	142,034	137,469	134,298	149,493	166,132	255,182	246,556	277,014	289,366	322,346

Net paid (cumulative) as of:
One year later	19,595	32,428	35,825	44,763	64,832	59,567	88,857	65,353	76,623	55,879	—
Two years later	30,775	52,524	47,795	75,825	98,885	100,595	128,607	92,582	120,462	—	—
Three years later	43,999	58,421	73,341	87,011	117,396	115,034	145,895	114,984	—	—	—
Four years later	47,144	67,451	81,788	93,154	132,891	125,740	158,257	—	—	—	—
Five years later	51,742	71,352	86,539	99,117	139,051	133,696	—	—	—	—	—
Six years later	54,659	74,462	91,520	100,628	139,125	—	—	—	—	—	—
Seven years later	57,211	77,916	92,727	98,737	—	—	—	—	—	—	—
Eight years later	60,330	77,576	90,448	—	—	—	—	—	—	—	—
Nine years later	59,734	78,296	—	—	—	—	—	—	—	—	—
Ten years later	60,234	—	—	—	—	—	—	—	—	—	—
Net reserves re-estimated as of:
End of initial year	122,725	142,034	137,469	134,298	149,493	166,132	255,182	246,556	277,014	289,366	322,346
One year later	118,373	128,949	130,376	139,110	155,673	205,422	254,570	223,223	271,704	284,312	—
Two years later	102,304	114,605	128,134	140,094	182,812	199,865	231,619	224,919	264,794	—	—
Three years later	87,321	110,462	130,280	132,504	169,340	195,191	246,244	218,301	—	—	—
Four years later	86,271	113,748	122,469	120,051	174,346	203,488	237,544	—	—	—	—
Five years later	86,320	105,797	110,055	119,471	174,847	196,258	—	—	—	—	—
Six years later	79,029	93,768	109,874	118,485	167,741	—	—	—	—	—	—
Seven years later	69,923	93,447	109,237	118,834	—	—	—	—	—	—	—
Eight years later	69,963	93,556	109,672	—	—	—	—	—	—	—	—
Nine years later	70,982	93,632	—	—	—	—	—	—	—	—	—
Ten years later	71,147	—	—	—	—	—	—	—	—	—	—

Total net (deficiency) redundancy	$51,578	$48,402	$27,797	$15,464	$(18,248)	$(30,126)	$17,638	$28,255	$12,220	$5,054	$—

Cumulative redundancy (deficiency) as a percentage of original estimate	42.0%	34.1%	20.2%	11.5%	(12.2)%	(18.1)%	6.9%	11.5%	4.4%	1.7%	—%

Net reserves re-estimated	$71,147	$93,632	$109,672	$118,834	$167,741	$196,258	$237,544	$218,301	$264,794	$284,312
Re-estimated ceded recoverable	8,669	12,915	63,475	101,729	113,836	135,232	86,303	85,057	130,983	134,012

Gross reserves re-estimated	$79,816	$106,547	$173,147	$220,563	$281,577	$331,490	$323,847	$303,358	$395,777	$418,324

Claims

Proactive claims management is an important factor for the profitable underwriting of surety and fidelity products. The Company maintains an experienced and dedicated staff of in-house claim specialists. Claim handling for the Company’s contract and large commercial account business is performed in Chicago. Claims for the Company’s small commercial bonds and the related fidelity bonds and E&O insurance are handled in Sioux Falls. The disposition of claims and other claim-related activity is performed in accordance with established policies, procedures and expense controls designed to minimize loss costs and maximize indemnification recoveries. Indemnity and subrogation rights exist on a significant portion of the business written, enabling the Company to pursue loss recovery from the principal.

Environmental Claims

The Company does not typically bond contractors that specialize in hazardous environmental remediation work. The Company does, however, provide bonding programs for several accounts that have incidental environmental exposure. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. The Company also provides court and other surety bonds for large corporations wherein the underlying action involves environmental-related issues. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights in the completion of a defaulted project or through salvage recovery. The Company estimates its net incurred losses on known claims of this nature to be $7.7 million through December 31, 2007.

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

Western Surety is domiciled in South Dakota and licensed in all 50 states and the District of Columbia and Puerto Rico. Surety Bonding is domiciled in South Dakota and licensed in 28 states and the District of Columbia. Universal Surety is licensed in 44 states and the District of Columbia. As of January 1, 2008, Universal Surety’s state of domicile was changed from Texas to South Dakota.

Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company’s stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8., Note 13 of the Notes to the Consolidated Financial Statements, Statutory Financial Data. Without prior regulatory approval in 2008, Western Surety may pay stockholder dividends of $96.7 million to CNA Surety. For the year ended December 31, 2007, CNA Surety received $2.0 million in dividends from its insurance subsidiaries.

CNA Surety’s insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities, however, they may be performed by any jurisdiction in which the insurer transacts business. During 2006, the California Department of Insurance announced it would conduct a market conduct examination of Western Surety, Surety Bonding and Universal Surety, commencing in 2007. These examinations were completed in 2007 and the final and adopted examination report was issued on December 5, 2007. The examination report reflected findings of a small percentage of errors in the bond files reviewed by the California Department of Insurance pursuant to the examination and such errors have been addressed by management. The matters noted did not have a material impact on the insurance subsidiaries’ statutory surplus, nor did they result in any fines or penalties to CNA Surety or any of its subsidiaries.

Certain states in which CNA Surety’s insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety’s results of operations in 2007.

Western Surety and Surety Bonding each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer’s statutory surplus. The underwriting limitations of Western Surety and Surety Bonding, based on each insurer’s statutory surplus, were $26.8 million and $0.7 million, respectively, for the twelve-month period ended June 30, 2007. Effective July 1, 2007 through June 30, 2008, the underwriting limitations of Western Surety and Surety Bonding are $34.2 million and $0.7 million, respectively. Through a surety quota share treaty (the “Quota Share Treaty”) between CCC and Western Surety discussed in both Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8., Note 6 of the Notes to the Consolidated Financial Statements, Reinsurance, CNA Surety has access to CCC and its affiliates’ U.S. Department of Treasury underwriting limitations. Effective July 1, 2007 through June 30, 2008, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty total $739.9 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

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

Employees

As of December 31, 2007, the Company employed 739 persons. CNA Surety has not experienced any work stoppages. Management of CNA Surety believes its relations with its employees are good.

Availability of Securities and Exchange Commission Reports

A copy of this Annual Report on Form 10-K, as well as CNA Surety’s subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet at CNA Surety’s website (www.cnasurety.com) as soon as reasonably practicable after being filed with or submitted to the Securities and Exchange Commission (the “SEC”). Prior to the filing of this Form 10-K, CNA Surety provided links to the SEC’s website (www.sec.gov) which contained the equivalent of the reports described above. Any materials the Company files with the SEC may be read and obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. This reference to CNA Surety’s website or the SEC’s address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

In addition, ownership of our common stock may be subject to risks associated with the liquidity of the investment. Approximately 62% of our common stock is owned by affiliates of CNAF. This concentration of ownership may reduce the number of market participants willing to purchase our stock and limit the ability of a minority owner to liquidate their position.

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

A significant portion of our business is guaranteeing the performance of construction firms. We guarantee projects across all aspects of the construction market including public construction, private non-residential construction and residential construction. Therefore, we are exposed to the challenges that the construction industry faces. Over the last year, home builders have experienced a reduction in demand for new homes and have generally reported poor financial results as they address the changes in their markets. Although other sectors of the construction industry, particularly the public construction sector, continue to enjoy strong demand for their services, we may experience a higher frequency of claims and higher losses as a result of a challenging construction economy.

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

In addition, due to the nature of the reinsurance products we purchase, reinsurers may cover principals in one year, but then exclude or provide only limited reinsurance for these same principles in subsequent years. In such cases, we would likely have continuing exposure to these principals that would not be, or would only partially be, covered by reinsurance.

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

CNA Surety leases its executive offices and its shared branch locations with CCC under the Administrative Services Agreement with CCC discussed in detail in Item 8., Note 14 of the Notes to the Consolidated Financial Statements, Related Party Transactions. CNA Surety currently uses approximately 96,000 square feet and related personal property at 33 branch locations and its home and executive offices (30,360 square feet) in Chicago, Illinois. CNA Surety’s annual rent for this space is approximately $3.1 million. CNA Surety may terminate its use of these locations as set forth in the Administrative Services Agreement, without material penalty, by providing CCC with 30 days written notice.

CNA Surety leases approximately 83,550 square feet of office space for its primary processing and service center at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2012. The annual rent, which is subject to annual adjustments, was $1.7 million as of December 31, 2007. CNA Surety also leased space for contract and commercial branch offices in New York, New York; Roseville, California; San Juan, Puerto Rico; Hoover, Alabama; and Rocklin, California. Annual rent for these offices was $0.3 million with leases terminating in 2007, 2007, 2011, 2010, and 2012, respectively. The New York, New York lease expiring in 2007 was not renewed as this branch is now a shared location with CCC. The Roseville, California lease was not renewed as the branch was relocated to Rocklin, California.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) relating to the Company’s Annual Meeting of Stockholders to be held not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Item 4 will appear in the Proxy Statement and is incorporated herein by reference.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock (“Common Stock”) trades on the New York Stock Exchange under the symbol SUR. On February 8, 2008, the last reported sale price for the Common Stock was $16.35 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 2007 and 2006.

	High	Low

2007
4th Quarter	$22.00	$16.49
3rd Quarter	$21.17	$15.79
2nd Quarter	$23.24	$18.86
1st Quarter	$22.44	$19.43
2006
4th Quarter	$22.74	$19.44
3rd Quarter	$21.99	$16.05
2nd Quarter	$18.92	$15.61
1st Quarter	$18.20	$14.54

The following table and graph present the Company’s Common Stock market performance over the last five years compared to appropriate industry indices:

	Indexed Returns
	Years Ended December 31,
Company/Index	2002	2003	2004	2005	2006	2007

CNA Surety Corporation	100	121.15	170.06	185.61	273.89	252.10
Standard & Poor’s 500 Stock Index	100	126.38	137.75	141.88	161.20	166.89
Standard & Poor’s Property & Casualty Index	100	123.96	134.33	151.76	168.03	141.61

The number of stockholders of record of common stock on February 8, 2008, was approximately 4,900.

A summary of outstanding options and shares authorized for issuance under equity compensation plans as of December 31, 2007 follows:

	Number of Securities to be	Weighted-Average	Number of Securities Remaining
	Issued Upon the Exercise of	Exercise Price of	Available for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity Compensation Plans

Equity compensation plans approved by security holders	1,054,588	$14.53	2,678,700

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

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information has been derived from the Consolidated Financial Statements and Notes thereto.

The following information presented for CNA Surety is as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

	2007(b)(c)	2006(b)(c)	2005	2004	2003
	(Dollars in thousands, except per share data)

Total revenues	$465,697	$431,693	$384,082	$350,789	$332,576

Gross written premiums	$471,660	$451,356	$417,530	$389,417	$371,375

Net written premiums	$428,289	$409,629	$365,948	$318,284	$319,210

Net earned premium	$421,506	$393,642	$348,361	$317,857	$304,449
Net losses and loss adjustment expenses(a)	103,124	95,830	127,841	87,356	172,476
Net commissions, brokerage and other underwriting expenses	227,412	216,560	202,521	207,166	190,740
Net investment income	44,636	39,324	33,747	30,181	26,301
Net realized investment (losses) gains	(445)	(1,273)	1,974	2,751	1,826
Interest expense	2,918	3,669	3,545	2,260	1,523

Income (loss) before income taxes	132,243	115,634	50,175	54,007	(32,163)
Income tax expense (benefit)	39,747	32,816	11,744	14,297	(18,012)

Net income (loss)	$92,496	$82,818	$38,431	$39,710	$(14,151)

Basic earnings (loss) per common share	$2.10	$1.90	$0.89	$0.92	$(0.33)

Diluted earnings (loss) per common share	$2.09	$1.89	$0.89	$0.92	$(0.33)

Loss ratio(a)	24.5%	24.3%	36.7%	27.5%	56.7%
Expense ratio	54.0	55.0	58.1	65.2	62.6

Combined ratio(a)	78.5%	79.3%	94.8%	92.7%	119.3%

Invested assets and cash	$1,024,826	$897,285	$797,914	$766,387	$654,072
Intangible assets, net of amortization	138,785	138,785	138,785	138,785	138,785
Total assets	1,507,654	1,368,333	1,262,614	1,174,494	1,169,123
Insurance reserves	731,772	688,027	665,496	589,406	637,607
Debt	30,791	30,690	50,589	65,488	50,418
Total liabilities	839,949	802,431	786,039	728,123	758,982
Stockholders’ equity	667,705	565,902	476,575	446,371	410,141
Book value per share	$15.13	$12.90	$11.00	$10.38	$9.54

(a)	Includes the effect of recording revisions of prior year reserves, known as reserve development. The dollar amount and the percentage point effect on the loss ratio of these reserve revisions were a reduction of $5.1 million, or 1.2%, for the year ended December 31, 2007, a reduction of $5.3 million, or 1.4%, for the year ended December 31, 2006, a reduction of $23.3 million, or 6.7%, for the year ended December 31, 2005, a reduction of $0.6 million, or 0.2%, for the year ended December 31, 2004, and an addition of $39.3 million, or 12.9%, for the year ended December 31, 2003.

(b)	Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS 123R”) was effective for the Company on January 1, 2006. Prior to 2006, the Company applied the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), and related interpretations, in accounting for its stock-based compensation plan as allowed under the provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date. Under SFAS 123R, entities generally are required to measure and record compensation expense using a fair-value based method. Adoption of SFAS 123R increased compensation expense by $1.9 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively. Net of deferred tax benefit, adoption of SFAS 123R decreased net income by $1.2 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively.

(c)	As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires a company who sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company’s postretirement benefit plans are unfunded. Recognition of the accumulated postretirement benefit obligation, measured as of December 31, 2007, decreased the liability for postretirement benefits by $3.4 million, gross of deferred tax benefit, and increased accumulated other comprehensive income by $1.0 million. Recognition of the accumulated postretirement benefit obligation, measured as of December 31, 2006, increased the liability for postretirement benefits by $4.7 million, gross of deferred tax benefit, and decreased accumulated other comprehensive income by $2.7 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of CNA Surety Corporation (“CNA Surety” or “Company”) and its subsidiaries’ operating results, liquidity and capital resources, and financial condition. The most significant risks and uncertainties impacting the operating performance and financial condition of the Company are discussed in Item 1A, Risk Factors of this Form 10-K. This discussion should be read in conjunction with the Consolidated Financial Statements of CNA Surety and Notes thereto.

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

As of any balance sheet date, not all claims have been reported and some may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported (“IBNR”) claims. The IBNR reserves also include provisions for losses in excess of the current case reserve for previously reported claims and for claims that may be reopened. The IBNR reserves also include offsets for anticipated indemnity recoveries. The following table shows the estimated liability as of December 31, 2007 for unpaid claims applicable to reported claims and to IBNR (dollars in thousands) for each sub-line of business:

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves

Contract	$128,039	$172,868	$300,907
Commercial	103,296	56,162	159,458
Fidelity and other	4,316	8,161	12,477

Total	$235,651	$237,191	$472,842

Periodic actuarial analyses of the Company’s loss reserves are performed. These analyses typically include a comprehensive review performed in the third quarter based on data as of June 30 and an update of the comprehensive review performed in January based on data as of December 31. In between these analyses, management monitors claim activity against benchmarks of expected claim activity prepared in connection with the comprehensive review.

The actuarial analyses are based upon multiple projection methodologies that involve detailed statistical analysis of past claim reporting, settlement activity, and indemnification activity, as well as claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience or industry experience. Methodologies may vary depending on the type of claim being estimated. While methodologies may vary, each employs significant judgments and assumptions.

In estimating the unpaid claim liabilities, the following projection methodologies are employed:

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

Expected Ultimate Losses multiplied by IBNR (or Unpaid) Percentage

The IBNR (or unpaid) percentage is derived from the incurred (or paid) loss development patterns. Various approaches can be used to determine the expected ultimate losses (e.g., prior year estimates, pricing assumptions, etc.). An expected loss ratio (ultimate losses divided by earned premium), based on review of prior accident years’ loss ratio experience, was utilized to obtain an estimate of expected ultimate losses. This estimate was then applied to the more recent accident years’ earned premium. The strength of the B-F method is that it is less leveraged than the historical development method and thus does not result in an overreaction to an unusual claim occurrence (or an unusual lack of claims). The weakness of the method is that it is reliant on an initial expectation of ultimate losses.

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

The actuarial analysis is the primary tool that management utilizes in determining its best estimate of loss reserves. However, the carried reserve may differ from the actuarial point estimate as a result of management’s consideration of the impact of factors such as the following, especially as they relate to the current accident year:

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

The following table shows the actuarial point estimate as compared to the actual loss reserve established by management, both gross and net of reinsurance (dollars in thousands):

	December 31,
	2007	2006

Gross basis:
Recorded loss reserves	$472,842	$434,224
Actuarial point estimate	469,589	438,313

Difference	$3,253	$(4,089)

Difference as a % of actuarial point estimate	0.7%	(0.9)%
Net basis:
Recorded loss reserves	$322,346	$289,366
Actuarial point estimate	317,325	292,703

Difference	$5,021	$(3,337)

Difference as a % of actuarial point estimate	1.6%	(1.1)%

Recorded reserves at December 31, 2007 are slightly higher than the actuarial point estimate, with the difference concentrated in the more recent accident years. Management believes that it would be premature to reduce these reserves due to the inherent uncertainty associated with the more recent accident years, particularly in light of current economic conditions.

At December 31, 2006, management’s recorded gross and net reserves were slightly lower than the point estimate, with the percentage difference being somewhat larger on a net basis. At December 31, 2006, management believed continued improvement in economic conditions, lower corporate default rates and fewer reported severe claims indicated a lower provision for severe losses was appropriate. Management believed that the actuarial point estimates included provisions in the most recent accident year for severe losses that continue to be influenced by the Company’s experience in accident years 2002 and 2003 and did not fully reflect the favorable economic conditions, changes in the Company’s exposures and favorable claim experience during the most recent accident years. The conclusion of the actuarial analyses performed in the third quarter of 2007 with data as of June 30, 2007 resulted in lower point estimates, confirming the positive loss trends noted by management.

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

In developing the indicated range of reserve estimates for the Company, the Mack methodology and the point estimate analysis were utilized in order to estimate the requisite reserve distribution parameters. The Mack methodology is premised on the idea that the volatility in a company’s historical paid loss development is representative of the variability in a company’s future payments and thus can be used to estimate the variability within a company’s reserve estimate. Given the dispersion of the reserve indications, the 50th and 75th percentile were selected as representing a reasonable range of reserve estimates.

At December 31, 2007, the range of reasonable loss reserve estimates, net of reinsurance receivables, calculated was from $268 million to $387 million. Ranges of reasonable loss reserve estimates are not calculated for the sub-lines of business. Management believes that the range calculated over total reserves provides the most meaningful information due to the importance of correlation of losses between the sub-lines of business related to the impact of general economic conditions.

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

Intangible Assets

CNA Surety’s Consolidated Balance Sheet as of December 31, 2007 includes intangible assets of $138.8 million. This amount represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp. (“Capsure”).

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

Comparison of CNA Surety Actual Results for the Years Ended December 31, 2007, 2006 and 2005

Analysis of Net Income

The Company had net income of $92.5 million for the year ended December 31, 2007 as compared to $82.8 million for the year ended December 31, 2006, and $38.4 million for the year ended December 31, 2005. The increase in net income in 2007 over 2006 reflects higher earned premium, higher net investment income and the impact of a lower expense ratio. The increase in net income in 2006 over 2005 primarily reflects the absence of a $60.0 million pre-tax ($39.0 million after-tax) charge in 2005 to establish a reserve for contract surety losses related to the large national contractor discussed in the Net Loss Ratio section of this MD&A. Other positive impacts in 2006 included higher earned premium, higher investment income and a lower expense ratio. These impacts were partially offset by lower favorable reserve development in 2006 as compared to 2005.

The components of net income are discussed in the following sections.

Results of Insurance Operations

Underwriting components for the Company for the years ended December 31, 2007, 2006 and 2005 are summarized in the following table (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Gross written premium	$471,660	$451,356	$417,530

Net written premium	$428,289	$409,629	$365,948

Net earned premium	$421,506	$393,642	$348,361

Net losses and loss adjustment expenses	$103,124	$95,830	$127,841

Net commissions, brokerage and other underwriting expenses	$227,412	$216,560	$202,521

Loss ratio	24.5%	24.3%	36.7%
Expense ratio	54.0	55.0	58.1

Combined ratio	78.5%	79.3%	94.8%

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

Through one of its insurance subsidiaries, Western Surety Company (“Western Surety”), the Company assumes significant amounts of premiums primarily from affiliates. This includes all surety business written or renewed, net of reinsurance, by Continental Casualty Company (“CCC”) and The Continental Insurance Company (“CIC”), and their affiliates, after September 30, 1997 that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company’s ability to write business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of this assumed business.

Gross written premiums for the years ended December 31, 2007, 2006 and 2005 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2007	2006	2005

Contract	$305,624	$285,157	$248,662
Commercial	134,828	134,871	133,740
Fidelity and other	31,208	31,328	35,128

	$471,660	$451,356	$417,530

For 2007, gross written premiums increased 4.5% to $471.7 million as compared to 2006. Gross written premiums for contract surety increased 7.2% to $305.6 million primarily due to the strength of the non-residential construction economy and the success of our small contractor product. For 2007, commercial surety gross written premiums were flat, and fidelity and other premiums decreased slightly due to the lingering effects of the loss of a large notary program in 2006 and continued selective underwriting of large commercial risks.

For 2006, gross written premiums increased 8.1% to $451.4 million as compared to 2005. Gross written premiums for contract surety increased 14.7% to $285.2 million primarily due to increased demand as a result of the strong construction economy and growth in contract size due to cost inflation within the construction industry. Commercial surety and related fidelity and other gross written premiums decreased 1.6% to $166.2 million as a decline in production of notary bonds and notary E&O policies resulting from the loss of the large notary program offset growth in other commercial and related products.

Net written premiums for the years ended December 31, 2007, 2006 and 2005 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2007	2006	2005

Contract	$266,749	$247,987	$202,798
Commercial	130,332	130,314	128,022
Fidelity and other	31,208	31,328	35,128

	$428,289	$409,629	$365,948

For 2007, net written premiums increased by $18.7 million to $428.3 million as compared to 2006 reflecting the increase in gross written premiums discussed previously, partially offset by an increase of $1.6 million of ceded written premiums to $43.4 million for 2007. The increase in ceded written premiums was due to additional premiums of $4.3 million in the fourth quarter of 2007 on the core reinsurance contract due to loss activity which more than offset cost savings. Net written premiums for contract surety business increased 7.6% to $266.7 million for 2007 compared to 2006. Net written premiums for commercial surety remained at $130.3 million for 2007 compared to 2006. Fidelity and other products decreased 0.4% to $31.2 million for the year 2007 compared to 2006.

For 2006, net written premiums increased by $43.7 million to $409.6 million as compared to 2005 reflecting the increase in gross written premiums discussed previously and a decrease of $9.9 million of ceded written premiums to $41.7 million for 2006. The reduction in ceded written premiums was due to the Company’s decision not to renew a high-level excess of loss reinsurance treaty and cost savings on the core reinsurance program. Net written premiums for contract surety business increased 22.3% to $248.0 million for 2006 compared to 2005. Net written premiums for commercial surety increased 1.8% to $130.3 million for 2006 compared to 2005. Fidelity and other products decreased 10.8% to $31.3 million for the year 2006 compared to 2005 reflecting the decline in production of notary E&O policies resulting from the loss of the large notary program discussed previously.

Net earned premiums for the years ended December 31, 2007, 2006 and 2005 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2007	2006	2005

Contract	$259,362	$230,856	$192,463
Commercial	130,541	129,208	122,940
Fidelity and other	31,603	33,578	32,958

	$421,506	$393,642	$348,361

For 2007, net earned premiums increased by $27.9 million to $421.5 million as compared to 2006 reflecting the increase in gross written premiums discussed above. Ceded earned premiums remained at $45.0 million for 2007 compared to 2006. Net earned premiums for contract surety business increased 12.3% to $259.4 million for 2007 compared to 2006. Net earned premiums for commercial surety increased 1.0% to $130.5 million for 2007 compared to 2006. Earned premium for fidelity and other products decreased 5.9% to $31.6 million for the year 2007 compared to 2006.

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

Excess of Loss Reinsurance

The Company’s reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company’s retention on a per principal basis. At December 31, 2007, Munich Reinsurance America, Inc., Renaissance Reinsurance Ltd., Hannover Ruckversicherungs Aktiengesellschaft and Odyssey America Reinsurance Corporation (all rated at least A by A.M. Best) were the four unaffiliated reinsurers from which the Company had its largest reinsurance receivables.

2006 Third Party Reinsurance Compared to 2005 Third Party Reinsurance

Effective January 1, 2006, CNA Surety entered into a new excess of loss treaty (“2006 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2005 Excess of Loss Treaty. Under the 2006 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The significant differences between the 2006 Excess of Loss Treaty and the Company’s 2005 Excess of Loss Treaty were as follows. The actual cost for the 2006 Excess of Loss Treaty was $39.9 million compared to the actual cost of the 2005 Excess of Loss Treaty of $41.5 million. The contract included a provision for additional premiums based on losses ceded under the contract. The contract also included an optional extended discovery period, which was not exercised, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which would have provided coverage for losses discovered beyond 2006 on bonds that were in force during 2006. Only the large national contractor that was excluded from the 2005 treaty remained excluded from the 2006 Excess of Loss Treaty.

2007 Third Party Reinsurance Compared to 2006 Third Party Reinsurance

Effective January 1, 2007, CNA Surety entered into a new excess of loss treaty (“2007 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2006 Excess of Loss Treaty. Under the 2007 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract includes an optional extended discovery period, which was not exercised, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which would have provided coverage for losses discovered beyond 2007 on bonds that were in force during 2007. The contract also includes a provision for additional premiums based on losses ceded under the contract. The primary difference between the 2007 Excess of Loss Treaty and the Company’s 2006 Excess of Loss Treaty is as follows. The actual cost for the 2007 Excess of Loss Treaty is $42.6 million, which includes an initial estimate of additional premiums of $4.3 million resulting from loss activity, compared to the actual cost of the 2006 Excess of Loss Treaty of $39.9 million. Only the large national contractor that was excluded from the 2006 treaty remained excluded from the 2007 Excess of Loss Treaty.

2008 Third Party Reinsurance Compared to 2007 Third Party Reinsurance

Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2007 Excess of Loss Treaty. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2008 on bonds that were in force during 2008. The contract also includes a provision for additional premiums based on losses ceded under the contract. The primary difference between the 2008 Excess of Loss Treaty and the Company’s 2007 Excess of Loss Treaty is as follows. The base annual premium for the 2008 Excess of Loss Treaty is $33.3 million compared to the base annual cost of the 2007 Excess of Loss Treaty of $38.3 million before the additional premium noted above. Only the large national contractor that was excluded from the 2007 treaty remained excluded from the 2008 Excess of Loss Treaty.

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

The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2007 and expired on December 31, 2007. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2007. This agreement was renewed on January 1, 2008 and expires on December 31, 2008 and is annually renewable thereafter.

Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2007 and expired on December 31, 2007 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through December 31, 2007. The Quota Share Treaty was renewed for one year on January 1, 2008 on substantially the same terms as 2007.

Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2006, the Company had billed $47.9 million and had received $45.9 million under the Stop Loss Contract. The amount received under the Stop Loss Contract included $28.2 million held by the Company for losses covered by this contract that were incurred but not paid as of December 31, 2006. Due to favorable development of losses subject to the Stop Loss Contract during 2007, the Company returned $5.6 million to CCC during 2007. As of December 31, 2007, the net amount billed and received by the Company was $42.3 million under the Stop Loss Contract. The amount received under the Stop Loss Contract included $24.0 million held by the Company for losses covered by this contract that were incurred but not paid as of December 31, 2007.

The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which expired on December 31, 2007, was for an additional premium of $0.5 million, which was based on the level of actual premiums written on bonds for the large national contractor. In December 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2008, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of December 31, 2007 and 2006, the Company had ceded losses of $50.0 million under the terms of this contract, with unpaid ceded losses of $46.8 million and $50.0 million as of December 31, 2007 and 2006, respectively.

As of December 31, 2007 and December 31, 2006, CNA Surety had an insurance receivable balance from CCC and CIC of $62.9 million, including $50.5 million of reinsurance recoverables and $12.4 million of premiums receivable, and $61.9 million, including $55.0 million of reinsurance recoverables and $6.9 million of premiums receivable, respectively. CNA Surety had reinsurance payables to CCC and CIC as of December 31, 2007 of $0.1 million. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2006.

Net Loss Ratio

The loss ratios for the years ended December 31, 2007, 2006 and 2005 were 24.5%, 24.3% and 36.7%, respectively. The loss ratios reflect $5.1 million, $5.3 million and $23.3 million of net favorable loss reserve development for the years ended December 31, 2007, 2006 and 2005, respectively.

The favorable development in 2007 primarily resulted from better than expected indemnification recoveries related to a large commercial claim in the 2001 accident year.

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

The lower loss ratio in 2006 compared to 2005 reflects the absence of the reserve charge related to the large national contractor excluded from the Company’s third party reinsurance. The loss ratio in 2005 reflected the establishment of a $60.0 million net reserve related to the large national contractor, which added approximately 17 percentage points to this ratio. In June 2005, discussions with the large national contractor revealed significant deterioration of the contractor’s operations and cash flow. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, the Company determined that the large national contractor would likely be unable to meet its obligations covered under the surety bonds. Accordingly, in the second quarter of 2005, the Company established a $40.0 million loss reserve based on an initial estimate of loss. In the third quarter of 2005, the Company began a re-evaluation of the contractor’s restructuring efforts. Through this re-evaluation that was completed in the fourth quarter of 2005, the Company determined that there had been further deterioration of the contractor’s actual and projected cash flows. As a result, the Company increased its gross loss reserves for this account by $70.0 million in the fourth quarter of 2005. After applying expected reinsurance recoveries from CCC, the Company’s net incurred loss is $60.0 million, which is the Company’s maximum exposure, net of reinsurance, on this account.

The Company intends to continue to provide limited surety bonds on behalf of the contractor to support the continuing restructuring efforts. However, existing reinsurance agreements limit the Company’s net loss exposure to the $60.0 million that has already been recorded and paid.

In 2005, the impact on the loss ratio of the reserve charge related to the large national contractor was partially offset by increased favorable development from prior accident years and an increase in net earned premium that resulted from the reduction in the cost of the Company’s 2005 reinsurance program.

The surety business assumed from CCC and CIC is subject to the Stop Loss Contract between CCC and the Company that limits the Company’s accident year net loss ratio on this business to 24% for accident years 1997 (October 1, 1997 to December 31, 1997), 1998, 1999 and 2000. In 2007, the Company recorded a decrease in estimated recoveries from CCC of $5.6 million. The Company previously recorded the following increases (decreases) in estimated recoveries under this contract: 2006 — $2.0 million; 2005 — ($9.0) million; 2003 — $29.9 million; 2002 — $2.5 million; 2001 — $16.6 million; and 2000 — $5.8 million. As of December 31, 2007, there was no unpaid balance related to amounts due under the Stop Loss Contract.

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

Expense Ratio

The expense ratio decreased to 54.0% for 2007 as compared to 55.0% for 2006. The decrease in the expense ratio primarily reflects the earned premium growth discussed previously achieved with a minimal increase in underwriting expenses.

The expense ratio decreased to 55.0% for 2006 as compared to 58.1% for 2005. The decrease in the expense ratio primarily reflects the earned premium growth discussed above achieved with a minimal increase in underwriting expenses.

Investment Income

For 2007, net investment income was $44.6 million compared to net investment income for 2006 and 2005 of $39.3 million and $33.7 million, respectively. The annualized pre-tax yield was 4.6%, 4.5% and 4.4% for 2007, 2006 and 2005, respectively. The annualized after-tax yield was 3.8% for 2007. The annualized after-tax yield for 2006 and 2005 was 3.7%. The increase in investment income for both 2007 and 2006 is primarily attributable to higher overall invested assets resulting from significant cash flow from operations and, to a lesser extent, higher yields on short-term investments.

Realized Investment Gains and Losses

Net realized investment losses were $0.4 million and $1.3 million in 2007 and 2006, respectively. Net realized investment gains were $2.0 million for 2005. The net realized losses in both 2007 and 2006 were primarily due to the recognition of impairment losses on, and additional losses on the subsequent sale of, certain fixed income securities which are discussed below in the Financial Condition section. The net realized investment gains in 2005 resulted primarily from the Company’s sale of its interest in De Montfort Group, Ltd in the first quarter of 2005.

The following summarizes net realized investment gains and losses for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005

Gross realized investment gains	$511	$265	$2,302
Gross realized investment losses	(956)	(1,538)	(328)

Net realized investment (losses) gains	$(445)	$(1,273)	$1,974

Interest Expense

Interest expense decreased $0.8 million, or 20.5% for 2007 compared to 2006 due to a reduction in debt outstanding and lower interest rates. Interest expense increased $0.1 million, or 3.5%, for 2006 compared to 2005, as a reduction of debt outstanding was offset by higher interest rates. The weighted average interest rate for 2007 was 8.7% compared to 7.3% and 5.5% for 2006 and 2005, respectively. Average debt outstanding was $30.9 million in 2007 compared to $44.2 million and $61.2 million in 2006 and 2005, respectively.

Income Taxes

The Company’s income tax expense was $39.7 million for 2007, $32.8 million for 2006 and $11.7 million for 2005. The effective income tax rates were 30.1%, 28.4% and 23.4% for 2007, 2006 and 2005, respectively. The effective tax rates are lower than the statutory tax rates primarily due to the Company’s ability to exclude interest income from its significant investments in tax-exempt securities. The impact of tax-exempt securities on taxable income was $21.4 million, $18.1 million and $16.3 million for 2007, 2006 and 2005, respectively.

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

At December 31, 2007, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $963.4 million of fixed income securities, $42.2 million of short-term investments and $4.7 million of cash. At December 31, 2006, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $784.0 million of fixed income securities, $94.2 million of short-term investments and $3.5 million of cash.

In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. This deposit is included on the Company’s Consolidated Balance Sheets as “Deposit with affiliated ceding company”. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.

Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At December 31, 2007, the parent company’s invested assets consisted of $1.8 million of equity securities, $7.3 million of short-term investments and $4.8 million of cash. At December 31, 2006, the parent company’s invested assets consisted of $0.8 million of fixed income securities, $1.7 million of equity securities, $9.5 million of short- term investments and $2.9 million of cash. As of December 31, 2007 and December 31, 2006, parent company short-term investments and cash included $9.8 million and $9.4 million, respectively, of restricted cash and short-term investments primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.

The Company’s consolidated net cash flow provided by operating activities was $129.2 million, $124.2 million and $70.0 million for 2007, 2006 and 2005, respectively. The increase in net cash flow provided by operating activities in 2007 primarily relates to lower loss payments of $13.3 million, partially offset by higher income tax payments of $3.9 million and $5.3 million returned to CCC under the Stop Loss Contract discussed previously. The increase in net cash flow provided by operating activities in 2006 primarily related to higher premiums received, lower loss payments and the absence of the deposit with the affiliated ceding company made in 2005.

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

The term of borrowings under the 2005 Credit Facility may be fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, can vary based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005

Credit Facility at December 31, 2007 or December 31, 2006. As such, the Company incurred only the facility fee of 0.325% for the years ended December 31, 2007 and 2006.

The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. (“A.M. Best”) for each of the Company’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the periods ended December 31, 2007 and 2006.

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

The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of December 31, 2007 and 2006, the interest rate on the junior subordinated debenture was 8.24% and 8.75%, respectively.

A summary of the Company’s contractual obligations as of December 31, 2007 is presented in the following table:

Contractual Obligations as of
December 31, 2007	2008	2009	2010	2011	2012	Thereafter	Total
	(In millions)

Debt(a)	$2.6	$2.6	$2.6	$2.5	$2.5	$85.5	$98.3
Operating leases	2.0	2.0	2.0	1.8	0.9	—	8.7
Loss and loss adjustment expense reserves	190.7	122.1	83.7	23.0	13.5	39.8	472.8
Other long-term liabilities(b)	1.2	1.0	0.6	0.5	0.5	9.3	13.1

Total	$196.5	$127.7	$88.9	$27.8	$17.4	$134.6	$592.9

(a)	Reflects expected principal and interest payments

(b)	Reflects unfunded postretirement benefit plans and long term incentive plan payments to certain executives.

As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay operating expenses and meet debt service requirements, as well as to pay cash dividends. The payment of dividends by the insurance subsidiaries is subject to varying degrees of supervision by the insurance regulatory authorities in the insurance subsidiaries’ states of domicile. Western Surety and Surety Bonding Company of America (“SBCA”) are domiciled in South Dakota. Universal Surety of America (“Universal Surety”) is domiciled in Texas. As of January 1, 2008, however, Universal Surety has been re-domiciled in South Dakota and the dividend limitations will be subject to the South Dakota regulations. In South Dakota, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer’s surplus to policyholders or (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the South Dakota Division of Insurance prior to payment.

The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2008 is based on statutory surplus and income at and for the year ended December 31, 2007. Without prior regulatory approval in 2008, Western Surety may pay dividends of $96.7 million to CNA Surety. CNA Surety received dividends of $2.0 million from its insurance subsidiaries during 2007. CNA Surety did not receive any dividends from its non-insurance subsidiaries during 2007. CNA Surety received dividends of $10.5 million from its insurance subsidiaries during 2006. CNA Surety received $0.9 million in dividends from its non-insurance subsidiaries during 2006.

Combined statutory surplus totaled $442.2 million at December 31, 2007, resulting in a net written premium to statutory surplus ratio of 1 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2008 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of December 31, 2007, this regulation would limit Western Surety’s largest gross risk to $129.7 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

In accordance with the provisions of inter-company tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Inter-company tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service (“IRS”). CNA Surety received tax-sharing payments of $43.4 million from its subsidiaries for 2007 and $42.4 million for 2006.

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

Financial Condition

Investment Portfolio

The following table summarizes the distribution of the Company’s fixed income and equity portfolios at estimated fair values as of December 31, 2007 and 2006 (dollars in thousands):

	December 31,		December 31,
	2007		2006
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,275	1.9%	$14,505	1.8%
U.S. Agencies	53,308	5.5	61,764	7.9
Collateralized mortgage obligations	30,470	3.2	16,937	2.2
Mortgage pass-through securities	54,474	5.7	37,799	4.8
Obligations of states and political subdivisions	638,125	66.1	506,345	64.4
Corporate bonds	95,702	9.9	67,254	8.6
Non-agency collateralized mortgage obligations	34,544	3.6	36,462	4.6
Other asset-backed securities:
Second mortgages/home equity loans	9,901	1.0	20,749	2.6
Credit card receivables	17,685	1.8	17,441	2.2
Other	10,870	1.1	5,535	0.7

Total fixed income securities	963,354	99.8%	784,791	99.8%
Equity securities	1,789	0.2	1,668	0.2

Total	$965,143	100.0%	$786,459	100.0%

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

The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated Fair
December 31, 2007	or Cost	Gains	12 Months	12 Months	Value

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,790	$485	$—	$—	$18,275
U.S. Agencies	52,617	706	—	(15)	53,308
Collateralized mortgage obligations	30,086	502	(11)	(107)	30,470
Mortgage pass-through securities	54,659	401	—	(586)	54,474
Obligations of states and political subdivisions	625,858	15,408	(2,500)	(641)	638,125
Corporate bonds	95,714	1,493	(97)	(1,408)	95,702
Non-agency collateralized mortgage obligations	35,011	232	—	(699)	34,544
Other asset-backed securities:
Second mortgages/home equity loans	9,951	—	—	(50)	9,901
Credit card receivables	17,234	451	—	—	17,685
Other	10,788	157	—	(75)	10,870

Total fixed income securities	949,708	19,835	(2,608)	(3,581)	963,354
Equity securities	1,683	106	—	—	1,789

Total	$951,391	$19,941	$(2,608)	$(3,581)	$965,143

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

The following table sets forth the ratings assigned by Standard & Poor’s (“S&P”) or Moody’s Investor Services, Inc. (“Moody’s”) of the fixed income securities portfolio of the Company as of December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
Credit Rating	Fair Value	% of Total	Fair Value	% of Total

AAA/Aaa	$758,825	78.8%	$618,835	78.8%
AA/Aa	130,850	13.6	113,612	14.5
A/Aa	62,118	6.4	30,544	3.9
BBB/Baa	7,979	0.8	17,040	2.2
Non investment grade	3,582	0.4	3,960	0.5
Not rated	—	—	800	0.1

Total	$963,354	100.0%	$784,791	100.0%

As of December 31, 2007 and 2006, 99% of the Company’s fixed income securities were considered investment grade by S&P or Moody’s and 92% and 93% were rated at least AA by those agencies for 2007 and 2006, respectively. The Company’s investments in fixed income securities do not contain any industry concentration of credit risk.

At December 31, 2007, the Company’s exposure to sub-prime home loans is limited to two asset-backed securities rated AAA by S&P that are collateralized by sub-prime home loans originated prior to 2005. These securities have an aggregate fair value of $9.9 million and are in an unrealized loss position of less than $0.1 million at December 31, 2007.

Municipal bonds represent approximately 63% of the Company’s invested assets. Approximately 60% of these municipal bonds are insured by one of the major mono-line bond insurers and are rated AAA. The Company views the bond insurance as credit enhancement and not credit substitution. A credit review is performed on each issuer of bonds purchased. Virtually all of the insured municipal holdings have underlying issuer ratings of at least A by both Moody’s and S&P and the average of the underlying ratings is Aa/AA. There are four bonds with a total fair value of $11.4 million that have underlying ratings of BBB and there are three bonds with a fair value of $15.3 million that are not rated by Moody’s or S&P.

Based on the strong underlying credit quality of its insured municipal bonds, the Company believes that any impact of potential ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.

As of December 31, 2007, municipal securities from the State of Washington, the State of Illinois, the State of New York, the State of Florida, the State of Texas and the State of Ohio, and each state’s related political subdivisions represent 4.2%, 4.1%, 4.0%, 3.9%, 3.7% and 3.6%, respectively, of the estimated fair value of the Company’s fixed income securities. Municipal securities from each other state individually represent less than 2.9% of the Company’s fixed income portfolio.

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2007 in relation to the total of all fixed maturity securities by contractual maturities:

	% of	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss

Due after one year through five years	2%	7%
Due after five years through ten years	14	17
Due after ten years	51	51
Asset-backed securities	33	25

Total	100%	100%

The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2007 and 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	December 31, 2007		December 31, 2006
	Estimated	Gross	Estimated	Gross
Unrealized Loss Aging	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed income securities:
Investment grade:
0-6 months	$17,785	$175	$75,215	$205
7-12 months	112,914	2,433	10,104	40
13-24 months	9,984	671	137,954	3,457
Greater than 24 months	91,683	2,463	16,206	684

Total investment grade	232,366	5,742	239,479	4,386
Non-investment grade:
13-24 months	—	—	3,960	77
Greater than 24 months	3,582	447	—	—

Total	$235,948	$6,189	$243,439	$4,463

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

For securities for which an other-than-temporary impairment loss has been identified, the security is written down to fair value and the resulting losses are recognized in net realized gains/losses in the Consolidated Statements of Income.

As of December 31, 2007, 53 securities held by the Company were in an unrealized loss position. The Company believes that 48 of these securities are in an unrealized loss position because of changes in interest rates and expects these securities will recover in value at or before maturity. Of these 48 securities, 28 were rated AAA by S&P and Aaa by Moody’s and all were investment grade. None of these 48 securities was in a loss position that exceeded 5% of its book value. The largest unrealized loss was $0.3 million. The resulting unrealized loss position for this security was 4.5%, which was also the largest unrealized loss percentage.

Of the five remaining securities that were in an unrealized loss position, one was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of 11.1% ($0.4 million) of its book value and was rated below investment grade by S&P and Moody’s. One of the other securities, rated above investment grade by S&P and Moody’s, was issued by a large student loan provider and was in an unrealized loss position of 13.1% ($0.4 million) of its book value. The three remaining securities, rated above investment grade by S&P and Moody’s, were issued by governmental utility authorities and were in an unrealized loss position of 7.2% ($0.8 million), 11.3% ($0.6 million) and 3.8% ($0.2 million), respectively. The Company believes that the financial condition and near-term prospects of these issuers are strong, and expects that these unrealized losses will reverse.

During the second quarter of 2007, the Company recognized impairment losses on 13 fixed income securities of various categories of investments that were in an unrealized loss position. In response to the significant change in interest rates in the second quarter, as well as a revised outlook on future interest rates, the Company did not have the intention of holding these securities to their anticipated recovery. These securities were sold during the third quarter. The other-than-temporary impairment losses on these securities were $1.0 million.

In response to the significant change in interest rates during the third quarter of 2006, the Company recognized impairment losses on 21 municipal fixed income securities that were in an unrealized loss position at September 30, 2006. The Company did not have the intention of holding these securities to their anticipated recovery and recorded $0.9 million other-than-temporary impairment losses on these securities. These securities were sold during the fourth quarter of 2006 resulting in an additional loss of $0.5 million.

Risk-Based Capital (“RBC”) and Other Regulatory Ratios

The National Association of Insurance Commissioners (“NAIC”) has promulgated RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on behalf of a company or regulators. As of December 31, 2007, each of CNA Surety’s insurance subsidiaries had a Ratio that was in compliance with minimum RBC requirements.

CNA Surety’s insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer generally should not exceed 3 to 1. On December 31, 2007, Western Surety and its insurance subsidiaries had a combined statutory surplus of $442.2 million and a net written premium to surplus ratio of 1 to 1. On December 31, 2006, CNA Surety had a combined statutory surplus of $349.0 million and a net written premium to surplus ratio of 1.2 to 1. The Company believes that each insurance company’s statutory surplus is sufficient to support its current and anticipated premium levels.

The NAIC has also developed a rating system, the Insurance Regulatory Information System (“IRIS”), primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of twelve financial ratios that address various aspects of each insurer’s financial condition and stability. In 2007 and 2006, most of the ratios for Western Surety, Universal Surety and Surety Bonding were within the “usual” ranges as defined by the NAIC, except as noted. In 2007, the Change in Adjusted Policyholders’ Surplus for Western Surety was outside the normal range due to net income and a reduction in dividends paid to Western Surety’s parent company, CNA Surety. In 2006, the Change in Adjusted Policyholders’ Surplus for Western Surety was outside the normal range due to net income and a reduction in dividends paid to Western Surety’s parent company, CNA Surety. Also, the Change in Net Premiums Written for Surety Bonding was outside the normal range due to the decline in production resulting from the loss of the large notary program discussed previously.

Impact of Pending Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 helps to mitigate this type of accounting-induced earnings volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), discussed below, or SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. SFAS 159 is effective for fiscal years ending after November 15, 2007. The Company plans to adopt SFAS 159 on January 1, 2008, and will not elect the fair value option for any assets or liabilities under SFAS 159. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within the year of adoption. For fiscal years beginning after November 15, 2007, companies will be required to implement the standard for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The Company plans to adopt SFAS 157 on January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition or results of operations.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and clarifies that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company plans to adopt SFAS 160 on January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company’s expectations of the reasonably possible best or worst-case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of December 31, 2007. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available.

The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following table.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2007	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)

U.S. Government and government agencies and authorities	$156,527	200 bp increase	$143,016	(1.3)%
		100 bp increase	150,653	(0.6)
		100 bp decrease	160,156	0.4
		200 bp decrease	162,267	0.6

States, municipalities and political subdivisions	638,125	200 bp increase	561,138	(7.5)
		100 bp increase	598,496	(3.9)
		100 bp decrease	680,200	4.1
		200 bp decrease	725,517	8.5

Corporate bonds and all other	168,702	200 bp increase	153,539	(1.5)

		100 bp increase	160,869	(0.8)
		100 bp decrease	177,063	0.8
		200 bp decrease	185,960	1.7

Total fixed income securities available-for-sale	$963,354	200 bp increase	857,693	(10.3)

		100 bp increase	910,018	(5.3)
		100 bp decrease	1,017,419	5.3
		200 bp decrease	1,073,744	10.8

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2006	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)

U.S. Government and government agencies and authorities	$131,005	200 bp increase	$120,310	(1.2)%
		100 bp increase	126,070	(0.6)
		100 bp decrease	134,299	0.4
		200 bp decrease	136,143	0.6

States, municipalities and political subdivisions	506,345	200 bp increase	447,610	(6.7)
		100 bp increase	476,768	(3.4)
		100 bp decrease	537,633	3.6
		200 bp decrease	571,614	7.5

Corporate bonds and all other	147,441	200 bp increase	136,456	(1.3)

		100 bp increase	141,804	(0.6)
		100 bp decrease	153,399	0.7
		200 bp decrease	159,611	1.4

Total fixed income securities available-for-sale	$784,791	200 bp increase	704,376	(9.2)

		100 bp increase	744,642	(4.6)
		100 bp decrease	825,331	4.7
		200 bp decrease	867,368	9.5

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CNA Surety Corporation
Chicago, Illinois

We have audited the internal control over financial reporting of CNA Surety Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company and our report dated February 19, 2008, expressed an unqualified opinion on the consolidated financial statements and financial statement schedules. Such report includes an explanatory paragraph relating to the changes in the Company’s method of accounting for defined benefit postretirement plans and for stock-based compensation in 2006.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 19, 2008

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

CNA Surety management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

CNA Surety’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report covering our assessment of the Company’s internal control over financial reporting. This report appears on page 45.

CNA Surety Corporation

Chicago, Illinois
February 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CNA Surety Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of CNA Surety Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined postretirement plans and changed its method of accounting for stock-based compensation in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008, expressed an unqualified opinion of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 19, 2008

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Amounts in thousands, except per share data)

ASSETS
Invested assets:
Fixed income securities, at fair value (amortized cost: $949,708 and $773,178)	$963,354	$784,791
Equity securities, at fair value (cost: $1,683 and $1,508)	1,789	1,668
Short-term investments, at cost (approximates fair value)	49,453	103,640
Other investments, at cost	—	22

Total invested assets	1,014,596	890,121
Cash	10,230	7,164
Deferred policy acquisition costs	104,280	102,937
Insurance receivables:
Premiums, including $12,317 and $6,885 from affiliates, (net of allowance for doubtful accounts: $1,145 and $1,369)	36,317	37,205
Reinsurance, including $50,547 and $55,023 from affiliates	127,119	118,412
Deposit with affiliated ceding company	34,644	33,145
Intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Current income taxes receivable	1,960	323
Property and equipment, at cost (less accumulated depreciation and amortization: $29,467 and $24,466)	24,288	24,807
Prepaid reinsurance premiums (including $322 and $1,702 from affiliates)	510	2,165
Accrued investment income	12,242	10,089
Other assets	2,683	3,180

Total assets	$1,507,654	$1,368,333

LIABILITIES
Reserves:
Unpaid losses and loss adjustment expenses	$472,842	$434,224
Unearned premiums	258,930	253,803

Total reserves	731,772	688,027
Debt	30,791	30,690
Deferred income taxes, net	17,756	17,298
Reinsurance and other payables to affiliates	643	166
Accrued expenses	18,273	20,247
Liability for postretirement benefits	10,001	12,466
Other liabilities	30,713	33,537

Total liabilities	839,949	802,431
Commitments and contingencies (See Note 6, 7 & 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 45,505 shares issued and 44,121 shares outstanding at December 31, 2007 and 45,263 shares issued and 43,872 shares outstanding at December 31, 2006	455	453
Additional paid-in capital	274,069	268,651
Retained earnings	399,241	306,745
Accumulated other comprehensive income	8,800	4,993
Treasury stock, 1,384 and 1,391 shares, at cost	(14,860)	(14,940)

Total stockholders’ equity	667,705	565,902

Total liabilities and stockholders’ equity	$1,507,654	$1,368,333

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands,
	except per share data)

Revenues:
Net earned premium	$421,506	$393,642	$348,361
Net investment income	44,636	39,324	33,747
Net realized investment (losses) gains	(445)	(1,273)	1,974

Total revenues	465,697	431,693	384,082

Expenses:
Net losses and loss adjustment expenses	103,124	95,830	127,841
Net commissions, brokerage and other underwriting expenses	227,412	216,560	202,521
Interest expense	2,918	3,669	3,545

Total expenses	333,454	316,059	333,907

Income before income taxes	132,243	115,634	50,175

Income tax expense	39,747	32,816	11,744

Net income	$92,496	$82,818	$38,431

Earnings per common share	$2.10	$1.90	$0.89

Earnings per common share, assuming dilution	$2.09	$1.89	$0.89

Weighted average shares outstanding	44,000	43,654	43,205

Weighted average shares outstanding, assuming dilution	44,267	43,922	43,357

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common		Additional	Comprehensive		Other	Treasury	Total
	Stock Shares	Common	Paid-in	Income	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income (Loss)	At Cost	Equity
	(Amounts in thousands)

Balance, January 1, 2005	43,015	$444	$255,996		$185,496	$19,551	$(15,116)	$446,371

Comprehensive income:
Net income	—	$—	$—	$38,431	$38,431	$—	$—	$38,431
Other comprehensive income (loss):
Change in unrealized gains on securities, after income tax benefit of $6,464 (net of reclassification adjustment of $1,193, after income tax expense of $643)	—	—	—	(12,005)	—	(12,005)	—	(12,005)

Total comprehensive income				$26,426

Stock options exercised and other	319	3	3,688		—	—	87	3,778

Balance, December 31, 2005	43,334	$447	$259,684		$223,927	$7,546	$(15,029)	$476,575

Comprehensive income:
Net income	—	$—	$—	$82,818	$82,818	$—	$—	$82,818
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $57 (net of reclassification adjustment of ($819), after income tax benefit of $441)	—	—	—	107	—	107	—	107

Total comprehensive income				$82,925

Adjustment to initially recognize accumulated postretirement benefit obligations, net of tax benefit of $1,997	—	—	—		—	(2,660)	—	(2,660)
Stock-based compensation	—	—	1,207		—	—	—	1,207
Stock options exercised and other	538	6	7,760		—	—	89	7,855

Balance, December 31, 2006	43,872	$453	$268,651		$306,745	$4,993	$(14,940)	$565,902

Comprehensive income:
Net income	—	$—	$—	$92,496	$92,496	$—	$—	$92,496
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $693 (net of reclassification adjustment of ($120), after income tax benefit of $64)	—	—	—	1,286	—	1,286	—	1,286
Net change related to postretirement benefits, after income tax expense of $1,117	—	—	—	2,521	—	2,521	—	2,521

Total comprehensive income				$96,303

Stock-based compensation	—	—	1,892		—	—	—	1,892
Stock options exercised and other	249	2	3,526		—	—	80	3,608

Balance, December 31, 2007	44,121	$455	$274,069		$399,241	$8,800	$(14,860)	$667,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,496	$82,818	$38,431
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	393	594	(168)
Depreciation and amortization	6,179	5,302	4,486
Amortization of bond premium, net	369	1,149	2,310
Loss on disposal of property and equipment	279	141	242
Net realized investment losses (gains)	445	1,273	(1,974)
Stock-based compensation	1,892	1,207	—
Changes in:
Insurance receivables	(8,212)	(3,182)	(21,647)
Reserve for unearned premiums	5,127	12,756	15,028
Reserve for unpaid losses and loss adjustment expenses	38,618	9,775	61,062
Deposit with affiliated ceding company	(1,499)	(859)	(31,886)
Deferred policy acquisition costs	(1,343)	(104)	(705)
Deferred income taxes, net	(1,523)	(1,630)	(1,740)
Reinsurance and other payables to affiliates	477	(8)	(287)
Prepaid reinsurance premiums	1,655	3,231	2,559
Accrued expenses	(1,974)	3,715	(558)
Other assets and liabilities	(4,173)	8,070	5,033

Net cash provided by operating activities	129,206	124,248	70,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed income securities:
Purchases	(350,480)	(337,848)	(174,192)
Maturities	55,357	47,288	35,591
Sales	114,303	224,338	124,363
Purchases of equity securities	(822)	(1,193)	(817)
Proceeds from the sale of equity securities	844	1,041	809
Changes in short-term investments	56,897	(37,180)	(36,157)
Purchases of property and equipment, net	(5,838)	(10,475)	(8,666)
Other, net	(9)	767	1,567

Net cash (used in) investing activities	(129,748)	(113,262)	(57,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	—	(20,000)	(15,000)
Debt issuance costs	—	—	(125)
Employee stock option exercises and other	3,608	7,855	3,428

Net cash provided by (used in) financing activities	3,608	(12,145)	(11,697)

Increase (decrease) in cash	3,066	(1,159)	987
Cash at beginning of period	7,164	8,323	7,336

Cash at end of period	$10,230	$7,164	$8,323

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,837	$3,628	$3,271
Income taxes	$42,219	$38,349	$10,156

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

Intangible Assets

CNA Surety’s Consolidated Balance Sheet as of December 31, 2007 includes intangible assets of $138.8 million. These amounts represent goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure. The Company performs impairment tests of these intangible assets annually, or when certain conditions are present.

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

The Company used a valuation technique based on discounted cash flows to complete its annual intangible asset impairment test as of October 1, 2007. No impairment was indicated.

Reserves for Unpaid Losses and Loss Adjustment Expenses

The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred-but-not-reported (“IBNR”) claims, including provisions for losses in excess of the current case reserve for previously reported claims and for claims that may be reopened, as well as offsets for anticipated indemnification recoveries, (c) future expenses to be incurred in the settlement of claims, and (d) claim recoveries, before reinsurance recoveries, which are reported as an asset. These estimates are determined based on the facts and circumstances of each claim and the Company’s loss experience as well as consideration of industry experience, current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from recorded amounts. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in income in the period in which such changes are determined to be needed.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), effective on January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The adoption of FIN 48 did not result in the recognition of a liability for uncertain income tax liability benefits at adoption or during 2007. The Company has elected to classify interest, if any, recognized in accordance with FIN 48 as interest expense. Likewise, penalties, if any, recognized in accordance with FIN 48 will be classified as miscellaneous expense.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. The Company records depreciation using the straight-line method based on the estimated useful lives of the various classes of property and equipment ranging from 3 years to 20 years. Depreciation and amortization expense for 2007, 2006 and 2005 was $6.1 million, $5.2 million and $4.4 million, respectively. The cost of maintenance and repairs is charged to income as incurred; major improvements are capitalized.

Earnings Per Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computed based on the weighted average number of shares outstanding plus the dilutive effect of common stock equivalents which is computed using the treasury stock method.

The computation of earnings per share is as follows (amounts in thousands, except for per share data):

	Years Ended December 31,
	2007	2006	2005

Net income	$92,496	$82,818	$38,431

Shares:
Weighted average shares outstanding	43,872	43,334	43,015
Weighted average shares of options exercised and additional stock issuance	128	320	190

Total weighted average shares outstanding	44,000	43,654	43,205
Effect of dilutive options	267	268	152

Total weighted average shares outstanding, assuming dilution	44,267	43,922	43,357

Earnings per share	$2.10	$1.90	$0.89

Earnings per share, assuming dilution	$2.09	$1.89	$0.89

No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.3 million were excluded from the calculation of diluted earnings per share for the year ended December 31, 2007 because the exercise price of these options was greater than the average market price of CNA Surety’s common stock. There were no options excluded from the calculation of diluted earnings per share for the year ended December 31, 2006. At December 31, 2005, options to purchase shares of 0.4 million were excluded from the calculation of diluted earnings per share.

Accounting Pronouncements

In July 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. As discussed previously, FIN 48 was adopted by the Company as of January 1, 2007. The Company has elected to classify interest, if any, recognized in accordance with FIN 48 as interest expense. Likewise, penalties, if any, recognized in accordance with FIN 48 will be classified as miscellaneous expense. No amounts have been recognized subject to these provisions as of December 31, 2007. As of December 31, 2007, the tax years 2004 through 2007 remain subject to examination by the Internal Revenue Service. Adoption and subsequent application of this standard did not have an impact on the Company’s results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 eliminates the exemption from applying SFAS 133 to interests in certain securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS 155 also allows a preparer to elect

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, and was adopted by the Company as of January 1, 2007. Adoption and subsequent application of this standard did not have an impact on the Company’s results of operations and financial condition.

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

2.	Investments

The estimated fair value and amortized cost of fixed income and equity securities held by investment category were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2007	or Cost	Gains	12 Months	12 Months	Fair Value

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,790	$485	$—	$—	$18,275
U.S. Agencies	52,617	706	—	(15)	53,308
Collateralized mortgage obligations	30,086	502	(11)	(107)	30,470
Mortgage pass-through securities	54,659	401	—	(586)	54,474
Obligations of states and political subdivisions	625,858	15,408	(2,500)	(641)	638,125
Corporate bonds	95,714	1,493	(97)	(1,408)	95,702
Non-agency collateralized mortgage obligations	35,011	232	—	(699)	34,544
Other asset-backed securities:
Second mortgages/home equity loans	9,951	—	—	(50)	9,901
Credit card receivables	17,234	451	—	—	17,685
Other	10,788	157	—	(75)	10,870

Total fixed income securities	949,708	19,835	(2,608)	(3,581)	963,354
Equity securities	1,683	106	—	—	1,789

Total	$951,391	$19,941	$(2,608)	$(3,581)	$965,143

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2006	or Cost	Gains	12 Months	12 Months	Fair Value

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$14,832	$—	$—	$(327)	$14,505
U.S. Agencies	62,106	14	(96)	(260)	61,764
Collateralized mortgage obligations	16,969	294	—	(326)	16,937
Mortgage pass-through securities	38,851	77	—	(1,129)	37,799
Obligations of states and political subdivisions	492,640	13,833	(118)	(10)	506,345
Corporate bonds	66,943	1,375	(5)	(1,059)	67,254
Non-agency collateralized mortgage obligations	37,069	210	—	(817)	36,462
Other asset-backed securities:
Second mortgages/home equity loans	20,925	—	(26)	(150)	20,749
Other	17,230	211	—	—	17,441
Redeemable preferred stock	5,613	62	—	(140)	5,535

Total fixed income securities	773,178	16,076	(245)	(4,218)	784,791
Equity securities	1,508	160	—	—	1,668

Total	$774,686	$16,236	$(245)	$(4,218)	$786,459

The Company’s insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 2007, securities on deposit had an aggregate carrying value of $3.4 million.

The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at December 31, 2007 and 2006 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	2007		2006
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value

Fixed income securities:
Due within one year	$4,133	$4,164	$9,041	$9,049
Due after one year but within five years	189,384	193,656	146,632	147,897
Due after five years but within ten years	323,327	332,657	302,253	310,292
Due after ten years	275,135	274,933	178,595	182,630

	791,979	805,410	636,521	649,868
Mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities	157,729	157,944	136,657	134,923

	$949,708	$963,354	$773,178	$784,791

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major categories of net investment income were as follows (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Investment income:
Fixed income securities	$39,990	$35,648	$31,694
Equity securities	72	41	37
Short-term investments	4,265	3,333	2,592
Other investments	—	4	73

Total investment income on available-for-sale securities	44,327	39,026	34,396
Investment income on deposit with affiliated ceding company	1,611	1,513	401
Investment expenses	(1,302)	(1,215)	(1,050)

Net investment income	$44,636	$39,324	$33,747

Net realized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$345	$140	$1,622
Gross realized investment losses	(955)	(1,391)	(325)

Net realized investment (losses) gains on fixed income securities	(610)	(1,251)	1,297

Equity securities:
Gross realized investment gains	147	125	83
Gross realized investment losses	(1)	(8)	(3)

Net realized investment gains on equity securities	146	117	80

Other	19	(139)	597

Net realized investment (losses) gains	$(445)	$(1,273)	$1,974

Net change in unrealized gains (losses)
Fixed income securities	$2,032	$109	$(18,460)
Equity securities	(53)	55	(9)

Total net change in unrealized gains (losses)	$1,979	$164	$(18,469)

Net realized gains (losses) and change in unrealized gains (losses)	$1,534	$(1,109)	$(16,495)

Gross realized investment losses were $1.0 million for 2007 due to the recognition of impairment losses on certain fixed income securities as discussed below. Gross realized investment losses were $1.4 million for 2006 due to the recognition of impairment losses and additional losses on the subsequent sale of certain fixed income securities as discussed below. The gross realized investment gains in 2005 resulted primarily from the Company’s sale of its interest in De Montfort Group, Ltd in the first quarter of 2005.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2007 in relation to the total of all fixed income securities by contractual maturities:

	% of	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss

Due after one year through five years	2%	7%
Due after five years through ten years	14	17
Due after ten years	51	51
Asset-backed securities	33	25

Total	100%	100%

The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2007 and 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	December 31, 2007		December 31, 2006
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss

Fixed income securities:
Investment grade:
0-6 months	$17,785	$175	$75,215	$205
7-12 months	112,914	2,433	10,104	40
13-24 months	9,984	671	137,954	3,457
Greater than 24 months	91,683	2,463	16,206	684

Total investment grade	232,366	5,742	239,479	4,386
Non-investment grade:
13-24 months	—	—	3,960	77
Greater than 24 months	3,582	447	—	—

Total	$235,948	$6,189	$243,439	$4,463

During the second quarter of 2007, the Company recognized impairment losses on 13 fixed income securities of various categories of investments that were in an unrealized loss position. In response to the significant change in interest rates in the second quarter, as well as a revised outlook on future interest rates, the Company did not have the intention of holding these securities to their anticipated recovery. These securities were sold during the third quarter. The other-than-temporary impairment losses on these securities were $1.0 million.

In response to the significant change in interest rates during the third quarter of 2006, the Company recognized impairment losses on 21 municipal fixed income securities that were in an unrealized loss position at September 30, 2006. The Company did not have the intention of holding these securities to their anticipated recovery and recorded $0.9 million other-than-temporary impairment losses on these securities. These securities were sold during the fourth quarter of 2006 resulting in an additional loss of $0.5 million.

As of December 31, 2007, 53 securities held by the Company were in an unrealized loss position. The Company believes that 48 of these securities are in an unrealized loss position because of changes in interest rates and expects these securities will recover in value at or before maturity. Of these 48 securities, 28 were rated AAA by Standard & Poor’s (“S&P”) and Aaa by Moody’s Investor Services (“Moody’s”) and all were investment grade. None of these 48 securities was in a loss position that exceeded 5% of its book value. The largest unrealized loss was

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.3 million. The resulting unrealized loss position for this security was 4.5%, which was also the largest unrealized loss percentage.

Of the five remaining securities that were in an unrealized loss position, one was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of 11.1% ($0.4 million) of its book value and was rated below investment grade by S&P and Moody’s. One of the other securities, rated above investment grade by S&P and Moody’s, was issued by a large student loan provider and was in an unrealized loss position of 13.1% ($0.4 million) of its book value. The three remaining securities, rated above investment grade by S&P and Moody’s, were issued by governmental utility authorities and were in an unrealized loss position of 7.2% ($0.8 million), 11.3% ($0.6 million) and 3.8% ($0.2 million), respectively. The Company believes that the financial condition and near-term prospects of these issuers are strong, and expects that these unrealized losses will reverse.

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

The term of borrowings under the 2005 Credit Facility may be fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, can vary based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility at December 31, 2007 and December 31, 2006. As such, the Company incurred only the facility fee of 0.325% for the years ended December 31, 2007 and 2006.

The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. (“A.M. Best”) for each of the Company’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the years ended December 31, 2007 and 2006.

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

The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of December 31, 2007 and 2006, the interest rate on the junior subordinated debenture was 8.24% and 8.75%, respectively.

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

The carrying amounts and estimated fair values of financial instruments at December 31, 2007 and 2006 were as follows (dollars in thousands):

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Fixed income securities	$963,354	$963,354	$784,791	$784,791
Equity securities	1,789	1,789	1,668	1,668
Short-term investments	49,453	49,453	103,640	103,640
Other investments	—	—	22	22
Cash	10,230	10,230	7,164	7,164
Debt	30,791	30,791	30,690	30,690

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Deferred Policy Acquisition Costs and Other Operating Expenses

Policy acquisition costs deferred and the related amortization of deferred policy acquisition costs were as follows (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of period	$102,937	$102,833	$102,128
Costs deferred	171,689	164,614	157,347
Amortization	(170,346)	(164,510)	(156,642)

Balance at end of period	$104,280	$102,937	$102,833

Net commissions, brokerage and other underwriting expenses were comprised as follows (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Amortization of deferred policy acquisition costs	$170,346	$164,510	$156,642
Other operating expenses	57,066	52,050	45,879

Net commissions, brokerage and other underwriting expenses	$227,412	$216,560	$202,521

6.	Reinsurance

The Company’s insurance subsidiaries, in the ordinary course of business, cede insurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to insurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company evaluates the financial condition of its reinsurers, assesses the need for allowances for uncollectible amounts and monitors concentrations of credit risk. CNA Surety’s largest reinsurance receivable from an affiliate, CCC, an A (Excellent) rated company by A.M. Best was approximately $50.5 million and $55.0 million at December 31, 2007 and 2006, respectively. CNA Surety’s largest reinsurance receivable from an unaffiliated reinsurer, rated A (Excellent) by A.M. Best, was approximately $16.8 million and $13.4 million at December 31, 2007 and 2006, respectively.

The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):

	Years Ended December 31,
	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned

Direct	$360,877	$353,594	$334,020	$324,831	$311,435	$288,994
Assumed	110,783	112,938	117,336	113,769	106,095	113,508
Ceded	(43,371)	(45,026)	(41,727)	(44,958)	(51,582)	(54,141)

Net premiums	$428,289	$421,506	$409,629	$393,642	$365,948	$348,361

Assumed premiums primarily includes all surety business written or renewed, net of reinsurance, by CCC and CIC, and their affiliates, after September 30, 1997 that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company’s ability to write business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of the business assumed from these affiliates.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement that covers certain contract business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were $0.1 million in 2007, 2006 and 2005.

The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Years Ended December 31,
	2007		2006		2005
	$	Ratio	$	Ratio	$	Ratio

Gross losses and loss adjustment expenses	$119,567	25.6%	$94,520	21.6%	$176,416	43.8%
(Increase) decrease in reinsurance recoverables	(16,443)	36.5%	1,310	(2.9)%	(48,575)	89.7%

Net losses and loss adjustment expenses	$103,124	24.5%	$95,830	24.3%	$127,841	36.7%

During 2006, the Company reduced certain gross reserves, with corresponding reductions in ceded reserves, reflecting changes in estimates of incurred-but-not-reported reserves for large losses and the associated estimates of reinsurance recoverables. These actions resulted in the unusual fluctuations in the gross and ceded amounts shown above.

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

Excess of Loss Reinsurance

2006 Third Party Reinsurance Compared to 2005 Third Party Reinsurance

Effective January 1, 2006, CNA Surety entered into a new excess of loss treaty (“2006 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2005 Excess of Loss Treaty. Under the 2006 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The significant differences between the 2006 Excess of Loss Treaty and the Company’s 2005 Excess of Loss Treaty were as follows. The actual cost for the 2006 Excess of Loss Treaty was $39.9 million compared to the actual cost of the 2005 Excess of Loss Treaty of $41.5 million. The contract included a provision for additional premiums based on losses ceded under the contract. The contract also included an optional extended discovery period, which was not exercised, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which would have provided coverage for losses discovered beyond 2006 on bonds that were in force during 2006. Only the large national contractor that was excluded from the 2005 treaty remained excluded from the 2006 Excess of Loss Treaty.

2007 Third Party Reinsurance Compared to 2006 Third Party Reinsurance

Effective January 1, 2007, CNA Surety entered into a new excess of loss treaty (“2007 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2006 Excess of Loss Treaty. Under the 2007 Excess of

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract includes an optional extended discovery period, which was not exercised, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which would have provided coverage for losses discovered beyond 2007 on bonds that were in force during 2007. The contract also includes a provision for additional premiums based on losses ceded under the contract. The primary difference between the 2007 Excess of Loss Treaty and the Company’s 2006 Excess of Loss Treaty is as follows. The actual cost for the 2007 Excess of Loss Treaty is $42.6 million, which includes an initial estimate of additional premiums of $4.3 million resulting from loss activity, compared to the actual cost of the 2006 Excess of Loss Treaty of $39.9 million. Only the large national contractor that was excluded from the 2006 treaty remained excluded from the 2007 Excess of Loss Treaty.

2008 Third Party Reinsurance Compared to 2007 Third Party Reinsurance

Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2007 Excess of Loss Treaty. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2008 on bonds that were in force during 2008. The contract also includes a provision for additional premiums based on losses ceded under the contract. The primary difference between the 2008 Excess of Loss Treaty and the Company’s 2007 Excess of Loss Treaty is as follows. The base annual premium for the 2008 Excess of Loss Treaty is $33.3 million compared to the base annual cost of the 2007 Excess of Loss Treaty of $38.3 million before the additional premium noted above. Only the large national contractor that was excluded from the 2007 treaty remained excluded from the 2008 Excess of Loss Treaty.

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

The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2007 and expired on December 31, 2007. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2007. This agreement was renewed on January 1, 2008 and expires on December 31, 2008 and is annually renewable thereafter.

Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2007 and expired on December 31, 2007 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through December 31, 2007. The Quota Share Treaty was renewed for one year on January 1, 2008 on substantially the same terms as 2007.

Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2006, the Company had billed $47.9 million and had received $45.9 million under the Stop Loss Contract. The amount received under the Stop Loss Contract included $28.2 million held by the Company for losses covered by this contract that were incurred but not paid as of December 31, 2006. Due to favorable development of losses subject to the Stop Loss Contract during 2007, the Company returned $5.6 million to CCC during 2007. As of December 31, 2007, the net amount billed and received by the Company under the Stop Loss Contract was $42.3 million. The amount received under the Stop Loss Contract included $24.0 million held by the Company for losses covered by this contract that were incurred but not paid as of December 31, 2007.

The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which expired on December 31, 2007, was for an additional premium of $0.5 million, which was based on the level of actual premiums written on bonds for the large national contractor. In December 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2008, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of December 31, 2007 and 2006, the Company had ceded losses of $50.0 million under the terms of this contract, with unpaid ceded losses of $46.8 million and $50.0 million as of December 31, 2007 and 2006, respectively.

As of December 31, 2007 and December 31, 2006, CNA Surety had an insurance receivable balance from CCC and CIC of $62.9 million, including $50.5 million of reinsurance recoverables and $12.4 million of premiums receivable, and $61.9 million, including $55.0 million of reinsurance recoverables and $6.9 million of premiums receivable, respectively. CNA Surety had reinsurance payables to CCC and CIC as of December 31, 2007 of $0.1 million. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2006.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Reserves for Losses and Loss Adjustment Expenses

Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Reserves at beginning of period:
Gross	$434,224	$424,449	$363,387
Ceded reinsurance	144,858	147,435	116,831

Net reserves at beginning of period	289,366	277,014	246,556

Net incurred loss and loss adjustment expenses:
Provision for insured events of current period	108,178	101,140	151,174
Decrease in provision for insured events of prior periods	(5,054)	(5,310)	(23,333)

Total net incurred	103,124	95,830	127,841

Net payments attributable to:
Current period events	14,265	6,855	32,030
Prior period events	55,879	76,623	65,353

Total net payments	70,144	83,478	97,383

Net reserves at end of period	322,346	289,366	277,014
Ceded reinsurance at end of period	150,496	144,858	147,435

Gross reserves at end of period	$472,842	$434,224	$424,449

The Company recorded net loss reserve development in prior accident years which resulted in a decrease of the estimated liability of $5.1 million, $5.3 million and $23.3 million for 2007, 2006 and 2005, respectively.

The favorable development in 2007 primarily resulted from better than expected indemnification recoveries related to a large commercial claim in the 2001 accident year.

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

8.	Commitments and Contingencies

At December 31, 2007 the future minimum commitments under operating leases are as follows: 2008 — $2.0 million; 2009 — $2.0 million; 2010 — $2.0 million; 2011 — $1.8 million; 2012 — $0.9 million. Total rental expense for 2007, 2006 and 2005 was $5.2 million, $5.1 million and $5.0 million, respectively.

The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The components of deferred income taxes as of December 31, 2007 and 2006 were as follows (dollars in thousands):

	2007	2006

Deferred tax assets related to:
Unearned premium reserve	$18,361	$17,795
Loss and loss adjustment expense reserve	3,946	4,070
Accrued expenses	2,253	2,205
Postretirement benefits	4,233	4,873
Other	4,639	3,618

Total deferred tax assets	33,432	32,561

Deferred tax liabilities related to:
Deferred policy acquisition costs	36,498	36,028
Intangible assets	5,650	5,650
Unrealized net gains on securities	4,813	4,120
Other	4,227	4,061

Total deferred tax liabilities	51,188	49,859

Net deferred tax liability	$17,756	$17,298

CNA Surety and its subsidiaries file a consolidated federal income tax return. The income tax allocation between the Company and its subsidiaries is subject to written agreement, approved by the Board of Directors. Allocation is based upon separate return calculations in accordance with the Internal Revenue Code of 1986 with current credit being given to separate company net losses.

The income tax provisions consisted of the following (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Current tax expense	$41,270	$34,446	$13,484
Deferred tax benefit	(1,523)	(1,630)	(1,740)

Total income tax expense	$39,747	$32,816	$11,744

A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
Tax-exempt income deduction	(5.7)	(5.5)	(11.5)
Non-deductible expenses	0.2	0.2	0.3
State income tax, net of federal income tax benefit	0.9	1.0	0.6
Other	(0.3)	(2.3)	(1.0)

Total income tax expense	30.1%	28.4%	23.4%

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CNA Surety is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 2004 through 2007 are subject to examination by the Internal Revenue Service. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

10.	Employee Benefits

CNA Surety sponsors a tax deferred savings plan (“401(k) plan”) covering substantially all of its employees. The Company matches 100% of the participating employee’s contribution up to 3% of eligible compensation and 50% of the participating employee’s contribution between 3% and 6% of eligible compensation (4.5% maximum matching). The Company also makes an additional basic contribution to eligible 401(k) plan participants of 3% (if under age 45) or 5% (if 45 or older) of eligible compensation. In addition, the Company may also make an annual discretionary profit sharing contribution to the 401(k) plan, subject to the approval of the Company’s Board of Directors. The profit sharing contribution may be restricted by plan and regulatory limitations. The Company contribution, including profit sharing, to the 401(k) plan was $4.7 million, $4.0 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Western Surety sponsors two postretirement benefit plans covering certain employees. One plan provides medical benefits, and the other plan provides sick leave termination payments. The medical benefit plan provides coverage for employees, and their eligible dependents, hired by Western Surety before November 1, 1991 and who retire at age 55 or later with at least 15 years of service. Only employees hired by Western Surety prior to 1988 are eligible for the sick leave plan. Further, benefits for the sick leave plan are based on unused accrued sick leave as of December 31, 2003, the date the accruals were frozen. The postretirement medical benefit plan is contributory and the sick leave plan is non-contributory. Western Surety uses a December 31 measurement date for both of its postretirement benefit plans. There were no plan assets for either of the postretirement benefit plans.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the plans’ combined accumulated postretirement benefit obligation at the beginning and end of the last two fiscal years (dollars in thousands):

	2007	2006

Reconciliation of benefit obligation:
Benefit obligation at beginning of the year	$12,466	$10,570
Service cost	334	259
Interest cost	761	584
Actuarial (gain) loss	(3,359)	1,349
Benefits and expenses paid	(201)	(296)

Benefit obligation at end of year	$10,001	$12,466

The Company’s postretirement medical benefit plan’s accumulated postretirement benefit obligation as of December 31, 2007 is $9.3 million.

The Company’s postretirement sick leave plan’s accumulated postretirement benefit obligation as of December 31, 2007 is $0.7 million.

The Company adopted SFAS 158 at December 31, 2006. In accordance with SFAS 158, the following tables set forth the combined plans’ pre-tax adjustment to accumulated other comprehensive income (“AOCI”) (dollars in thousands):

	2007	2006

Amounts not yet recognized in net periodic benefit cost:
Net prior service cost (benefit)	$(511)	$(672)
Net actuarial loss	1,528	5,329

Total pre-tax accumulated other comprehensive income	$1,017	$4,657

Pre-tax AOCI in beginning of year related to postretirement benefit obligation	$4,657	$—
Reclassification adjustments recognized in net periodic benefit cost:
Amortization of prior service cost (credit)	106	—
Amortization of net actuarial loss	(387)	—
Amounts recognized in other comprehensive income arising during the year:
Net actuarial losses/(gains)	(3,359)	—
Increase due to adoption of SFAS 158	—	4,657

Pre-tax AOCI at end of year related to postretirement benefit obligation	$1,017	$4,657

The net actuarial gain in 2007 resulted primarily from a change in the expected cost of claims under the medical benefit plan. In fourth quarter 2007, the Company made a decision to change its service provider effective January 1, 2008. This is expected to result in a significant reduction in the cost of claims.

The amounts recognized in the consolidated balance sheets for postretirement benefit obligations at December 31, 2007 and 2006 were as follows (dollars in thousands):

	2007	2006

Amounts recognized in the consolidated balance sheets for postretirement benefit obligations:
Liability for postretirement benefits	$10,001	$12,466
Deferred income taxes, net	4,223	4,873
Accumulated other comprehensive income, net of tax	138	2,660

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Difference Due to
	Including Effects	Without Effects of	Effects of
	of Tax-Free Subsidy	Tax-Free Subsidy	Tax-Free Subsidy

Liability for postretirement benefits after application of SFAS 158 at December 31, 2007	$10,001	$11,495	$1,494

The plans’ combined net periodic postretirement benefit cost for the last three fiscal years included the following components (dollars in thousands):

	2007	2006	2005

Net periodic benefit cost:
Service cost	$333	$259	$241
Interest cost	761	584	511
Amortization of prior service cost	(106)	(162)	(162)
Net amortization of actuarial loss (gain)	387	270	193

Net periodic benefit cost	$1,375	$951	$783

	2007	2006	2005

Key Assumptions:
Discount rate	5.875%	5.625%	5.50%
Rate of compensation increases (postretirement sick leave plan only)	5.0%	5.0%	5.0%
Initial health care cost trend rate, pre-Medicare	10.0%	10.0%	10.0%
Initial health care cost trend rate, post-Medicare	10.0%	10.0%	10.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Year in which ultimate trend rate is reached	2013	2012	2011
Mortality	RP 2000 Projected	RP 2000 Projected	1983 GAM
Average remaining service life — postretirement medical plan	12.7 Years	12.7 Years	13.1 Years
Average life expectancy — postretirement medical plan	14.3 Years	13.5 Years	13.9 Years
Average remaining service life — sick leave plan	12.7 Years	12.6 Years	12.9 Years

The Company selected a discount rate of 5.875% to measure the accumulated postretirement benefit obligation. Reasonableness of this rate was verified by determining the single constant discount rate that determines approximately the same liability as does discounting the expected cash flow associated with the liability using a yield curve model for yields on high grade corporate bonds. Models used to evaluate this rate included the Citigroup Pension Discount Curve and the Hewitt Bond Universe. At December 31, 2006, the rates determined by these models were very similar. In selecting the rate of 5.625% at that date, the Company relied more heavily on the Citigroup Pension Discount Curve. As a result of downward divergence of the Hewitt Bond Universe in 2007, the Company relied more heavily on this model to select the December 31, 2007 discount rate.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the benefit

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation as of December 31, 2007 by $1.9 million and increase the aggregate of service cost and interest cost for the year then ended by $0.2 million. Decreasing the assumed health care cost trend rates by 1 percentage point in each year would decrease the benefit obligation as of December 31, 2007 by $1.5 million and decrease the aggregate of service cost and interest cost for the year then ended by $0.1 million.

The estimated benefit expected to be recognized from AOCI into net periodic benefit cost in 2008 is as follows (dollars in thousands):

Amortization of prior service cost (credit)	$(162)
Amortization of net actuarial loss	50

Total estimated (benefit) expense to be recognized	$(112)

The Company expects to contribute $0.3 million to the postretirement benefit plans to pay benefits in 2008. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. These amounts are shown both gross and net of the federal subsidy to plan sponsors under the MMA in the following table (dollars in thousands).

	Before Impact of Federal Subsidy	Net of Federal Subsidy

2008	$281	$254
2009	301	270
2010	317	278
2011	337	292
2012	375	327
2013-2017	2,802	2,505

11.	Stockholders’ Equity

The compensation expense recorded for the Company’s stock-based compensation plan in 2007 and 2006 was $1.9 million and $1.2 million, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.6 million and $0.4 million in 2007 and 2006, respectively. The amount of cash received from the exercise of stock options was $3.6 million, $7.8 million and $3.7 million in 2007, 2006 and 2005, respectively.

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

On February 13, 2007, 334,100 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $9.04 for these options. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.8%; dividend yield of 0.0%; volatility of 34.7%; and expected option life of 6.3 years. The Company has estimated the expected option life using the simplified method allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The Company’s stock options qualify for this method based on the criteria defined in SAB 107. As of December 31, 2007, the number of shares available for granting of options under the 2006 Plan was 2,678,700.

No options were granted during 2006. During 2005, 354,775 options were granted. The weighted average fair market value (at grant date) for these options was $5.17 per option. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2005: risk free interest rate of 4.4%; dividend yield of 0.0%; expected option life of 6 years; and volatility of 30.2%.

A summary of the status of the Company’s outstanding options as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted
		Average Option
	Shares Subject	Price per
	to Option	Share

Outstanding options at January 1, 2007	1,008,525	12.02
Options granted	334,100	20.70
Options forfeited	(40,825)	14.97
Options expired	(7,390)	15.80
Options exercised	(239,822)	12.43

Outstanding options at December 31, 2007	1,054,588	14.53

A summary of the status of the Company’s non-vested options as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value

Non-vested options at January 1, 2007	481,613	$4.51
Options granted	334,100	$9.04
Options vested	(220,331)	$4.28
Options forfeited	(40,825)	$5.98

Non-vested options at December 31, 2007	554,557	$7.23

The total fair value of stock options vested was $0.9 million, $1.2 million and $0.9 million in 2007, 2006 and 2005, respectively.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$9.35 to $11.50	234,725	5.0 years	$9.86	233,475	$9.86
$12.06 to $15.875	498,563	7.1 years	12.76	266,556	12.77
$16.00 and above	321,300	9.1 years	20.70	—	—

A summary of the options vested or expected to vest and options exercisable as of December 31, 2007 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life

December 31, 2007	982,045	$14.23	$5,707,693	7.2 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life

December 31, 2007	500,031	$11.41	$4,190,236	5.9 years

The total intrinsic value of options exercised was $1.9 million, $2.6 million and $1.0 million for 2007, 2006 and 2005 respectively. The tax benefits recognized by the Company for these exercises were $0.6 million, $0.9 million and $0.4 million for 2007, 2006 and 2005 respectively.

As previously discussed, the Company adopted SFAS 123R on January 1, 2006. Prior to 2006, the Company applied the intrinsic value method under APB 25, and related interpretations, in accounting for its stock-based compensation plan as allowed under the provisions of SFAS 123. Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date. The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation under the Company’s stock-based compensation plan (amounts in thousands, except for per share data):

Year Ended
December 31,
2005

Net income	$38,431
Less: Total stock-based compensation cost determined under the fair value method, net of tax	(758)

Pro forma net income	$37,673

Basic and diluted earnings per share, as reported	$0.89

Basic earnings per share, pro forma	$0.87

As of December 31, 2007, there was $1.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2008 — $1.0 million; 2009 — $0.4 million; 2010 — $0.2 million.

Effective January 1, 1998, the Company established the CNA Surety Corporation Non-Employee Directors Deferred Compensation Plan. Under this plan, which was terminated on December 31, 2004, each director who was

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not a full-time employee of the Company or any of its affiliates could defer all or a portion of the annual retainer fee that would otherwise be paid to such director. The deferral amount was credited to a deferred compensation account and deemed invested in common stock units. Each director was fully vested in his or her deferred compensation amount. Common stock units are convertible into CNA Surety common stock at the election of the director. Aggregate common stock units outstanding as of December 31, 2007 and 2006 were 12,511 and 14,339, respectively.

12.	Segment Information

The Company is a leading provider of surety and fidelity bonds in the United States. According to the Surety Association of America (“SAA”), the surety and fidelity segment of the domestic property and casualty insurance industry aggregates approximately $6.4 billion in direct written premiums, comprised of approximately $5.1 billion in surety premiums and $1.3 billion in fidelity premiums.

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

	Gross Written Premiums
		% of		% of		% of
	2007	Total	2006	Total	2005	Total

Contract	$305,624	64.8%	$285,157	63.2%	$248,662	59.6%
Commercial:
License and permit	78,875	16.7	79,144	17.5	77,764	18.6
Judicial and fiduciary	23,348	5.0	23,949	5.3	23,142	5.5
Public official	23,584	5.0	23,491	5.2	26,428	6.3
Other	9,021	1.9	8,287	1.9	6,406	1.6

Total commercial	134,828	28.6	134,871	29.9	133,740	32.0
Fidelity and other	31,208	6.6	31,328	6.9	35,128	8.4

	$471,660	100.0%	$451,356	100.0%	$417,530	100.0%

Domestic	$467,285	99.1%	$448,387	99.3%	$415,520	99.5%
International	4,375	0.9	2,969	0.7	2,010	0.5

	$471,660	100.0%	$451,356	100.0%	$417,530	100.0%

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Written Premiums
		% of		% of		% of
	2007	Total	2006	Total	2005	Total

Contract	$266,749	62.3%	$247,987	60.5%	$202,798	55.4%
Commercial	130,332	30.4	130,314	31.8	128,022	35.0
Fidelity and other	31,208	7.3	31,328	7.7	35,128	9.6

	$428,289	100.0%	$409,629	100.0%	$365,948	100.0%

Domestic	$423,914	99.0%	$406,684	99.3%	$363,940	99.5%
International	4,375	1.0	2,945	0.7	2,008	0.5

	$428,289	100.0%	$409,629	100.0%	$365,948	100.0%

In 2007, approximately $63.4 million, or 13.4% of gross written premiums were generated from national insurance brokers, with the single largest national broker production comprising $14.5 million, or 3.1%, of gross written premiums. Approximately $61.9 million, or 13.7%, of gross written premiums were generated from national insurance brokers in 2006 with the single largest national broker production comprising $14.5 million, or 3.2%, of gross written premiums. In 2005, approximately $61.4 million, or 14.7%, of gross written premiums were generated from national insurance brokers, with the single largest national broker production comprising $13.3 million, or 3.2%, of gross written premiums.

13.	Statutory Financial Data (unaudited)

CNA Surety’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by applicable insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as guidance provided in a variety of publications of the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. The Company’s insurance subsidiaries follow three permitted accounting practices which did not have a material effect on reported statutory surplus or income. The Company’s insurance subsidiaries were given permission to report activity in the Small Business Administration’s Surety Bond Guarantee program as a reinsurance program and to report all indemnification recoveries as recoveries of loss rather than allocating recoveries between loss and loss adjustment expenses. Also, Surety Bonding has been given permission to report ceding commissions received from Western Surety that exceed the acquisition costs related to the business ceded as a reduction to commission expense. Historically, the principal differences between statutory financial statements and financial statements prepared in accordance with GAAP are that statutory financial statements do not reflect deferred policy acquisition costs or intangible assets, deferred income taxes are recorded but there are limitations as to the amount of deferred tax assets that may be reported as “admitted” assets and fixed income securities are generally carried at amortized cost in statutory financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles consolidated stockholders’ equity at December 31, 2007 and 2006 as reported herein in conformity with GAAP with total statutory capital and surplus of CNA Surety’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities (dollars in thousands):

	2007	2006

Consolidated equity per GAAP	$667,705	$565,902
Impact of non-insurance companies and eliminations	18,063	19,720

Insurance company equity per GAAP	685,768	585,622
Intangible assets	(133,361)	(133,361)
Net unrealized gain on fixed income securities	(14,092)	(11,690)
Deferred policy acquisition costs	(104,280)	(102,937)
Deferred income taxes, net	34,134	33,408
Accumulated postretirement benefit obligations	1,017	4,657
Non-admitted assets	(26,961)	(26,684)

Total statutory capital and surplus per statutory accounting practices	$442,225	$349,015

The NAIC has promulgated Risk-Based Capital (“RBC”) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy, and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by a company or regulators. As of December 31, 2007 each of CNA Surety’s insurance subsidiaries had a Ratio that was in compliance with the minimum RBC requirements.

CNA Surety’s insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of each insurance subsidiary in excess of a statutorily prescribed minimum is available for payment of dividends to the parent company. However, such distributions as dividends may be subject to prior regulatory approval. Without prior regulatory approval in 2008, Western Surety may pay dividends of $96.7 million to CNA Surety. Combined statutory surplus for the insurance subsidiaries at December 31, 2007 was $442.2 million.

14.	Related Party Transactions

In addition to those described in Note 6. Reinsurance, the Company has the following related party transactions.

Effective July 1, 2004, CNA Surety entered into an Administrative Services Agreement with CCC. This agreement, that replaced an agreement originally effective January 1, 2001, allows the Company to purchase and/or have access to certain services provided by CNAF. The Company will also pay CNAF a management fee for its proportionate share of administrative and overhead costs incurred in supporting the services provided pursuant to this agreement. The management fee for the year 2008 is $2.1 million that shall be paid by CNA Surety to CNAF. The amounts paid were $2.1 million, $2.0 million and $1.9 million for 2007, 2006 and 2005, respectively. The agreement also allows CCC to purchase services from the Company. In 2007, 2006 and 2005, CCC paid the

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company $1.3 million, $1.1 million and $0.8 million, respectively, for services in connection with licensing and appointing CCC’s insurance producers as required by state insurance laws. This agreement shall be effective so long as CNAF or their affiliates or shareholders shall continue to own a majority interest in CNA Surety. This agreement may be terminated by either party upon the provision of 30 days prior notice of such termination to the other party.

The Company was charged $7.3 million, $7.4 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, for rents and services provided under the Administrative Services Agreement. The Company was charged $0.4 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively, for direct costs incurred by CCC on the Company’s behalf. In 2005, the Company received $0.1 million for direct costs incurred by CCC on the Company’s behalf. This credit resulted from the release of certain prior year expenses allocated to the Company during 2005. The Company had a $0.5 million payable balance to CCC related to the Administrative Services Agreement as of December 31, 2007. The Company had no payable balance to CCC related to the Administrative Services Agreement as of December 31, 2006.

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

From time to time, Western Surety provided surety bonds guaranteeing insurance payments of certain companies to CCC and its affiliates under retrospectively rated insurance policies underwritten by CCC and its affiliates. Under the terms of these bonds, referred to as insurance program bonds, if the principal, the insured company, failed to make a required premium payment, CCC and its affiliates would have a claim against the Company under the bond. The Company now has a policy not to issue such bonds to companies insured by CCC and its affiliates. The last such bond was written in 2001 and currently bonds with less than $0.1 million of total penal sums remain as of December 31, 2007.

Western Surety from time to time provides license and permit bonds and appeal bonds to CCC and its affiliates and to clients of CCC and its affiliates. Under procedures established by the Audit Committee, the Company may issue appeal bonds for CCC and its affiliates and their clients with penal sums of $10.0 million or less without prior Audit Committee approval as long as those bonds meet the Company’s normal underwriting standards, the rates charged are market rates and that the Company has received the indemnity of CCC. Bonds greater than $10.0 million require the prior approval of the Audit Committee. As of December 31, 2007, the total amount of the outstanding appeal and license and permit bonds written on behalf of CCC and its affiliates was approximately $95.2 million. Of that amount, the majority consisted of 36 appeal bonds with a penal sum of $91.6 million. Western Surety has entered into indemnity agreements with CCC and its affiliates indemnifying Western Surety for any loss arising from the issuance of bonds for CCC and its affiliates. The premium for all bonds written on behalf of CCC and its affiliates was approximately $0.6 million in 2007, $0.6 million in 2006 and $0.6 million in 2005.

In 2006, the Company, through the Quota Share Treaty, assumed three bonds for Mexdrill Offshore, S. DE R.L. DE C. V. (“Mexdrill Offshore”), a subsidiary of Diamond Offshore Drilling, Inc. (“Diamond Offshore”). Loews owns 51% of Diamond Offshore’s shares. As stated in Note 6. Reinsurance, the Company is in full control of all aspects of the underwriting and claim management of the business assumed under the Quota Share Treaty. Prior to the Company’s issuance of these bonds with penal sums of $24.9 million, $32.0 million and $16.1 million, respectively, the Company’s Audit Committee approved issuance of the bonds on behalf of Diamond Offshore for up to $150.0 million in total bond exposure provided that the bonds meet the Company’s normal underwriting standards, the rates charged are market rates and the Company receives the indemnity of Diamond Offshore. The premium for these bonds was $0.9 million.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, the Company, through the Quota Share Treaty, assumed one bond for Mexdrill Offshore and one bond for Diamond Offshore. The penal sums of these bonds were $0.7 million and $7.3 million, respectively. The premium for these two bonds was less than $0.1 million.

Also, in 2007, the Company, through the Quota Share Treaty, assumed two bonds for Gulf South Pipeline Company, LP, a subsidiary of Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”). Loews owns 70% of Boardwalk Pipeline shares. Prior to the Company’s issuance of these bonds with penal sums of $1.2 million and $0.4 million, respectively, the Company’s Audit Committee approved issuance of the bonds on behalf of Boardwalk Pipeline. The premium for these two bonds was less than $0.1 million in 2007.

15.	Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Revenues	$109,283	$115,620	$125,010	$115,784

Income before income taxes	$29,721	$31,018	$40,478	$31,026
Income tax expense	8,972	9,124	12,481	9,170

Net income	$20,749	$21,894	$27,997	$21,856

Basic earnings per common share	$0.47	$0.50	$0.64	$0.50

Diluted earnings per common share	$0.47	$0.50	$0.63	$0.49

2006
Revenues	$101,060	$107,145	$111,649	$111,839

Income before income taxes	$25,599	$27,674	$33,022	$29,339
Income tax expense	7,598	8,185	9,402	7,631

Net income	$18,001	$19,489	$23,620	$21,708

Basic earnings per common share	$0.41	$0.45	$0.54	$0.50

Diluted earnings per common share	$0.41	$0.45	$0.54	$0.49

2005
Revenues	$90,545	$93,316	$99,850	$100,371

Income (loss) before income taxes	$19,535	$(20,344)	$27,045	$23,939
Income tax expense (benefit)	5,460	(8,409)	7,262	7,431

Net income	$14,075	$(11,935)	$19,783	$16,508

Basic and diluted earnings (loss) per common share	$0.33	$(0.28)	$0.46	$0.38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2007, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based on their evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely manner.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2007 Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15 (f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEMS 10, 11, 12, 13, and 14.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) relating to the Company’s Annual Meeting of Stockholders to be held not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information required by Items 10 through 14 will appear in the Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SCHEDULE I

CNA SURETY CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2007 and 2006

	As of December 31, 2007
	Cost or
	Amortized	Fair	Carrying
	Cost	Value	Value
	(Amounts in thousands)

Fixed Income Securities:
U.S. Government and government agencies and authorities	$155,152	$156,527	$156,527
States, municipalities and political subdivisions	625,858	638,125	638,125
All other bonds, including corporate bonds and other asset-backed securities	168,698	168,702	168,702

Total fixed income securities	949,708	963,354	963,354

Equity securities	1,683	1,789	1,789
Short-term investments	49,453		49,453

Total investments	$1,000,844		$1,014,596

	As of December 31, 2006
	Cost or
	Amortized	Fair	Carrying
	Cost	Value	Value
	(Amounts in thousands)

Fixed Income Securities:
U.S. Government and government agencies and authorities	$132,758	$131,005	$131,005
States, municipalities and political subdivisions	492,640	506,345	506,345
All other bonds, including corporate bonds and other asset-backed securities	147,780	147,441	147,441

Total fixed income securities	773,178	784,791	784,791

Equity securities	1,508	1,668	1,668
Short-term investments	103,640		103,640
Other investments	22		22

Total investments	$878,348		$890,121

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
BALANCE SHEETS

	December 31,
	2007	2006
	(Amounts in thousands)

ASSETS
Investments in and advances to subsidiaries	$680,923	$578,865
Fixed income securities (amortized cost: $-0- and $800)	—	800
Equity investments (cost: $1,683 and $1,508)	1,789	1,668
Short-term investments, at cost (which approximates fair value)	7,294	9,452
Cash (restricted: $4,765 and $2,823)	4,767	2,897
Other assets	6,384	6,394

Total assets	$701,157	$600,076

LIABILITIES
Debt	$30,791	$30,690
Other liabilities	2,661	3,484

Total liabilities	33,452	34,174

STOCKHOLDERS’ EQUITY
Common stock	455	453
Additional paid-in capital	274,069	268,651
Retained earnings	399,241	306,745
Accumulated other comprehensive income	8,800	4,993
Treasury stock, at cost	(14,860)	(14,940)

Total stockholders’ equity	667,705	565,902

Total liabilities and stockholders’ equity	$701,157	$600,076

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Revenues:
Net investment income	$677	$854	$774
Net realized investment gains	146	117	2,227

Total revenues	823	971	3,001

Expenses:
Interest expense	2,918	3,669	3,545
Corporate expense	7,193	7,672	5,648

Total expenses	10,111	11,341	9,193

Loss from operations before income taxes and equity in net income of subsidiaries	(9,288)	(10,370)	(6,192)
Income tax benefit	(3,367)	(5,235)	(2,069)

Net loss before equity in net income of subsidiaries	(5,921)	(5,135)	(4,123)
Equity in net income of subsidiaries	98,417	87,953	42,554

Net income	$92,496	$82,818	$38,431

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net income	$92,496	$82,818	$38,431
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net income of subsidiaries	(98,417)	(87,953)	(42,554)
Depreciation and amortization	101	101	101
Net realized investment gains	(146)	(117)	(2,227)
Stock-based compensation	1,892	1,207	—
Cash dividends from subsidiaries	2,000	11,513	20,465
Tax payments received from subsidiaries	43,385	42,449	11,764
Federal income tax payments	(41,000)	(37,250)	(10,000)
Changes in:
Deferred income taxes, net	(483)	(653)	(650)
Accrued expenses	(747)	642	(373)
Change in other assets and liabilities	(3,380)	(5,358)	(253)

Net cash (used in) provided by operating activities	(4,299)	7,399	14,704

INVESTING ACTIVITIES:
Net advances from (to) subsidiaries	232	(2,032)	731
Net sales of fixed income securities	200	200	7,860
Net purchases of equity securities	(29)	(190)	(38)
Changes in short-term investments	2,158	7,099	(10,753)

Net cash provided by (used in) investing activities	2,561	5,077	(2,200)

FINANCING ACTIVITIES:
Principal payments on debt	—	(20,000)	(15,000)
Debt issuance costs	—	—	(125)
Employee stock option exercises and other	3,608	7,855	3,428

Net cash provided by (used in) financing activities	3,608	(12,145)	(11,700)

Increase in cash	1,870	331	804
Cash at beginning of period	2,897	2,566	1,762

Cash at end of period	$4,767	$2,897	$2,566

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
NOTES TO CONDENSED FINANCIAL INFORMATION

1.	Restricted Cash and Short-Term Investments

As of December 31, 2007 and 2006, short-term investments and cash included $9.8 million and $9.4 million, respectively, of restricted cash primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.

SCHEDULE III

CNA SURETY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION
As of and for the Years Ended
December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Deferred policy acquisition costs	$104,280	$102,937

Unpaid losses and loss adjustment expense reserves	$472,842	$434,224

Unearned premiums	$258,930	$253,803

Net premium revenue	$421,506	$393,642	$348,361

Net investment income	$44,636	$39,324	$33,747

Benefits, claims, losses and settlement expenses	$103,124	$95,830	$127,841

Amortization of deferred policy acquisition costs	$170,346	$164,510	$156,642

Other operating expenses	$57,066	$52,050	$45,879

Net premiums written	$428,289	$409,629	$365,948

SCHEDULE IV

CNA SURETY CORPORATION AND SUBSIDIARIES

REINSURANCE
For the Years Ended December 31, 2007, 2006 and 2005

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies(1)	Amount	to Net
	(Amounts in thousands)

Year Ended December 31, 2007
Premiums written:
Property and casualty insurance	$360,877	$43,371	$110,783	$428,289	25.9%

Total premiums written	$360,877	$43,371	$110,783	$428,289	25.9%

Premiums earned:
Property and casualty insurance	$353,594	$45,026	$112,938	$421,506	26.8%

Total premiums earned	$353,594	$45,026	$112,938	$421,506	26.8%

Year Ended December 31, 2006
Premiums written:
Property and casualty insurance	$334,020	$41,727	$117,336	$409,629	28.6%

Total premiums written	$334,020	$41,727	$117,336	$409,629	28.6%

Premiums earned:
Property and casualty insurance	$324,831	$44,958	$113,769	$393,642	28.9%

Total premiums earned	$324,831	$44,958	$113,769	$393,642	28.9%

Year Ended December 31, 2005
Premiums written:
Property and casualty insurance	$311,435	$51,582	$106,095	$365,948	29.0%

Total premiums written	$311,435	$51,582	$106,095	$365,948	29.0%

Premiums earned:
Property and casualty insurance	$288,994	$54,141	$113,508	$348,361	32.6%

Total premiums earned	$288,994	$54,141	$113,508	$348,361	32.6%

(1)	Primarily from affiliates.

SCHEDULE V

CNA SURETY CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
As of and for the Years Ended December 31, 2007, 2006 and 2005

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
	(Amounts in thousands)

Year Ended December 31, 2007
Allowance for doubtful accounts on premiums receivable	$1,369	$393	$—	$617	$1,145

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

Year Ended December 31, 2006
Allowance for doubtful accounts on premiums receivable	$1,490	$594	$—	$715	$1,369

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

Year Ended December 31, 2005
Allowance for doubtful accounts on premiums receivable	$2,153	$(168)	$—	$495	$1,490

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

(1)	Write-offs charged against allowance.

SCHEDULE VI

CNA SURETY CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
INSURANCE OPERATIONS
As of and for the Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Deferred policy acquisition costs	$104,280	$102,937

Reserves for unpaid claims and claim adjustment expenses	$472,842	$434,224

Discount (if any) deducted	$—	$—

Unearned premiums	$258,930	$253,803

Net premium revenue	$421,506	$393,642	$348,361

Net investment income	$44,636	$39,324	$33,747

Net claims and claim expenses incurred related to:
Current year	$108,178	$101,140	$151,174

Prior years	$(5,054)	$(5,310)	$(23,333)

Amortization of deferred policy acquisition costs	$170,346	$164,510	$156,642

Net paid claims and claim adjustment expenses	$70,144	$83,478	$97,383

Net premiums written	$428,289	$409,629	$365,948

(a)(3) Exhibits

Exhibit
Number		Description

9		Not applicable.
10	(1)	Form of The CNA Surety Corporation Replacement Stock Option Plan (filed on August 15, 1997 as Exhibit 10(12) to CNA Surety Corporation’s Registration Statement on Form S-4 (Registration No. 333-33753), and incorporated herein by reference.)
10	(2)	Form of CNA Surety Corporation 1997 Long-Term Equity Compensation Plan (filed on August 15, 1997 as Exhibit 10(13) to CNA Surety Corporation’s Registration Statement on Form S-4 (Registration No. 333-33753), and incorporated herein by reference.)
10	(3)	Form of Aggregate Stop Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.’s Form 8-K, and incorporated herein by reference.)
10	(13)	Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on March 15, 2004 as Exhibit 10(13) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference.)
10	(15)	Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on November 14, 2002 as Exhibit 10(3) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(16)	Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on March 26, 2003 as Exhibit 10(9) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference.)
10	(17)	Second Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on November 13, 2003 as Exhibit 10(2) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(18)	Third Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on November 13, 2003 as Exhibit 10(2) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(19)	Form of Services and Indemnity Agreement by and between Western Surety Company and Continental Casualty Company (filed on November 14, 2002 as Exhibit 10(5) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(23)	Form of CNA Surety Corporation 2000 Employee Stock Purchase Plan (filed on January 26, 2001 (incorporated by reference) to CNA Surety Corporation’s Registration Statement on Form S-8 (Registration No. 333-54440), and incorporated herein by reference.)
10	(27)	Form of CNA Surety Corporation 2005 Deferred Compensation Plan (filed on May 2, 2005 as Exhibit 10(27) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(28)	Form of CNA Surety Corporation 2005 Deferred Compensation Plan Trust (filed on May 2, 2005 as Exhibit 10(28) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(29)	Form of Third Amendment to CNA Surety Corporation 2005 Deferred Compensation Plan (filed on May 2, 2005 as Exhibit 10(29) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(30)	Form of Employment Agreement dated as of January 1, 2006 by and between CNA Surety Corporation and John F. Welch (filed on December 14, 2005 as Exhibit 10(30) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference.)
10	(32)	Amendment to Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on August 2, 2005 as Exhibit 10(31) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(33)	Amendment to Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on August 2, 2005 as Exhibit 10(32) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)

Exhibit
Number		Description

10	(34)	Form of CNA Surety Corporation 2006 Long-Term Equity Compensation Plan (filed on February 16, 2006 as Exhibit 10(34) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference.)
10	(35)	Refinancing of Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on July 28, 2005 as CNA Surety Corporation’s Form 8-K, and incorporated herein by reference.)
10	(36)	CNA Surety Corporation 2006 Long-Term Equity Compensation Plan (filed on December 21, 2006 to CNA Surety Corporation’s Registration Statement on Form S-8 (Registration No. 333-139551), and incorporated herein by reference.)
10	(37)	Post-Effective Amendment to CNA Surety Corporation 1997 Long-Term Equity Compensation Plan (filed on December 21, 2006 to CNA Surety Corporation’s Registration Statement on Form S-8 POS (Registration No. 333-37207), and incorporated herein by reference.)
10	(38)	Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on February 21, 2007 as Exhibit 10(38) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference.)
11		Not Applicable.
12		Not Applicable.
13		Not Applicable.
16		Not Applicable.
18		Not Applicable.
21		Subsidiaries of the Registrant.
22		Not Applicable.
23		Consent of Deloitte & Touche LLP dated February 19, 2008.
24		Not Applicable.
31	(1)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
31	(2)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.
32	(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated February 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Title	Signature

February 19, 2008	Chairman of the Board and Director	/s/ James R. Lewis James R. Lewis

February 19, 2008	Director	/s/ Philip H. Britt Philip H. Britt

February 19, 2008	Director	/s/ Robert A. Tinstman Robert A. Tinstman

February 19, 2008	Director	/s/ David B. Edelson David B. Edelson

February 19, 2008	Director	/s/ Anthony S. Cleberg Anthony S. Cleberg

February 19, 2008	Director	/s/ D. Craig Mense D. Craig Mense

February 19, 2008	Director	/s/ John F. Welch John F. Welch