Form 10-Q
period 2008-03-31
CNA SURETY CORP
filed 2008-04-29
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
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
44,136,691 shares of Common Stock, $.01 par value as of April 18, 2008.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS
Invested assets:
Fixed income securities, at fair value (amortized cost: $976,729 and $949,708)	$986,179	$963,354
Equity securities, at fair value (cost: $1,860 and $1,683)	1,858	1,789
Short-term investments, at cost (approximates fair value)	20,695	49,453

Total invested assets	1,008,732	1,014,596
Cash	13,350	10,230
Deferred policy acquisition costs	105,834	104,280
Insurance receivables:
Premiums, including $12,123 and $12,317 from affiliates, (net of allowance for doubtful accounts: $1,057 and $1,145)	42,525	36,317
Reinsurance, including $57,095 and $50,547 from affiliates	139,427	127,119
Deposit with affiliated ceding company	34,919	34,644
Intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Current income taxes receivable	––	1,960
Property and equipment, at cost (less accumulated depreciation and amortization: $29,964 and $29,467)	25,121	24,288
Prepaid reinsurance premiums (including $207 and $322 from affiliates)	404	510
Accrued investment income	11,926	12,242
Other assets	17,402	2,683

Total assets	$1,538,425	$1,507,654

LIABILITIES
Reserves:
Unpaid losses and loss adjustment expenses	$482,188	$472,842
Unearned premiums	264,627	258,930

Total reserves	746,815	731,772
Debt	30,816	30,791
Deferred income taxes, net	16,757	17,756
Reinsurance and other payables to affiliates	183	643
Accrued expenses	11,778	18,273
Liability for postretirement benefits	10,159	10,001
Federal income tax payable	7,321	––
Other liabilities	26,319	30,713

Total liabilities	850,148	839,949
Commitments and contingencies (See Notes 3, 5, & 8)

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 45,517 shares issued and 44,137 shares outstanding at March 31, 2008 and 45,505 shares issued and 44,121 shares outstanding at December 31, 2007	455	455
Additional paid-in capital	274,722	274,069
Retained earnings	422,143	399,241
Accumulated other comprehensive income	5,776	8,800
Treasury stock, 1,380 and 1,384 shares, at cost	(14,819)	(14,860)

Total stockholders’ equity	688,277	667,705

Total liabilities and stockholders’ equity	$1,538,425	$1,507,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Net earned premium	$102,641	$98,303
Net investment income	11,765	10,701
Net realized investment (losses) gains	(9)	279

Total revenues	114,397	109,283

Expenses:
Net losses and loss adjustment expenses	25,968	24,943
Net commissions, brokerage and other underwriting expenses	55,287	53,898
Interest expense	619	721

Total expenses	81,874	79,562

Income before income taxes	32,523	29,721
Income tax expense	9,621	8,972

Net income	$22,902	$20,749

Earnings per common share	$0.52	$0.47

Earnings per common share, assuming dilution	$0.52	$0.47

Weighted average shares outstanding	44,130	43,931

Weighted average shares outstanding, assuming dilution	44,273	44,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Income (Loss)	At Cost	Equity
Balance, December 31, 2006	43,872	$453	$268,651		$306,745	$4,993	$(14,940)	$565,902
Comprehensive income:
Net income	—	—	—	$20,749	20,749	—	—	20,749
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $644 (net of reclassification adjustment of ($161), after income tax benefit of $87)	—	—	—	(1,196)	—	(1,196)	—	(1,196)
Net change related to postretirement benefits, after income tax expense of $15	—	—	—	26	—	26	—	26

Total comprehensive income	—	—	—	$19,579	—	—	—	––

Stock-based compensation	—	—	490		—	—	—	490
Stock options exercised and other	109	1	1,571		—	—	37	1,609

Balance, March 31, 2007	43,981	$454	$270,712		$327,494	$3,823	$(14,903)	$587,580

Balance, December 31, 2007	44,121	$455	$274,069		$399,241	$8,800	$(14,860)	$667,705
Comprehensive income:
Net income	—	—	—	$22,902	22,902	—	—	22,902
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $1,506 (net of reclassification adjustment of $1, after income tax expense of $0)	—	—	—	(2,797)	—	(2,797)	—	(2,797)
Net change related to postretirement benefits, after income tax expense of $206	—	—	—	(227)	—	(227)	—	(227)

Total comprehensive income	—	—	—	$19,878	—	—	—	—

Stock-based compensation	—	—	500		—	—	—	500
Stock options exercised and other	16	—	153		—	—	41	194

Balance, March 31, 2008	44,137	$455	$274,722		$422,143	$5,776	$(14,819)	$688,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,902	$20,749
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(91)	(148)
Depreciation and amortization	1,315	1,426
Amortization (accretion) of bond premium (discount), net	617	(155)
Loss (gain) on disposal of property and equipment	37	(31)
Net realized investment losses (gains)	9	(279)
Stock-based compensation	500	490
Changes in:
Insurance receivables	(18,425)	(5,295)
Reserve for unearned premiums	5,697	9,858
Reserve for unpaid losses and loss adjustment expenses	9,346	(2,250)
Deposits with affiliated ceding company	(275)	(305)
Deferred policy acquisition costs	(1,554)	(2,841)
Deferred income taxes, net	283	289
Reinsurance and other payables to affiliates	(460)	129
Prepaid reinsurance premiums	106	614
Accrued expenses	(6,495)	(8,494)
Other assets and liabilities	5,681	149

Net cash provided by operating activities	19,193	13,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed income securities:
Purchases	(52,316)	(66,628)
Maturities	5,476	8,008
Sales	19,000	3,214
Purchases of equity securities	(300)	(298)
Proceeds from the sale of equity securities	114	202
Changes in short-term investments	28,960	43,554
Purchases of property and equipment, net	(2,161)	(1,549)
Change in receivables for securities sold	(15,141)	––
Other, net	100	(9)

Net cash used in investing activities	(16,268)	(13,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Employee stock option exercises and other	195	1,609

Net cash provided by financing activities	195	1,609

Increase in cash	3,120	2,009
Cash at beginning of period	10,230	7,164

Cash at end of period	$13,350	$9,173

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for
Interest	$670	$711
Income taxes	$38	$584
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
1. Significant Accounting Policies
Formation of CNA Surety Corporation and Merger
     In December 1996, CNA Financial Corporation (“CNAF”) and Capsure Holdings Corp. (“Capsure”) agreed to merge (the “Merger”) the surety business of CNAF with Capsure’s insurance subsidiaries, Western Surety Company (“Western Surety”), Surety Bonding Company of America (“Surety Bonding”) and Universal Surety of America (“Universal Surety”), into CNA Surety Corporation (“CNA Surety” or the “Company”). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 62% of the outstanding common stock of CNA Surety. Loews Corporation (“Loews”) owns approximately 90% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, “CCC”) and The Continental Insurance Company and its property and casualty affiliates (collectively, “CIC”).
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
Basis of Presentation
     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2007 Form 10-K. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year.
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

     The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended
	March 31,
	2008	2007
Net income	$22,902	$20,749

Shares:
Weighted average shares outstanding	44,121	43,872
Weighted average shares of options exercised and additional stock issuance	9	59

Total weighted average shares outstanding	44,130	43,931
Effect of dilutive options	143	286

Total weighted average shares outstanding, assuming dilution	44,273	44,217

Earnings per share	$0.52	$0.47

Earnings per share, assuming dilution	$0.52	$0.47

     No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.6 million were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2008 because the exercise price of these options was greater than the average market price of CNA Surety’s common stock. There were no options excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007.
Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 helps to mitigate this type of accounting-induced earnings volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), discussed below, or SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. SFAS 159 is effective for fiscal years ending after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for any assets or liabilities under SFAS 159. The adoption and subsequent application of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.
     In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within the year of adoption. For fiscal years beginning after November 15, 2007, companies are required to implement the standard for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB issued Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.
     SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities. The impact of considering the Company’s own credit spreads when measuring the fair value of liabilities, including derivatives, did not have a material impact on fair value measurements. Overall, the impact of partially adopting SFAS No. 157 did not have a significant impact on the financial condition at the date of adoption or the results of operations for the three months ended March 31, 2008.

2. Investments
     The estimated fair value and amortized cost or cost of fixed income and equity securities held at March 31, 2008 and December 31, 2007, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
March 31, 2008	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,775	$1,167	$—	$—	$18,942
U.S. Agencies	52,611	1,422	—	—	54,033
Collateralized mortgage obligations	29,220	543	(64)	—	29,699
Mortgage pass-through securities	61,759	658	(39)	(166)	62,212
Obligations of states and political subdivisions	645,533	15,609	(5,337)	(3,887)	651,918
Corporate bonds	97,266	2,248	(105)	(1,592)	97,817
Non-agency collateralized mortgage obligations	35,022	16	(118)	(580)	34,340
Other asset-backed securities:
Second mortgages/home equity loans	9,528	—	(58)	(717)	8,753
Credit card receivables	17,235	444	(331)	—	17,348
Other	10,780	337	—	––	11,117

Total fixed income securities	976,729	22,444	(6,052)	(6,942)	986,179
Equity securities	1,860	50	(52)	—	1,858

Total	$978,589	$22,494	$(6,104)	$(6,942)	$988,037

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2007	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,790	$485	$—	$—	$18,275
U.S. Agencies	52,617	706	—	(15)	53,308
Collateralized mortgage obligations	30,086	502	(11)	(107)	30,470
Mortgage pass-through securities	54,659	401	—	(586)	54,474
Obligations of states and political subdivisions	625,858	15,408	(2,500)	(641)	638,125
Corporate bonds	95,714	1,493	(97)	(1,408)	95,702
Non-agency collateralized mortgage obligations	35,011	232	—	(699)	34,544
Other asset-backed securities:
Second mortgages/home equity loans	9,951	—	—	(50)	9,901
Credit card receivables	17,234	451	—	—	17,685
Other	10,788	157	—	(75)	10,870

Total fixed income securities	949,708	19,835	(2,608)	(3,581)	963,354
Equity securities	1,683	106	—	—	1,789

Total	$951,391	$19,941	$(2,608)	$(3,581)	$965,143

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
     No other than temporary impairments were recorded for the three months ended March 31, 2008 and 2007.
     As of March 31, 2008, 68 fixed income securities held by the Company were in an unrealized loss position. The Company believes that 62 of these securities are in an unrealized loss position due to general market disruptions, the relative performance and changing market views of asset classes and changes in interest rates. However, the Company believes there are no credit issues specific to these individual securities. Therefore, the Company expects these securities will recover in value at or before maturity. Of these 62 securities, 30 were rated AAA by Standard & Poor’s (“S&P”) and Aaa by Moody’s Investor Services (“Moody’s”) and all were investment grade. Only four of these 62 securities were in a loss position that exceeded 5% of its book value, with the largest unrealized loss percentage being 10.3% of that security’s book value resulting in an unrealized loss of $0.6 million, which was also the largest unrealized loss.
     Of the six remaining securities that were in an unrealized loss position, one was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of 17.2% ($0.7 million) of its book value and was rated below investment grade by S&P and Moody’s. One of the other securities, rated investment grade by S&P and Moody’s, was issued by a large student loan provider and was in an unrealized loss position of 25.3% ($0.8 million) of its book value. Another of these securities was an asset-backed security collateralized by sub-prime home loans that was downgraded during the quarter from AAA to Baa3/BBB as a result of a downgrade of the bond insurer supporting the security. This security was in an unrealized loss position of 14.4% ($0.7 million) of its book value. The three remaining securities, rated investment grade by S&P and Moody’s, were issued by governmental utility authorities and were in an unrealized loss position of 9.4% ($0.5 million), 14.1% ($1.5 million) and 19.6% ($1.1 million), respectively. The Company believes that the financial condition of these issuers is strong and expects that these unrealized losses will reverse at or before maturity.
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
3. Reinsurance
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
	Written	Earned	Written	Earned
Direct	$91,060	$84,346	$92,555	$80,674
Assumed	25,565	26,583	25,859	27,882
Ceded	(8,181)	(8,288)	(9,639)	(10,253)

Net premiums	$108,444	$102,641	$108,775	$98,303

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
     Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement that covers certain contract business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were less than $0.1 million for the three months ended March 31, 2008 and 2007.
     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$39,105	35.3%	$28,293	26.1%
Ceded amounts	(13,137)	158.5%	(3,350)	32.7%

Net losses and loss adjustment expenses	$25,968	25.3%	$24,943	25.4%

     2008 Third Party Reinsurance Compared to 2007 Third Party Reinsurance
     Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2007 Excess of Loss Treaty. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2008 on bonds that were in force during 2008. The contract also includes a provision for additional premiums based on losses ceded under the contract. The primary difference between the 2008 Excess of Loss Treaty and the Company’s 2007 Excess of Loss Treaty is as follows. The base annual premium for the 2008 Excess of Loss Treaty is $33.3 million compared to the base annual cost of the 2007 Excess of Loss Treaty of $38.3 million before additional premium resulting from loss activity. The Company’s estimate of these additional premiums under the 2007 Excess of Loss Treaty is $4.3 million. Only the large national contractor that was excluded from the 2007 treaty remained excluded from the 2008 Excess of Loss Treaty.
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
     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2008 and expires on December 31, 2008 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through March 31, 2008.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of March 31, 2008, the net amount billed and received by the Company was $42.3 million under the Stop Loss Contract. The amount received under the Stop Loss Contract included $24.0 million held by the Company for losses covered by this contract that were incurred but not paid as of March 31, 2008. As a result of adverse development of losses subject to the Stop Loss Contract during the three months ended March 31, 2008, the Company has a receivable from CCC of $6.5 million, which will be billed during the second quarter of 2008. As of December 31, 2007, the net amount billed and received by the Company under the Stop Loss Contract was $42.3 million. The amount received under the Stop Loss Contract included $24.0 million held by the Company for losses covered by this contract that were incurred but not paid as of December 31, 2007.

     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which expired on December 31, 2007, was for an additional premium of $0.5 million, which was based on the level of actual premiums written on bonds for the large national contractor. In December 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2008, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of both March 31, 2008 and December 31, 2007, the Company had ceded losses of $50.0 million under the terms of this contract, with unpaid ceded losses of $46.8 million.
     As of March 31, 2008 and December 31, 2007, CNA Surety had an insurance receivable balance from CCC and CIC of $69.2 million and $62.9 million respectively. At March 31, 2008, this receivable included $57.1 million of reinsurance recoverables, including the amount due under the Stop Loss Contract discussed above, and $12.1 million of premiums receivable. At December 31, 2007, this receivable included $50.5 million of reinsurance recoverables and $12.4 million of premiums receivable. CNA Surety had reinsurance payables to CCC and CIC of $0.2 million as of March 31, 2008 and $0.1 million as of December 31, 2007.
4. Fair Value of Financial Instruments
     As previously discussed, the Company adopted provisions of SFAS 157 on January 1, 2008. SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with GAAP. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following fair value hierarchy in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:
•	Level 1 – Quoted prices for identical instruments in active markets.

•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
     The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the valuation was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.
     The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instrument is generally classified.
Fixed Income Securities
     Securities valued using Level 1 inputs include highly liquid government bonds for which quoted market prices are available. Securities using Level 2 inputs are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models utilizing observable inputs. Most fixed income securities are valued using Level 2 inputs. Level 2 includes corporate bonds, municipal bonds, asset-backed securities and mortgage pass-through securities.

Equity Securities
     Level 1 includes publicly traded securities valued using quoted market prices.
Short-Term Investments
     The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and U.S. Treasury bills. Level 2 includes commercial paper, for which all significant inputs are observable.
     Assets measured at fair value on a recurring basis are summarized below (amounts in thousands):

	March 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Fixed income securities at fair value	$33,552	$952,627	––	$986,179
Equity securities at fair value	1,858	––	––	1,858
Short term investments at fair value (a)	13,802	6,893	––	20,695

Total assets	$49,212	$959,520	––	$1,008,732

(a)	Includes commercial paper and money market instruments.
     The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either the adoption of SFAS 157 on January 1, 2008 or at March 31, 2008.
5. Reserves for Losses and Loss Adjustment Expenses
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Reserves at beginning of period:
Gross	$472,842	$434,224
Ceded reinsurance	150,496	144,858

Net reserves at beginning of period	322,346	289,366

Net incurred loss and loss adjustment expenses:
Provision for insured events of current period	25,966	24,969
Increase (decrease) in provision for insured events of prior periods	2	(26)

Total net incurred	25,968	24,943

Net payments attributable to:
Current period events	815	2,275
Prior period events	22,858	23,736

Total net payments	23,673	26,011

Net reserves at end of period	324,641	288,298
Ceded reinsurance at end of period	157,547	143,676

Gross reserves at end of period	$482,188	$431,974

6. Debt
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
     The term of borrowings under the 2005 Credit Facility may be fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, can vary based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility at March 31, 2008 or March 31, 2007. As such, the Company incurred only the facility fee of 0.300% for the three months ended March 31, 2008 and 0.325% for the three months ended March 31, 2007.
     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. (“A.M. Best”) for each of the Company’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the three months ended March 31, 2008 and 2007.
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
     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of March 31, 2008 and 2007, the interest rate on the junior subordinated debenture was 6.44% and 8.74% respectively.
7. Employee Benefits
     Western Surety sponsors two postretirement benefit plans covering certain employees. One plan provides medical benefits and the other plan provides sick leave termination payments. The medical benefit plan provides coverage for employees, and their eligible dependents, hired by Western Surety before November 1, 1991 and who retire at age 55 or later with at least 15 years of service. Only employees hired by Western Surety prior to 1988 are eligible for the sick leave plan. Further, benefits for the sick leave plan are based on unused accrued sick leave as of December 31, 2003, the date the accruals were frozen. The postretirement medical benefit plan is contributory and the sick leave plan is non-contributory. Western Surety uses a December 31 measurement date for both of its postretirement benefit plans. There were no plan assets for either of the postretirement benefit plans.
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net periodic benefit cost:
Service cost	$59	$76
Interest cost	145	173
Amortization of prior service cost	(27)	(41)
Net amortization of actuarial loss	6	82

Net periodic benefit cost	$183	$290

     As a result of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) as of December 31, 2006, amortization of prior service costs and net actuarial (gains)/losses recognized through the statement of income are also adjusted through other comprehensive income.
     The Company expects to contribute $0.3 million to the postretirement benefit plans to pay benefits in 2008. As of March 31, 2008, less than $0.1 million of contributions have been made to the postretirement benefit plans.
8. Commitments and Contingencies
     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.
9. Stockholders Equity
     The compensation expense recorded for the Company’s stock-based compensation plans was $0.5 million for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.2 million for the three months ended March 31, 2008 and 2007, respectively. The amount of cash received from the exercise of stock options was $0.2 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively.
Equity Compensation Plans
     The Company reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, non-qualified stock options, restricted stock, bonus shares or stock appreciation rights (“SARs”) to be granted under the 2006 Long-Term Equity Compensation Plan (the “2006 Plan”), approved by shareholders on April 25, 2006. The aggregate number of shares initially available for which options may be granted under the 2006 Plan was 3,000,000. Option exercises under the 2006 Plan are settled in newly issued common shares.
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
     On February 8, 2008, 259,380 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $6.32 for these options. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.7%; dividend yield of 0.0%; expected option life of 5.3 years; and volatility of 38.3%. The Company estimated the expected option life of the 2008 grant based on its analysis of past exercise patterns for similar options and did not use the simplified method used for estimating the expected option life of the 2007 grant described below. As of March 31, 2008, the number of shares available for granting of options under the 2006 Plan was 2,423,885.
     On February 13, 2007, 334,100 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $9.04 for these options. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.8%; dividend yield of 0.0%; expected option life of 6.3 years; and volatility of 34.7%. The Company estimated the expected option life using the simplified method allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The Company’s stock options qualify for this method based on the criteria defined in SAB 107.

     A summary of option activity for the three months ended March 31, 2008 and 2007 is presented below:

		Weighted
		Average
	Shares	Exercise
	Subject	Price Per
	To Option	Share
Outstanding options at January 1, 2007	1,008,525	$12.02
Options granted	334,100	$20.70
Options forfeited	(15,650)	$12.75
Options expired	(200)	$15.88
Options exercised	(103,485)	$12.06

Outstanding options at March 31, 2007	1,223,290	$14.37

Outstanding options at January 1, 2008	1,054,588	$14.53
Options granted	259,380	$16.35
Options forfeited	(8,390)	$16.56
Options expired	(3,000)	$9.35
Options exercised	(11,625)	$11.18

Outstanding options at March 31, 2008	1,290,953	$14.93

     A summary of the status of the Company’s non-vested options as of March 31, 2008 and 2007 and changes during the three months then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value
Non-vested options at January 1, 2007	481,613	$4.51
Options granted	334,100	$9.04
Options vested	––	––
Options forfeited	(15,650)	$4.82

Non-vested options at March 31, 2007	800,063	$6.40

Non-vested options at January 1, 2008	554,557	$7.23
Options granted	259,380	$6.32
Options vested	(78,820)	$9.04
Options forfeited	(8,390)	$6.72

Non-vested options at March 31, 2008	726,727	$6.80

     A summary of the options vested or expected to vest and options exercisable as of March 31, 2008 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
March 31, 2008	1,189,528	$14.65	$2,513,081	7.4 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
March 31, 2008	564,226	$12.74	$1,915,500	6.1 years
     The total intrinsic value of options exercised was less than $0.1 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. The tax benefits recognized by the Company for these exercises was negligible for the three months ended March 31, 2008 and $0.3 million for the three months ended March 31, 2007.
     As of March 31, 2008, there was $2.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2008 — $1.2 million; 2009 — $0.8 million; 2010 — $0.4 million; and 2011 — $0.1 million.

CNA SURETY CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following is a discussion and analysis of CNA Surety Corporation and its subsidiaries’ (collectively, “CNA Surety” or the “Company”) operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies
     Management believes the most significant accounting policies and related disclosures for purposes of understanding the Company’s results of operations and financial condition pertain to reserves for unpaid losses and loss adjustment expenses and reinsurance, investments, goodwill and other intangible assets, recognition of premium revenue and the related unearned premium liability and deferred policy acquisition costs. The Company’s accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables are particularly critical to an assessment of the Company’s financial results. Given the nature of the surety business, the determination of these balances is inherently a highly subjective exercise, which requires management to analyze, weigh and balance numerous macroeconomic, customer specific and claim specific factors and trends, most of which, in themselves, are inherently uncertain and difficult to predict.
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

     The following table shows the estimated liability as of March 31, 2008 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves
Contract	$106,070	$193,117	$299,187
Commercial	114,140	56,856	170,996
Fidelity and other	4,481	7,524	12,005

Total	$224,691	$257,497	$482,188

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
     The actuarial analyses are based upon multiple projection methodologies that involve detailed statistical analysis of past claim reporting, settlement activity and indemnification activity, as well as claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience or industry experience. Methodologies may vary depending on the type of claim being estimated. While methodologies may vary, each employs significant judgments and assumptions.
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
     The actuarial analysis is the primary tool that management utilizes in determining its best estimate of loss reserves. However, the carried reserve may differ from the actuarial point estimate as a result of management’s consideration of the impact of factors such as the following, especially as they relate to the current accident year:
– Current claim activity, including the frequency and severity of current claims;

– Changes in underwriting standards and business mix such as the Company’s efforts to reduce exposures to large commercial bonds;

– Changes in the claims handling process; and

– Current economic conditions, especially corporate default rates and the condition of the construction economy.

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
     Casualty insurance loss reserves are subject to a significant amount of uncertainty. Given the nature of surety losses with its low frequency, high severity characteristics, this is particularly true for surety loss reserves. As a result, the range of reasonable loss reserve estimates may be broader than that associated with traditional property/casualty insurance products. While the loss reserve estimates represent the best professional judgments, arrived at after careful actuarial analysis of the available data, it is important to note that variation from the estimates is not only possible but, in fact, probable. The degree of such variation could be significant and in either direction from the estimates and could result in actual losses outside of the estimated reserve range. The sources of this inherent variability are numerous — future economic conditions, court decisions, legislative actions and individual large claim impacts, for example.
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
     Short-term investments, which generally include U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper are carried at amortized cost that approximates fair value. Invested assets are exposed to various risks, such as interest rate risk, market risk and credit risk. Due to the level of risk associated with invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income.
     For discussion of the Company’s valuation of investments, see Note 4. Fair Value of Financial Instruments of the Condensed Consolidated Financial Statements.
Intangible Assets
     CNA Surety’s Condensed Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007 includes intangible assets of approximately $138.8 million. This amount represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp. (“Capsure”).
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
Deferred Policy Acquisitions Costs
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
Comparison of CNA Surety Actual Results for the Three Months Ended March 31, 2008 and 2007
Analysis of Net Income
     Net income for the three months ended March 31, 2008 was $22.9 million, or $0.52 per diluted share, compared to $20.7 million, or $0.47 per diluted share, for the same period in 2007. The increase in net income reflects higher earned premium and higher net investment income, partially offset by higher underwriting costs.
     The components of net income are discussed in the following sections.
Results of Insurance Operations
     Underwriting components for the Company for the three months ended March 31, 2008 and 2007 are summarized in the following table (dollars in thousands):

	Three Months
	Ended
	March 31,
	2008	2007
Gross written premiums	$116,625	$118,414

Net written premiums	$108,444	$108,775

Net earned premiums	$102,641	$98,303

Net losses and loss adjustment expenses	$25,968	$24,943

Net commissions, brokerage and other expenses	$55,287	$53,898

Loss ratio	25.3%	25.4%
Expense ratio	53.9	54.8

Combined ratio	79.2%	80.2%

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
     Gross written premiums are summarized in the following table (dollars in thousands):

	Three Months
	Ended
	March 31,
	2008	2007
Contract	$71,952	$73,143
Commercial	35,595	36,230
Fidelity and other	9,078	9,041

Total	$116,625	$118,414

     For the quarter ended March 31, 2008, gross written premiums decreased 1.5% to $116.6 million compared to $118.4 million for the quarter ended March 31, 2007. Contract surety gross written premiums decreased 1.6% to $72.0 million in the first quarter due to moderation of spending in the non-residential and public construction sectors. Commercial surety gross written premiums decreased 1.8% to $35.6 million in the quarter as continued selective underwriting in the large commercial market resulted in lower premium production. Small commercial and related fidelity and other premiums were flat compared to the quarter ended March 31, 2007. The Company expects that current economic and market conditions will constrain growth in gross written premium in 2008.
     Net written premiums are summarized in the following table (dollars in thousands):

	Three Months
	Ended
	March 31,
	2008	2007
Contract	$64,592	$64,447
Commercial	34,774	35,287
Fidelity and other	9,078	9,041

Total	$108,444	$108,775

     Net written premiums decreased slightly to $108.4 million from the first quarter of 2007 as the decrease in written premium discussed above was largely offset by lower reinsurance costs.
     Net earned premiums are summarized in the following table (dollars in thousands):

	Three Months
	Ended
	March 31,
	2008	2007
Contract	$62,790	$58,496
Commercial	32,077	32,003
Fidelity and other	7,774	7,804

Total	$102,641	$98,303

     For the quarter ended March 31, 2008, net earned premiums increased 4.4% to $102.6 million compared to the first quarter of 2007 due to lower reinsurance costs and the increase in gross premiums written over the past year.

Excess of Loss Reinsurance
     The Company’s reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company’s retention on a per principal basis. The Company’s reinsurance coverage is provided by third party reinsurers and related parties.
     2008 Third Party Reinsurance Compared to 2007 Third Party Reinsurance
     Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2007 Excess of Loss Treaty. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2008 on bonds that were in force during 2008. The contract also includes a provision for additional premiums based on losses ceded under the contract. The primary difference between the 2008 Excess of Loss Treaty and the Company’s 2007 Excess of Loss Treaty is as follows. The base annual premium for the 2008 Excess of Loss Treaty is $33.3 million compared to the base annual cost of the 2007 Excess of Loss Treaty of $38.3 million before additional premium resulting from loss activity. The Company’s estimate of these additional premiums under the 2007 Excess of Loss Treaty is $4.3 million. Only the large national contractor that was excluded from the 2007 treaty remained excluded from the 2008 Excess of Loss Treaty.
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
     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2008 and expires on December 31, 2008 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. This contemplates an approximate 4% override commission for fronting fees to CCC and CIC on their actual direct acquisition costs.
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through March 31, 2008.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of March 31, 2008, the net amount billed and received by the Company was $42.3 million under the Stop Loss Contract. The amount received under the Stop Loss Contract included $24.0 million held by the Company for losses covered by this contract that were incurred but not paid as of March 31, 2008. As a result of adverse development of losses subject to the Stop Loss Contract during the three months ended March 31, 2008, the Company has a receivable from CCC of $6.5 million, which will be billed during the second quarter of 2008. As of December 31, 2007, the net amount billed and received by the Company under the Stop Loss Contract was $42.3 million. The amount received under the Stop Loss Contract included $24.0 million held by the Company for losses covered by this contract that were incurred but not paid as of December 31, 2007.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which expired on December 31, 2007, was for an additional premium of $0.5 million, which was based on the level of actual premiums written on bonds for the large national contractor. In December 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2008, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of March 31, 2008 and December 31, 2007, the Company had ceded losses of $50.0 million under the terms of this contract, with unpaid ceded losses of $46.8 million.
     As of March 31, 2008 and December 31, 2007, CNA Surety had an insurance receivable balance from CCC and CIC of $69.2 million and $62.9 million, respectively. At March 31, 2008, this receivable includes $57.1 million of reinsurance recoverables, including the amount due under the Stop Loss Contract discussed above, and $12.1 million of premiums receivable. At December 31, 2007, this receivable included $50.5 million of reinsurance recoverables and $12.4 million of premiums receivable. CNA Surety had reinsurance payables to CCC and CIC of $0.2 million as of March 31, 2008 and $0.1 million as of December 31, 2007.
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
Net Loss Ratio
     The net loss ratio was 25.3% for the three months ended March 31, 2008 compared with 25.4% for the same period in 2007. These loss ratios include nominal revisions of prior accident year reserves, known as reserve development, for both the current quarter and the same period last year.
Expense Ratio
     The expense ratio was 53.9% for the three months ended March 31, 2008 compared to 54.8% for the same period in 2007. The improvement in the ratio reflects earned premium growth as discussed previously and continued focus on expense management.

Investment Income and Realized Investment Gains/Losses
     Net investment income was $11.8 million for the three months ended March 31, 2008 compared to $10.7 million for the same period in 2007. This increase is due to an increase in invested assets. The annualized pre-tax yield was 4.6% and 4.7% for the three months ended March 31, 2008 and 2007, respectively. The annualized after-tax yield was 3.8% for the three months ended March 31, 2008 and 2007, respectively.
     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Gross realized investment gains	$3	$279
Gross realized investment losses	(12)	—

Net realized investment gains	$(9)	$279

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
Interest Expense
     Interest expense decreased by 14.2% for the three months ended March 31, 2008 compared with the same period in 2007, due to lower interest rates. Weighted average debt outstanding was $30.9 million for both the three months ended March 31, 2008 and 2007. The weighted average interest rate for the three months ended March 31, 2008 was 7.4% as compared with 8.7% for the same period in 2007.
Income Taxes
     The Company’s income tax expense for the three months ended March 31, 2008 was $9.6 million compared to $9.0 million for the three months ended March 31, 2007. The effective income tax rates for these periods were 29.6% and 30.2%, respectively. The Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $5.8 million and $4.8 million for the three months ended March 31, 2008 and 2007, respectively.
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
     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At March 31, 2008, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $986.2 million of fixed income securities, $18.4 million of short-term investments and $5.6 million of cash. At December 31, 2007, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $963.4 million of fixed income securities, $42.2 million of short-term investments and $4.7 million of cash.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At March 31, 2008, the parent company’s invested assets consisted of $1.9 million of equity securities, $2.3 million of short-term investments and $7.0 million of cash. At December 31, 2007, the parent company’s invested assets consisted of $1.8 million of equity securities, $7.3 million of short-term investments and $4.8 million of cash. At March 31, 2008 and December 31, 2007, parent company short-term investments and cash included $8.2 million and $9.8 million, respectively, of restricted cash primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $19.2 million for the three months ended March 31, 2008 compared to net cash flow provided by operating activities of $13.9 million for the comparable period in 2007. The increase in net cash flow provided by operating activities primarily relates to lower loss payments in the current quarter. Also, the three-month period ended March 31, 2007 was impacted by the return of cash collateral which reduced cash flows by $2.8 million for that period.
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
     The term of borrowings under the 2005 Credit Facility may be fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate is based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, can vary based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility at March 31, 2008 or March 31, 2007. As such, the Company incurred only the facility fee of 0.300% for the three months ended March 31, 2008 and 0.325% for the three months ended March 31, 2007.
     The 2005 Credit Facility contains, among other conditions, limitations on the Company with respect to the incurrence of additional indebtedness and maintenance of a rating of at least A- by A.M. Best Company, Inc. (“A.M. Best”) for each of the Company’s insurance subsidiaries. The 2005 Credit Facility also requires the maintenance of certain financial ratios as follows: a) maximum funded debt to total capitalization ratio of 25%, b) minimum net worth of $375.0 million and c) minimum fixed charge coverage ratio of 2.5 times. The Company was in compliance with all covenants as of and for the three months ended March 31, 2008 and 2007.
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
     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of March 31, 2008 and 2007, the interest rate on the junior subordinated debenture was 6.44% and 8.74%, respectively.
     A summary of the Company’s commitments as of March 31, 2008 is presented in the following table (in millions):

Contractual Obligations as of March 31, 2008	2008	2009	2010	2011	2012	Thereafter	Total
Debt (a)	$1.5	$2.0	$2.0	$2.0	$2.0	$73.6	$83.1
Operating leases	1.5	2.0	2.0	1.8	1.0	––	8.3
Loss and loss adjustment expense reserves	175.1	127.5	88.4	29.3	17.2	44.7	482.2
Other long-term liabilities (b)	0.3	1.1	0.7	0.5	0.5	9.5	12.6

Total	$178.4	$132.6	$93.1	$33.6	$20.7	$127.8	$586.2

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.

     As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay operating expenses and meet debt service requirements, as well as to pay cash dividends. The payment of dividends by the insurance subsidiaries is subject to varying degrees of supervision by the insurance regulatory authorities in the insurance subsidiaries’ states of domicile. Western Surety, Surety Bonding Company of America (“Surety Bonding”) and Universal Surety of America (“Universal Surety”) are domiciled in South Dakota. In South Dakota, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer’s surplus to policyholders or (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the South Dakota Division of Insurance prior to payment.
     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2008 is based on statutory surplus and income at and for the year ended December 31, 2007. Without prior regulatory approval in 2008, Western Surety may pay dividends of $96.7 million to CNA Surety. CNA Surety received no dividends from its insurance subsidiaries or its non-insurance subsidiaries during the first three months of 2008 or 2007.
     Combined statutory surplus totaled $464.0 million at March 31, 2008, resulting in an annualized net written premium to statutory surplus ratio of to 0.9 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2008 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of March 31, 2008, this regulation would limit Western Surety’s largest gross risk to $131.9 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety did not receive any intercompany tax payments from its subsidiaries for the three months ended March 31, 2008 or 2007.
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

Financial Condition
Investment Portfolio
     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at March 31, 2008 and December 31, 2007, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
March 31, 2008	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,775	$1,167	$—	$—	$18,942
U.S. Agencies	52,611	1,422	—	—	54,033
Collateralized mortgage obligations	29,220	543	(64)	—	29,699
Mortgage pass-through securities	61,759	658	(39)	(166)	62,212
Obligations of states and political subdivisions	645,533	15,609	(5,337)	(3,887)	651,918
Corporate bonds	97,266	2,248	(105)	(1,592)	97,817
Non-agency collateralized mortgage obligations	35,022	16	(118)	(580)	34,340
Other asset-backed securities:
Second mortgages/home equity loans	9,528	—	(58)	(717)	8,753
Credit card receivables	17,235	444	(331)	—	17,348
Other	10,780	337	—	––	11,117

Total fixed income securities	976,729	22,444	(6,052)	(6,942)	986,179
Equity securities	1,860	50	(52)	—	1,858

Total	$978,589	$22,494	$(6,104)	$(6,942)	$988,037

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2007	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,790	$485	$—	$—	$18,275
U.S. Agencies	52,617	706	—	(15)	53,308
Collateralized mortgage obligations	30,086	502	(11)	(107)	30,470
Mortgage pass-through securities	54,659	401	—	(586)	54,474
Obligations of states and political subdivisions	625,858	15,408	(2,500)	(641)	638,125
Corporate bonds	95,714	1,493	(97)	(1,408)	95,702
Non-agency collateralized mortgage obligations	35,011	232	—	(699)	34,544
Other asset-backed securities:
Second mortgages/home equity loans	9,951	—	—	(50)	9,901
Credit card receivables	17,234	451	—	—	17,685
Other	10,788	157	—	(75)	10,870

Total fixed income securities	949,708	19,835	(2,608)	(3,581)	963,354
Equity securities	1,683	106	—	—	1,789

Total	$951,391	$19,941	$(2,608)	$(3,581)	$965,143

     The following table summarizes for fixed income securities in an unrealized loss position at March 31, 2008 and December 31, 2007 the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	March 31, 2008		December 31, 2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade:
0-6 months	$148,817	$3,110	$17,785	$175
7-12 months	37,313	2,944	112,914	2,433
13-24 months	55,187	3,887	9,984	671
Greater than 24 months	50,089	2,364	91,683	2,463

Total investment grade	291,406	12,305	232,366	5,742
Non-investment grade:
Greater than 24 months	3,335	691	3,582	447

Total	$294,741	$12,996	$235,948	$6,189

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
     No other than temporary impairments were recorded for the three months ended March 31, 2008 and 2007.
     As of March 31, 2008, 68 fixed income securities held by the Company were in an unrealized loss position. The Company believes that 62 of these securities are in an unrealized loss position due to general market disruptions, the relative performance and changing market views of asset classes and changes in interest rates. However, the Company believes there are no credit issues specific to these individual securities. Therefore, the Company expects these securities will recover in value at or before maturity. Of these 62 securities, 30 were rated AAA by Standard & Poor’s (“S&P”) and Aaa by Moody’s Investor Services (“Moody’s”) and all were investment grade. Only four of these 62 securities were in a loss position that exceeded 5% of its book value, with the largest unrealized loss percentage being 10.3% of that security’s book value resulting in an unrealized loss of $0.6 million, which was also the largest unrealized loss.
     Of the six remaining securities that were in an unrealized loss position, one was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of 17.2% ($0.7 million) of its book value and was rated below investment grade by S&P and Moody’s. One of the other securities, rated investment grade by S&P and Moody’s, was issued by a large student loan provider and was in an unrealized loss position of 25.3% ($0.8 million) of its book value. Another of these securities was an asset-backed security collateralized by sub-prime home loans that was downgraded during the quarter from AAA to Baa3/BBB as a result of a downgrade of the bond insurer supporting the security. This security was in an unrealized loss position of 14.4% ($0.7 million) of its book value. The three remaining securities, rated investment grade by S&P and Moody’s, were issued by governmental utility authorities and were in an unrealized loss position of 9.4% ($0.5 million), 14.1% ($1.5 million) and 19.6%

($1.1 million), respectively. The Company believes that the financial condition of these issuers is strong and expects that these unrealized losses will reverse at or before maturity.
     The Company intends and believes it has the ability to hold these investments until the expected recovery in value, which may be at maturity.
     At March 31, 2008, the Company’s exposure to sub-prime home loans is limited to two asset-backed securities rated AAA and BBB, respectively, by S&P that are collateralized by sub-prime home loans originated prior to 2005. As previously discussed, one of these securities was downgraded during the quarter due to the downgrade of the bond insurer supporting the issue. These securities have an aggregate fair value of $8.8 million and are in an unrealized loss position of $0.8 million at March 31, 2008. The Company received $0.4 million of repayments on one of these securities during the quarter.
     Municipal bonds represent approximately 65% of the Company’s invested assets. Approximately 58% of these municipal bonds are insured by one of the major mono-line bond insurers. During the first quarter, one of these bond insurers was downgraded from AAA to Baa3 by Moody’s and BB by S&P. As a result, 23 municipal bonds owned by the Company, with a market value of approximately $81.0 million, were downgraded to their underlying credit rating which ranged from A- to AAA, with the majority being AA. The remaining municipal bonds are insured by the other mono-line bond insurers, which remain AAA rated and virtually all of these insured municipal holdings have underlying issuer ratings of at least A by both Moody’s and S&P with an average rating of Aa/AA. There are three bonds with a total fair value of $10.8 million that have underlying ratings of BBB and there are two bonds with a fair value of $12.2 million that are not rated by Moody’s or S&P. The Company views the bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased.
     Based on the strong underlying credit quality of its insured municipal bonds, the Company believes that any impact of potential ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.
Impact of Pending Accounting Standards
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnotes of important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that adopting SFAS 161 will have on the Company’s required disclosures.
FORWARD-LOOKING STATEMENTS
     This report includes a number of statements, which relate to anticipated future events (forward-looking statements) rather than actual present conditions or historical events. Forward-looking statements generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. Forward-looking statements in this report include expected developments in the Company’s insurance business, including losses and loss reserves; the impact of routine ongoing insurance reserve reviews being conducted by the Company; the routine state regulatory examinations of the Company’s primary insurance company subsidiaries, and the Company’s responses to the results of those reviews and examinations; the Company’s expectations concerning its revenues, earnings, expenses and investment activities; expected cost savings and other results from the Company’s expense reduction and restructuring activities; and the Company’s proposed actions in response to trends in its business.
     Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company.
     Some examples of these risks and uncertainties are:
•	general economic and business conditions;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the ability of the Company’s contract principals to fulfill their bonded obligations;

•	the effects of corporate bankruptcies on surety bond claims, as well as on capital markets;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage, trends in litigation and the outcome of any litigation involving the Company and rulings and changes in tax laws and regulations;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the availability of bank credit facilities;

•	changes in the Company’s composition of operating segments;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the risks and uncertainties associated with the Company’s loss reserves; and,

•	the possibility of further changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes and changes in rating agency policies and practices.
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
     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company’s expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of March 31, 2008. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	March 31,	Interest Rate	Change in	Stockholders’
	2008	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$164,886	200 bp increase	$151,681	(1.2)%
		100 bp increase	158,870	(0.6)
		100 bp decrease	168,661	0.4
		200 bp decrease	170,203	0.5

States, municipalities and political subdivisions	651,918	200 bp increase	573,971	(7.4)
		100 bp increase	611,440	(3.8)
		100 bp decrease	695,138	4.1
		200 bp decrease	740,947	8.4

Corporate bonds and all other	169,375	200 bp increase	154,414	(1.4)
		100 bp increase	161,690	(0.7)
		100 bp decrease	177,537	0.8
		200 bp decrease	185,678	1.5

Total fixed income securities available-for-sale	$986,179	200 bp increase	880,066	(10.0)
		100 bp increase	932,000	(5.1)
		100 bp decrease	1,041,336	5.3
		200 bp decrease	1,096,828	10.4

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2007	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$156,527	200 bp increase	$143,016	(1.3)%
		100 bp increase	150,653	(0.6)
		100 bp decrease	160,156	0.4
		200 bp decrease	162,267	0.6

States, municipalities and political subdivisions	638,125	200 bp increase	561,138	(7.5)
		100 bp increase	598,496	(3.9)
		100 bp decrease	680,200	4.1
		200 bp decrease	725,517	8.5

Corporate bonds and all other	168,702	200 bp increase	153,539	(1.5)
		100 bp increase	160,869	(0.8)
		100 bp decrease	177,063	0.8
		200 bp decrease	185,960	1.7

Total fixed income securities available-for-sale	$963,354	200 bp increase	857,693	(10.3)
		100 bp increase	910,018	(5.3)
		100 bp decrease	1,017,419	5.3
		200 bp decrease	1,073,744	10.8

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS — Information on the Company’s legal proceedings is set forth in Note 8 of the Condensed Consolidated Financial Statements included under Part 1, Item 1.
ITEM 1a. RISK FACTORS — Information on the Company’s risk factors is set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders of CNA Surety Corporation held on April 24, 2008, the Company’s shareholders voted on the following proposals. The numbers of shares issued, outstanding and eligible to vote as of the record date of March 3, 2008 were 44,136,321. Proxies representing 43,147,199 shares or approximately 98% of the eligible voting shares were tabulated.
PROPOSAL I
     Election of Directors.

	Number Of Shares/Votes
	For	Authority Withheld
Philip H. Britt	42,388,207	758,992
Anthony S. Cleberg	42,383,588	763,611
David B. Edelson	34,205,084	8,942,115
James R. Lewis	34,205,225	8,941,974
D. Craig Mense	34,207,371	8,939,828
Robert A. Tinstman	41,923,081	1,224,118
John F. Welch	34,583,164	8,564,035
PROPOSAL II
To ratify the Audit Committee’s appointment of the Company’s independent registered public accounting firm, Deloitte & Touche LLP, for fiscal year 2008.

For	43,113,145
Against	33,278
Abstain	775

ITEM 5. OTHER INFORMATION — Reports on Form 8-K:
February 8, 2008; CNA Surety Corporation Earnings Press Release issued on February 8, 2008.
March 27, 2008; Appointment of Rosemary Quinn as Secretary and General Counsel-Press Release issued on March 27, 2008.
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
Date: April 29, 2008

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