Form 10-Q
period 2008-06-30
CNA SURETY CORP
filed 2008-07-25
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
44,145,647 shares of Common Stock, $.01 par value as of July 18, 2008.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS
Invested assets:
Fixed income securities, at fair value (amortized cost: $965,836 and $949,708)	$962,179	$963,354
Equity securities, at fair value (cost: $1,546 and $1,683)	1,527	1,789
Short-term investments, at cost (approximates fair value)	86,849	49,453

Total invested assets	1,050,555	1,014,596
Cash	6,322	10,230
Deferred policy acquisition costs	107,248	104,280
Insurance receivables:
Premiums, including $12,031 and $12,317 from affiliates, (net of allowance for doubtful accounts: $1,124 and $1,145)	48,046	36,317
Reinsurance, including $57,831 and $50,547 from affiliates	138,535	127,119
Deposit with affiliated ceding company	35,181	34,644
Intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Current income taxes receivable	1,147	1,960
Property and equipment, at cost (less accumulated depreciation and amortization: $31,165 and $29,467)	25,426	24,288
Prepaid reinsurance premiums (including $153 and $322 from affiliates)	496	510
Accrued investment income	12,436	12,242
Other assets (including $470 and $0 receivable from affiliates)	2,466	2,683

Total assets	$1,566,643	$1,507,654

LIABILITIES
Reserves:
Unpaid losses and loss adjustment expenses	$495,041	$472,842
Unearned premiums	272,619	258,930

Total reserves	767,660	731,772
Debt	30,842	30,791
Deferred income taxes, net	11,987	17,756
Reinsurance and other payables to affiliates	24	643
Accrued expenses	13,220	18,273
Liability for postretirement benefits	10,296	10,001
Other liabilities	28,365	30,713

Total liabilities	862,394	839,949
Commitments and contingencies (See Notes 3, 5, & 8)

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 45,522 shares issued and 44,141 shares outstanding at June 30, 2008 and 45,505 shares issued and 44,121 shares outstanding at December 31, 2007	455	455
Additional paid-in capital	275,193	274,069
Retained earnings	446,193	399,241
Accumulated other comprehensive income (loss)	(2,773)	8,800
Treasury stock, 1,381 and 1,384 shares, at cost	(14,819)	(14,860)

Total stockholders’ equity	704,249	667,705

Total liabilities and stockholders’ equity	$1,566,643	$1,507,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Net earned premium	$108,477	$105,687	$211,118	$203,990
Net investment income	11,746	10,763	23,511	21,464
Net realized investment losses	(21)	(830)	(30)	(551)

Total revenues	120,202	115,620	234,599	224,903

Expenses:
Net losses and loss adjustment expenses	27,390	26,854	53,358	51,797
Net commissions, brokerage and other underwriting expenses	57,825	57,020	113,112	110,918
Interest expense	532	728	1,151	1,449

Total expenses	85,747	84,602	167,621	164,164

Income before income taxes	34,455	31,018	66,978	60,739
Income tax expense	10,405	9,124	20,026	18,096

Net income	$24,050	$21,894	$46,952	$42,643

Earnings per common share	$0.54	$0.50	$1.06	$0.97

Earnings per common share, assuming dilution	$0.54	$0.50	$1.06	$0.96

Weighted average shares outstanding	44,132	43,938	44,134	43,959

Weighted average shares outstanding, assuming dilution	44,231	44,217	44,255	44,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Income (Loss)	At Cost	Equity
Balance, December 31, 2006	43,872	$453	$268,651		$306,745	$4,993	$(14,940)	$565,902
Comprehensive income:
Net income	—	—	—	$42,643	42,643	—	—	42,643
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $5,452 (net of reclassification adjustment of ($142), after income tax benefit of $76)	—	—	—	(10,126)	—	(10,126)	—	(10,126)
Net change related to postretirement benefits, after income tax expense of $29	—	—	—	53	—	53	—	53

Total comprehensive income	—	—	—	$32,570	—	—	—	—

Stock-based compensation	—	—	980		—	—	—	980
Stock options exercised and other	119	1	1,737		—	—	37	1,775

Balance, June 30, 2007	43,991	$454	$271,368		$349,388	$(5,080)	$(14,903)	$601,227

Balance, December 31, 2007	44,121	$455	$274,069		$399,241	$8,800	$(14,860)	$667,705
Comprehensive income:
Net income	—	—	—	$46,952	46,952	—	—	46,952
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $6,100 (net of reclassification adjustment of ($49), after income tax benefit of $26)	—	—	—	(11,328)	—	(11,328)	—	(11,328)
Net change related to postretirement benefits, after income tax benefit of $204	—	—	—	(245)	—	(245)	—	(245)

Total comprehensive income	—	—	—	$35,379	—	—	—	—

Stock-based compensation	—	—	919		—	—	—	919
Stock options exercised and other	20	—	205		—	—	41	246

Balance, June 30, 2008	44,141	$455	$275,193		$446,193	$(2,773)	$(14,819)	$704,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,952	$42,643
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	80	151
Depreciation and amortization	2,691	3,207
Amortization of bond premium, net	1,391	98
Loss on disposal of property and equipment	46	8
Net realized investment losses	30	551
Stock-based compensation	919	980
Changes in:
Insurance receivables	(23,225)	(12,396)
Reserve for unearned premiums	13,689	19,861
Reserve for unpaid losses and loss adjustment expenses	22,199	1,345
Deposits with affiliated ceding company	(537)	(721)
Deferred policy acquisition costs	(2,968)	(6,075)
Deferred income taxes, net	101	(486)
Reinsurance and other payables to affiliates	(619)	119
Prepaid reinsurance premiums	14	1,138
Accrued expenses	(5,053)	(6,650)
Other assets and liabilities	(1,431)	(10,715)

Net cash provided by operating activities	54,279	33,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed income securities:
Purchases	(62,290)	(101,829)
Maturities	20,206	12,428
Sales	24,177	5,359
Purchases of equity securities	(333)	(320)
Proceeds from the sale of equity securities	460	202
Changes in short-term investments	(37,028)	50,790
Purchases of property and equipment, net	(3,825)	(3,275)
Other, net	200	(21)

Net cash used in investing activities	(58,433)	(36,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Employee stock option exercises and other	246	1,775

Net cash provided by financing activities	246	1,775

Decrease in cash	(3,908)	(1,833)
Cash at beginning of period	10,230	7,164

Cash at end of period	$6,322	$5,331

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,187	$1,399
Income taxes	$19,089	$18,128
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

     The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$24,050	$21,894	$46,952	$42,643

Shares:
Weighted average shares outstanding	44,130	43,931	44,121	43,872
Weighted average shares of options exercised and additional stock issuance	2	7	13	87

Total weighted average shares outstanding	44,132	43,938	44,134	43,959
Effect of dilutive options	99	279	121	289

Total weighted average shares outstanding, assuming dilution	44,231	44,217	44,255	44,248

Earnings per share	$0.54	$0.50	$1.06	$0.97

Earnings per share, assuming dilution	$0.54	$0.50	$1.06	$0.96

     No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.6 million were excluded from the calculation of diluted earnings per share for both the three months and six months ended June 30, 2008 because the exercise price of these options was greater than the average market price of CNA Surety’s common stock during the respective periods. Options to purchase shares of common stock of 0.3 million were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2007 because the exercise price of the options was greater than the average market price. No shares were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2007.
Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. For fiscal years beginning after November 15, 2007, companies are required to implement the standard for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB issued Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.
     The Company adopted SFAS 157 on January 1, 2008 for its financial assets and liabilities. Overall, the impact of partially adopting SFAS No. 157 did not have a significant impact on the financial condition at the date of adoption or the results of operations for the period ended June 30, 2008.

2. Investments
     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at June 30, 2008 and December 31, 2007, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
June 30, 2008	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,759	$583	$—	$—	$18,342
U.S. Agencies	54,605	653	(16)	—	55,242
Collateralized mortgage obligations	31,112	456	(175)	—	31,393
Mortgage pass-through securities	59,860	301	(340)	(564)	59,257
Obligations of states and political subdivisions	633,233	9,913	(3,392)	(6,565)	633,189
Corporate bonds	97,040	677	(835)	(1,806)	95,076
Non-agency collateralized mortgage obligations	35,036	32	(67)	(1,232)	33,769
Other asset-backed securities:
Second mortgages/home equity loans	9,183	—	(137)	(1,102)	7,944
Credit card receivables	17,237	251	(411)	—	17,077
Other	10,771	169	(50)	—	10,890

Total fixed income securities	965,836	13,035	(5,423)	(11,269)	962,179
Equity securities	1,546	41	(60)	—	1,527

Total	$967,382	$13,076	$(5,483)	$(11,269)	$963,706

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2007	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,790	$485	$—	$—	$18,275
U.S. Agencies	52,617	706	—	(15)	53,308
Collateralized mortgage obligations	30,086	502	(11)	(107)	30,470
Mortgage pass-through securities	54,659	401	—	(586)	54,474
Obligations of states and political subdivisions	625,858	15,408	(2,500)	(641)	638,125
Corporate bonds	95,714	1,493	(97)	(1,408)	95,702
Non-agency collateralized mortgage obligations	35,011	232	—	(699)	34,544
Other asset-backed securities:
Second mortgages/home equity loans	9,951	—	—	(50)	9,901
Credit card receivables	17,234	451	—	—	17,685
Other	10,788	157	—	(75)	10,870

Total fixed income securities	949,708	19,835	(2,608)	(3,581)	963,354
Equity securities	1,683	106	—	—	1,789

Total	$951,391	$19,941	$(2,608)	$(3,581)	$965,143

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
     No other than temporary impairments were recorded for the three or six months ended June 30, 2008. During the second quarter of 2007, the Company recognized other than temporary impairment losses of $0.9 million on 13 fixed income securities of various categories of investments that were in an unrealized loss position. These impairment losses were recognized as significant interest rate changes and a revised outlook on the interest rates resulted in the Company’s intention not to hold these securities to their anticipated recovery.
     As of June 30, 2008, 93 fixed income securities held by the Company were in an unrealized loss position. The Company believes that 87 of these securities are in an unrealized loss position due to general market disruptions, the relative performance and changing market views of asset classes and changes in interest rates. However, the Company believes there are no credit issues specific to these individual securities. Therefore, the Company expects these securities will recover in value at or before maturity. Of these 87 securities, 24 were rated AAA by Standard & Poor’s (“S&P”) and Aaa by Moody’s Investor Services (“Moody’s”) and all were investment grade. Of these 87 securities, 16 were in a loss position that exceeded 5% of its book value, with the largest unrealized loss percentage being 8.9% of that security’s book value resulting in an unrealized loss of $0.3 million. The largest unrealized loss was $0.6 million, which was 5.9% of that security’s book value.
     Of the six remaining securities that were in an unrealized loss position, one was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of 19.3% ($0.8 million) of its book value and was rated below investment grade by S&P and Moody’s. One of the other securities, rated investment grade by S&P and Moody’s, was issued by a large student loan provider and was in an unrealized loss position of 14.2% ($0.4 million) of its book value. Another of these securities was an asset-backed security collateralized by sub-prime home loans. This security, rated investment grade by Moody’s but rated below investment grade by S&P, was in an unrealized loss position of 22.0% ($1.1 million) of its book value. The three remaining securities, rated investment grade by S&P and Moody’s, were issued by governmental utility authorities and were in an unrealized loss position of 9.0% ($0.5 million), 13.2% ($1.4 million) and 20.4% ($1.1 million), respectively. The Company believes that the financial condition of these issuers is strong and expects that these unrealized losses will reverse at or before maturity.
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
3. Reinsurance
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
	Written	Earned	Written	Earned
Direct	$95,317	$88,578	$95,192	$87,950
Assumed	28,995	27,741	30,747	27,985
Ceded	(7,935)	(7,842)	(9,724)	(10,248)

	$116,377	$108,477	$116,215	$105,687

	Six Months Ended June 30,
	2008		2007
	Written	Earned	Written	Earned
Direct	$186,377	$172,924	$187,747	$168,624
Assumed	54,560	54,324	56,606	55,867
Ceded	(16,116)	(16,130)	(19,363)	(20,501)

	$224,821	$211,118	$224,990	$203,990

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
     Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement that covers certain contract business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were less than $0.1 million for the three months and six months ended June 30, 2008 and 2007.

     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$31,433	27.0%	$30,280	26.1%
Ceded amounts	(4,043)	51.6%	(3,426)	33.4%

Net losses and loss adjustment expenses	$27,390	25.2%	$26,854	25.4%

	Six Months Ended June 30,
	2008		2007
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$70,538	31.0%	$58,573	26.1%
Ceded amounts	(17,180)	106.5%	(6,776)	33.1%

Net losses and loss adjustment expenses	$53,358	25.3%	$51,797	25.4%

2008 Third Party Reinsurance Compared to 2007 Third Party Reinsurance
     Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2007 Excess of Loss Treaty. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2008 on bonds that were in force during 2008. The contract also includes a provision for additional premiums based on losses ceded under the contract. The primary difference between the 2008 Excess of Loss Treaty and the Company’s 2007 Excess of Loss Treaty is as follows. The base annual premium for the 2008 Excess of Loss Treaty is $33.3 million compared to the base annual cost of the 2007 Excess of Loss Treaty of $38.3 million before additional premium resulting from loss activity. The Company’s estimate of these additional premiums under the 2007 Excess of Loss Treaty is $4.2 million. Only the large national contractor that was excluded from the 2007 treaty remained excluded from the 2008 Excess of Loss Treaty.
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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through June 30, 2008.

     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2007, the net amount billed and received by the Company under the Stop Loss Contract was $42.3 million. This amount included $24.0 million held by the Company for losses covered by this contract that were incurred but not paid as of December 31, 2007. As a result of adverse development of losses subject to the Stop Loss Contract during the six months ended June 30, 2008, the Company billed an additional $7.3 million, of which $0.1 million had been received as of June 30, 2008. The amount received under the Stop Loss Contract includes $24.1 million held by the Company for losses covered by this contract that were incurred but not paid as of June 30, 2008.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which expired on December 31, 2007, was for an additional premium of $0.5 million, which was based on the level of actual premiums written on bonds for the large national contractor. In December 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2008, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of both June 30, 2008 and December 31, 2007, the Company had ceded losses of $50.0 million under the terms of this contract, with unpaid ceded losses of $46.8 million.
     As of June 30, 2008 and December 31, 2007, CNA Surety had an insurance receivable balance from CCC and CIC of $69.9 million and $62.9 million, respectively. At June 30, 2008, this receivable included $57.8 million of reinsurance recoverables, including the amount due under the Stop Loss Contract discussed above, and $12.0 million of premiums receivable. At December 31, 2007, this receivable included $50.5 million of reinsurance recoverables and $12.4 million of premiums receivable. CNA Surety had reinsurance payables to CCC and CIC of less than $0.1 million as of June 30, 2008 and $0.1 million as of December 31, 2007.
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
Short-Term Investments
     The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and U.S. Treasury bills. Level 2 includes commercial paper, for which all inputs are observable.
     Assets measured at fair value on a recurring basis are summarized below (amounts in thousands):

	June 30, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Fixed income securities at fair value	$18,342	$943,837	—	$962,179
Equity securities at fair value	1,527	—	—	1,527
Short term investments at fair value (a)	74,363	12,486	—	86,849

Total assets	$94,232	$956,323	—	$1,050,555

(a)	Includes commercial paper and money market instruments.
     The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either the adoption of SFAS 157 on January 1, 2008 or at June 30, 2008.
5. Reserves for Losses and Loss Adjustment Expenses
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Reserves at beginning of period:
Gross	$482,188	$431,974	$472,842	$434,224
Ceded reinsurance	157,547	143,676	150,496	144,858

Net reserves at beginning of period	324,641	288,298	322,346	289,366

Net incurred loss and loss adjustment expenses:
Provision for insured events of current year	27,453	26,878	53,419	51,847
Decrease in provision for insured events of prior years	(63)	(24)	(61)	(50)

Total net incurred	27,390	26,854	53,358	51,797

Net payments attributable to:
Current year events	1,725	3,299	2,540	5,574
Prior year events	7,561	19,260	30,419	42,996

Total net payments	9,286	22,559	32,959	48,570

Net reserves at end of period	342,745	292,593	342,745	292,593
Ceded reinsurance at end of period	152,296	142,976	152,296	142,976

Gross reserves at end of period	$495,041	$435,569	$495,041	$435,569

6. Debt
     On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the “2005 Credit Facility”). The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the three and six months ended June 30, 2008 and 2007. The 2005 Credit Facility matured on June 30, 2008.
     The term of borrowings under the 2005 Credit Facility was fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate was based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the three and six months ended June 30, 2008 and 2007. As such, the Company incurred only the facility fee of 0.300% and 0.325% at June 30, 2008 and 2007, respectively.
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
     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of June 30, 2008 and 2007, the interest rate on the junior subordinated debenture was 6.051% and 8.735%, respectively.
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
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$59	$77	$118	$153
Interest cost	145	173	290	346
Amortization of prior service cost	(26)	(40)	(53)	(81)
Net amortization of actuarial loss	6	81	12	163

Net periodic benefit cost	$184	$291	$367	$581

     As a result of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) as of December 31, 2006, amortization of prior service costs and net actuarial (gains)/losses recognized through the statement of income are also adjusted through other comprehensive income.
     The Company expects to contribute $0.3 million to the postretirement benefit plans to pay benefits in 2008. As of June 30, 2008, $0.1 million of contributions have been made to the postretirement benefit plans.

8. Commitments and Contingencies
     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.
9. Stockholders Equity
     The compensation expense recorded for the Company’s stock-based compensation plan was $0.4 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively. The total income tax benefit recognized in the statement of income for stock-based compensation arrangements was $0.1 million for both the three months ended June 30, 2008 and 2007, respectively. The total income tax benefit recognized in the statement of income for stock-based compensation was $0.3 million for both the six months ended June 30, 2008 and 2007, respectively . The amount of cash received from the exercise of stock options was negligible for the three months ended June 30, 2008 and $0.2 million for the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, the amount of cash received was $0.2 million and $1.8 million, respectively.
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
     On February 8, 2008, 259,380 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $6.32 for these options. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.7%; dividend yield of 0.0%; expected option life of 5.3 years; and volatility of 38.3%. The Company estimated the expected option life of the 2008 grant based on its analysis of past exercise patterns for similar options and did not use the simplified method used for estimating the expected option life of the 2007 grant described below. As of June 30, 2008, the number of shares available for granting of options under the 2006 Plan was 2,432,005.
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

     A summary of option activity for the six months ended June 30, 2008 and 2007 is presented below:

		Weighted
		Average
	Shares	Exercise
	Subject	Price Per
	To Option	Share
Outstanding options at January 1, 2007	1,008,525	$12.02
Options granted	334,100	$20.70
Options forfeited	(19,175)	$13.32
Options expired	(590)	$14.97
Options exercised	(114,010)	$12.18

Outstanding options at June 30, 2007	1,208,850	$14.38

Outstanding options at January 1, 2008	1,054,588	$14.53
Options granted	259,380	$16.35
Options forfeited	(20,060)	$16.79
Options expired	(4,700)	$12.11
Options exercised	(16,300)	$11.32

Outstanding options at June 30, 2008	1,272,908	$14.92

     A summary of the status of the Company’s non-vested options as of June 30, 2008 and 2007 and changes during the six months then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value
Non-vested options at January 1, 2007	481,613	$4.51
Options granted	334,100	$9.04
Options vested	(12,875)	$3.72
Options forfeited	(19,175)	$5.13

Non-vested options at June 30, 2007	783,663	$6.44

Non-vested options at January 1, 2008	554,557	$7.23
Options granted	259,380	$6.32
Options vested	(79,085)	$9.04
Options forfeited	(20,060)	$6.87

Non-vested options at June 30, 2008	714,792	$6.71

     A summary of the options vested or expected to vest and options exercisable as of June 30, 2008 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
June 30, 2008	1,182,968	$14.66	$733,854	7.2 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
June 30, 2008	558,116	$12.72	$690,328	5.9 years
     The total intrinsic value of options exercised was less than $0.1 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and less than $0.1 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively. The tax benefits recognized by the Company for these exercises were negligible for both the three and six months ended June 30, 2008. Tax benefits recognized by the Company were $0.1 million and $0.4 million for the three and six months ended June 30, 2007, respectively.
     As of June 30, 2008, there was $2.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2008 — $0.8 million; 2009 — $0.8 million; 2010 — $0.3 million; and 2011 — $0.1 million.

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

     The following table shows the estimated liability as of June 30, 2008 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves
Contract	$103,838	$207,004	$310,842
Commercial	110,677	61,676	172,353
Fidelity and other	5,292	6,554	11,846

Total	$219,807	$275,234	$495,041

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
     The Company disclosed an indicated reserve as of December 31, 2007 in the Company’s 2007 Form 10-K. The indicated reserve was developed by reviewing the Company’s claims experience by accident year for several individual sub-lines of business. Within each sub-line, the selection of the point estimate was made after consideration of the appropriateness of the various projection methodologies in light of the sub-line’s loss characteristics and historical data. In general, for the older, more mature, accident years the historical development method (i.e., link ratio method) was relied upon more heavily. For the more recent years, the indicated reserves were more heavily based on the Bornhuetter-Ferguson and loss ratio methods since these are not as reliant on the Company’s large (i.e., leveraged) development factors and thus are believed to represent a more stable set of methods from which to select indicated reserves for the more recent years.
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
     In developing an indicated range of reserve estimates for the Company, the Mack methodology and the point estimate analysis were utilized in order to estimate the requisite reserve distribution parameters. The Mack methodology is premised on the idea that the volatility in a company’s historical paid loss development is representative of the variability in a company’s future payments and thus can be used to estimate the variability within a company’s reserve estimate. Given the dispersion of the reserve indications, the 50th and 75th percentile are generally selected as representing a reasonable range of reserve estimates.
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
Intangible Assets
     CNA Surety’s Condensed Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007 includes intangible assets of approximately $138.8 million. This amount represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp. (“Capsure”).
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
Comparison of CNA Surety Actual Results for the Three and Six Months Ended June 30, 2008 and 2007
Analysis of Net Income
     Net income for the three months ended June 30, 2008 was $24.1 million, or $0.54 per diluted share, compared to $21.9 million, or $0.50 per diluted share, for the same period in 2007. The increase in net income reflects higher earned premium, higher investment income and the impact of a lower expense ratio.
     Net income for the six months ended June 30, 2008 was $47.0 million, or $1.06 per diluted share, compared to $42.6 million, or $0.96 per diluted share, in 2007. The increase in net income reflects higher earned premium, higher investment income and the impact of a lower expense ratio.
     The components of net income are discussed in the following sections.
Results of Insurance Operations
     Underwriting components for the Company for the three and six months ended June 30, 2008 and 2007 are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross written premiums	$124,312	$125,939	$240.937	$244,353

Net written premiums	$116,377	$116,215	$224,821	$224,990

Net earned premiums	$108,477	$105,687	$211,118	$203,990

Net losses and loss adjustment expenses	$27,390	$26,854	$53,358	$51,797

Net commissions, brokerage and other expenses	$57,825	$57,020	$113,112	$110,918

Loss ratio	25.2%	25.4%	25.3%	25.4%
Expense ratio	53.3	54.0	53.6	54.4

Combined ratio	78.5%	79.4%	78.9%	79.8%

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
     Gross written premiums are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Contract	$83,396	$84,873	$155,348	$158,016
Commercial	33,266	33,457	68,861	69,687
Fidelity and other	7,650	7,609	16,728	16,650

	$124,312	$125,939	$240,937	$244,353

     For the quarter ended June 30, 2008, gross written premiums decreased 1.3 percent to $124.3 million compared to $125.9 million for the quarter ended June 30, 2007. Contract surety gross written premiums decreased 1.7 percent to $83.4 million in the second quarter due to lower demand resulting from a smaller number of new construction projects. Commercial surety and fidelity and other gross written premiums decreased slightly to $40.9 million in the quarter as the adverse impacts of the sluggish economy were offset by growth in large commercial written premiums.
     For the six months ended June 30, 2008, gross written premiums decreased 1.4 percent to $240.9 million as compared to the six-month period ended June 30, 2007. Gross written premiums for contract surety decreased 1.7 percent to $155.3 million primarily due to lower demand resulting from a smaller number of new construction projects. Commercial surety and fidelity and other gross written premiums decreased 0.8 percent to $85.6 million in the first half of 2008 due to the adverse impact of the sluggish economy.
     Net written premiums are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Contract	$76,206	$76,073	$140,798	$140,520
Commercial	32,521	32,533	67,295	67,820
Fidelity and other	7,650	7,609	16,728	16,650

	$116,377	$116,215	$224,821	$224,990

     For the quarter ended June 30, 2008, net written premiums increased slightly to $116.4 million from the second quarter of 2007 as the decrease in gross written premium discussed above was more than offset by lower reinsurance costs.
     For the six months ended June 30, 2008, net written premiums decreased slightly to $224.8 million, primarily due to the decrease in gross written premiums described above partially offset by lower reinsurance costs. Ceded written premiums decreased $3.3 million to $16.1 million for the first six months of 2008 compared to the same period last year.
     Net earned premiums are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Contract	$67,708	$65,446	$130,498	$123,942
Commercial	32,917	32,380	64,994	64,383
Fidelity and other	7,852	7,861	15,626	15,665

	$108,477	$105,687	$211,118	$203,990

     For the quarter ended June 30, 2008, net earned premiums increased 2.6 percent to $108.5 million as compared to the second quarter of 2007, primarily due to the lower reinsurance costs described above.
     For the six months ended June 30, 2008, net earned premiums increased 3.5 percent to $211.1 million, primarily due to the lower reinsurance costs described above.
Excess of Loss Reinsurance
     The Company’s reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company’s retention on a per principal basis. The Company’s reinsurance coverage is provided by third party reinsurers and related parties.
2008 Third Party Reinsurance Compared to 2007 Third Party Reinsurance
     Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2007 Excess of Loss Treaty. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2008 on bonds that were in force during 2008. The contract also includes a provision for additional premiums based on losses ceded under the contract. The primary difference between the 2008 Excess of Loss Treaty and the Company’s 2007 Excess of Loss Treaty is as follows. The base annual premium for the 2008 Excess of Loss Treaty is $33.3 million compared to the base annual cost of the 2007 Excess of Loss Treaty of $38.3 million before additional premium resulting from loss activity. The Company’s estimate of these additional premiums under the 2007 Excess of Loss Treaty is $4.2 million. Only the large national contractor that was excluded from the 2007 treaty remained excluded from the 2008 Excess of Loss Treaty.
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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through June 30, 2008.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2007, the net amount billed and received by the Company under the Stop Loss Contract was $42.3 million. This amount included $24.0 million held by the Company for losses covered by this contract that were incurred but not paid as of December 31, 2007. As a result of adverse development of losses subject to the Stop Loss Contract during the six months ended June 30, 2008, the Company billed an additional $7.3 million, of which $0.1 million had been received as of June 30, 2008. The amount received under the Stop Loss Contract includes $24.1 million held by the Company for losses covered by this contract that were incurred but not paid as of June 30, 2008.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which expired on December 31, 2007, was for an additional premium of $0.5 million, which was based on the level of actual premiums written on bonds for the large national contractor. In December 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2008, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of both June 30, 2008 and December 31, 2007, the Company had ceded losses of $50.0 million under the terms of this contract, with unpaid ceded losses of $46.8 million.
     As of June 30, 2008 and December 31, 2007, CNA Surety had an insurance receivable balance from CCC and CIC of $69.9 million and $62.9 million, respectively. At June 30, 2008, this receivable included $57.8 million of reinsurance recoverables, including the amount due under the Stop Loss Contract discussed above, and $12.0 million of premiums receivable. At December 31, 2007, this receivable included $50.5 million of reinsurance recoverables and $12.4 million of premiums receivable. CNA Surety had reinsurance payables to CCC and CIC of less than $0.1 million as of June 30, 2008 and $0.1 million as of December 31, 2007.
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
Net Loss Ratio
     The net loss ratio was 25.2% for the three months ended June 30, 2008 compared with 25.4% for the same period in 2007. The net loss ratio was 25.3% for the six months ended June 30, 2008 compared with 25.4% for the same period last year. These loss ratios include nominal revisions of prior accident year reserves, known as reserve development, for both the current quarter and the same period last year.

Expense Ratio
     The expense ratio was 53.3% for the three months ended June 30, 2008 as compared with 54.0% for the same period in 2007. The expense ratio was 53.6% for the six months ended June 30, 2008 as compared with 54.4% for the same period in 2007. The improvement in the ratio reflects the benefit of lower reinsurance costs on earned premiums and continued focus on expense management.
Investment Income and Realized Investment Gains/Losses
     Net investment income was $11.7 million for the three months ended June 30, 2008 as compared with $10.8 million for the same period in 2007. This increase is due to higher overall invested assets. The annualized pre-tax yield was 4.5% and 4.6% for the three months ended June 30, 2008 and 2007, respectively. The annualized after-tax yield was 3.7% and 3.8% for the three months ended June 30, 2008 and 2007, respectively. The decrease in annualized yields was due to a decline in short-term yields. Net realized investment losses were nominal for the quarter ended June 30, 2008. The net realized investment losses of $0.8 million in the quarter ended June 30, 2007 were due to the recognition of impairment losses on certain fixed income securities, partially offset by net realized investment gains on the sale of other fixed income securities.
     Net investment income was $23.5 million for the six months ended June 30, 2008 as compared with $21.5 million for the same period in 2007. The increase is due to the impact of higher overall invested assets. The annualized pre-tax yields were 4.5% and 4.6% for the six months ended June 30, 2008 and 2007, respectively. The annualized after-tax yields were 3.7% and 3.8% for the six months ended June 30, 2008 and 2007, respectively. Net realized investment losses were nominal for the first six months of 2008. Net realized investment losses in the same period of 2007 were $0.6 million.
     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross realized investment gains	$8	$112	$11	$391
Gross realized investment losses	(29)	(942)	(41)	(942)

Net realized investment losses	$(21)	$(830)	$(30)	$(551)

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
Interest Expense
     Interest expense decreased 26.9 percent for the three months ended June 30, 2008 as compared with the same period in 2007 due to lower interest rates. The weighted average interest rate for the three months ended June 30, 2008 was 6.2% as compared with 8.7% for the same period in 2007. Weighted average debt outstanding was $30.9 million for both the three months ended June 30, 2008 and 2007.
     Interest expense decreased by 20.6 percent for the six months ended June 30, 2008 as compared with the same period in 2007. Weighted average debt outstanding was $30.9 million for both the six months ended June 30, 2008 and 2007. The weighted average interest rate for the six months ended June 30, 2008 was 6.8% as compared with 8.7% for the same period in 2007.
Income Taxes
     The Company’s income tax expense was $10.4 million and $20.0 million for the three and six months ended June 30, 2008. The Company’s income tax expense was $9.1 million and $18.1 million for the three and six months ended June 30, 2007. The effective income tax rates for the three and six months ended June 30, 2008 were 30.2% and 29.9%, respectively. The effective income tax rates for the three and six months ended June 30, 2007 were 29.4% and 29.8%, respectively. The Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $5.9 million and $11.7 million for the three and six months ended June 30, 2008, respectively. Tax-exempt investment income was $5.1 million and $9.9 million for the three and six months ended June 30, 2007, respectively.
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
     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At June 30, 2008, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $962.2 million of fixed income securities, $82.0 million of short-term investments and $0.1 million of cash. At December 31, 2007, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $963.4 million of fixed income securities, $42.2 million of short-term investments and $4.7 million of cash.
     On July 1, 2008, the Company paid $49.0 million in settlement of a large claim that had been fully reserved as of June 30, 2008. The Company used funds held in short-term investments at June 30, 2008. Upon payment of the claim, the Company billed its excess of loss reinsurers for the $25.4 million of recoverables associated with this claim. These recoverables include $3.5 million from affiliates.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At June 30, 2008, the parent company’s invested assets consisted of $1.5 million of equity securities, $4.8 million of short-term investments and $5.4 million of cash. At December 31, 2007, the parent company’s invested assets consisted of $1.8 million of equity securities, $7.3 million of short-term investments and $4.8 million of cash. At June 30, 2008 and December 31, 2007, parent company short-term investments and cash included $7.5 million and $9.8 million, respectively, of restricted cash primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $35.1 million for the three months ended June 30, 2008 compared to net cash flow provided by operating activities of $19.2 million for the comparable period in 2007. The increase in net cash flow provided by operating activities primarily relates to lower net loss payments in the current quarter due to higher indemnification recoveries. Also, the three-month period ended June 30, 2007 was impacted by the return of cash collateral which reduced cash flows by $5.1 million for that period.
     The Company’s consolidated net cash flow provided by operating activities was $54.3 million for the six months ended June 30, 2008 compared to net cash flow provided by operating activities of $33.1 million for the comparable period in 2007. The increase in net cash flow provided by operating activities primarily relates to lower loss payments due to higher indemnification recoveries. Also, the six-month period ended June 30, 2007 was impacted by the return of cash collateral which reduced cash flows by $7.9 million for that period.
     On July 27, 2005, the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility with a new credit facility (the “2005 Credit Facility”). The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the three and six months ended June 30, 2008 and 2007.
     The term of borrowings under the 2005 Credit Facility was fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate was based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin.

The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the three and six months ended June 30, 2008 and 2007. As such, the Company incurred only the facility fee of 0.300% and 0.325% at June 30, 2008 and 2007, respectively.
     The 2005 Credit Facility matured on June 30, 2008. The Company chose not to seek renewal of this facility as there is not currently an expected need for this source of liquidity and capital. The Company continually monitors its projected liquidity and capital requirements and may pursue a new credit facility based on anticipated need, market conditions and other factors.
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
     The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of June 30, 2008 and 2007, the interest rate on the junior subordinated debenture was 6.051% and 8.735% respectively.
     A summary of the Company’s commitments as of June 30, 2008 is presented in the following table (in millions):

Contractual Obligations as of June 30, 2008	2008	2009	2010	2011	2012	Thereafter	Total
Debt (a)	$1.0	$1.9	$1.9	$1.9	$1.9	$71.0	$79.6
Operating leases	1.0	2.0	2.0	1.8	1.0	––	7.8
Loss and loss adjustment expense reserves	139.0	139.0	99.4	41.4	24.0	52.2	495.0
Other long-term liabilities (b)	0.3	1.1	0.8	0.6	0.5	9.6	12.9

Total	$141.3	$144.0	$104.1	$45.7	$27.4	$132.8	$595.3

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.
     As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay operating expenses and meet debt service requirements, as well as to pay cash dividends. The payment of dividends by the insurance subsidiaries is subject to varying degrees of supervision by the insurance regulatory authorities in the insurance subsidiaries’ state of domicile. Western Surety, Surety Bonding Company of America (“SBCA”) and Universal Surety of America (“Universal Surety”) are domiciled in South Dakota. In South Dakota, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer’s surplus to policyholders or (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the South Dakota Division of Insurance prior to payment.
     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2008 is based on statutory surplus and income at and for the year ended December 31, 2007. Without prior regulatory approval in 2008, Western Surety may pay dividends of $96.7 million to CNA Surety. CNA Surety received $3.0 million in dividends from its insurance subsidiaries and no dividends from its non-insurance subsidiaries during the first six months of 2008. CNA Surety received no dividends from its insurance subsidiaries or its non-insurance subsidiaries during the first six months of 2007.

     Combined statutory surplus totaled $485.1 million at June 30, 2008, resulting in an annualized net written premium to statutory surplus ratio of to 0.9 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2008 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of June 30, 2008, regulation would limit Western Surety’s largest gross risk to $134.0 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received $19.9 million and $18.5 million from its subsidiaries for the six months ended June 30, 2008 and June 30, 2007, respectively.
     Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer’s statutory surplus. Effective July 1, 2007 through June 30, 2008, the underwriting limitations of Western Surety and Surety Bonding were $34.2 million and $0.7 million, respectively. Effective July 1, 2008 through June 30, 2009, the underwriting limitations of Western Surety and Surety Bonding are $43.5 million and $0.7 million, respectively. Through the Quota Share Treaty previously discussed, CNA Surety has access to CCC and its affiliates’ U.S. Department of Treasury underwriting limitations. Effective July 1, 2007 through June 30, 2008, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty totaled $739.9 million. Effective July 1, 2008 through June 30, 2009, the underwriting limitations of CCC and its affiliates total $783.7 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.
     Subject to the aforementioned uncertainties concerning the Company’s per principal net retentions, CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company’s excess of loss reinsurance arrangements, to meet its present capital needs.
Financial Condition
Investment Portfolio
     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at June 30, 2008 and December 31, 2007, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
June 30, 2008	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,759	$583	$—	$—	$18,342
U.S. Agencies	54,605	653	(16)	—	55,242
Collateralized mortgage obligations	31,112	456	(175)	—	31,393
Mortgage pass-through securities	59,860	301	(340)	(564)	59,257
Obligations of states and political subdivisions	633,233	9,913	(3,392)	(6,565)	633,189
Corporate bonds	97,040	677	(835)	(1,806)	95,076
Non-agency collateralized mortgage obligations	35,036	32	(67)	(1,232)	33,769
Other asset-backed securities:
Second mortgages/home equity loans	9,183	—	(137)	(1,102)	7,944
Credit card receivables	17,237	251	(411)	—	17,077
Other	10,771	169	(50)	––	10,890

Total fixed income securities	965,836	13,035	(5,423)	(11,269)	962,179
Equity securities	1,546	41	(60)	—	1,527

Total	$967,382	$13,076	$(5,483)	$(11,269)	$963,706

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2007	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,790	$485	$—	$—	$18,275
U.S. Agencies	52,617	706	—	(15)	53,308
Collateralized mortgage obligations	30,086	502	(11)	(107)	30,470
Mortgage pass-through securities	54,659	401	—	(586)	54,474
Obligations of states and political subdivisions	625,858	15,408	(2,500)	(641)	638,125
Corporate bonds	95,714	1,493	(97)	(1,408)	95,702
Non-agency collateralized mortgage obligations	35,011	232	—	(699)	34,544
Other asset-backed securities:
Second mortgages/home equity loans	9,951	—	—	(50)	9,901
Credit card receivables	17,234	451	—	—	17,685
Other	10,788	157	—	(75)	10,870

Total fixed income securities	949,708	19,835	(2,608)	(3,581)	963,354
Equity securities	1,683	106	—	—	1,789

Total	$951,391	$19,941	$(2,608)	$(3,581)	$965,143

     The following table summarizes for fixed income securities in an unrealized loss position at June 30, 2008 and December 31, 2007 the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	June 30, 2008		December 31, 2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade (a):
0-6 months	$246,017	$5,423	$17,785	$175
7-12 months	15	1	112,914	2,433
13-24 months	92,661	6,565	9,984	671
Greater than 24 months	48,196	3,925	91,683	2,463

Total investment grade	386,889	15,914	232,366	5,742
Non-investment grade:
Greater than 24 months	3,246	778	3,582	447

Total	$390,135	$16,692	$235,948	$6,189

(a)	Investment grade is determined by the higher of the two ratings, Standard & Poors or Moody’s Investor Services, when a security has a split rating.
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
     No other than temporary impairments were recorded for the three or six months ended June 30, 2008. During the second quarter of 2007, the Company recognized other than temporary impairment losses of $0.9 million on 13 fixed income securities of various categories of investments that were in an unrealized loss position. These impairment losses were recognized as significant interest rate changes and a revised outlook on the interest rates resulted in the Company’s intention not to hold these securities to their anticipated recovery.
     As of June 30, 2008, 93 fixed income securities held by the Company were in an unrealized loss position. The Company believes that 87 of these securities are in an unrealized loss position due to general market disruptions, the relative performance and changing market views of asset classes and changes in interest rates. However, the Company believes there are no credit issues specific to these individual securities. Therefore, the Company expects these securities will recover in value at or before maturity. Of these 87 securities, 24 were rated AAA by Standard & Poor’s (“S&P”) and Aaa by Moody’s Investor Services (“Moody’s”) and all were investment grade. Of these 87 securities, 16 were in a loss position that exceeded 5% of its book value, with the largest unrealized loss percentage being 8.9% of that security’s book value resulting in an unrealized loss of $0.3 million. The largest unrealized loss was $0.6 million, which was 5.9% of that security’s book value.
     Of the six remaining securities that were in an unrealized loss position, one was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of 19.3% ($0.8 million) of its book value and was rated below investment grade by S&P and Moody’s. One of the other securities, rated investment grade by S&P and Moody’s, was issued by a large student loan provider and was in an unrealized loss position of 14.2% ($0.4 million) of its book value. Another of these securities was an asset-backed security collateralized by sub-prime home loans. This security, rated investment grade by Moody’s but rated below investment grade by S&P, was in an unrealized loss position of 22.0% ($1.1 million) of its book value. The three remaining securities, rated investment grade by S&P and Moody’s, were issued by governmental utility authorities and were in an unrealized loss position of 9.0% ($0.5 million), 13.2% ($1.4 million) and 20.4% ($1.1 million), respectively. The Company believes that the financial condition of these issuers is strong and expects that these unrealized losses will reverse at or before maturity.
     The Company intends and believes it has the ability to hold these investments until the expected recovery in value, which may be at maturity.
     At June 30, 2008, the Company’s exposure to sub-prime home loans is limited to two asset-backed securities rated AAA and BB, respectively, by S&P that are collateralized by sub-prime home loans originated prior to 2005. One of these securities was downgraded during the first quarter of 2008 and again in the second quarter due to the downgrade of the bond insurer supporting the issue. These securities have an aggregate fair value of $7.9 million and are in an unrealized loss position of $1.2 million at June 30, 2008. In 2008, the Company has received $0.8 million of repayments on one of these securities, including $0.4 million during the second quarter.
     Municipal bonds represent approximately 60% of the Company’s invested assets. Approximately 59% of these municipal bonds are insured by one of the major mono-line bond insurers. During the first quarter of 2008, one of these bond insurers was downgraded, but remained investment grade. In the second quarter, this bond insurer was downgraded again and is now rated below investment grade by both Moody’s and S&P. None of the municipal bonds held by the Company and insured by this bond insurer had additional ratings downgrades during the second quarter as a result. Also during the second quarter, two of the other major bond insurers were downgraded from Aaa/AAA to Aa3/AA and Aa2/AA, respectively. As a result, 42 municipal bonds owned by the Company, with a market value of approximately $190.7 million, were downgraded during the second quarter. These holdings assumed the higher of their underlying credit rating or that of the mono-line bond insurer, which ranged from A to AAA, with the majority being AA. The Company’s remaining insured municipal bonds are insured by an AAA-rated mono-line bond insurer.
     The underlying ratings of all municipal holdings remain very strong and carry an average rating of AA. There are four municipal bonds with a total fair value of $11.0 million that have underlying ratings of BBB+. Three of these, with a total fair value of $10.6 million, are insured by one of the mono-line bond insurers. The Company views the bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased. Based on the strong underlying credit quality of its insured municipal bonds, the Company believes that any impact of potential ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.

     At June 30, 2008, the Company’s fixed income securities include eight bonds issued by the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a total fair value of approximately $52.7 million. Only one of these securities, a Freddie Mac bond with a book value of $1.0 million, was in an unrealized loss position (less than 2% of the security’s book value). At June 30, 2008, the Fannie Mae and Freddie Mac collateralized mortgage obligations held by the Company had a total fair value of $31.4 million and a net unrealized gain of $0.3 million. Fannie Mae and Freddie Mac mortgage pass-through securities held by the Company had a total fair value of $59.1 million and a net unrealized loss of $0.6 million as of June 30, 2008.
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
     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company’s expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of June 30, 2008. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	June 30,	Interest Rate	Change in	Stockholders’
	2008	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$164,234	200 bp increase	$150,228	(1.3)%
		100 bp increase	157,525	(0.6)
		100 bp decrease	168,700	0.4
		200 bp decrease	170,613	0.6

States, municipalities and political subdivisions	633,189	200 bp increase	558,543	(6.9)
		100 bp increase	599,526	(3.1)
		100 bp decrease	673,934	3.8
		200 bp decrease	717,310	7.8

Corporate bonds and all other	164,756	200 bp increase	150,916	(1.3)
		100 bp increase	157,679	(0.7)
		100 bp decrease	172,418	0.7
		200 bp decrease	180,474	1.5

Total fixed income securities available-for-sale	$962,179	200 bp increase	859,687	(9.5)
		100 bp increase	914,730	(4.4)
		100 bp decrease	1,015,052	4.9
		200 bp increase	1,068,397	9.8

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2007	(bp=basis points)	Interest Rate	Equity
		(Dollars in thousands)
U.S. Government and government agencies and authorities	$156,527	200 bp increase	$143,016	(1.3)%
		100 bp increase	150,653	(0.6)
		100 bp decrease	160,156	0.4
		200 bp decrease	162,267	0.6

States, municipalities and political subdivisions	638,125	200 bp increase	561,138	(7.5)
		100 bp increase	598,496	(3.9)
		100 bp decrease	680,200	4.1
		200 bp decrease	725,517	8.5

Corporate bonds and all other	168,702	200 bp increase	153,539	(1.5)

		100 bp increase	160,869	(0.8)
		100 bp decrease	177,063	0.8
		200 bp decrease	185,960	1.7

Total fixed income securities available-for-sale	$963,354	200 bp increase	857,693	(10.3)
		100 bp increase	910,018	(5.3)
		100 bp decrease	1,017,419	5.3
		200 bp decrease	1,073,744	10.8
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
ITEM 1a. RISK FACTORS — Information on the Company’s risk factors is set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None
ITEM 5. OTHER INFORMATION — Reports on Form 8-K:
     April 25, 2008; CNA Surety Corporation Earnings Press Release issued on April 25, 2008.
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

Date: July 25, 2008

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