Form 10-Q
period 2008-09-30
CNA SURETY CORP
filed 2008-10-24
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
44,162,297 shares of Common Stock, $.01 par value as of October 20, 2008.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
Invested assets:
Fixed income securities, at fair value (amortized cost: $996,802 and $949,708)	$965,470	$963,354
Equity securities, at fair value (cost: $1,405 and $1,683)	1,405	1,789
Short-term investments, at cost (approximates fair value)	82,909	49,453

Total invested assets	1,049,784	1,014,596
Cash	8,774	10,230
Deferred policy acquisition costs	106,961	104,280
Insurance receivables:
Premiums, including $11,981 and $12,317 from affiliates, (net of allowance for doubtful accounts: $965 and $1,145)	45,149	36,317
Reinsurance, including $46,794 and $50,547 from affiliates	94,360	127,119
Deposit with affiliated ceding company	30,852	34,644
Intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Current income taxes receivable	—	1,960
Property and equipment, at cost (less accumulated depreciation and amortization: $32,011 and $29,467)	23,878	24,288
Prepaid reinsurance premiums (including $108 and $322 from affiliates)	319	510
Accrued investment income	12,262	12,242
Other assets	2,668	2,683

Total assets	$1,513,792	$1,507,654

LIABILITIES
Reserves:
Unpaid losses and loss adjustment expenses	$424,561	$472,842
Unearned premiums	271,551	258,930

Total reserves	696,112	731,772
Debt	30,867	30,791
Deferred income taxes, net	2,552	17,756
Reinsurance and other payables to affiliates	460	643
Accrued expenses	16,972	18,273
Liability for postretirement benefits	8,764	10,001
Federal income tax payable	6,490	—
Other liabilities	29,344	30,713

Total liabilities	791,561	839,949
Commitments and contingencies (See Notes 3, 4 & 7)

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share, 100,000 shares authorized; 45,535 shares issued and 44,159 shares outstanding at September 30, 2008 and 45,505 shares issued and 44,121 shares outstanding at December 31, 2007	455	455
Additional paid-in capital	275,778	274,069
Retained earnings	480,526	399,241
Accumulated other comprehensive income (loss)	(19,755)	8,800
Treasury stock, 1,376 and 1,384 shares, at cost	(14,773)	(14,860)

Total stockholders’ equity	722,231	667,705

Total liabilities and stockholders’ equity	$1,513,792	$1,507,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Net earned premium	$109,696	$113,617	$320,814	$317,607
Net investment income	11,781	11,328	35,292	32,792
Net realized investment (losses) gains	(177)	65	(207)	(486)

Total revenues	121,300	125,010	355,899	349,913

Expenses:
Net losses and loss adjustment expenses	8,745	23,835	62,103	75,632
Net commissions, brokerage and other underwriting expenses	61,694	59,952	174,806	170,870
Interest expense	508	745	1,659	2,194

Total expenses	70,947	84,532	238,568	248,696

Income before income taxes	50,353	40,478	117,331	101,217
Income tax expense	16,020	12,481	36,046	30,577

Net income	$34,333	$27,997	$81,285	$70,640

Earnings per common share	$0.78	$0.64	$1.84	$1.61

Earnings per common share, assuming dilution	$0.78	$0.63	$1.84	$1.60

Weighted average shares outstanding	44,138	43,954	44,139	43,975

Weighted average shares outstanding, assuming dilution	44,264	44,194	44,258	44,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Income (Loss)	At Cost	Equity
Balance, December 31, 2006	43,872	$453	$268,651		$306,745	$4,993	$(14,940)	$565,902
Comprehensive income:
Net income	—	—	—	$70,640	70,640	—	—	70,640
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $2,042 (net of reclassification adjustment of ($120), after income tax benefit of $65)	—	—	—	(3,793)	—	(3,793)	—	(3,793)
Adjustment to recognize re-measurement of accumulated postretirement benefit obligations, net of tax benefit of $563	—	—	—	(684)	—	(684)	—	(684)
Adjustment to postretirement benefit plan net periodic cost, after income tax expense of $74	—	—	—	137	—	137	—	137

Total comprehensive income	—	—	—	$66,300	—	—	—	—

Stock-based compensation	—	—	1,456		—	—	—	1,456
Stock options exercised and other	150	1	2,146		—	—	80	2,227

Balance, September 30, 2007	44,022	$454	$272,253		$377,385	$653	$(14,860)	$635,885

Balance, December 31, 2007	44,121	$455	$274,069		$399,241	$8,800	$(14,860)	$667,705
Comprehensive income:
Net income	—	—	—	$81,285	81,285	—	—	81,285
Other comprehensive income:
Change in unrealized gains (losses) on securities, after income tax benefit of $15,779 (net of reclassification adjustment of $8, after income tax expense of $5)	—	—	—	(29,304)	—	(29,304)	—	(29,304)
Adjustment to recognize re-measurement of accumulated postretirement benefit obligations, after income tax expense of $778	—	—	—	828	—	828	—	828
Net change related to postretirement benefits, after income tax benefit of $42	—	—	—	(79)	—	(79)	—	(79)

Total comprehensive income	—	—	—	$52,730	—	—	—	—

Stock-based compensation	—	—	1,327		—	—	—	1,327
Stock options exercised and other	38	—	382		—	—	87	469

Balance, September 30, 2008	44,159	$455	$275,778		$480,526	$(19,755)	$(14,773)	$722,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,285	$70,640
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(38)	332
Depreciation and amortization	4,238	4,723
Amortization (accretion) of bond premium (discount), net	2,007	(70)
Loss on disposal of property and equipment	1,130	1
Net realized investment losses	207	486
Stock-based compensation	1,327	1,456
Changes in:
Insurance receivables	23,965	(6,075)
Reserve for unearned premiums	12,621	19,947
Reserve for unpaid losses and loss adjustment expenses	(48,281)	13,234
Deposits with affiliated ceding company	3,792	(1,134)
Deferred policy acquisition costs	(2,681)	(5,863)
Deferred income taxes, net	(202)	(1,097)
Reinsurance and other payables to affiliates	(183)	2,061
Prepaid reinsurance premiums	191	1,413
Accrued expenses	(1,301)	(5,163)
Other assets and liabilities	7,167	(3,570)

Net cash provided by operating activities	85,244	91,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed income securities:
Purchases	(99,751)	(224,087)
Maturities	25,602	46,459
Sales	24,402	70,103
Purchases of equity securities	(370)	(714)
Proceeds from the sale of equity securities	460	757
Changes in short-term investments	(32,830)	28,069
Purchases of property and equipment, net	(4,882)	(4,696)
Other, net	200	(29)

Net cash used in investing activities	(87,169)	(84,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Employee stock option exercises and other	469	2,227

Net cash provided by financing activities	469	2,227

(Decrease) increase in cash	(1,456)	9,410
Cash at beginning of period	10,230	7,164

Cash at end of period	$8,774	$16,574

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,665	$2,110
Income taxes	$27,741	$26,898
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

     The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$34,333	$27,997	$81,285	$70,640

Shares:
Weighted average shares outstanding	44,132	43,938	44,121	43,872
Weighted average shares of options exercised and additional stock issuance	6	16	18	103

Total weighted average shares outstanding	44,138	43,954	44,139	43,975
Effect of dilutive options	126	240	119	273

Total weighted average shares outstanding, assuming dilution	44,264	44,194	44,258	44,248

Earnings per share	$0.78	$0.64	$1.84	$1.61

Earnings per share, assuming dilution	$0.78	$0.63	$1.84	$1.60

     No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.6 million were excluded from the calculation of diluted earnings per share for both the three and nine months ended September 30, 2008 because the exercise price of these options was greater than the average market price of CNA Surety’s common stock. Options to purchase shares of common stock of 0.3 million were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2007 because the exercise price of the options was greater than the average market price of the Company’s common stock.
Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. For fiscal years beginning after November 15, 2007, companies are required to implement the standard for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB issued Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate in determining fair value in that market. FSP SFAS 157-3 was effective immediately upon issuance.
     The Company adopted SFAS 157 on January 1, 2008 for its financial assets and liabilities. Overall, the impact of adopting SFAS 157 did not have a significant impact on the financial condition at the date of adoption or the results of operations for the three and nine months ended September 30, 2008.

2. Investments
     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at September 30, 2008 and December 31, 2007, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
September 30, 2008	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,744	$820	$—	$—	$18,564
U.S. Agencies	54,599	504	(9)	—	55,094
Collateralized mortgage obligations	30,331	395	(235)	—	30,491
Mortgage pass-through securities	73,648	423	(266)	(386)	73,419
Obligations of states and political subdivisions	651,811	7,027	(12,110)	(14,648)	632,080
Corporate bonds	97,033	219	(4,830)	(4,077)	88,345
Non-agency collateralized mortgage obligations	35,036	—	(442)	(2,096)	32,498
Other asset-backed securities:
Second mortgages/home equity loans	8,600	—	(118)	(472)	8,010
Credit card receivables	17,238	1	(794)	—	16,445
Other	10,762	25	(263)	—	10,524

Total fixed income securities	996,802	9,414	(19,067)	(21,679)	965,470
Equity securities	1,405	—	—	—	1,405

Total	$998,207	$9,414	$(19,067)	$(21,679)	$966,875

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2007	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,790	$485	$—	$—	$18,275
U.S. Agencies	52,617	706	—	(15)	53,308
Collateralized mortgage obligations	30,086	502	(11)	(107)	30,470
Mortgage pass-through securities	54,659	401	—	(586)	54,474
Obligations of states and political subdivisions	625,858	15,408	(2,500)	(641)	638,125
Corporate bonds	95,714	1,493	(97)	(1,408)	95,702
Non-agency collateralized mortgage obligations	35,011	232	—	(699)	34,544
Other asset-backed securities:
Second mortgages/home equity loans	9,951	—	—	(50)	9,901
Credit card receivables	17,234	451	—	—	17,685
Other	10,788	157	—	(75)	10,870

Total fixed income securities	949,708	19,835	(2,608)	(3,581)	963,354
Equity securities	1,683	106	—	—	1,789

Total	$951,391	$19,941	$(2,608)	$(3,581)	$965,143

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
     During the third quarter of 2008, the Company recorded other than temporary impairment losses of $0.2 million on the equity securities that are related to the Company’s non-qualified deferred compensation plan. Other than temporary impairment losses for the nine months ended September 30, 2008 were also $0.2 million as no other than temporary impairments were recorded through the second quarter of 2008.
     No other than temporary impairments were recorded for the three months ended September 30, 2007. During the second quarter of 2007, the Company recorded other than temporary impairment losses of $0.9 million on 13 fixed income securities of various categories of investments that were in an unrealized loss position. These impairment losses were recognized as significant interest rate changes and a revised outlook on the interest rates resulted in the Company’s intention not to hold these securities to their anticipated recovery. These securities were sold during the third quarter of 2007.
     As of September 30, 2008, 125 fixed income securities held by the Company were in an unrealized loss position. The Company believes that 119 of these securities are in an unrealized loss position due to general market disruptions, the relative performance and changing market views of asset classes and changes in interest rates. However, the Company believes there are no credit issues specific to these individual securities. Therefore, the Company expects these securities will recover in value at or before maturity. All of these 119 securities are investment grade. 48 of these securities were rated AA by Standard & Poor’s (“S&P”) or Aa1, Aa2, or Aa3 by Moody’s Investor Services (“Moody’s”). 52 of these securities were rated AAA by S&P or Aaa by Moody’s. Of these 119 securities, 51 were in a loss position that exceeded 5% of its book value, with the largest unrealized loss percentage being 38.8% of that security’s book value resulting in an unrealized loss of $1.2 million. The largest unrealized loss was $1.5 million, which was 14.4% of that security’s book value.
     Of the six remaining securities that were in an unrealized loss position, one was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of 33.9% ($1.4 million) of its book value and was rated below investment grade by S&P and Moody’s. One of the other securities, rated investment grade by S&P and Moody’s, was issued by a large student loan provider and was in an unrealized loss position of 38.5% ($1.2 million) of its book value. Another of these securities was an asset-backed security collateralized by sub-prime home loans. This security, rated investment grade by Moody’s but below investment grade by S&P, was in an unrealized loss position of 10.2% ($0.5 million) of its book value. The three remaining securities, rated investment grade by S&P and Moody’s, were issued by governmental utility authorities and were in an unrealized loss position of 20.9% ($1.1 million), 25.5% ($2.8 million) and 26.8% ($1.5 million), respectively. The Company believes that the financial condition of these issuers is strong and expects that these unrealized losses will reverse at or before maturity.
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
3. Reinsurance
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
	Written	Earned	Written	Earned
Direct	$94,407	$94,163	$93,169	$93,729
Assumed	25,955	27,267	30,380	29,735
Ceded	(11,557)	(11,734)	(9,572)	(9,847)

	$108,805	$109,696	$113,977	$113,617

	Nine Months Ended September 30,
	2008		2007
	Written	Earned	Written	Earned
Direct	$280,784	$267,087	$280,916	$262,353
Assumed	80,515	81,591	86,986	85,602
Ceded	(27,673)	(27,864)	(28,935)	(30,348)

	$333,626	$320,814	$338,967	$317,607

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

     Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement that covers certain contract business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were less than $0.1 million for both the three months ended September 30, 2008 and 2007, respectively, and $0.1 million for both the nine months ended September 30, 2008 and 2007, respectively.
     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$21	0.2%	$20,828	16.9%
Ceded amounts	8,724	(74.3)%	3,007	(30.5)%

Net losses and loss adjustment expenses	$8,745	8.0%	$23,835	21.0%

	Nine Months Ended September 30,
	2008		2007
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$70,559	20.2%	$79,401	22.8%
Ceded amounts	(8,456)	30.4%	(3,769)	12.4%

Net losses and loss adjustment expenses	$62,103	19.4%	$75,632	23.8%

     During the three months ended September 30, 2008 and 2007, the Company, based on actuarial reviews performed during the respective quarters, reduced gross reserves related to prior accident years by approximately $33.3 million and $11.4 million, respectively. These adjustments reflect changes in estimates of incurred-but-not-reported reserves. The corresponding change in ceded reserves was such that net reserves related to prior accident years were reduced by $24.9 million and $5.0 million for the three months ended September 30, 2008 and 2007, respectively. These actions resulted in the unusual relationships in the gross and ceded amounts shown above.
2008 Third Party Reinsurance Compared to 2007 Third Party Reinsurance
     Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2007 Excess of Loss Treaty. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2008 on bonds that were in force during 2008. The contract also includes a provision for additional premiums based on losses ceded under the contract. The primary difference between the 2008 Excess of Loss Treaty and the Company’s 2007 Excess of Loss Treaty is as follows. The base annual premium for the 2008 Excess of Loss Treaty is $33.3 million compared to the base annual cost of the 2007 Excess of Loss Treaty of $38.3 million before additional premium resulting from loss activity. The Company has incurred additional ceded premiums due to losses ceded under the 2007 Excess of Loss Treaty of $8.5 million, including $4.2 million of additional ceded premium for the three and nine months ended September 30, 2008. Only the large national contractor that was excluded from the 2007 treaty remained excluded from the 2008 Excess of Loss Treaty.
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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through September 30, 2008.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2007, the net amount billed and received by the Company under the Stop Loss Contract was $42.3 million. This amount included $24.0 million held by the Company for losses covered by this contract that were incurred but not paid as of December 31, 2007. As of September 30, 2008, losses incurred under the Stop Loss Contract were $49.6 million. This amount includes anticipated indemnification recoveries expected for subject losses. CCC has paid all amounts due under the Stop Loss Contract as of September 30, 2008, net of $2.0 million related to expected recoveries.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which expired on December 31, 2007, was for an additional premium of $0.5 million, which was based on the level of actual premiums written on bonds for the large national contractor. In December 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2008, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of both September 30, 2008 and December 31, 2007, the Company had ceded losses of $50.0 million under the terms of this contract, with unpaid ceded losses of $46.8 million.
     As of September 30, 2008 and December 31, 2007, CNA Surety had an insurance receivable balance from CCC and CIC of $58.8 million and $62.9 million, respectively. At September 30, 2008, this receivable included $46.8 million of reinsurance recoverables, and $12.0 million of premiums receivable. At December 31, 2007, this receivable included $50.5 million of reinsurance recoverables and $12.4 million of premiums receivable. CNA Surety had reinsurance payables to CCC and CIC of less than $0.1 million and $0.1 million at September 30, 2008 and December 31, 2007, respectively.

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
     The Company utilizes a pricing service for the valuation of the majority of securities held. This pricing service is an independent, third party vendor recognized to be an industry leader with access to market information who obtains or computes fair market values from quoted market prices, pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models. For valuations obtained from the pricing service, the Company performs due diligence to understand how the valuation was calculated or derived, focusing on the valuation technique used and the nature of the inputs.
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
     Assets measured at fair value on a recurring basis are summarized below (amounts in thousands):

	September 30, 2008
	Fair Value Measurements Using
				Assets at Fair
	Level 1	Level 2	Level 3	Value
Assets:
Fixed income securities at fair value	$18,564	$946,906	—	$965,470
Equity securities at fair value	1,405	—	—	1,405
Short term investments at fair value (a)	48,929	33,980	—	82,909

Total assets	$68,898	$980,886	—	$1,049,784

(a)	Includes commercial paper and money market instruments.
     The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either the adoption of SFAS 157 on January 1, 2008 or at September 30, 2008.

5. Reserves for Losses and Loss Adjustment Expenses
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Reserves at beginning of period:
Gross	$495,041	$435,569	$472,842	$434,224
Ceded reinsurance	152,296	142,976	150,496	144,858

Net reserves at beginning of period	342,745	292,593	322,346	289,366

Net incurred loss and loss adjustment expenses:
Provision for insured events of current year	33,685	28,863	87,104	80,710
Decrease in provision for insured events of prior years	(24,940)	(5,028)	(25,001)	(5,078)

Total net incurred	8,745	23,835	62,103	75,632

Net payments attributable to:
Current year events	3,456	1,470	5,996	7,044
Prior year events	5,854	5,852	36,273	48,848

Total net payments	9,310	7,322	42,269	55,892

Net reserves at end of period	342,180	309,106	342,180	309,106
Ceded reinsurance at end of period	82,381	138,352	82,381	138,352

Gross reserves at end of period	$424,561	$447,458	$424,561	$447,458

6. Debt
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a 30-year term and are redeemable at par value after five years. The securities were issued by CNA Surety Capital Trust I (the “Issuer Trust”). The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Condensed Consolidated Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $80.0 million, consisting of annual dividend payments of $1.9 million over 26 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of September 30, 2008 and 2007, the interest rate on the junior subordinated debenture was 6.179% and 8.933% respectively.
     On June 30, 2008 the Company’s credit facility matured. There was no outstanding balance under this facility (the “2005 Credit Facility”) during 2008. The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the three and nine months ended September 30, 2007 and for the six months ended June 30, 2008 when the 2005 Credit Facility matured.
     The term of borrowings under the 2005 Credit Facility was fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate was based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the three and nine months ended September 30, 2007. As such, the Company incurred only the facility fee of 0.300% at September 30, 2007.

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
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$26	$97	$144	$250
Interest cost	74	227	364	572
Amortization of prior service cost	(68)	—	(121)	(80)
Net amortization of actuarial (gain) loss	(12)	127	—	290

Net periodic benefit cost	$20	$451	$387	$1,032

     The Company uses a roll-forward technique to develop its year-end measurement of the accumulated postretirement benefit obligation and subsequently performs a valuation as of January 1 of the following year using updated data. This valuation was completed during the third quarter of 2008. As a result, in the third quarter of 2008, the liability for postretirement benefits and the 2008 net periodic benefit costs have been adjusted. The postretirement benefit liability decreased by $1.6 million. Net periodic benefit costs also decreased $0.2 million for the three months ended September 30, 2008 due to this remeasurement. These decreases were driven by lower expected per capita claims costs for the medical benefit plan related to changes in the plan provider.
     As a result of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) as of December 31, 2006, amortization of prior service costs and net actuarial (gains)/losses recognized through the statement of income are also adjusted through other comprehensive income.
     The Company expects to contribute $0.3 million to the postretirement benefit plans to pay benefits in 2008. As of September 30, 2008, $0.1 million of contributions have been made to the postretirement benefit plans.
8. Commitments and Contingencies
     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.
9. Income Taxes
     The Internal Revenue Service is currently examining the Company’s tax return for the year 2006. Management believes the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations.
10. Stockholders Equity
     The compensation expense recorded for the Company’s stock-based compensation plan was $0.4 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and $1.3 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively. The total income tax benefit recognized in the statement of income for stock-based compensation arrangements was $0.2 million for both the three months ended September 30, 2008 and 2007, respectively. The total income tax benefit recognized in the statement of income for stock-based compensation was $0.5 million for both the nine months ended September 30, 2008 and 2007, respectively . The amount of cash received from the exercise of stock options was $0.2 million for the three months ended September 30, 2008 and $0.4 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, the amount of cash received was $0.4 million and $2.2 million, respectively.
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
     On February 8, 2008, 259,380 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $6.32 for these options. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.7%; dividend yield of 0.0%; expected option life of 5.3 years; and volatility of 38.3%. The Company estimated the expected option life of the 2008 grant based on its analysis of past exercise patterns for similar options and did not use the simplified method used for estimating the expected option life of the 2007 grant described below. As of September 30, 2008, the number of shares available for granting of options under the 2006 Plan was 2,434,905.
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
     A summary of option activity for the nine months ended September 30, 2008 and 2007 is presented below:

		Weighted
		Average
	Shares	Exercise
	Subject	Price Per
	To Option	Share
Outstanding options at January 1, 2007	1,008,525	$12.02
Options granted	334,100	$20.70
Options forfeited	(32,075)	$14.36
Options expired	(790)	$15.20
Options exercised	(141,160)	$12.49

Outstanding options at September 30, 2007	1,168,600	$14.38

Outstanding options at January 1, 2008	1,054,588	$14.53
Options granted	259,380	$16.35
Options forfeited	(22,210)	$16.99
Options expired	(6,125)	$12.71
Options exercised	(29,800)	$11.53

Outstanding options at September 30, 2008	1,255,833	$14.94

     A summary of the status of the Company’s non-vested options as of September 30, 2008 and 2007 and changes during the nine months then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value
Non-vested options at January 1, 2007	481,613	$4.51
Options granted	334,100	$9.04
Options vested	(14,750)	$3.73
Options forfeited	(32,075)	$5.67

Non-vested options at September 30, 2007	768,888	$6.45

Non-vested options at January 1, 2008	554,557	$7.23
Options granted	259,380	$6.32
Options vested	(80,785)	$8.94
Options forfeited	(22,210)	$6.95

Non-vested options at September 30, 2008	710,942	$6.71

     A summary of the options vested or expected to vest and options exercisable as of September 30, 2008 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
September 30, 2008	1,166,536	$14.69	$3,423,467	7.0 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
September 30, 2008	544,891	$12.74	$2,470,902	5.6 years
     The total intrinsic value of options exercised was $0.1 million for both the three months ended September 30, 2008 and 2007, respectively, and $0.2 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively. The tax benefits recognized by the Company for these exercises were less than $0.1 million for the three months ended September 30, 2008 and 2007, respectively. Tax benefits recognized by the Company were less than $0.1 million for the nine months ended September 30, 2008 and $0.4 million for the nine months ended September 30, 2007.
     As of September 30, 2008, there was $1.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2008 — $0.4 million; 2009 — $0.8 million; 2010 — $0.3 million; and 2011 — $0.1 million.

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

     The following table shows the estimated liability as of September 30, 2008 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves
Contract	$104,125	$198,866	$302,991
Commercial	53,432	52,588	106,020
Fidelity and other	5,277	10,273	15,550

Total	$162,834	$261,727	$424,561

     Periodic actuarial analyses of the Company’s loss reserves are performed. These analyses typically include a comprehensive review performed in the third quarter based on data as of June 30 and an update of the comprehensive review performed in January based on data as of December 31. In between these analyses, management monitors claim activity against benchmarks of expected claim activity prepared in connection with the comprehensive review. Beginning in 2009, the Company intends to change the timing of the comprehensive review to occur in the fourth quarter using data as of September 30.
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
     The actuarial analysis is the primary tool that management utilizes in determining its best estimate of loss reserves. However, the carried reserve may differ from the actuarial point estimate as a result of management’s consideration of the impact of factors such as the following, especially as they relate to the current accident year:
—	Current claim activity, including the frequency and severity of current claims;

—	Changes in underwriting standards and business mix such as the Company’s efforts to reduce exposures to large commercial bonds;

—	Changes in the claims handling process;

—	Potential changes in the Company’s reinsurance program; and

—	Current economic conditions, especially corporate default rates and the condition of the construction economy.
     Management believes that the impact of the factors listed above, and others, may not be fully quantifiable through actuarial analysis. Accordingly, management may apply its judgment of the impact of these factors, and others, to its selection of the recorded loss reserves.
     The following table shows the point estimate as determined by the actuarial analysis at December 31, 2007 and as of the most recent analysis, June 30, 2008, which was completed during the third quarter of 2008, compared to the actual loss reserve established by management, both gross and net of reinsurance (dollars in thousands):

Gross Basis:
Recorded loss reserves at December 31, 2007	$472,842
Actuarial point estimate at December 31, 2007	469,589

Difference at December 31, 2007	$3,253

Difference as a % of actuarial point estimate	0.7%

Recorded loss reserves at June 30, 2008	$495,041
Actuarial point estimate at June 30, 2008	449,726

Difference at June 30, 2008	$45,315

Difference as a % of actuarial point estimate	10.1%

Recorded loss reserves at September 30, 2008	$424,561

Net Basis:
Recorded loss reserves at December 31, 2007	$322,346
Actuarial point estimate at December 31, 2007	317,325

Difference at December 31, 2007	$5,021

Difference as a % of actuarial point estimate	1.6%

Recorded loss reserves at June 30, 2008	$342,745
Actuarial point estimate at June 30, 2008	298,101

Difference at June 30, 2008	$44,644

Difference as a % of actuarial point estimate	15.0%

Recorded loss reserves at September 30, 2008	$342,180

     At December 31, 2007, management’s recorded gross and net reserves were slightly higher than the actuarial point estimate, with the percentage difference being somewhat larger on a net basis and concentrated in the more recent accident years. Management believed that it was premature to reduce these reserves due to the inherent uncertainty associated with the more recent accident years, particularly in light of current economic conditions.
     The conclusion of the actuarial analysis conducted during the third quarter of 2008 with data as of June 30, 2008 resulted in lower actuarial point estimates on both a gross and net basis. These lower estimates resulted from positive claim frequency trends. These positive trends resulted in improvements for accident years 2001 through 2006. As a result of the actuarial analysis, management recorded favorable prior year loss development of $24.9 million on a net basis during the third quarter. Although the actuarial analysis indicated greater favorable development, management believes that there is increased uncertainty associated with the more recent accident years due to the potential adverse impact of volatile economic conditions and that it is premature to reduce these reserves.
     Receivables recorded with respect to insurance losses ceded to reinsurers under reinsurance contracts are estimated in a manner similar to liabilities for insurance losses and, therefore, are also subject to uncertainty. In addition to the factors cited above, assumptions are made regarding the impact of reinsurance programs to be in place in future periods. Estimates of reinsurance recoveries may prove uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders.
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

Intangible Assets
     CNA Surety’s Condensed Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007 includes intangible assets of approximately $138.8 million. This amount represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp. (“Capsure”).
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
Comparison of CNA Surety Actual Results for the Three and Nine Months Ended September 30, 2008 and 2007
Analysis of Net Income
     Net income for the three months ended September 30, 2008 was $34.3 million, or $0.78 per diluted share, compared to $28.0 million, or $0.63 per diluted share, for the same period in 2007. The increase in net income reflects higher favorable loss development on prior accident years, partially offset by lower net earned premium due to $4.2 million of additional ceded premiums for the 2007 third party excess of loss treaty and higher expenses.
     Net income for the nine months ended September 30, 2008 was $81.3 million, or $1.84 per diluted share, compared to $70.6 million, or $1.60 per diluted share, for the same period in 2007. The increase in net income reflects higher net earned premium, higher net investment income and higher favorable loss development on prior accident years.
     The components of net income are discussed in the following sections.
Results of Insurance Operations
     Underwriting components for the Company for the three and nine months ended September 30, 2008 and 2007 are summarized in the following table (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross written premiums	$120,362	$123,549	$361,299	$367,902

Net written premiums	$108,805	$113,977	$333,626	$338,967

Net earned premiums	$109,696	$113,617	$320,814	$317,607

Net losses and loss adjustment expenses	$8,745	$23,835	$62,103	$75,632

Net commissions, brokerage and other expenses	$61,694	$59,952	$174,806	$170,870

Loss ratio	8.0%	21.0%	19.4%	23.8%
Expense ratio	56.2	52.8	54.5	53.8

Combined ratio	64.2%	73.8%	73.9%	77.6%

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
     Gross written premiums are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Contract	$78,418	$82,381	$233,766	$240,397
Commercial	34,331	33,361	103,192	103,048
Fidelity and other	7,613	7,807	24,341	24,457

	$120,362	$123,549	$361,299	$367,902

     For the three months ended September 30, 2008, gross written premiums decreased 2.6 percent to $120.4 million compared to $123.5 million for the three months ended September 30, 2007. Contract surety gross written premiums decreased 4.8 percent to $78.4 million in the third quarter due to an overall slowdown in the construction industry. Commercial surety and fidelity and other gross written premiums increased 1.9 percent to $41.9 million due to growth in large commercial written premiums.
     For the nine months ended September 30, 2008, gross written premiums decreased 1.8 percent to $361.3 million as compared to the nine-month period ended September 30, 2007. Gross written premiums for contract surety decreased 2.8 percent to $233.8 million primarily due to lower demand resulting from fewer new construction projects. Commercial surety and fidelity and other gross written premiums were flat compared to the first nine months of 2007.
     Net written premiums are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Contract	$67,692	$73,824	$208,490	$214,344
Commercial	33,500	32,346	100,795	100,166
Fidelity and other	7,613	7,807	24,341	24,457

	$108,805	$113,977	$333,626	$338,967

     For the quarter ended September 30, 2008, net written premiums decreased by 4.5 percent to $108.8 million from the third quarter of 2007 due to the decrease in gross written premiums and additional ceded premiums of $4.2 million related to additional losses ceded under the 2007 third party excess of loss treaty.
     For the nine months ended September 30, 2008, net written premiums decreased 1.6 percent to $333.6 million, primarily due to the decrease in gross written premiums described above. Despite the additional ceded premiums under the 2007 third party excess of loss treaty in the third quarter of 2008, ceded written premiums decreased $1.3 million to $27.7 million for the first nine months of 2008 compared to the same period last year due to lower costs on the core reinsurance program.
     Net earned premiums are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Contract	$68,274	$72,482	$198,772	$196,424
Commercial	33,493	33,162	98,487	97,545
Fidelity and other	7,929	7,973	23,555	23,638

	$109,696	$113,617	$320,814	$317,607

     For the three months ended September 30, 2008, net earned premiums decreased 3.5 percent to $109.7 million as compared to the quarter ended September 30, 2007, primarily due to the increase in ceded written premiums described above which were fully recognized as ceded earned premium in the third quarter of 2008.
     For the nine months ended September 30, 2008, net earned premiums increased 1.0 percent to $320.8 million, primarily due to the decrease in ceded written premiums described above.

Net Loss Ratio
     The net loss ratio was 8.0% for the three months ended September 30, 2008 compared with 21.0% for the same period in 2007. These loss ratios include revisions of prior accident year reserves, known as reserve development. Favorable prior year loss reserve development was $24.9 million, or 22.7 percentage points, in the current quarter compared to $5.0 million, or 4.4 percentage points, in the same period last year.
     Excluding the impact of additional ceded premiums in the third quarter of 2008, the 2008 net loss ratio for the three months ended September 30, 2008 also reflects the impact of a four and three-tenths percentage point increase ($5.0 million) in the loss ratio for the current accident year to reflect current economic conditions. This increase was intended to raise the year to date current accident year loss ratio by one and one-half percentage points from the current accident year loss ratio selection used in the six months ended June 30, 2008.
     The net loss ratio was 19.4% for the nine months ended September 30, 2008 compared with 23.8% for the same period last year. Revisions of prior accident years for the nine months ended September 30, 2008 were reductions of $25.0 million, or 7.8 percentage points, compared to $5.1 million, or 1.6 percentage points, for the nine months ended September 30, 2007.
Expense Ratio
     The expense ratio was 56.2% for the three months ended September 30, 2008 as compared with 52.8% for the same period in 2007. The expense ratio was 54.5% for the nine months ended September 30, 2008 as compared with 53.8% for the same period in 2007. These ratios increased primarily due to the impact on net earned premium of the additional ceded premiums discussed above and the impact of increased accruals for incentive compensation based on strong results for the nine months ended September 30, 2008.
Investment Income and Realized Investment Gains/Losses
     Net investment income was $11.8 million for the three months ended September 30, 2008, as compared with $11.3 million for the same period in 2007. This increase is due to higher overall invested assets. The annualized pre-tax yield was 4.3% and 4.6% for the three months ended September 30, 2008 and 2007, respectively. The annualized after-tax yield was 3.5% and 3.8% for the three months ended September 30, 2008 and 2007, respectively. The decrease in annualized yields was due to a decline in short-term yields and an increase in short-term investments. Net realized investment losses were $0.2 million for the quarter ended September 30, 2008, compared to net realized investment gains of $0.1 million in the same period of 2007. The net realized investment losses in the three months ended September 30, 2008 include the impairment losses on equity securities that are related to a non-qualified deferred compensation plan. Changes in the value of these investments also result in an offsetting change to the deferred compensation liability recognized in the Company’s statement of income.
     Net investment income was $35.3 million for the nine months ended September 30, 2008 as compared with $32.8 million for the same period in 2007. The increase is due to the impact of higher overall invested assets. The annualized pre-tax yields were 4.4% and 4.6% for the nine months ended September 30, 2008 and 2007, respectively. The annualized after-tax yields were 3.7% and 3.8% for the nine months ended September 30, 2008 and 2007, respectively. Net realized investment losses were $0.2 million for the first nine months of 2008 as compared to $0.5 million for the same period in 2007. The net realized investment losses in 2008 were primarily due to the impairment of equity securities discussed above. In 2007, the net realized investment losses were primarily due to impairment losses of $0.9 million on 13 fixed income securities during the second quarter.
     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross realized investment gains	$—	$123	$11	$514
Gross realized investment losses	(177)	(58)	(218)	(1,000)

Net realized investment (losses) gains	$(177)	$65	$(207)	$(486)

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
Interest Expense
     Interest expense decreased by 31.6 percent for the three months ended September 30, 2008 as compared with the same period in 2007, due to lower interest rates and because the credit facility, described later in Liquidity and Capital Resources, matured on June 30, 2008 and was not replaced by the Company. Weighted average debt outstanding was $30.9 million for both the three months ended September 30, 2008 and 2007. The weighted average interest rate for the three months ended September 30, 2008 was 6.1% as compared with 8.8% for the same period in 2007.
     Interest expense decreased by 24.3 percent for the nine months ended September 30, 2008 as compared with the same period in 2007. Weighted average debt outstanding was $30.9 million for both the nine months ended September 30, 2008 and 2007. The weighted average interest rate for the nine months ended September 30, 2008 was 6.6% as compared with 8.8% for the same period in 2007.
Income Taxes
     The Company’s income tax expense was $16.0 million and $36.0 million for the three and nine months ended September 30, 2008. The Company’s income tax expense was $12.5 million and $30.6 million for the three and nine months ended September 30, 2007. The effective income tax rates for the three and nine months ended September 30, 2008 were 31.8% and 30.7%, respectively. The effective income tax rates for the three and nine months ended September 30, 2007 were 30.8% and 30.2%, respectively. The Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $6.1 million and $17.5 million for the three and nine months ended September 30, 2008, respectively. Tax-exempt investment income was $5.5 million and $15.4 million for the three and nine months ended September 30, 2007, respectively.
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
2008 Third Party Reinsurance Compared to 2007 Third Party Reinsurance
     Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2007 Excess of Loss Treaty. Under the 2008 Excess of Loss Treaty, the Company’s net

retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2008 on bonds that were in force during 2008. The contract also includes a provision for additional premiums based on losses ceded under the contract. The primary difference between the 2008 Excess of Loss Treaty and the Company’s 2007 Excess of Loss Treaty is as follows. The base annual premium for the 2008 Excess of Loss Treaty is $33.3 million compared to the base annual cost of the 2007 Excess of Loss Treaty of $38.3 million before additional premium resulting from loss activity. The Company has incurred additional ceded premiums under the 2007 Excess of Loss Treaty of $8.5 million, including $4.2 million of additional ceded premiums recorded for the three and nine months ended September 30, 2008. Only the large national contractor that was excluded from the 2007 treaty remained excluded from the 2008 Excess of Loss Treaty.
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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through September 30, 2008.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss experience on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of December 31, 2007, the net amount billed and received by the Company under the Stop Loss Contract was $42.3 million. This amount included $24.0 million held by the Company for losses covered by this contract that were incurred but not paid as of December 31, 2007. As of September 30, 2008, losses incurred under the Stop Loss Contract were $49.6 million. This amount includes anticipated indemnification recoveries expected for subject losses. CCC has paid all amounts due under the Stop Loss Contract as of September 30, 2008, net of $2.0 million related to expected recoveries.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million, and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which expired on December 31, 2007, was for an additional premium of $0.5 million, which was based on the level of actual premiums written on bonds for the large national contractor. In December 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2008, was for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of both September 30, 2008 and December 31, 2007, the Company had ceded losses of $50.0 million under the terms of this contract, with unpaid ceded losses of $46.8 million.
     As of September 30, 2008 and December 31, 2007, CNA Surety had an insurance receivable balance from CCC and CIC of $58.8 million and $62.9 million, respectively. At September 30, 2008, this receivable included $46.8 million of reinsurance recoverables, and $12.0 million of premiums receivable. At December 31, 2007, this receivable included $50.5 million of reinsurance recoverables and $12.4 million of premiums receivable. CNA Surety had reinsurance payables to CCC and CIC of less than $0.1 million and $0.1 million at September 30, 2008 and December 31, 2007, respectively.
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
     The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. At September 30, 2008, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $965.5 million of fixed income securities, $78.3 million of short-term investments and $1.9 million of cash. At December 31, 2007, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $963.4 million of fixed income securities, $42.2 million of short-term investments and $4.7 million of cash.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At September 30, 2008, the parent company’s invested assets consisted of $1.4 million of equity securities, $4.6 million of short-term investments and $5.8 million of cash. At December 31, 2007, the parent company’s invested assets consisted of $1.8 million of equity securities, $7.3 million of short-term investments and $4.8 million of cash. At September 30, 2008 and December 31, 2007, parent company short-term investments and cash included $7.2 million and $9.8 million, respectively, of restricted cash and short-term investments primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $31.0 million for the three months ended September 30, 2008 compared to net cash flow provided by operating activities of $58.2 million for the comparable period in 2007. The decrease in net cash flow is due to the payment of $49.0 million on July 1, 2008 in settlement of a large claim that had been fully reserved as of June 30, 2008. These funds had been held in short-term investments at June 30, 2008. Upon payment of the claim, the Company billed its excess of loss reinsurers for the $25.4 million of recoverables associated with this claim. These recoverables were received during the third quarter of 2008.
     Cash flows in the third quarter of 2008 also included $4.3 million of excess funds received from the trust included in the Company’s Condensed Consolidated Balance Sheet as “Deposit with affiliated ceding company”. The trust was previously established to fund future payments pursuant to an agreement with a claimant and is more fully described in the Liquidity and Capital Resources section of Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

     The Company’s consolidated net cash flow provided by operating activities was $85.2 million for the nine months ended September 30, 2008 compared to net cash flow provided by operating activities of $91.3 million for the comparable period in 2007. Excluding the impact of the return of cash collateral of $7.9 million which reduced cash flows in the previous year’s nine-month period, net cash flows decreased $14.0 million. This decrease was primarily driven by the same cash flows identified for the comparison of the three-month periods discussed above.
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a 30-year term and are redeemable at par value after five years. The securities were issued by CNA Surety Capital Trust I (the “Issuer Trust”). The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Condensed Consolidated Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $80.0 million, consisting of annual dividend payments of $1.9 million over 26 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of September 30, 2008 and 2007, the interest rate on the junior subordinated debenture was 6.179% and 8.933%, respectively.
     On June 30, 2008 the Company’s credit facility matured. There was no outstanding balance under this facility (the “2005 Credit Facility”) during 2008. The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the three and nine months ended September 30, 2007 and for the six months ended June 30, 2008 when the 2005 Credit Facility matured.
     The term of borrowings under the 2005 Credit Facility was fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate was based on, among other rates, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the three and nine months ended September 30, 2007 and the six months ended June 30, 2008. As such, the Company incurred only the facility fee of 0.300%.
     A summary of the Company’s commitments as of September 30, 2008 is presented in the following table (in millions):

Contractual Obligations as of September 30, 2008	2008	2009	2010	2011	2012	Thereafter	Total
Debt (a)	$0.5	$1.9	$1.9	$1.9	$1.9	$71.9	$80.0
Operating leases	0.5	2.0	2.0	1.8	1.0	—	7.3
Loss and loss adjustment expense reserves	35.5	127.6	109.8	65.3	29.4	57.0	424.6
Other long-term liabilities (b)	0.3	1.3	0.9	0.8	0.5	8.2	12.0

Total	$36.8	$132.8	$114.6	$69.8	$32.8	$137.1	$523.9

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.
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
     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2008 is based on statutory surplus and income at and for the year ended December 31, 2007. Without prior regulatory approval in 2008, Western Surety may pay dividends of $96.7 million to CNA Surety. CNA Surety received $3.0 million in dividends from its insurance subsidiaries and no dividends from its non-insurance subsidiaries during the first nine months of 2008. CNA Surety received $2.0 million in dividends from its insurance subsidiaries and no dividends from its non-insurance subsidiaries during the first nine months of 2007.
     Combined statutory surplus totaled $530.0 million at September 30, 2008, resulting in an annualized net written premium to statutory surplus ratio of to 0.8 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2008 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $10 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of September 30, 2008, this regulation would limit Western Surety’s largest gross risk to $138.5 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received $30.1 million and $28.6 million from its subsidiaries for the nine months ended September 30, 2008 and September 30, 2007, respectively.
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

Financial Condition
Investment Portfolio
     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at September 30, 2008 and December 31, 2007, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
September 30, 2008	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,744	$820	$—	$—	$18,564
U.S. Agencies	54,599	504	(9)	—	55,094
Collateralized mortgage obligations	30,331	395	(235)	—	30,491
Mortgage pass-through securities	73,648	423	(266)	(386)	73,419
Obligations of states and political subdivisions	651,811	7,027	(12,110)	(14,648)	632,080
Corporate bonds	97,033	219	(4,830)	(4,077)	88,345
Non-agency collateralized mortgage obligations	35,036	—	(442)	(2,096)	32,498
Other asset-backed securities:
Second mortgages/home equity loans	8,600	—	(118)	(472)	8,010
Credit card receivables	17,238	1	(794)	—	16,445
Other	10,762	25	(263)	—	10,524

Total fixed income securities	996,802	9,414	(19,067)	(21,679)	965,470
Equity securities	1,405	—	—	—	1,405

Total	$998,207	$9,414	$(19,067)	$(21,679)	$966,875

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2007	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,790	$485	$—	$—	$18,275
U.S. Agencies	52,617	706	—	(15)	53,308
Collateralized mortgage obligations	30,086	502	(11)	(107)	30,470
Mortgage pass-through securities	54,659	401	—	(586)	54,474
Obligations of states and political subdivisions	625,858	15,408	(2,500)	(641)	638,125
Corporate bonds	95,714	1,493	(97)	(1,408)	95,702
Non-agency collateralized mortgage obligations	35,011	232	—	(699)	34,544
Other asset-backed securities:
Second mortgages/home equity loans	9,951	—	—	(50)	9,901
Credit card receivables	17,234	451	—	—	17,685
Other	10,788	157	—	(75)	10,870

Total fixed income securities	949,708	19,835	(2,608)	(3,581)	963,354
Equity securities	1,683	106	—	—	1,789

Total	$951,391	$19,941	$(2,608)	$(3,581)	$965,143

     The following table summarizes for fixed income securities in an unrealized loss position at September 30, 2008 and December 31, 2007 the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	September 30, 2008		December 31, 2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade (a):
0-6 months	$286,207	$10,841	$17,785	$175
7-12 months	99,489	8,226	112,914	2,433
13-24 months	84,473	14,648	9,984	671
Greater than 24 months	45,839	5,667	91,683	2,463

Total investment grade	516,008	39,382	232,366	5,742
Non-investment grade:
Greater than 24 months	2,658	1,364	3,582	447

Total	$518,666	$40,746	$235,948	$6,189

(a)	Investment grade is determined by the higher of the two ratings, Standard & Poor’s or Moody’s Investor Services, when a security has a split rating.
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
     During the third quarter of 2008, the Company recorded other than temporary impairment losses of $0.2 million on the equity securities that are related to the Company’s non-qualified deferred compensation plan. Other than temporary impairment losses for the nine months ended September 30, 2008 were also $0.2 million as no other than temporary impairments were recorded through the second quarter of 2008.
     No other than temporary impairments were recorded for the three months ended September 30, 2007. During the second quarter of 2007, the Company recorded other than temporary impairment losses of $0.9 million on 13 fixed income securities of various categories of investments that were in an unrealized loss position. These impairment losses were recognized as significant interest rate changes and a revised outlook on the interest rates resulted in the Company’s intention not to hold these securities to their anticipated recovery. These securities were sold during the third quarter of 2007.
     As of September 30, 2008, 125 fixed income securities held by the Company were in an unrealized loss position. The Company believes that 119 of these securities are in an unrealized loss position due to general market disruptions, the relative performance and changing market views of asset classes and changes in interest rates. However, the Company believes there are no credit issues specific to these individual securities. Therefore, the Company expects these securities will recover in value at or before maturity. All of these 119 securities are investment grade. 48 of these securities were rated AA by Standard & Poor’s (“S&P”) or Aa1, Aa2 or Aa3 by Moody’s Investor Services (“Moody’s”). 52 of these securities were rated AAA by S&P or Aaa by Moody’s. Of these 119 securities, 51 were in a loss position that exceeded 5% of its book value, with the largest unrealized loss percentage being 38.8% of that security’s book value resulting in an unrealized loss of $1.2 million. The largest unrealized loss was $1.5 million, which was 14.4% of that security’s book value.
     Of the six remaining securities that were in an unrealized loss position, one was issued by the financing subsidiary of a large domestic automaker. The security was in an unrealized loss position of 33.9% ($1.4 million) of its book value and was rated below investment grade by S&P and Moody’s. One of the other securities, rated investment grade by S&P and Moody’s, was issued by a large student loan provider and was in an unrealized loss position of 38.5% ($1.2 million) of its book value. Another of these securities was an asset-backed security collateralized by sub-prime home loans. This security, rated investment grade by Moody’s but below investment grade by S&P, was in an unrealized loss position of 10.2% ($0.5 million) of its book value. The three remaining securities, rated investment grade by S&P and Moody’s, were issued by governmental utility authorities and were in an unrealized loss position of 20.9% ($1.1 million), 25.5% ($2.8 million) and 26.8% ($1.5 million), respectively. The Company believes that the financial condition of these issuers is strong and expects that these unrealized losses will reverse at or before maturity.
     The Company intends and believes it has the ability to hold these investments until the expected recovery in value, which may be at maturity.
     At September 30, 2008, the Company’s exposure to sub-prime home loans is limited to two asset-backed securities rated AAA and BB, respectively, by S&P that are collateralized by sub-prime home loans originated prior to 2005. One of these securities was downgraded during the first quarter of 2008 and again in the second quarter due to the downgrade of the bond insurer supporting the issue. These securities have an aggregate fair value of $8.0 million and are in an unrealized loss position of $0.6 million at September 30, 2008. In 2008, the Company has received a total of $1.4 million of repayments on these securities, including $0.6 million during the third quarter of 2008.
     Municipal bonds represent approximately 60% of the Company’s invested assets. Approximately 57% of these municipal bonds are insured by one of the major mono-line bond insurers. During the first quarter of 2008, one of these bond insurers was downgraded, but remained investment grade. In the second quarter, this bond insurer was downgraded again and is now rated below investment grade by both Moody’s and S&P. None of the municipal bonds held by the Company and insured by this bond insurer had additional ratings downgrades during the second quarter as a result. Also during the second quarter, two of the other major bond insurers were downgraded from Aaa/AAA to Aa3/AA and Aa2/AA, respectively. As a result, 42 municipal bonds owned by the Company, with a market value of approximately $190.7 million, were downgraded during the second quarter. These holdings assumed the higher of their underlying credit rating or that of the mono-line bond insurer, which ranged from A to AAA, with the majority being AA. The Company’s remaining insured municipal bonds are insured by an AAA-rated mono-line bond insurer. There were no changes to the ratings of the bond insurers during the third quarter of 2008.
     The underlying ratings of all municipal holdings remain very strong and carry an average rating of AA. There are two municipal bonds with a total fair value of $9.6 million that have underlying ratings of BBB+. Both of these are insured by one of the mono-line bond insurers. The Company views the bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased. Based on the strong underlying credit quality of its insured municipal bonds, the Company believes that any impact of potential ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.
     At September 30, 2008, the Company’s fixed income securities include eight bonds issued by the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a total fair value of approximately $52.6 million. Only one of these securities, a Freddie Mac bond with a book value of $1.0 million, was in an unrealized loss position (less than 1% of the security’s book value). At September 30, 2008, the Fannie Mae and Freddie Mac collateralized mortgage obligations held by the Company had a total fair value of $30.5 million and a net unrealized gain of $0.2 million. Fannie Mae and Freddie Mac mortgage pass-through securities held by the Company had a total fair value of $58.1 million and a net unrealized loss of $0.3 million as of September 30, 2008.
Impact of Pending Accounting Standards
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnotes of important information about derivative instruments. In September 2008, the FASB issued Staff Position No. FAS 133 and FIN 45-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment to FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS 133 and FIN 45-1”). FSP SFAS 133 and FIN 45-1 amends SFAS 133 to require disclosures by sellers of credit derivatives, amends FIN 45 to require additional disclosure about the current status of the risk of a guarantee and clarifies the effective date of SFAS 161.
     SFAS 161 and FSP SFAS 133 and FIN 45-1 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that adopting SFAS 161 and FSP SFAS 133 and FIN 45-1 will have on the Company’s required disclosures.
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
     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company’s expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of September 30, 2008. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	September 30,	Interest Rate	Change in	Stockholders’
	2008	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$177,568	200 bp increase	$162,387	(1.4)%
		100 bp increase	170,456	(0.6)
		100 bp decrease	181,932	0.4
		200 bp decrease	183,670	0.5

States, municipalities and political subdivisions	632,080	200 bp increase	556,436	(6.8)
		100 bp increase	592,431	(3.6)
		100 bp decrease	675,842	3.9
		200 bp decrease	724,127	8.3

Corporate bonds and all other	155,822	200 bp increase	143,386	(1.1)

		100 bp increase	149,450	(0.6)
		100 bp decrease	162,569	0.6
		200 bp decrease	169,621	1.2

Total fixed income securities available-for-sale	$965,470	200 bp increase	862,209	(9.3)
		100 bp increase	912,337	(4.8)
		100 bp decrease	1,020,343	4.9
		200 bp decrease	1,077,418	10.1

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2007	(bp=basis points)	Interest Rate	Equity
		(Dollars in thousands)
U.S. Government and government agencies and authorities	$156,527	200 bp increase	$143,016	(1.3)%
		100 bp increase	150,653	(0.6)
		100 bp decrease	160,156	0.4
		200 bp decrease	162,267	0.6

States, municipalities and political subdivisions	638,125	200 bp increase	561,138	(7.5)
		100 bp increase	598,496	(3.9)
		100 bp decrease	680,200	4.1
		200 bp decrease	725,517	8.5

Corporate bonds and all other	168,702	200 bp increase	153,539	(1.5)

		100 bp increase	160,869	(0.8)
		100 bp decrease	177,063	0.8
		200 bp decrease	185,960	1.7

Total fixed income securities available-for-sale	$963,354	200 bp increase	857,693	(10.3)
		100 bp increase	910,018	(5.3)
		100 bp decrease	1,017,419	5.3
		200 bp decrease	1,073,744	10.8
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None
ITEM 5. OTHER INFORMATION — Reports on Form 8-K:
     July 25, 2008; CNA Surety Corporation Earnings Press Release issued on July 25, 2008.
ITEM 6. EXHIBITS

Exhibit Number
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1*

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2*

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

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
Date: October 24, 2008

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