Form 10-K
period 2008-12-31
CNA SURETY CORP
filed 2009-02-17
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  ☐     No ☑

The aggregate market value of voting stock held by non-affiliates was $211.3 million based upon the closing price of $12.64 per share on June 30, 2008, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

At February 6, 2009, 44,176,212 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the CNA Surety Corporation Proxy Statement prepared for the 2009 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES

PART I.

ITEM 1.	BUSINESS

General

CNA Surety Corporation (“CNA Surety” or “Company”) is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation (“CNAF”) with Capsure Holdings Corp.’s (“Capsure”) insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with approximately an 8.0% market share (based upon 2007 Surety Association of America (“SAA”) written premium data). CNA Surety’s wide selection of surety products ranges from very small commercial bonds to large contract bonds.

Formation of CNA Surety and Merger

In December 1996, CNAF and Capsure agreed to merge (the “Merger”) the surety business of CNAF with Capsure’s insurance subsidiaries, Western Surety Company (“Western Surety”), Surety Bonding Company of America (“Surety Bonding”) and Universal Surety of America (“Universal Surety”), into CNA Surety. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. CNAF owns approximately 62% of the outstanding common stock of CNA Surety. Loews Corporation (“Loews”) owns approximately 90% of the outstanding common stock of CNAF. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, “CCC”) and The Continental Insurance Company and its property and casualty affiliates (collectively, “CIC”). CIC was acquired by CNAF on May 10, 1995. The combined surety operations of CCC and CIC are referred to herein as CCC Surety Operations.

Description of Business

The Company’s corporate objective is to be the leading provider of surety and surety-related products in North America and to be the surety of choice for its customers and independent agents and brokers. CNA Surety’s insurance subsidiaries write surety and fidelity bonds in all 50 states through a combined network of approximately 37,000 independent agencies. CNA Surety’s insurance subsidiaries are Western Surety, Surety Bonding and Universal Surety. The insurance subsidiaries write, on a direct basis or as business assumed from CCC and CIC, small fidelity and non-contract surety bonds, referred to as commercial bonds; small, medium and large contract bonds; and errors and omissions (“E&O”) liability insurance. Western Surety is a licensed insurer in all 50 states, the District of Columbia and Puerto Rico. Surety Bonding is licensed in 28 states and the District of Columbia. Universal Surety is licensed in 44 states and the District of Columbia.

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

Through intercompany reinsurance and related agreements, CNA Surety’s customers have access to CCC’s broader underwriting capacity. CCC is currently rated A (Excellent) by A.M. Best. On February 13, 2009 A.M. Best affirmed CCC’s A rating, however, CCC’s rating outlook was changed from stable to negative. CNA Surety’s rating and outlook were not impacted.

Standard and Poor’s

CCC, Western Surety, Surety Bonding and Universal Surety are currently rated A- (Stable) by Standard and Poor’s (“S&P”). S&P’s letter ratings range from AAA (Extremely Strong) to CC (Extremely Weak) with AAA being highest. Ratings from AA to CCC may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. An insurer rated A has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

Product Information

The United States surety market is represented by bonds required by federal statutes, state laws and local ordinances. These bonding requirements range from federal construction projects, where the contractor is required to post performance and payment bonds which guarantee performance of contracts to the government as well as payment of bills to subcontractors and suppliers, to license and permit bonds which guarantee compliance with legal requirements for business operations.

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

Payment bonds: guarantee payment of the contractor’s obligations under the contract for labor, subcontractors and materials supplied to the project. Payment bonds are utilized in public projects where liens are not permitted.

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

CNA Surety also assumes contract and commercial surety bonds for international risks. Such bonds are written to satisfy the international bond requirements of domestic customers and for select foreign clients.

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

The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years (amounts in thousands, except average bond amounts):

	Gross Written Premiums
		% of		% of		% of
	2008	Total	2007	Total	2006	Total

Contract	$300,236	64.3%	$305,624	64.8%	$285,157	63.2%
Commercial:
License and permit	80,291	17.2	78,875	16.7	79,144	17.5
Judicial and fiduciary	23,227	5.0	23,348	5.0	23,949	5.3
Public official	23,466	5.0	23,584	5.0	23,491	5.2
Other	9,015	1.9	9,021	1.9	8,287	1.9

Total commercial	135,999	29.1	134,828	28.6	134,871	29.9
Fidelity and other	30,892	6.6	31,208	6.6	31,328	6.9

	$467,127	100.0%	$471,660	100.0%	$451,356	100.0%

Domestic	$461,998	98.9%	$467,285	99.1%	$448,387	99.3%
International	5,129	1.1	4,375	0.9	2,969	0.7

	$467,127	100.0%	$471,660	100.0%	$451,356	100.0%

	Net Written Premiums
		% of		% of		% of
	2008	Total	2007	Total	2006	Total

Contract	$268,085	62.1%	$266,749	62.3%	$247,987	60.5%
Commercial	132,702	30.7	130,332	30.4	130,314	31.8
Fidelity and other	30,892	7.2	31,208	7.3	31,328	7.7

	$431,679	100.0%	$428,289	100.0%	$409,629	100.0%

Domestic	$426,570	98.8%	$423,914	99.0%	$406,684	99.3%
International	5,109	1.2	4,375	1.0	2,945	0.7

	$431,679	100.0%	$428,289	100.0%	$409,629	100.0%

	Domestic Bonds/Policies in Force as of December 31,
		% of		% of		% of
	2008	Total	2007	Total	2006	Total

Contract	31	1.3%	30	1.2%	30	1.2%
Commercial	1,836	76.4	1,906	76.5	1,926	76.0
Fidelity and other	537	22.3	557	22.3	579	22.8

	2,404	100.0%	2,493	100.0%	2,535	100.0%

	Average Bond Penalty/Policy Limit as of December 31,
	2008	2007	2006

Contract	$1,236,663	$1,191,817	$1,180,538
Commercial	14,460	14,115	14,236
Fidelity and other	19,914	19,437	19,486

In 2008 no individual agency generated more than 1.0% of aggregate gross written premiums. Approximately $85.3 million, or 18.3%, of gross written premiums were generated from national insurance brokers in 2008 with the single largest national broker production comprising $14.3 million, or 3.1%, of gross written premiums.

Marketing

The Company principally markets its products in all 50 states, as well as the District of Columbia and Puerto Rico. Its products are marketed primarily through independent producers, including multi-line agents and brokers such as surety specialists, many of whom are members of the National Association of Surety Bond Producers. CNA Surety enjoys broad national distribution of its products, which are marketed through approximately 37,000 of the approximately 44,000 independent property and casualty insurance agencies in the United States. In addition, the Company employs 40 full-time salaried marketing representatives and five telemarketing representatives to continually service its vast producer network. Relationships with these independent producers are maintained through the Company’s 38 local branch offices.

The following table sets forth the distribution of CNA Surety’s business, by state based upon gross written premiums in each of the last three years:

	Years Ended December 31,
	2008	2007	2006

Gross Written Premiums by State:
Texas	9.4%	9.4%	9.5%
California	9.2	9.1	8.9
Florida	6.0	7.6	7.8
New York	5.0	4.5	3.9
Illinois	4.5	4.5	4.6
Georgia	3.4	3.3	3.0
Massachusetts	3.1	3.1	3.1
Pennsylvania	2.8	2.9	3.2
Colorado	2.7	2.3	2.3
Maryland	2.7	2.8	2.4
All other(a)	51.2	50.5	51.3

Total	100.0%	100.0%	100.0%

(a)	Includes the District of Columbia and Puerto Rico. No other state represented more than 2.3% for the year ended December 31, 2008.

Contract Surety

With respect to standard contract surety, the core target customers for the Company are contractors with less than $50 million in contracted work in progress. This segment is comprised of small contractors (less than $5 million in work in progress), medium contractors ($5-$30 million) and the lower end of the large contractors (greater than $30 million). These small and medium contractors, as a group, represent a significant portion of the United States construction market. The Company’s marketing emphasis continues to be on small and medium contractors; however, the Company does have exposure to larger contractors. These exposures are measured in terms of bonded backlog, which is an indication of the Company’s exposure in event of default before indemnification recoveries. The Company actively monitors both the number of these large accounts and the exposure on each account through a variety of underwriting methods. Some of these accounts are maintained on a “co-surety” or joint insurer basis with other sureties in order to manage aggregate exposure.

Commercial Surety

A large portion of the commercial surety market is comprised of small obligations that are routine in nature and require minimal underwriting. Customers are focused principally on prompt and efficient service. These small transactional bonds and related fidelity bonds and E&O products represent approximately 80% of the Company’s non-contract gross written premiums and 29% of the Company’s total gross written premiums.

The Company continues to focus its marketing efforts on this small commercial bond market through its Sioux Falls, South Dakota service center. In this market segment, CNA Surety emphasizes one-day response service, easy-to-use forms and an extensive array of commercial bond products. In addition, independent agents are provided pre-executed bond forms, powers of attorney and facsimile authorizations that allow them to issue many standard bonds in their offices. CNA Surety’s insurance subsidiaries may also direct their marketing to particular industries or classes of bonds on a broad basis. For instance, the Company maintains programs directed at notary bonds, mortgage broker compliance bonds and grain warehouse dealer bonds (protecting funds associated with grain storage).

CNA Surety also maintains a specific underwriting staff in Chicago, Illinois dedicated to middle market and “Fortune 1000” accounts. The Company’s large commercial account business is estimated to represent approximately 20% of the Company’s commercial gross written premiums and approximately 7% of the Company’s total gross written premiums.

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

CNA Surety also targets various products in the surety and fidelity bond market that are characterized by relatively low-risk exposure and small bond amounts. The underwriting criteria, including the extent of bonding authority granted to independent agents, vary depending on the class of business and the type of bond. For example, relatively little underwriting information is typically required of certain low-exposure risks such as notary bonds.

Competition

The surety and fidelity market is highly competitive. According to 2007 data from the SAA, the U.S. market aggregates approximately $6.8 billion in direct written premiums, comprised of approximately $5.5 billion in surety premiums and approximately $1.3 billion in fidelity premiums. The 20 largest surety companies account for approximately 80% of the domestic surety market and 96% of the domestic fidelity market. The large diversified insurance companies hold the largest market shares. In 2007, CNA Surety was the third largest surety provider with an 8.0% market share.

Primary competitors of CNA Surety are approximately 20 national, multi-line companies participating in the surety market throughout the country. Management believes that its principal strengths are diverse product offerings, service and accessibility and long-term relationships with agents and accounts. Competition increased as a result of ten years of profitable underwriting experience through 1999. This competition has typically manifested itself through reduced premium rates and greater tolerance for relaxation of underwriting standards. Beginning in 2000 and through the end of 2005, the surety industry’s underwriting performance was negatively impacted by the significant increases in corporate defaults. Firming of rates, more stringent underwriting and an improved economy resulted in the surety and fidelity industry returning to profitability in 2006. The surety market has been profitable for most carriers since 2006 and competition remains strong. However, there has been little, if any, deterioration in underwriting and pricing.

Reinsurance

The Company’s insurance subsidiaries, in the ordinary course of business, cede reinsurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit losses, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not ordinarily relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance contracts. The Company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk and establishes allowances for uncollectible amounts when indicated. At December 31, 2008, the Company held approximately $5.0 million of letters of credit as collateral for reinsurance receivables.

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

CNA Surety’s largest reinsurance recoverable from an affiliate, CCC, an A rated company by A.M. Best, was approximately $46.1 million and $50.5 million at December 31, 2008 and 2007, respectively. CNA Surety’s largest reinsurance recoverable from a third party, an A+ rated company by A.M. Best, was approximately $7.9 million at December 31, 2008. The largest reinsurance recoverable from a third party, an A rated company by A.M. Best, was approximately $16.8 million at December 31, 2007.

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

The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred-but-not-reported (“IBNR”) claims, (c) future expenses to be incurred in the settlement of claims and (d) indemnity recoveries, exclusive of reinsurance recoveries, which are reported as an asset. These estimates are determined based on the Company’s and surety industry loss experience as well as consideration of current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in income in the period in which such changes are determined to be needed. The determination of the Company’s reserves for unpaid losses and loss adjustment expenses is inherently a subjective exercise, which requires management to analyze, weigh and balance numerous macroeconomic, customer specific and claims specific factors and trends, most of which, in themselves, are inherently uncertain and difficult to predict. A discussion of this process is included in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A table is included in Item 8., Note 7 of the Notes to the Consolidated Financial Statements, Reserves for Loss and Loss Adjustment Expenses, that presents the activity in the reserves for unpaid losses and loss adjustment expenses for the Company and is incorporated herein by reference. This table highlights the impact of revisions to the estimated liability established in prior years.

The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles (“GAAP”), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting practices (“SAP”) as of December 31, 2008 (dollars in thousands):

Net reserves at end of year, GAAP basis	$345,033
Ceded reinsurance, net of indemnification	83,691

Gross reserves at end of year, GAAP basis	428,724
Estimated reinsurance recoverable netted against gross reserves for SAP	(83,691)
Net reserves on retroactive reinsurance assumed	(11,064)

Net reserves at end of year, SAP basis	$333,969

The following loss reserve development table illustrates the change over time of reserves established for the Company’s estimated losses and loss adjustment expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section shows re-estimates of the original recorded reserve as of the end of each successive year which is the result of management’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established and indicates whether the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

	As of December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

Gross reserves for losses and loss adjustment expenses	$150,020	$157,933	$204,457	$315,811	$303,433	$413,539	$363,387	$424,449	$434,224	$472,842	$428,724
Originally reported ceded recoverable	7,986	20,464	70,159	166,318	137,301	158,357	116,831	147,435	144,858	150,496	83,691

Net reserves for losses and loss adjustment expenses	142,034	137,469	134,298	149,493	166,132	255,182	246,556	277,014	289,366	322,346	345,033

Net paid (cumulative) as of:
One year later	32,428	35,825	44,763	64,832	59,567	88,857	65,353	76,623	55,879	46,203	—
Two years later	52,524	47,795	75,825	98,885	100,595	128,607	92,582	120,462	81,802	—	—
Three years later	58,421	73,341	87,011	117,396	115,034	145,895	114,984	133,942	—	—	—
Four years later	67,451	81,788	93,154	132,891	125,740	158,257	124,742	—	—	—	—
Five years later	71,352	86,539	99,117	139,051	133,696	161,978	—	—	—	—	—
Six years later	74,462	91,520	100,628	139,125	136,669	—	—	—	—	—	—
Seven years later	77,916	92,727	98,737	145,058	—	—	—	—	—	—	—
Eight years later	77,576	90,448	102,953	—	—	—	—	—	—	—	—
Nine years later	78,296	94,550	—	—	—	—	—	—	—	—	—
Ten years later	78,908	—	—	—	—	—	—	—	—	—	—
Net reserves re-estimated as of:
End of initial year	142,034	137,469	134,298	149,493	166,132	255,182	246,556	277,014	289,366	322,346	345,033
One year later	128,949	130,376	139,110	155,673	205,422	254,570	223,223	271,704	284,312	276,845	—
Two years later	114,605	128,134	140,094	182,812	199,865	231,619	224,919	264,794	230,205	—	—
Three years later	110,462	130,280	132,504	169,340	195,191	246,244	218,301	232,115	—	—	—
Four years later	113,748	122,469	120,051	174,346	203,488	237,544	202,416	—	—	—	—
Five years later	105,797	110,055	119,471	174,847	196,258	225,537	—	—	—	—	—
Six years later	93,768	109,874	118,485	167,741	191,609	—	—	—	—	—	—
Seven years later	93,447	109,237	118,834	164,813	—	—	—	—	—	—	—
Eight years later	93,556	109,672	116,344	—	—	—	—	—	—	—	—
Nine years later	93,632	107,397	—	—	—	—	—	—	—	—	—
Ten years later	91,502	—	—	—	—	—	—	—	—	—	—

Total net redundancy (deficiency)	$50,532	$30,072	$17,954	$(15,320)	$(25,477)	$29,645	$44,140	$44,899	$59,161	$45,501	$—

Cumulative redundancy (deficiency) as a percentage of original estimate	35.6%	21.9%	13.4%	(10.2)%	(15.3)%	11.6%	17.9%	16.2%	20.4%	14.1%	—%

Net reserves re-estimated	$91,502	$107,397	$116,344	$164,813	$191,609	$225,537	$202,416	$232,115	$230,205	$276,845
Re-estimated ceded recoverable	14,120	76,480	114,602	126,596	148,234	97,078	98,184	144,883	149,882	156,859

Gross reserves re-estimated	$105,622	$183,877	$230,946	$291,409	$339,843	$322,615	$300,600	$376,998	$380,087	$433,704

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

Environmental Claims

The Company does not typically bond contractors that specialize in hazardous environmental remediation work. The Company does, however, provide bonding programs for several accounts that have incidental environmental exposure. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. The Company also provides court and other surety bonds for large corporations wherein the underlying action involves environmental-related issues. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights in the completion of a defaulted project or through salvage recovery. At December 31, 2008, the Company estimates its net incurred losses on open claims of this nature to be $2.2 million.

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

Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company’s stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8., Note 13 of the Notes to the Consolidated Financial Statements, Statutory Financial Data. Without prior regulatory approval in 2009, Western Surety may pay stockholder dividends of $112.4 million to CNA Surety. For the year ended December 31, 2008, CNA Surety received $3.0 million in dividends from its insurance subsidiaries.

CNA Surety’s insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities, however, they may be performed by any jurisdiction in which the insurer transacts business. During 2008, the South Dakota Division of Insurance began preliminary work on its financial examination of Western Surety, Surety Bonding and Universal Surety as of and for the period January 1, 2004 through December 31, 2008. To date, no issues have been brought to the attention of management.

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

Certain states in which CNA Surety’s insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety’s results of operations in 2008.

Western Surety and Surety Bonding each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer’s statutory surplus. The underwriting limitations of Western Surety and Surety Bonding, based on each insurer’s statutory surplus, were $34.2 million and $0.7 million, respectively, for the twelve-month period ended June 30, 2008. Effective July 1, 2008 through June 30, 2009, the underwriting limitations of Western Surety and Surety Bonding are $43.5 million and $0.7 million, respectively. Through a surety quota share treaty (the “Quota Share Treaty”) between CCC and Western Surety, discussed in both Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8., Note 6 of the Notes to the Consolidated Financial Statements, Reinsurance, CNA Surety has access to CCC and its affiliates’ U.S. Department of Treasury underwriting limitations. Effective July 1, 2008 through June 30, 2009, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty total $783.7 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

Investments

CNA Surety insurance subsidiaries’ investment practices must comply with insurance laws and regulations. Generally, insurance laws and regulations prescribe the nature and quality of, and set limits on, the various types of investments that may be made by CNA Surety’s insurance subsidiaries.

The Company’s investment portfolio generally is managed to maximize after-tax investment return, while minimizing credit risk with investments concentrated in high quality, income securities. CNA Surety’s portfolio is managed to provide diversification by limiting exposures to any one industry, issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolio is structured to support CNA Surety’s insurance underwriting operations and to consider the expected duration of liabilities and short-term cash needs.

An investment committee of CNA Surety’s Board of Directors (“Investment Committee”) establishes investment policy and oversees the management of each portfolio. A professional independent investment adviser has been engaged to assist in the management of each insurance subsidiary investment portfolio pursuant to established Investment Committee guidelines. The insurance subsidiaries pay an advisory fee based on the market value of the assets under management.

Employees

As of December 31, 2008, the Company employed 749 persons. CNA Surety has not experienced any work stoppages. Management of CNA Surety believes its relations with its employees are good.

Availability of SEC Reports

A copy of this Annual Report on Form 10-K, as well as CNA Surety’s subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet at CNA Surety’s website (www.cnasurety.com) as soon as reasonably practicable after being filed with or submitted to the Securities and Exchange Commission (the “SEC”). CNA Surety also provides links to the SEC’s website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, including CNA Surety, that file electronically with the SEC. Any materials the Company files with the SEC may be read and obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. This reference to CNA Surety’s website or the SEC’s address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

ITEM 1A.	RISK FACTORS

Our business faces many risks. Some of the more significant risks that we face are described below. There may be additional risks that we do not currently perceive to be significant or that we are not currently aware of that may also impact our business. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on our business, results of operations, financial condition or equity. Current economic conditions heighten the risks described below and may intensify potential adverse effects on our business, results of operations, financial condition or equity.

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

A significant portion of our business is guaranteeing the performance of construction firms. Therefore, we are exposed to the challenges that the construction industry faces. Over the last two years, home builders have experienced a severe reduction in demand for new homes and have generally reported poor financial results as they address the changes in their markets. Although other sectors of the construction industry, particularly the public construction sector, have not experienced the same severity of challenges as the residential construction sector, we may experience a higher frequency of claims and higher losses as a result of a challenging construction economy.

Our premium writings and profitability are impacted by the availability and cost of reinsurance and our reinsurance purchasing decisions.

Reinsurance coverage is an important component of our capital structure. Reinsurance allows us to meet certain regulatory restrictions that would otherwise limit the size of bonds that we write and limit the market segments in which we could compete. In addition, reinsurance reduces the potential volatility of earnings and protects our capital by limiting the amount of loss associated with any one bond principal. We have experienced periods where it was difficult for us to buy as much reinsurance as we desired and when reinsurance costs have risen substantially. The availability and cost of reinsurance protection depends on a number of factors such as our loss experience, the surety industry’s loss experience, the number of reinsurers willing to provide coverage and broader economic conditions. If sufficient reinsurance is not available or is too costly or if we purchase insufficient reinsurance, we may need to reduce our premium writings and may be susceptible to higher losses.

In addition, due to the nature of the reinsurance products we purchase, reinsurers may cover principals for whom the Company writes surety bonds in one year, but then exclude or provide only limited reinsurance for these same principals in subsequent years. As a result, we may continue to have exposure to these principals with limited or no reinsurance for bonds written during years that we had reinsurance covering these principals.

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

Due to regulatory restrictions that limit the size of the bonds that our insurance subsidiaries can write, we utilize the capacity of affiliated companies to service some parts of our business. If this capacity is no longer available to us, no longer satisfies the regulatory requirements or no longer meets customer requirements, we may need to stop servicing parts of our business.

Rating agencies may downgrade their ratings for us or for affiliated companies that we rely on to write business. This would adversely affect our ability to write business.

Our customers often refer to the financial strength ratings assigned by A.M. Best, S&P and other similar companies when they are choosing a surety company. Because we use the underwriting capacity of CCC, an affiliate, to serve larger accounts, our financial strength ratings, as well as those of CCC, factor into customers’ decisions. On February 13, 2009, CCC’s A rating was affirmed; however, the rating outlook was changed from stable to negative by A.M. Best. CNA Surety’s rating and outlook were not impacted. If our ratings or CCC’s ratings are downgraded, we may experience a significant reduction in premium writings.

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

We are a holding company and are dependent upon dividends, advances, loans and other sources of cash from our subsidiaries in order to meet our obligations. Without specific approval by the subsidiaries’ domiciliary state department of insurance, dividend payments are generally limited to amounts determined by formula. If we are restricted, by regulatory rule or otherwise, from paying or receiving intercompany dividends, we may not be able to fund our working capital needs and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.

Some of the credit that may be extended to us requires ongoing compliance with conditions and limitations regarding our profitability and financial condition.

From time to time, the Company may borrow money from banks. Typically, this borrowing would include requirements that we meet certain tests of profitability and financial condition. If we did not meet these tests, we could be required to repay outstanding borrowings. If we are capable of repaying the borrowings, we may experience a reduction in capital strength that may hamper our ability to conduct business. If we cannot access this credit or are not capable of repaying the borrowings, we would need to look to other sources of capital which may be more expensive or may not be available at all.

Our investment portfolio may suffer reduced returns or losses.

Investment returns are an important part of our overall profitability. General economic conditions, fluctuations in interest rates and many other factors beyond our control can adversely affect the returns and the overall value of our investment portfolio. In addition, any defaults in the payments due to us for our investments, especially with respect to liquid corporate and municipal bonds, could reduce our investment income and realized investment gains or could cause us to incur investment losses. As a result of these factors, we may not realize an adequate return on our investments, may incur losses on sales of our investments and may be required to write down the value of our investments.

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

CNA Surety leases its executive offices and its shared branch locations with CCC under the Administrative Services Agreement with CCC discussed in detail in Item 8., Note 14 of the Notes to the Consolidated Financial Statements, Related Party Transactions. CNA Surety currently uses approximately 95,000 square feet and related personal property at 35 branch locations and its home and executive offices (30,360 square feet) in Chicago, Illinois. CNA Surety’s annual rent for this space is approximately $3.1 million. CNA Surety may terminate its use of these locations as set forth in the Administrative Services Agreement, without material penalty, by providing CCC with 30 days written notice.

CNA Surety leases approximately 83,550 square feet of office space for its primary processing and service center at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2012. The annual rent, which is subject to annual adjustments, was $1.7 million as of December 31, 2008. CNA Surety also leased space for contract and commercial branch offices in Hoover, Alabama; San Juan, Puerto Rico; and Rocklin, California. Annual rent for these offices was $0.1 million with leases terminating in 2010, 2011 and 2012, respectively.

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

The Company’s common stock (“Common Stock”) trades on the New York Stock Exchange under the symbol SUR. On February 6, 2009, the last reported sale price for the Common Stock was $18.85 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 2008 and 2007.

	High	Low

2008
4th Quarter	$20.28	$9.00
3rd Quarter	$22.90	$10.61
2nd Quarter	$15.98	$12.59
1st Quarter	$19.79	$13.12
2007
4th Quarter	$22.00	$16.49
3rd Quarter	$21.17	$15.79
2nd Quarter	$23.24	$18.86
1st Quarter	$22.44	$19.43

The following table and graph present the Company’s common stock market performance over the last five years compared to appropriate industry indices:

	Indexed Returns
	Years Ended December 31,
Company/Index	2003	2004	2005	2006	2007	2008

CNA Surety Corporation	100	140.38	153.21	226.08	208.10	201.89
Standard & Poor’s 500 Stock Index	100	108.99	112.26	127.55	132.06	81.23
Standard & Poor’s Property & Casualty Index	100	108.36	122.43	135.55	114.24	78.34

The number of stockholders of record of common stock on February 5, 2009 was approximately 4,800.

A summary of outstanding options and shares authorized for issuance under equity compensation plans as of December 31, 2008 follows:

	Number of Securities to be	Weighted-Average	Number of Securities Remaining
	Issued Upon the Exercise of	Exercise Price of	Available for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity Compensation Plans

Equity compensation plans approved by security holders	1,221,118	$14.93	2,451,995

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

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information has been derived from the Consolidated Financial Statements and Notes thereto.

The following information presented for CNA Surety is as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

	2008(b)(c)	2007(b)(c)	2006(b)(c)	2005	2004
	(Dollars in thousands, except per share data)

Total revenues	$477,624	$465,697	$431,693	$384,082	$350,789

Gross written premiums	$467,127	$471,660	$451,356	$417,530	$389,417

Net written premiums	$431,679	$428,289	$409,629	$365,948	$318,284

Net earned premium	$431,696	$421,506	$393,642	$348,361	$317,857
Net losses and loss adjustment expenses(a)	80,844	103,124	95,830	127,841	87,356
Net commissions, brokerage and other underwriting expenses	235,420	227,412	216,560	202,521	207,166
Net investment income	47,302	44,636	39,324	33,747	30,181
Net realized investment (losses) gains	(1,374)	(445)	(1,273)	1,974	2,751
Interest expense	2,148	2,918	3,669	3,545	2,260

Income before income taxes	159,212	132,243	115,634	50,175	54,007
Income tax expense	48,809	39,747	32,816	11,744	14,297

Net income	$110,403	$92,496	$82,818	$38,431	$39,710

Basic earnings per common share	$2.50	$2.10	$1.90	$0.89	$0.92

Diluted earnings per common share	$2.49	$2.09	$1.89	$0.89	$0.92

Loss ratio(a)	18.7%	24.5%	24.3%	36.7%	27.5%
Expense ratio	54.5	54.0	55.0	58.1	65.2

Combined ratio(a)	73.2%	78.5%	79.3%	94.8%	92.7%

Invested assets and cash	$1,126,079	$1,024,826	$897,285	$797,914	$766,387
Intangible assets, net of amortization	138,785	138,785	138,785	138,785	138,785
Total assets	1,565,519	1,507,654	1,368,333	1,262,614	1,174,494
Insurance reserves	687,548	731,772	688,027	665,496	589,406
Debt	30,892	30,791	30,690	50,589	65,488
Total liabilities	798,224	839,949	802,431	786,039	728,123
Stockholders’ equity	767,295	667,705	565,902	476,575	446,371
Book value per share	$17.37	$15.13	$12.90	$11.00	$10.38

(a)	Includes the effect of recording revisions of prior year reserves, known as reserve development. The dollar amount and the percentage point effect on the loss and combined ratios of these reserve revisions were a reduction of $45.5 million, or 10.6%, for the year ended December 31, 2008, a reduction of $5.1 million, or 1.2%, for the year ended December 31, 2007, a reduction of $5.3 million, or 1.4%, for the year ended December 31, 2006, a reduction of $23.3 million, or 6.7%, for the year ended December 31, 2005 and a reduction of $0.6 million, or 0.2%, for the year ended December 31, 2004.

(b)	Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS 123R”) was effective for the Company on January 1, 2006. Prior to 2006, the Company applied the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), and related interpretations, in accounting for its stock-based compensation plan as allowed under the provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date. Under SFAS 123R, entities generally are required to measure and record compensation expense using a fair-value based method. Adoption of SFAS 123R increased compensation expense by $1.7 million, $1.9 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net of deferred tax benefit, adoption of SFAS 123R decreased net income by $1.1 million, $1.2 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(c)	As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106 and 132(R)), (“SFAS 158”). SFAS 158 requires a company who sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company’s postretirement benefit plans are unfunded. Recognition of the accumulated postretirement benefit obligation, measured as of December 31, 2008, decreased the liability for postretirement benefits by $1.2 million, gross of deferred tax benefit, and increased accumulated other comprehensive income by $0.5 million. Recognition of the accumulated postretirement benefit obligation, measured as of December 31, 2007, decreased the liability for postretirement benefits by $3.4 million, gross of deferred tax benefit, and increased accumulated other comprehensive income by $1.0 million. Recognition of the accumulated postretirement benefit obligation, measured as of December 31, 2006, increased the liability for postretirement benefits by $4.7 million, gross of deferred tax benefit, and decreased accumulated other comprehensive income by $2.7 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table shows the estimated liability as of December 31, 2008 for unpaid claims applicable to reported claims and to IBNR (dollars in thousands) for each sub-line of business:

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves

Contract	$96,372	$211,166	$307,538
Commercial	53,585	52,043	105,628
Fidelity and other	4,813	10,745	15,558

Total	$154,770	$273,954	$428,724

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

Expected Ultimate Losses multiplied by IBNR (or Unpaid) Percentage

The IBNR (or unpaid) percentage is derived from the incurred (or paid) loss development patterns. Various approaches can be used to determine the expected ultimate losses (e.g., prior year estimates, pricing assumptions, etc.). An expected loss ratio (ultimate losses divided by earned premium) based on review of prior accident years’ loss ratio experience was utilized to obtain an estimate of expected ultimate losses. This estimate was then applied to the more recent accident years’ earned premium. The strength of the B-F method is that it is less leveraged than the historical development method and thus does not result in an overreaction to an unusual claim occurrence (or an unusual lack of claims). The weakness of the method is that it is reliant on an initial expectation of ultimate losses.

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

The indicated reserve, or actuarial point estimate, was developed by reviewing the Company’s claims experience by accident year for several individual sub-lines of business. Within each sub-line, the selection of the point estimate was made after consideration of the appropriateness of the various projection methodologies in light of the sub-line’s loss characteristics and historical data. In general, for the older, more mature, accident years the historical development method (i.e., link ratio method) was relied upon more heavily. For the more recent years, the indicated reserves were more heavily based on the Bornhuetter-Ferguson and loss ratio methods since these are not as reliant on the Company’s large (i.e., leveraged) development factors and thus are believed to represent a more stable set of methods from which to select indicated reserves for the more recent years.

The actuarial analysis is the primary tool that management utilizes in determining its best estimate of loss reserves. However, the carried reserve may differ from the actuarial point estimate as a result of management’s consideration of the impact of factors such as the following, especially as they relate to the current accident year:

•	Current claim activity, including the frequency and severity of current claims;

•	Changes in underwriting standards and business mix such as the Company’s efforts to reduce exposures to large commercial bonds;

•	Changes in the claims handling process;

•	Potential changes in the Company’s reinsurance program; and

•	Current economic conditions, especially corporate default rates and the condition of the construction economy.

Management believes that the impact of the factors listed above, and others, may not be fully quantifiable through actuarial analysis. Accordingly, management may apply its judgment of the impact of these factors, and others, to its selection of the recorded loss reserves.

The following table shows the point estimate as determined by the actuarial analysis as compared to the actual loss reserve established by management, both gross and net of reinsurance (dollars in thousands):

	December 31,
	2008	2007

Gross basis:
Recorded loss reserves	$428,724	$472,842
Actuarial point estimate	411,957	469,589

Difference	$16,767	$3,253

Difference as a % of actuarial point estimate	4.1%	0.7%
Net basis:
Recorded loss reserves	$345,033	$322,346
Actuarial point estimate	327,194	317,325

Difference	$17,839	$5,021

Difference as a % of actuarial point estimate	5.5%	1.6%

At December 31, 2008, management’s recorded gross and net reserves were higher than the actuarial point estimate. In response to further deterioration in economic conditions, management recorded reserves that were higher than the actuarial indication for accident years 2006 through 2008. Management continues to believe the current economic environment creates additional uncertainty for loss activity associated with these recent accident years.

Recorded reserves at December 31, 2007 were slightly higher than the actuarial point estimate. These higher reserves reflected higher provisions in the more recent accident years primarily in consideration of more difficult economic conditions evidenced by events in the sub-prime mortgage industry and residential construction economy. Management believed it was premature to reduce these loss reserves due to the inherent uncertainty associated with the more recent accident years.

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

In developing the indicated range of reserve estimates, a bootstrapping based methodology was utilized in order to estimate the distribution of reserves. The bootstrap method is premised on the idea that the volatility in a company’s historical paid and incurred loss development is representative of the variability in a company’s future payments and thus can be used to estimate the variability within a company’s reserve estimate. Given the dispersion of the reserve indications, the 50th and 75th percentile were selected as representing a reasonable range of reserve estimates.

At December 31, 2008, the range of reasonable loss reserve estimates, net of reinsurance receivables, was from $306 million to $371 million. Ranges of reasonable loss reserve estimates are not calculated for the sub-lines of business. Management believes that the range calculated over total reserves provides the most meaningful information due to the importance of correlation of losses between the sub-lines of business related to the impact of general economic conditions.

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

Investments

Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders’ equity as a separate component of accumulated other comprehensive income. Cash flows from purchases, sales and maturities of fixed income and equity securities are reported gross in the investing activities section of the Consolidated Statements of Cash Flows.

The amortized cost of fixed income securities is determined based on cost and the cumulative effect of amortization of premiums and accretion of discounts. Such amortization and accretion are included in investment income. For mortgage-backed and asset-backed securities, the Company recognizes income using the effective-yield method based on estimated cash flows. All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Investments with an other-than-temporary decline in value are written down to fair value, resulting in losses that are included in realized investment gains and losses.

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

Intangible Assets

CNA Surety’s Consolidated Balance Sheet as of December 31, 2008 includes intangible assets of $138.8 million. This amount represents goodwill and identified intangibles with indefinite useful lives arising primarily from the acquisition of Capsure Holdings Corp. (“Capsure”).

A significant amount of judgment is required in performing intangible assets impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety’s reporting units. Under the relevant standard, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. The Company uses a valuation technique based on discounted cash flows. Significant inputs to the Company’s discounted cash flow model include estimated capital requirements to support the business, expected cash flows from underwriting activity, required capital reinvestment to support growth and the selected discount rates. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of intangible assets. The excess of the recorded amount of intangible assets over the implied value of intangible assets is recorded as an impairment loss.

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

Comparison of CNA Surety Actual Results for the Years Ended December 31, 2008, 2007 and 2006

Analysis of Net Income

The Company had net income of $110.4 million for the year ended December 31, 2008 as compared to $92.5 million for the year ended December 31, 2007 and $82.8 million for the year ended December 31, 2006. The increase in net income in 2008 over 2007 reflects higher earned premium, higher favorable loss development and higher net investment income. The increase in net income in 2007 over 2006 reflects higher earned premium, higher net investment income and the impact of a lower expense ratio.

The components of net income are discussed in the following sections.

Results of Insurance Operations

Underwriting components for the Company for the years ended December 31, 2008, 2007 and 2006 are summarized in the following table (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006

Gross written premium	$467,127	$471,660	$451,356

Net written premium	$431,679	$428,289	$409,629

Net earned premium	$431,696	$421,506	$393,642

Net losses and loss adjustment expenses	$80,844	$103,124	$95,830

Net commissions, brokerage and other underwriting expenses	$235,420	$227,412	$216,560

Loss ratio	18.7%	24.5%	24.3%
Expense ratio	54.5	54.0	55.0

Combined ratio	73.2%	78.5%	79.3%

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

Gross written premium, which is the aggregate of direct written premiums and assumed written premiums, for the years ended December 31, 2008, 2007 and 2006 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2008	2007	2006

Contract	$300,236	$305,624	$285,157
Commercial	135,999	134,828	134,871
Fidelity and other	30,892	31,208	31,328

	$467,127	$471,660	$451,356

For 2008, gross written premiums decreased 1.0 percent to $467.1 million as compared to 2007. Gross written premiums for contract surety decreased 1.8 percent to $300.2 million primarily due to lower demand resulting from fewer new construction projects. For 2008, commercial surety gross written premiums increased 0.9 percent to $136.0 million and fidelity and other premiums decreased 1.0 percent to $30.9 million.

For 2007, gross written premiums increased 4.5 percent to $471.7 million as compared to 2006. Gross written premiums for contract surety increased 7.2 percent to $305.6 million primarily due to the strength of the non-residential construction economy and the success of our small contractor product. For 2007, commercial surety gross written premiums were flat, and fidelity and other premiums decreased slightly due to the lingering effects of the loss of a large notary program in 2006 and continued selective underwriting of large commercial risks.

The Company’s insurance subsidiaries purchase reinsurance from other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. The cost of this reinsurance is recorded as ceded written premium. For 2008, ceded written premium decreased $7.9 million compared to 2007 due to the cost savings on the Company’s core reinsurance program.

Ceded written premiums for 2007 increased $1.6 million to $43.4 million compared to 2006 due to additional premiums of $4.3 million recorded in the fourth quarter of 2007 on the core reinsurance contract due to loss activity which more than offset cost savings.

Net written premiums, which is gross written premiums less ceded written premiums, for the years ended December 31, 2008, 2007 and 2006 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2008	2007	2006

Contract	$268,085	$266,749	$247,987
Commercial	132,702	130,332	130,314
Fidelity and other	30,892	31,208	31,328

	$431,679	$428,289	$409,629

Net written premiums are recognized as revenue over time as net earned premiums. Net earned premiums for the years ended December 31, 2008, 2007 and 2006 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2008	2007	2006

Contract	$266,551	$259,362	$230,856
Commercial	133,699	130,541	129,208
Fidelity and other	31,446	31,603	33,578

	$431,696	$421,506	$393,642

For 2008, net earned premiums increased by $10.2 million to $431.7 million as compared to 2007 reflecting the decrease in ceded written premiums discussed above. Ceded earned premiums decreased $9.5 million to $35.5 million for 2008 compared to 2007. Net earned premiums for contract surety business increased 2.8 percent to $266.6 million for 2008 compared to 2007. Net earned premiums for commercial surety increased 2.4 percent to $133.7 million for 2008 compared to 2007. Earned premium for fidelity and other premiums decreased 0.5 percent to $31.4 million for the year 2008 compared to 2007.

For 2007, net earned premiums increased by $27.9 million to $421.5 million as compared to 2006 reflecting the increase in gross written premiums discussed above. Ceded earned premiums remained at $45.0 million for 2007 compared to 2006. Net earned premiums for contract surety business increased 12.3 percent to $259.4 million for 2007 compared to 2006. Net earned premiums for commercial surety increased 1.0 percent to $130.5 million for 2007 compared to 2006. Earned premium for fidelity and other products decreased 5.9 percent to $31.6 million for the year 2007 compared to 2006.

Net Loss Ratio

The loss ratios for the years ended December 31, 2008, 2007 and 2006 were 18.7%, 24.5% and 24.3%, respectively. The loss ratios reflect $45.5 million, $5.1 million and $5.3 million of net favorable loss reserve development on prior accident years for the years ended December 31, 2008, 2007 and 2006, respectively.

The favorable development in 2008 primarily resulted from several significant case reserve reductions, favorable indemnity recoveries and a low level of new loss activity for accident years 2006 and prior. These favorable developments were somewhat offset by adverse development related to the 2007 accident year. The Company recorded adverse development for accident year 2007 in response to current economic conditions. Also, the Company’s initial estimates of losses for accident year 2008 reflect the impact of continued deterioration of these economic conditions.

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

Expense Ratio

The expense ratio increased to 54.5% from 54.0% for the same period in 2007 due to the impact of an increased accrual for incentive compensation based on strong financial results, partially offset by the impact of higher earned premiums.

The expense ratio decreased to 54.0% for 2007 as compared to 55.0% for 2006. The decrease in the expense ratio primarily reflects the earned premium growth discussed previously achieved with a minimal increase in underwriting expenses.

Investment Income

For 2008, net investment income was $47.3 million compared to net investment income for 2007 and 2006 of $44.6 million and $39.3 million, respectively. The annualized pre-tax yield was 4.4%, 4.6% and 4.5% for 2008, 2007 and 2006, respectively. The annualized after-tax yield was 3.6%, 3.8% and 3.7% for 2008, 2007 and 2006, respectively. The increase in net investment income for 2008 is primarily attributable to higher overall invested assets resulting from significant cash flow from operations, partially offset by a decline in short-term yields and the effect on the yield from the increase in short-term investments. The increase in net investment income for 2007 is primarily attributable to higher overall invested assets resulting from significant cash flow from operations and, to a lesser extent, higher yields on short-term investments.

Realized Investment Gains and Losses

Net realized investment losses were $1.4 million, $0.4 million and $1.3 million in 2008, 2007, and 2006, respectively. The net realized investment losses in 2008 reflect recognition of impairment losses on a non-investment grade fixed income security issued by the financing subsidiary of a large domestic automaker and impairment losses on equity securities that are related to the Company’s nonqualified deferred compensation plan. The net realized investment losses in both 2007 and 2006 were primarily due to the recognition of impairment losses on, and additional losses on the subsequent sale of, certain fixed income securities which are discussed below in the Financial Condition section.

The following summarizes net realized investment gains and losses for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006

Gross realized investment gains	$13	$511	$265
Gross realized investment losses:
Other-than-temporary impairment losses	(1,321)	(941)	(903)
Realized losses from sales of securities	(66)	(15)	(635)

Total gross realized investment losses	(1,387)	(956)	(1,538)

Net realized investment losses	$(1,374)	$(445)	$(1,273)

Interest Expense

Interest expense decreased $0.8 million, or 26.4 percent for 2008 compared to 2007 due to lower interest rates. Interest expense decreased $0.8 million, or 20.5% for 2007 compared to 2006 due to a reduction in debt outstanding. The weighted average interest rate for 2008, 2007 and 2006 was 6.4%, 8.7% and 7.3%, respectively. Average debt outstanding was $30.9 million in both 2008 and 2007 compared to $44.2 million in 2006.

Income Taxes

The Company’s income tax expense was $48.8 million for 2008, $39.7 million for 2007 and $32.8 million for 2006. The effective income tax rates were 30.7%, 30.1% and 28.4% for 2008, 2007 and 2006, respectively. The effective tax rates are lower than the statutory tax rates primarily due to the Company’s ability to exclude interest income from its significant investments in tax-exempt securities. The impact of tax-exempt securities on taxable income was $23.8 million, $21.4 million and $18.1 million for 2008, 2007 and 2006, respectively.

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

Excess of Loss Reinsurance

The Company’s reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company’s retention on a per principal basis. At December 31, 2008, Munich Reinsurance America, Inc., Renaissance Reinsurance Ltd., Hannover Rückversicherungs Aktiengesellschaft and Odyssey America Reinsurance Corporation were the four unaffiliated reinsurers from which the Company had its largest reinsurance receivables. Each of these reinsurers was rated at least A by A.M. Best Company, Inc. (“A.M. Best”).

2007 Third Party Reinsurance

Effective January 1, 2007, CNA Surety entered into a new excess of loss treaty (“2007 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to prior treaties. Under the 2007 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $28.6 million based on losses ceded under the contract. The actual cost for the 2007 Excess of Loss Treaty was $46.8 million, which includes the Company’s estimate of additional premiums of $8.5 million resulting from loss activity recorded in 2007 and 2008. Only the large national contractor discussed below that was excluded from prior treaties remained excluded from the 2007 Excess of Loss Treaty.

2008 Third Party Reinsurance

Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2007 Excess of Loss Treaty. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $26.1 million based on losses ceded under the contract. The actual cost for the 2008 Excess of Loss Treaty was $30.4 million. Only the large national contractor discussed below that was excluded from the 2007 Excess of Loss Treaty remained excluded from the 2008 Excess of Loss Treaty. There will be no additional premiums or recoveries under the 2008 Excess of Loss Treaty as no losses were discovered to this treaty in 2008.

2009 Third Party Reinsurance

Effective January 1, 2009, CNA Surety entered into a new excess of loss treaty (“2009 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2008 Excess of Loss Treaty. Under the 2009 Excess of Loss Treaty, the Company’s net retention per principal becomes $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2009 on bonds that were in force during 2009. The contract also includes a provision for additional premiums of up to $13.8 million based on losses ceded under the contract. The base annual premium for the 2009 Excess of Loss Treaty is $28.0 million. Only the large national contractor discussed below that was excluded from the 2008 Excess of Loss Treaty remains excluded from the 2009 Excess of Loss Treaty.

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

The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2008 and expired on December 31, 2008. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2008. This agreement was renewed with the same terms on January 1, 2009 and expires on December 31, 2009 and is annually renewable thereafter.

Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2008 and expired on December 31, 2008 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2008, this resulted in an override commission on their actual direct acquisition costs of 5.9% to CCC and CIC.

Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through December 31, 2008. The Quota Share Treaty was renewed for one year on January 1, 2009 on substantially the same terms as 2008.

Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Due to favorable development of losses subject to the Stop Loss Contract during 2007, the Company returned $5.6 million to CCC during 2007. As of December 31, 2007, the net amount billed and received by the Company was $42.3 million under the Stop Loss Contract. The amount received under the Stop Loss Contract included $24.0 million held by the Company for losses covered by this contract that were incurred but not paid as of December 31, 2007. As of December 31, 2008, losses incurred under the Stop Loss Contract were $48.9 million, which are net of $1.4 million related to expected indemnity recoveries. As a result of favorable development during the fourth quarter of 2008, the Company will pay CCC $0.7 million in 2009 under the Stop Loss Contract. CCC has paid all other amounts due under the Stop Loss Contract as of December 31, 2008.

The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which expired on December 31, 2007, was for an additional premium of $0.5 million, which was based on the level of actual premiums written on bonds for the large national contractor. In December 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which expired on December 31, 2008, was for an additional premium of $0.2 million based on the level of actual premiums written on bonds for the large national contractor. In December 2008, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2009, is for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of both December 31, 2008 and December 31, 2007, the Company had ceded losses of $50.0 million under the terms of this contract, with unpaid ceded losses of $46.8 million.

As of December 31, 2008 and December 31, 2007, CNA Surety had an insurance receivable balance from CCC and CIC of $60.4 million, including $46.1 million of reinsurance recoverables and $14.3 million of premiums receivable, and $62.9 million, including $50.5 million of reinsurance recoverables and $12.4 million of premiums receivable, respectively. CNA Surety had reinsurance payables to CCC and CIC of $1.2 million and $0.1 million as of December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

It is anticipated that the liquidity requirements of CNA Surety will be met primarily by funds generated from operations. The principal sources of operating cash flows are premiums, investment income, recoveries under reinsurance contracts and sales and maturities of investments. The primary cash flow uses are payments for claims, operating expenses, federal income taxes and debt service. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.

The Company believes that total invested assets, including cash and short-term investments, are sufficient in the aggregate and have suitably scheduled maturities to satisfy all policy claims and other operating liabilities, including dividend and income tax sharing payments of its insurance subsidiaries. If cash requirements unexpectedly exceed cash inflows, the Company may raise additional cash by liquidating fixed income securities ahead of their scheduled maturity. Depending on the interest rate environment at that time, the Company could generate realized gains or losses that would increase or decrease net income for the period. The extent of these gains or losses would depend on a number of factors such as the prevailing interest rates and credit spreads, the duration of the assets sold and the marketability of the assets. The need to liquidate fixed income securities would be expected to cause a reduction in future investment income.

As discussed below, the Company’s credit facility matured in 2008. The Company chose not to seek renewal of this facility as there was not, nor is there currently, an expected need for this source of liquidity and capital. The Company continually monitors its projected liquidity and capital requirements and may pursue a new credit facility based on anticipated need, market conditions and other factors.

At December 31, 2008, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,034.6 million of fixed income securities, $72.1 million of short-term investments and $4.1 million of cash. At December 31, 2007, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $963.4 million of fixed income securities, $42.2 million of short-term investments and $4.7 million of cash.

Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At December 31, 2008, the parent company’s invested assets consisted of $1.2 million of equity securities, $8.5 million of short-term investments and

$4.6 million of cash. At December 31, 2007, the parent company’s invested assets consisted of $1.8 million of equity securities, $7.3 million of short-term investments and $4.8 million of cash. As of December 31, 2008 and December 31, 2007, parent company short-term investments and cash included $11.5 million and $9.8 million, respectively, of restricted cash and short-term investments primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.

The Company’s consolidated net cash flow provided by operating activities was $124.2 million, $129.2 million and $124.2 million for 2008, 2007 and 2006, respectively. The decrease in net cash flow in 2008 primarily relates to the payment, net of reinsurance recoveries, of $23.6 million in settlement of a large claim that had been fully reserved and the absence of a $7.9 million return of collateral to a principal in 2007.

The increase in net cash flow provided by operating activities in 2007 primarily relates to lower loss payments of $13.3 million, partially offset by higher income tax payments of $3.9 million and $5.3 million returned to CCC under the Stop Loss Contract discussed previously.

In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term and are redeemable at par value beginning in May 2009. The securities were issued by CNA Surety Capital Trust I (the “Issuer Trust”). The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Consolidated Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $74.3 million, consisting of annual dividend payments of $1.7 million over 26 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of December 31, 2008 and 2007, the interest rate on the junior subordinated debenture was 5.52% and 8.24%, respectively.

On June 30, 2008, the Company’s credit facility matured. There was no outstanding balance under this facility (the “2005 Credit Facility”) during 2008. The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of December 31, 2007 and for the six months ended June 30, 2008 when the 2005 Credit Facility matured.

The term of borrowings under the 2005 Credit Facility was fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility at December 31, 2007 and the six months ended June 30, 2008. As such, the Company incurred only the facility fee of 0.325% for 2007 and incurred only the facility fee of 0.300% through the first six months of 2008.

A summary of the Company’s contractual obligations as of December 31, 2008 is presented in the following table:

Contractual Obligations as of
December 31, 2008	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Debt(a)	$1.7	$1.7	$1.7	$1.7	$1.7	$65.8	$74.3
Operating leases	2.0	2.0	1.8	1.0	—	—	6.8
Loss and loss adjustment expense reserves	141.9	102.8	83.8	39.1	17.8	43.3	428.7
Other long-term liabilities(b)	1.4	1.0	0.8	0.4	0.4	8.7	12.7

Total	$147.0	$107.5	$88.1	$42.2	$19.9	$117.8	$522.5

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long term incentive plan payments to certain executives.

As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay operating expenses and meet debt service requirements, as well as to potentially pay cash dividends to shareholders. The payment of dividends by the insurance subsidiaries is subject to varying degrees of supervision by the insurance regulatory authorities in the insurance subsidiaries’ states of domicile. Western Surety and Surety Bonding Company of America (“Surety Bonding”) are domiciled in South Dakota. Universal Surety of America (“Universal Surety”) was domiciled in Texas but as of January 1, 2008 was re-domiciled in South Dakota. In South Dakota, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer’s surplus to policyholders or (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the South Dakota Division of Insurance prior to payment.

The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2009 is based on statutory surplus and income at and for the year ended December 31, 2008. Without prior regulatory approval in 2009, Western Surety may pay dividends of $112.4 million to CNA Surety. CNA Surety received dividends of $3.0 million from its insurance subsidiaries during 2008. CNA Surety received dividends of $2.0 million from its insurance subsidiaries during 2007. CNA Surety did not receive any dividends from its non-insurance subsidiaries during 2008 or 2007.

Combined statutory surplus totaled $554.6 million at December 31, 2008, resulting in a net written premium to statutory surplus ratio of 0.8 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2009 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $15 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of December 31, 2008, this regulation would limit Western Surety’s largest gross risk to $141.0 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service (“IRS”). CNA Surety received tax-sharing payments of $48.6 million from its subsidiaries for 2008 and $43.4 million for 2007.

Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer’s statutory surplus. Effective July 1, 2008 through June 30, 2009, the underwriting limitations of

Western Surety and Surety Bonding are $43.5 million and $0.7 million, respectively. Through the Quota Share Treaty previously discussed, CNA Surety has access to CCC and its affiliates’ U.S. Department of Treasury underwriting limitations. Effective July 1, 2008 through June 30, 2009, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty total $783.7 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company’s excess of loss reinsurance arrangements, to meet its present capital needs.

Financial Condition

Investment Portfolio

The following table summarizes the distribution of the Company’s fixed income and equity portfolios at estimated fair values as of December 31, 2008 and 2007 (dollars in thousands):

	December 31,		December 31,
	2008		2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$36,659	3.6%	$18,275	1.9%
U.S. Agencies	37,592	3.6	53,308	5.5
Collateralized mortgage obligations	36,655	3.5	30,470	3.2
Mortgage pass-through securities	73,692	7.1	54,474	5.7
Obligations of states and political subdivisions	696,163	67.2	638,125	66.1
Corporate bonds	93,476	9.0	95,702	9.9
Non-agency collateralized mortgage obligations	29,378	2.9	34,544	3.6
Other asset-backed securities:
Second mortgages/home equity loans	4,997	0.5	9,901	1.0
Consumer credit receivables	15,531	1.5	17,685	1.8
Other	10,503	1.0	10,870	1.1

Total fixed income securities	1,034,646	99.9%	963,354	99.8%
Equity securities	1,231	0.1	1,789	0.2

Total	$1,035,877	100.0%	$965,143	100.0%

The Company’s investment portfolio generally is managed to maximize after-tax investment return, while minimizing credit risk with investments concentrated in high quality, income securities. CNA Surety’s portfolio is managed to provide diversification by limiting exposures to any one industry, issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolio is structured to support CNA Surety’s insurance underwriting operations and to consider the expected duration of liabilities and short-term cash needs. In achieving these goals, assets may be sold to take advantage of market conditions or other investment opportunities or regulatory, credit and tax considerations. These activities will produce realized gains and losses.

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

The estimated fair value and amortized cost of fixed income and equity securities held by CNA Surety by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated Fair
December 31, 2008	or Cost	Gains	12 Months	12 Months	Value

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$33,140	$3,519	$—	$—	$36,659
U.S. Agencies	36,476	1,116	—	—	37,592
Collateralized mortgage obligations	35,671	984	—	—	36,655
Mortgage pass-through securities	72,203	1,489	—	—	73,692
Obligations of states and political subdivisions	697,305	19,730	(6,929)	(13,943)	696,163
Corporate bonds	96,048	1,711	(2,430)	(1,853)	93,476
Non-agency collateralized mortgage obligations	35,025	—	(2,040)	(3,607)	29,378
Other asset-backed securities:
Second mortgages/home equity loans	7,956	—	(779)	(2,180)	4,997
Consumer credit receivables	17,239	—	(1,708)	—	15,531
Other	10,753	23	(273)	—	10,503

Total fixed income securities	1,041,816	28,572	(14,159)	(21,583)	1,034,646
Equity securities	1,231	—	—	—	1,231

Total	$1,043,047	$28,572	$(14,159)	$(21,583)	$1,035,877

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

The following table sets forth the ratings assigned by Standard & Poor’s (“S&P”) or Moody’s Investor Services, Inc. (“Moody’s”) of the fixed income securities portfolio of the Company as of December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
Credit Rating(a)	Fair Value	% of Total	Fair Value	% of Total

AAA/Aaa	$519,078	50.2%	$758,825	78.8%
AA/Aa	401,147	38.8	130,850	13.6
A/Aa	101,350	9.8	62,118	6.4
BBB/Baa	10,029	0.9	7,979	0.8
Non-investment grade	3,042	0.3	3,582	0.4

Total	$1,034,646	100.0%	$963,354	100.0%

(a)	Credit rating is determined by the higher of the two ratings, S&P or Moody’s, when a security has a split rating.

As of December 31, 2008 and 2007, 99% of the Company’s fixed income securities were considered investment grade by S&P or Moody’s and 89% and 92% were rated at least AA/Aa by those agencies for 2008 and 2007, respectively. The Company’s investments in fixed income securities do not contain any industry concentration of credit risk.

As of December 31, 2008, municipal securities from the State of Illinois, the State of Washington, the State of Florida, the State of Texas and the State of New York including each state’s related political subdivisions represent 5.2%, 5.0%, 4.7%, 4.4% and 4.2%, respectively, of the estimated fair value of the Company’s fixed income securities. Municipal securities from other states individually represent less than 3.0% of the Company’s fixed income portfolio.

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2008 in relation to the total of all fixed maturity securities by contractual maturities:

	% of	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss

Due after one year through five years	7%	6%
Due after five years through ten years	20	12
Due after ten years	56	52
Asset-backed securities	17	30

Total	100%	100%

The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2008 and 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	December 31, 2008		December 31, 2007
	Estimated	Gross	Estimated	Gross
Unrealized Loss Aging	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed income securities:
Investment grade(a):
0-6 months	$109,973	$3,095	$17,785	$175
7-12 months	121,419	11,064	112,914	2,433
13-24 months	81,395	12,010	9,984	671
Greater than 24 months	33,450	9,573	91,683	2,463

Total investment grade	346,237	35,742	232,366	5,742
Non-investment grade:
Greater than 24 months	—	—	3,582	447

Total	$346,237	$35,742	$235,948	$6,189

(a)	Investment grade is determined by the higher of the two ratings, S&P or Moody’s, when the security has a split rating.

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

When a security is placed on the watch list, it is monitored for further fair value changes and additional news related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

The decision to record an impairment loss incorporates both quantitative criteria and qualitative information. The Company considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than book value, (b) the financial condition and near-term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

For securities for which an other-than-temporary impairment loss has been identified, the security is written down to fair value and the resulting losses are recognized in net realized gains/losses in the Consolidated Statements of Income.

During the fourth quarter of 2008, the Company recorded other-than-temporary impairment losses of $1.0 million on one fixed income security. This security was issued by the financing subsidiary of a large domestic automaker and was rated below investment grade by S&P and Moody’s.

During the third and fourth quarters of 2008, the Company recorded other-than-temporary impairment losses of $0.4 million on the equity securities that are related to the Company’s nonqualified deferred compensation plan.

During the second quarter of 2007, the Company recorded other-than-temporary impairment losses of $0.9 million on 13 fixed income securities of various categories of investments that were in an unrealized loss position. These impairment losses were recognized as significant interest rate changes and a revised outlook on interest rates resulted in the Company’s intention not to hold these securities to their anticipated recovery. These securities were sold during the third quarter of 2007.

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

At December 31, 2008, the Company holds 175 securities in an unrealized gain position with a total estimated fair value of $688.4 million and an aggregate gross unrealized gain of $28.6 million.

The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating(a). The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated
December 31, 2008	AAA/Aaa	AA/Aa	A/Aa	BBB/Baa	Total	Count	Fair Value

Fixed income securities:
Obligations of states and political subdivisions	$3,993	$13,886	$2,993	$—	$20,872	51	$235,941
Corporate bonds	135	1	2,580	1,567	4,283	19	50,909
Non-agency collateralized mortgage obligations	5,647	—	—	—	5,647	7	29,378
Other asset-backed securities:
Second mortgages/home equity loans	779	—	—	2,180	2,959	2	4,997
Consumer credit receivables	573	1,135	—	—	1,708	4	15,531
Other	273	—	—	—	273	2	9,481

Total	$11,400	$15,022	$5,573	$3,747	$35,742	85	$346,237

(a)	Credit rating is determined by the higher of the two ratings, S&P or Moody’s, when a security has a split rating.

Of the 85 securities in an unrealized loss position, eight were in a loss position that exceeded 20% of the security’s amortized cost. 15 other securities were in an unrealized loss position that exceeded 10% of each security’s amortized cost, and 22 securities were in an unrealized loss position that exceeded 5% of each security’s amortized cost. The largest unrealized loss percentage was 51.2% ($2.2 million) of that security’s amortized cost. This security was an asset-backed security collateralized by sub-prime home loans. The security with the largest unrealized loss in dollars was issued by a governmental utility authority and was in an unrealized loss position of $3.7 million (34.3% of its amortized cost).

The Company believes that the unrealized losses are primarily due to credit spread widening, and to a lesser extent, market illiquidity and certain asset classes being out of favor with investors. The Company intends and believes it has the ability to hold these investments until the expected recovery in value, which may be at maturity.

At December 31, 2008, the Company’s exposure to sub-prime home loans is limited to two asset-backed securities rated AAA/Aaa and BB/Baa3, respectively, by S&P and Moody’s that are collateralized by sub-prime home loans originated prior to 2005. One of these securities was downgraded during the first quarter of 2008 and again in the second quarter due to the downgrade of the bond insurer supporting the issue. These securities have an aggregate fair value of $5.0 million and are in an unrealized loss position of $3.0 million at December 31, 2008. In 2008, the Company received a total of $2.0 million of repayments on these securities.

Municipal bonds represent approximately 67% of the Company’s invested assets. Approximately 54% of these municipal bonds are insured by one of the major mono-line bond insurers. During 2008, one of these bond insurers was downgraded from AAA to BB by S&P and to Baa3 by Moody’s. As a result, 23 municipal bonds owned by the Company, with a market value of approximately $81.0 million, were downgraded to their underlying credit rating which ranged from AAA to A-, with the majority being AA. Also during 2008, two of the other major bond insurers were downgraded from AAA to AA. As a result, 42 municipal bonds, with a market value of approximately $190.7 million, were downgraded to the higher of their underlying credit rating or that of the mono-line bond insurer, which ranged from AAA to A, with the majority being AA. The Company’s remaining insured municipal bonds are insured by an AAA-rated mono-line bond insurer.

The underlying ratings of all municipal holdings remain very strong and carry an average rating of AA. There are two municipal bonds with a total fair value of $9.7 million that have underlying ratings of BBB+. The Company views bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased. Based on the strong underlying credit quality of its insured municipal bonds, the Company believes that any impact of potential ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.

At December 31, 2008, the Company’s fixed income securities include seven bonds issued by the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a total fair value of approximately $29.0 million. None of these securities were in an unrealized loss position. At December 31, 2008, the Fannie Mae and Freddie Mac collateralized mortgage obligations held by the Company had a total fair value of $36.7 million and a net unrealized gain of $1.0 million. Fannie Mae and Freddie Mac mortgage pass-through securities held by the Company had a total fair value of $58.3 million and a net unrealized gain of $1.2 million as of December 31, 2008.

Risk Based Capital (“RBC”) and Other Regulatory Ratios

The National Association of Insurance Commissioners (“NAIC”) has promulgated RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of

200% of authorized control level RBC requires no corrective actions on behalf of a company or regulators. As of December 31, 2008, each of CNA Surety’s insurance subsidiaries had a Ratio that was in compliance with minimum RBC requirements.

CNA Surety’s insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer generally should not exceed 3 to 1. On December 31, 2008, Western Surety and its insurance subsidiaries had a combined statutory surplus of $554.6 million and a net written premium to surplus ratio of 0.8 to 1. On December 31, 2007, CNA Surety had a combined statutory surplus of $442.2 million and a net written premium to surplus ratio of 1.0 to 1. The Company believes that each insurance company’s statutory surplus is sufficient to support its current and anticipated premium levels.

The NAIC has also developed a rating system, the Insurance Regulatory Information System (“IRIS”), primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of thirteen financial ratios that address various aspects of each insurer’s financial condition and stability. In 2008, the ratios for Western Surety, Universal Surety and Surety Bonding were within the “usual” ranges as defined by the NAIC. In 2007, the Change in Adjusted Policyholders’ Surplus for Western Surety was outside the normal range due to net income and a reduction in dividends paid to Western Surety’s parent company, CNA Surety.

Impact of Pending Accounting Standards

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and clarifies that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company plans to adopt SFAS 160 on January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2008, the FASB issued Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company will adopt FSP SFAS 157-2 on January 1, 2009. The adoption of FSP SFAS 157-2 is not expected to have an impact on the financial condition or results of operations of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnotes of important information about derivative instruments. In September 2008, the FASB issued Staff Position No. FAS 133 and FIN 45-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment to FASB Statement

No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS 133 and FIN 45-1”). FSP SFAS 133 and FIN 45-1 amends SFAS 133 to require disclosures by sellers of credit derivatives, amends FIN 45 to require additional disclosure about the current status of the risk of a guarantee and clarifies the effective date of SFAS 161.

SFAS 161 and FSP SFAS 133 and FIN 45-1 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company plans to adopt SFAS 161 and FSP SFAS 133 and FIN 45-1 on January 1, 2009. The adoption of SFAS 161 and FSP SFAS 133 and FIN 45-1 is not expected to have an impact on the Company’s required disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The Company plans to adopt SFAS 162 on January 1, 2009. The adoption of SFAS 162 is not expected to have an impact on the financial condition or results of operations of the Company.

In December 2008, the FASB issued FSP 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”) which requires additional disclosures regarding plan assets and to provide information regarding the following: how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and procedures; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and significant concentrations of risk within plan assets. The disclosures required by this FSP are required for fiscal years ending after December 15, 2009. The Company plans to adopt FSP 132(R)-1 in 2009. The adoption of FSP 132(R)-1 is not expected to have an impact on the Company’s disclosures.

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

Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Some examples of these risks and uncertainties are:

•	general economic and business conditions;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the ability of the Company’s contract principals to fulfill their bonded obligations;

•	the effects of corporate bankruptcies on surety bond claims, as well as on capital markets;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the Company’s ability to access capital markets;

•	changes in the Company’s composition of operating segments;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the risks and uncertainties associated with the Company’s loss reserves; and,

•	the possibility of further changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices.

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

The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company’s expectations of the reasonably possible best or worst-case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of December 31, 2008. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available.

The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following table.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2008	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)

U.S. Government and government agencies and authorities	$184,598	200 bp increase	$172,966	(1.0)%
		100 bp increase	179,485	(0.4)
		100 bp decrease	187,485	0.2
		200 bp decrease	189,197	0.4

States, municipalities and political subdivisions	696,163	200 bp increase	613,030	(7.0)
		100 bp increase	652,614	(3.7)
		100 bp decrease	743,635	4.0
		200 bp decrease	786,829	7.7

Corporate bonds and all other	153,885	200 bp increase	141,512	(1.0)

		100 bp increase	147,525	(0.5)
		100 bp decrease	160,154	0.5
		200 bp decrease	163,981	0.9

Total fixed income securities available-for-sale	$1,034,646	200 bp increase	927,508	(9.1)

		100 bp increase	979,624	(4.7)
		100 bp decrease	1,091,274	4.8
		200 bp decrease	1,140,007	8.9

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2007	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)

U.S. Government and government agencies and authorities	$156,527	200 bp increase	$143,016	(1.3)%
		100 bp increase	150,653	(0.6)
		100 bp decrease	160,156	0.4
		200 bp decrease	162,267	0.6

States, municipalities and political subdivisions	638,125	200 bp increase	561,138	(7.5)
		100 bp increase	598,496	(3.9)
		100 bp decrease	680,200	4.1
		200 bp decrease	725,517	8.5

Corporate bonds and all other	168,702	200 bp increase	153,539	(1.5)

		100 bp increase	160,869	(0.8)
		100 bp decrease	177,063	0.8
		200 bp decrease	185,960	1.7

Total fixed income securities available-for-sale	$963,354	200 bp increase	857,693	(10.3)

		100 bp increase	910,018	(5.3)
		100 bp decrease	1,017,419	5.3
		200 bp decrease	1,073,744	10.8

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CNA Surety Corporation
Chicago, Illinois

We have audited the internal control over financial reporting of CNA Surety Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 17, 2009 expressed an unqualified opinion on the consolidated financial statements and financial statement schedules.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 17, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of CNA Surety Corporation and subsidiaries (“CNA Surety” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. CNA Surety’s internal control system was designed to provide reasonable assurance to the Company’s management, its Audit Committee and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

CNA Surety management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

CNA Surety’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report covering the Company’s internal control over financial reporting. This report appears on page 44.

CNA Surety Corporation
Chicago, Illinois
February 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CNA Surety Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of CNA Surety Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 17, 2009

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Amounts in thousands, except per share data)

Assets
Invested assets:
Fixed income securities, at fair value (amortized cost: $1,041,816 and $949,708)	$1,034,646	$963,354
Equity securities, at fair value (cost: $1,231 and $1,683)	1,231	1,789
Short-term investments, at cost (approximates fair value)	80,606	49,453

Total invested assets	1,116,483	1,014,596
Cash	9,596	10,230
Deferred policy acquisition costs	102,092	104,280
Insurance receivables:
Premiums, including $14,303 and $12,317 from affiliates, (net of allowance for doubtful accounts: $1,307 and $1,145)	36,948	36,317
Reinsurance, including $46,122 and $50,547 from affiliates	91,452	127,119
Deposit with affiliated ceding company	29,693	34,644
Intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Current income taxes receivable	—	1,960
Property and equipment, at cost (less accumulated depreciation and amortization: $33,506 and $29,467)	24,378	24,288
Prepaid reinsurance premiums (including $105 and $322 from affiliates)	420	510
Accrued investment income	13,464	12,242
Other assets	2,208	2,683

Total assets	$1,565,519	$1,507,654

Liabilities
Reserves:
Unpaid losses and loss adjustment expenses	$428,724	$472,842
Unearned premiums	258,824	258,930

Total reserves	687,548	731,772
Debt	30,892	30,791
Deferred income taxes, net	9,647	17,756
Reinsurance and other payables to affiliates	1,680	643
Accrued expenses	20,056	18,273
Liability for postretirement benefits	9,283	10,001
Payable for securities purchased	8,398	—
Federal income tax payable	1,581	—
Other liabilities	29,139	30,713

Total liabilities	798,224	839,949
Commitments and contingencies (See Notes 6, 7, & 8)

Stockholders’ Equity
Preferred stock, par value $.01 per share, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 45,544 shares issued and 44,168 shares outstanding at December 31, 2008 and 45,505 shares issued and 44,121 shares outstanding at December 31, 2007	455	455
Additional paid-in capital	276,255	274,069
Retained earnings	509,644	399,241
Accumulated other comprehensive (loss) income	(4,286)	8,800
Treasury stock, 1,376 and 1,384 shares, at cost	(14,773)	(14,860)

Total stockholders’ equity	767,295	667,705

Total liabilities and stockholders’ equity	$1,565,519	$1,507,654

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands,
	except per share data)

Revenues:
Net earned premium	$431,696	$421,506	$393,642
Net investment income	47,302	44,636	39,324
Net realized investment (losses)	(1,374)	(445)	(1,273)

Total revenues	477,624	465,697	431,693

Expenses:
Net losses and loss adjustment expenses	80,844	103,124	95,830
Net commissions, brokerage and other underwriting expenses	235,420	227,412	216,560
Interest expense	2,148	2,918	3,669

Total expenses	318,412	333,454	316,059

Income before income taxes	159,212	132,243	115,634

Income tax expense	48,809	39,747	32,816

Net income	$110,403	$92,496	$82,818

Earnings per common share	$2.50	$2.10	$1.90

Earnings per common share, assuming dilution	$2.49	$2.09	$1.89

Weighted average shares outstanding	44,145	44,000	43,654

Weighted average shares outstanding, assuming dilution	44,260	44,267	43,922

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common		Additional			Other	Treasury	Total
	Stock Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	At Cost	Equity
	(Amounts in thousands)

Balance, January 1, 2006	43,334	$447	$259,684		$223,927	$7,546	$(15,029)	$476,575

Comprehensive income:
Net income	—	$—	$—	$82,818	$82,818	$—	$—	$82,818
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $57 (net of reclassification adjustment of ($819), after income tax benefit of $441)	—	—	—	107	—	107	—	107

Total comprehensive income	—	—	—	$82,925	—	—	—	—

Adjustment to initially recognize accumulated postretirement benefit obligations, net of tax benefit of $1,997	—	—	—		—	(2,660)	—	(2,660)
Stock-based compensation	—	—	1,207		—	—	—	1,207
Stock options exercised and other	538	6	7,760		—	—	89	7,855

Balance, December 31, 2006	43,872	$453	$268,651		$306,745	$4,993	$(14,940)	$565,902

Comprehensive income:
Net income	—	$—	$—	$92,496	$92,496	$—	$—	$92,496
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $693 (net of reclassification adjustment of ($120), after income tax benefit of $64)	—	—	—	1,286	—	1,286	—	1,286
Net change related to postretirement benefits, after income tax expense of $1,117	—	—	—	2,521	—	2,521	—	2,521

Total comprehensive income	—	—	—	$96,303	—	—	—	—

Stock-based compensation	—	—	1,892		—	—	—	1,892
Stock options exercised and other	249	2	3,526		—	—	80	3,608

Balance, December 31, 2007	44,121	$455	$274,069		$399,241	$8,800	$(14,860)	$667,705

Comprehensive income:
Net income	—	$—	$—	$110,403	$110,403	$—	$—	$110,403
Other comprehensive income (loss):
Change in unrealized gains (losses) on securities, after income tax benefit of $7,323 (net of reclassification adjustment of ($282), after income tax benefit of $152)	—	—	—	(13,599)	—	(13,599)	—	(13,599)
Net change related to postretirement benefits, after income tax expense of $565	—	—	—	513	—	513	—	513

Total comprehensive income	—	—	—	$97,317	—	—	—	—

Stock-based compensation	—	—	1,693		—	—	—	1,693
Stock options exercised and other	47	—	493		—	—	87	580

Balance, December 31, 2008	44,168	$455	$276,255		$509,644	$(4,286)	$(14,773)	$767,295

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Cash Flows From Operating Activities:
Net income	$110,403	$92,496	$82,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	443	393	594
Depreciation and amortization	5,809	6,179	5,302
Amortization of bond premium, net	2,888	369	1,149
Loss on disposal of property and equipment	1,155	279	141
Net realized investment losses	1,374	445	1,273
Stock-based compensation	1,693	1,892	1,207
Changes in:
Insurance receivables	34,593	(8,212)	(3,182)
Reserve for unearned premiums	(106)	5,127	12,756
Reserve for unpaid losses and loss adjustment expenses	(44,118)	38,618	9,775
Deposit with affiliated ceding company	4,951	(1,499)	(859)
Deferred policy acquisition costs	2,188	(1,343)	(104)
Deferred income taxes, net	(1,406)	(1,523)	(1,630)
Reinsurance and other payables to affiliates	1,037	477	(8)
Prepaid reinsurance premiums	90	1,655	3,231
Accrued expenses	1,783	(1,974)	3,715
Other assets and liabilities	1,435	(4,173)	8,070

Net cash provided by operating activities	124,212	129,206	124,248

Cash Flows From Investing Activities:
Fixed income securities:
Purchases	(183,949)	(350,480)	(337,848)
Maturities	62,802	55,357	47,288
Sales	24,402	114,303	224,338
Purchases of equity securities	(550)	(822)	(1,193)
Proceeds from the sale of equity securities	626	844	1,041
Changes in short-term investments	(30,403)	56,897	(37,180)
Purchases of property and equipment, net	(6,952)	(5,838)	(10,475)
Changes in payables for securities purchased	8,398	—	—
Other, net	200	(9)	767

Net cash (used in) investing activities	(125,426)	(129,748)	(113,262)

Cash Flows From Financing Activities:
Principal payments on debt	—	—	(20,000)
Employee stock option exercises and other	580	3,608	7,855

Net cash provided by (used in) financing activities	580	3,608	(12,145)

(Decrease) increase in cash	(634)	3,066	(1,159)
Cash at beginning of period	10,230	7,164	8,323

Cash at end of period	$9,596	$10,230	$7,164

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,154	$2,837	$3,628
Income taxes	$46,600	$42,219	$38,349

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

Investments

Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders’ equity.

The amortized cost of fixed income securities is determined based on cost and the cumulative effect of amortization of premiums and accretion of discounts. Such amortization and accretion are included in investment income. For mortgage-backed and asset-backed securities, the Company recognizes income using the effective-yield method based on estimated cash flows. All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Investments with an other-than-temporary decline in value are written down to fair value, resulting in losses that are included in net realized investment gains/losses.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition cost balance is reduced to the amount determined to be recoverable. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

Intangible Assets

CNA Surety’s Consolidated Balance Sheet as of December 31, 2008 includes intangible assets of $138.8 million. These amounts represent goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure. The Company performs impairment tests of these intangible assets annually, or when certain conditions are present.

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

The Company used a valuation technique based on discounted cash flows to complete its annual intangible asset impairment test as of October 1, 2008. No impairment was indicated. The Company also evaluated the indefinite-lived intangible and determined that no events or circumstances have occurred that warrant a re-categorization of this intangible to a finite-lived intangible.

Reserves for Unpaid Losses and Loss Adjustment Expenses

The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred-but-not-reported (“IBNR”) claims, including provisions for losses in excess of the current case reserve for previously reported claims and for claims that may be reopened, as well as offsets for anticipated indemnification recoveries, (c) future expenses to be incurred in the settlement of claims, and (d) indemnity recoveries, before reinsurance recoveries, which are reported as an asset. These estimates are determined based on the facts and circumstances of each claim and the Company’s loss experience as well as consideration of industry experience, current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from recorded amounts. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in income in the period in which such changes are determined to be needed.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to unearned premium reserves and deferred policy acquisition costs. The effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) was effective for the Company on January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company has elected to classify interest, if any, recognized in accordance with FIN 48 as interest expense. Likewise, penalties, if any, recognized in accordance with FIN 48 will be classified as miscellaneous expense.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. The Company records depreciation using the straight-line method based on the estimated useful lives of the various classes of property and equipment ranging from 3 years to 20 years. Depreciation and amortization expense for 2008, 2007 and 2006 was $5.7 million, $6.1 million and $5.2 million, respectively. The cost of maintenance and repairs is expensed as incurred; major improvements are capitalized.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of earnings per share is as follows (amounts in thousands, except for per share data):

	Years Ended December 31,
	2008	2007	2006

Net income	$110,403	$92,496	$82,818

Shares:
Weighted average shares outstanding	44,121	43,872	43,334
Weighted average shares of options exercised and additional stock issuance	24	128	320

Total weighted average shares outstanding	44,145	44,000	43,654
Effect of dilutive options	115	267	268

Total weighted average shares outstanding, assuming dilution	44,260	44,267	43,922

Earnings per share	$2.50	$2.10	$1.90

Earnings per share, assuming dilution	$2.49	$2.09	$1.89

No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.6 million were excluded from the calculation of diluted earnings per share for the year ended December 31, 2008 because the exercise price of the options was greater than the average market price of CNA Surety’s common stock. Options to purchase shares of common stock of 0.3 million were excluded from the calculation of diluted earnings per share for the year ended December 31, 2007 because the exercise price of these options was greater than the average market price of CNA Surety’s common stock. There were no options excluded from the calculation of diluted earnings per share for the year ended December 31, 2006.

Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 helps to mitigate this type of accounting-induced earnings volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), discussed below, or SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. SFAS 159 is effective for fiscal years ending after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for any assets or liabilities under SFAS 159. The adoption of SFAS 159 did not and is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. For fiscal years beginning after November 15, 2007, companies are required to implement the standard for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB issued Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate in determining fair value in that market. FSP SFAS 157-3 was effective and adopted by the Company immediately upon issuance.

The Company adopted SFAS 157 on January 1, 2008 for its financial assets and liabilities. Overall, the impact of adopting SFAS 157 and FSP SFAS 157-3 did not have a significant impact on the financial condition at the date of adoption or the results of operations for the year ended December 31, 2008. The Company will adopt FSP SFAS 157-2 on January 1, 2009. The adoption of FSP SFAS 157-2 is not expected to have an impact on the financial condition or results of operations of the Company.

2.	Investments

The estimated fair value and amortized cost of fixed income and equity securities held by investment category were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2008	or Cost	Gains	12 Months	12 Months	Fair Value

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$33,140	$3,519	$—	$—	$36,659
U.S. Agencies	36,476	1,116	—	—	37,592
Collateralized mortgage obligations	35,671	984	—	—	36,655
Mortgage pass-through securities	72,203	1,489	—	—	73,692
Obligations of states and political subdivisions	697,305	19,730	(6,929)	(13,943)	696,163
Corporate bonds	96,048	1,711	(2,430)	(1,853)	93,476
Non-agency collateralized mortgage obligations	35,025	—	(2,040)	(3,607)	29,378
Other asset-backed securities:
Second mortgages/home equity loans	7,956	—	(779)	(2,180)	4,997
Consumer credit receivables	17,239	—	(1,708)	—	15,531
Other	10,753	23	(273)	—	10,503

Total fixed income securities	1,041,816	28,572	(14,159)	(21,583)	1,034,646
Equity securities	1,231	—	—	—	1,231

Total	$1,043,047	$28,572	$(14,159)	$(21,583)	$1,035,877

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2007	or Cost	Gains	12 Months	12 Months	Fair Value

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,790	$485	$—	$—	$18,275
U.S. Agencies	52,617	706	—	(15)	53,308
Collateralized mortgage obligations	30,086	502	(11)	(107)	30,470
Mortgage pass-through securities	54,659	401	—	(586)	54,474
Obligations of states and political subdivisions	625,858	15,408	(2,500)	(641)	638,125
Corporate bonds	95,714	1,493	(97)	(1,408)	95,702
Non-agency collateralized mortgage obligations	35,011	232	—	(699)	34,544
Other asset-backed securities:
Second mortgages/home equity loans	9,951	—	—	(50)	9,901
Consumer credit receivables	17,234	451	—	—	17,685
Other	10,788	157	—	(75)	10,870

Total fixed income securities	949,708	19,835	(2,608)	(3,581)	963,354
Equity securities	1,683	106	—	—	1,789

Total	$951,391	$19,941	$(2,608)	$(3,581)	$965,143

The Company’s insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 2008, securities on deposit had an aggregate estimated fair value of $5.7 million.

The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at December 31, 2008 and 2007 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	2008		2007
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value

Fixed income securities:
Due within one year	$4,535	$4,590	$4,133	$4,164
Due after one year but within five years	216,232	222,344	189,384	193,656
Due after five years but within ten years	345,285	355,171	323,327	332,657
Due after ten years	296,917	281,785	275,135	274,933

	862,969	863,890	791,979	805,410
Mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities	178,847	170,756	157,729	157,944

	$1,041,816	$1,034,646	$949,708	$963,354

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major categories of net investment income were as follows (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006

Investment income:
Fixed income securities	$46,134	$39,990	$35,648
Equity securities	56	72	41
Short-term investments	1,340	4,265	3,333
Other	45	—	4

Total investment income on available-for-sale securities	47,575	44,327	39,026
Investment income on deposit with affiliated ceding company	912	1,611	1,513
Investment expenses	(1,185)	(1,302)	(1,215)

Net investment income	$47,302	$44,636	$39,324

Net realized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006

Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$—	$345	$140
Gross realized investment losses:
Other-than-temporary impairment losses	(978)	(941)	(903)
Realized losses from sales	(19)	(14)	(488)

Total gross realized investment losses	(997)	(955)	(1,391)

Net realized investment losses on fixed income securities	(997)	(610)	(1,251)

Equity securities:
Gross realized investment gains	13	147	125
Gross realized investment losses:
Other-than-temporary impairment losses	(343)	—	—
Realized losses from sales	(46)	(1)	(8)

Total gross realized investment losses	(389)	(1)	(8)

Net realized investment (losses) gains on equity securities	(376)	146	117

Other	(1)	19	(139)

Net realized investment losses	$(1,374)	$(445)	$(1,273)

Net change in unrealized gains (losses)
Fixed income securities	$(20,816)	$2,032	$109
Equity securities	(106)	(53)	55

Total net change in unrealized (losses) gains	$(20,922)	$1,979	$164

Net realized (losses) gains and change in unrealized (losses) gains	$(22,296)	$1,534	$(1,109)

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross realized investment losses were $1.4 million for 2008 due to the recognition of an other-than-temporary impairment loss on a fixed income security and other-than-temporary impairment losses on equity securities related to the Company’s nonqualified deferred compensation plan as discussed below. Gross realized investment losses were $1.0 million for 2007 due to the recognition of impairment losses on certain fixed income securities as discussed below. Gross realized investment losses were $1.4 million for 2006 due to the recognition of impairment losses and additional losses on the subsequent sale of certain fixed income securities as discussed below.

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2008 in relation to the total of all fixed income securities by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss

Due after one year through five years	7%	6%
Due after five years through ten years	20	12
Due after ten years	56	52
Asset-backed securities	17	30

Total	100%	100%

The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2008 and 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	December 31, 2008		December 31, 2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss

Fixed income securities:
Investment grade(a):
0-6 months	$109,973	$3,095	$17,785	$175
7-12 months	121,419	11,064	112,914	2,433
13-24 months	81,395	12,010	9,984	671
Greater than 24 months	33,450	9,573	91,683	2,463

Total investment grade	346,237	35,742	232,366	5,742
Non-investment grade:
Greater than 24 months	—	—	3,582	447

Total	$346,237	$35,742	$235,948	$6,189

(a)	Investment grade is determined by the higher of the two ratings, Standard & Poor’s (“S&P”) or Moody’s Investor Services (“Moody’s”), when the security has a split rating.

During the fourth quarter of 2008, the Company recorded other-than-temporary impairment losses of $1.0 million on one fixed income security. The security was issued by the financing subsidiary of a large domestic automaker and was rated below investment grade by S&P and Moody’s.

During the third quarter and fourth quarters of 2008, the Company recorded other-than-temporary impairment losses of $0.4 million on the equity securities that are related to the Company’s nonqualified deferred compensation plan.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2007, the Company recorded other-than-temporary impairment losses of $0.9 million on 13 fixed income securities of various categories of investments that were in an unrealized loss position. These impairment losses were recognized as significant interest rate changes and a revised outlook on the interest rates resulted in the Company’s intention not to hold these securities to their anticipated recovery. These securities were sold during the third quarter of 2007.

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

At December 31, 2008, the Company holds 175 securities in an unrealized gain position with a total estimated fair value of $688.4 million and an aggregate gross unrealized gain of $28.6 million.

The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating(a). The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated Fair
December 31, 2008	AAA/Aaa	AA/Aa	A/Aa	BBB/Baa	Total	Count	Value

Fixed income securities:
Obligations of states and political subdivisions	$3,993	$13,886	$2,993	$—	$20,872	51	$235,941
Corporate bonds	135	1	2,580	1,567	4,283	19	50,909
Non-agency collateralized mortgage obligations	5,647	—	—	—	5,647	7	29,378
Other asset-backed securities:
Second mortgages/home equity loans	779	—	—	2,180	2,959	2	4,997
Consumer credit receivables	573	1,135	—	—	1,708	4	15,531
Other	273	—	—	—	273	2	9,481

Total	$11,400	$15,022	$5,573	$3,747	$35,742	85	$346,237

(a)	Credit rating is determined by the higher of the two ratings, S&P or Moody’s, when a security has a split rating.

Of the 85 securities in an unrealized loss position, eight were in a loss position that exceeded 20% of the security’s amortized cost. 15 other securities were in an unrealized loss position that exceeded 10% of each security’s amortized cost, and 22 additional securities were in an unrealized loss position that exceeded 5% of each security’s amortized cost. The largest unrealized loss percentage was 51.2% ($2.2 million) of that security’s amortized cost. This security was an asset-backed security collateralized by sub-prime home loans. The security with the largest unrealized loss in dollars was issued by a governmental utility authority and was in an unrealized loss position of $3.7 million (34.3% of its amortized cost).

The Company believes that the unrealized losses are primarily due to credit spread widening, and to a lesser extent, market illiquidity and certain asset classes being out of favor with investors. The Company intends and believes it has the ability to hold these investments until the expected recovery in value, which may be at maturity.

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

In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term and are redeemable at par value beginning in May 2009. The securities were issued by CNA Surety Capital Trust I (the “Issuer Trust”). The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Consolidated Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. Due to the underlying characteristics of this debt, the carrying value of the debenture approximates its estimated fair value.

The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $74.3 million, consisting of annual dividend payments of $1.7 million over 26 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of December 31, 2008 and 2007, the interest rate on the junior subordinated debenture was 5.52% and 8.24%, respectively.

On June 30, 2008, the Company’s credit facility matured. There was no outstanding balance under this facility (the “2005 Credit Facility”) during 2008. The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of December 31, 2007 and for the six months ended June 30, 2008 when the 2005 Credit Facility matured.

The term of borrowings under the 2005 Credit Facility was fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility at December 31, 2007 or the six months ended June 30, 2008. As such, the Company incurred only the facility fee of 0.325% for 2007 and incurred only the facility fee of 0.300% through the first six months of 2008.

4.	Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following fair value hierarchy in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

•	Level 1 — Quoted prices for identical instruments in active markets.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

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

Assets measured at fair value on a recurring basis are summarized below (amounts in thousands):

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value

Assets:
Fixed income securities at fair value	$36,659	$997,987	—	$1,034,646
Equity securities at fair value	1,231	—	—	1,231
Short term investments at fair value(a)	30,616	49,990	—	80,606

Total assets	$68,506	$1,047,977	—	$1,116,483

(a)	Includes commercial paper and money market instruments.

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either the adoption of SFAS 157 on January 1, 2008 or at December 31, 2008.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Deferred Policy Acquisition Costs and Other Operating Expenses

Policy acquisition costs deferred and the related amortization of deferred policy acquisition costs were as follows (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006

Balance at beginning of period	$104,280	$102,937	$102,833
Costs deferred	171,117	171,689	164,614
Amortization	(173,305)	(170,346)	(164,510)

Balance at end of period	$102,092	$104,280	$102,937

Net commissions, brokerage and other underwriting expenses were comprised as follows (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006

Amortization of deferred policy acquisition costs	$173,305	$170,346	$164,510
Other operating expenses	62,115	57,066	52,050

Net commissions, brokerage and other underwriting expenses	$235,420	$227,412	$216,560

6.	Reinsurance

The Company’s insurance subsidiaries, in the ordinary course of business, cede insurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. Reinsurance contracts do not relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to insurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company evaluates the financial condition of its reinsurers, assesses the need for allowances for uncollectible amounts and monitors concentrations of credit risk. CNA Surety’s largest reinsurance receivable from an affiliate, CCC, an A (Excellent) rated company by A.M. Best was approximately $46.1 million and $50.5 million at December 31, 2008 and 2007, respectively. CNA Surety’s largest reinsurance receivable from a non-affiliate reinsurer, rated A+ (Superior) by A.M. Best, was approximately $7.9 million at December 31, 2008. The largest reinsurance receivable from a non-affiliate reinsurer, rated A (Excellent) by A.M. Best, was approximately $16.8 million at December 31, 2007.

The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):

	Years Ended December 31,
	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned

Direct	$358,625	$357,771	$360,877	$353,594	$334,020	$324,831
Assumed	108,502	109,463	110,783	112,938	117,336	113,769
Ceded	(35,448)	(35,538)	(43,371)	(45,026)	(41,727)	(44,958)

Net premiums	$431,679	$431,696	$428,289	$421,506	$409,629	$393,642

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

Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc., and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement that covers certain contract business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were $0.2 million in 2008 and $0.1 million in 2007 and 2006. As of December 31, 2008 and December 31, 2007, CNA Surety had unpaid losses and loss adjustment expense reserves assumed from FICOH of $0.2 million and $0.1 million, respectively.

The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Years Ended December 31,
	2008		2007		2006
	$	Ratio	$	Ratio	$	Ratio

Gross losses and loss adjustment expenses	$93,151	19.9%	$119,567	25.6%	$94,520	21.6%
(Increase) decrease in reinsurance recoverables	(12,307)	34.6%	(16,443)	36.5%	1,310	(2.9)%

Net losses and loss adjustment expenses	$80,844	18.7%	$103,124	24.5%	$95,830	24.3%

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

Excess of Loss Reinsurance

2007 Third Party Reinsurance

Effective January 1, 2007, CNA Surety entered into a new excess of loss treaty (“2007 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to prior treaties. Under the 2007 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $28.6 million based on losses ceded under the contract. The actual cost for the 2007 Excess of Loss Treaty was $46.8 million, which includes the Company’s estimate of additional premiums of $8.5 million resulting from loss activity recorded in 2007 and 2008. Only the large national contractor discussed below that was excluded from prior treaties remained excluded from the 2007 Excess of Loss Treaty.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 Third Party Reinsurance

Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2007 Excess of Loss Treaty. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $26.1 million based on losses ceded under the contract. The actual cost for the 2008 Excess of Loss Treaty was $30.4 million. Only the large national contractor discussed below that was excluded from the 2007 Excess of Loss Treaty remained excluded from the 2008 Excess of Loss Treaty. There will be no additional premiums or recoveries under the 2008 Excess of Loss Treaty as no losses were discovered to this treaty in 2008.

2009 Third Party Reinsurance

Effective January 1, 2009, CNA Surety entered into a new excess of loss treaty (“2009 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2008 Excess of Loss Treaty. Under the 2009 Excess of Loss Treaty, the Company’s net retention per principal becomes $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2009 on bonds that were in force during 2009. The contract also includes a provision for additional premiums of up to $13.8 million based on losses ceded under the contract. The base annual premium for the 2009 Excess of Loss Treaty is $28.0 million. Only the large national contractor discussed below that was excluded from the 2008 Excess of Loss Treaty remains excluded from the 2009 Excess of Loss Treaty.

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

The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2008 and expired on December 31, 2008. There was no amount due to the CNA Surety insurance subsidiaries as of December 31, 2008. This agreement was renewed with the same terms on January 1, 2009 and expires on December 31, 2009 and is annually renewable thereafter.

Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2008 and expired on December 31, 2008 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2008, this resulted in an override commission on their actual direct acquisition costs of 5.9% to CCC and CIC.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through December 31, 2008. The Quota Share Treaty was renewed for one year on January 1, 2009 on substantially the same terms as 2008.

Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Due to favorable development of losses subject to the Stop Loss Contract during 2007, the Company returned $5.6 million to CCC during 2007. As of December 31, 2007, the net amount billed and received by the Company was $42.3 million under the Stop Loss Contract. The amount received under the Stop Loss Contract included $24.0 million held by the Company for losses covered by this contract that were incurred but not paid as of December 31, 2007. As of December 31, 2008, losses incurred under the Stop Loss Contract were $48.9 million, which are net of $1.4 million related to expected indemnity recoveries. As a result of favorable development during the fourth quarter of 2008, the Company will pay CCC $0.7 million in 2009 under the Stop Loss Contract. CCC has paid all other amounts due under the Stop Loss Contract as of December 31, 2008.

The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. In November 2005, the Company and CCC agreed by addendum to extend this contract for twelve months. This extension, which expired on December 31, 2006, was for an additional minimum premium of $0.8 million, subject to adjustment based on the level of actual premiums written on bonds for the large national contractor. In January 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which expired on December 31, 2007, was for an additional premium of $0.5 million, which was based on the level of actual premiums written on bonds for the large national contractor. In December 2007, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which expired on December 31, 2008, was for an additional premium of $0.2 million based on the level of actual premiums written on bonds for the large national contractor. In December 2008, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2009, is for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of both December 31, 2008 and December 31, 2007, the Company had ceded losses of $50.0 million under the terms of this contract, with unpaid ceded losses of $46.8 million.

As of December 31, 2008 and December 31, 2007, CNA Surety had an insurance receivable balance from CCC and CIC of $60.4 million, including $46.1 million of reinsurance recoverables and $14.3 million of premiums receivable, and $62.9 million, including $50.5 million of reinsurance recoverables and $12.4 million of premiums

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable, respectively. CNA Surety had reinsurance payables to CCC and CIC of $1.2 million and $0.1 million as of December 31, 2008 and 2007, respectively.

The Company’s Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $29.7 million and $34.6 million at December 31, 2008 and 2007, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.

7.	Reserves for Losses and Loss Adjustment Expenses

Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006

Reserves at beginning of year:
Gross	$472,842	$434,224	$424,449
Ceded reinsurance	150,496	144,858	147,435

Net reserves at beginning of year	322,346	289,366	277,014

Net incurred loss and loss adjustment expenses:
Provision for insured events of current year	126,345	108,178	101,140
Decrease in provision for insured events of prior years	(45,501)	(5,054)	(5,310)

Total net incurred	80,844	103,124	95,830

Net payments attributable to:
Current year events	11,954	14,265	6,855
Prior year events	46,203	55,879	76,623

Total net payments	58,157	70,144	83,478

Net reserves at end of year	345,033	322,346	289,366
Ceded reinsurance at end of year	83,691	150,496	144,858

Gross reserves at end of year	$428,724	$472,842	$434,224

The Company recorded net loss reserve development for prior accident years which resulted in a decrease of the estimated liability of $45.5 million, $5.1 million and $5.3 million in 2008, 2007 and 2006, respectively.

The favorable development in 2008 primarily resulted from several significant case reserve reductions, favorable indemnity recoveries and a low level of loss activity for accident years 2006 and prior. These favorable developments were somewhat offset by adverse development related to the 2007 accident year. The Company recorded adverse development for accident year 2007 in response to current economic conditions. Also, the Company’s initial estimates of losses for accident year 2008 reflect the impact of continued deterioration of these economic conditions.

The favorable development in 2007 primarily resulted from better than expected indemnification recoveries related to a large commercial claim in the 2001 accident year.

The favorable development in 2006 resulted from lower than expected emergence of additional large claims primarily in the 2005 and 2004 accident years, offset by adverse development primarily in the 2003 and 2002

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.	Commitments and Contingencies

At December 31, 2008 the future minimum commitments under operating leases are as follows: 2009 — $2.0 million; 2010 — $2.0 million; 2011 — $1.8 million; 2012 — $1.0 million. Total rental expense for 2008, 2007 and 2006 was $5.2 million, $5.2 million and $5.1 million, respectively.

The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

9.	Income Taxes

The components of deferred income taxes as of December 31, 2008 and 2007 were as follows (dollars in thousands):

	2008	2007

Deferred tax assets related to:
Unearned premium reserve	$18,286	$18,361
Loss and loss adjustment expense reserve	4,249	3,946
Accrued expenses	2,082	2,253
Accumulated postretirement benefit obligation	3,826	4,233
Policyholder dividends	3,192	2,958
Unrealized net losses on securities	2,510	—
Other	2,722	1,681

Total deferred tax assets	36,867	33,432

Deferred tax liabilities related to:
Deferred policy acquisition costs	35,732	36,498
Intangible assets	5,650	5,650
Unrealized net gains on securities	—	4,813
Difference between book and tax depreciation	3,332	2,461
Other	1,800	1,766

Total deferred tax liabilities	46,514	51,188

Net deferred tax liability	$9,647	$17,756

CNA Surety and its subsidiaries file a consolidated federal income tax return. The income tax allocation between the Company and its subsidiaries is subject to written agreement, approved by the Board of Directors. Allocation is based upon separate return calculations in accordance with the Internal Revenue Code of 1986 with current credit being given to separate company net losses.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provisions consisted of the following (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006

Current tax expense	$50,215	$41,270	$34,446
Deferred tax benefit	(1,406)	(1,523)	(1,630)

Total income tax expense	$48,809	$39,747	$32,816

A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
Tax-exempt income deduction	(5.3)	(5.7)	(5.5)
Non-deductible expenses	0.2	0.2	0.2
State income tax, net of federal income tax benefit	0.8	0.9	1.0
Other	—	(0.3)	(2.3)

Total income tax expense	30.7%	30.1%	28.4%

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 2005 through 2008 are subject to examination by the Internal Revenue Service. The Internal Revenue Service is currently examining the Company’s tax return for the year 2006. Management believes the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations.

The Company has not recognized any liabilities for uncertain income taxes as of December 31, 2008 or 2007, respectively. Also, the Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

10.	Employee Benefits

CNA Surety sponsors a tax deferred savings plan (“401(k) plan”) covering substantially all of its employees. The Company matches 100% of the participating employee’s contribution up to 3% of eligible compensation and 50% of the participating employee’s contribution between 3% and 6% of eligible compensation (4.5% maximum matching). The Company also makes an additional basic contribution to eligible 401(k) plan participants of 3% (if under age 45) or 5% (if 45 or older) of eligible compensation. In addition, the Company may also make an annual discretionary profit sharing contribution to the 401(k) plan, subject to the approval of the Company’s Board of Directors. The profit sharing contribution may be restricted by plan and regulatory limitations. The Company contribution, including profit sharing, to the 401(k) plan was $4.6 million, $4.7 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Western Surety sponsors two postretirement benefit plans covering certain employees. One plan provides medical benefits and the other plan provides sick leave termination payments. The medical benefit plan provides coverage only for employees, and their eligible dependents, hired by Western Surety before November 1, 1991 and who retire at age 55 or later with at least 15 years of service. Only employees hired by Western Surety prior to 1988 are eligible for the sick leave plan. Further, benefits for the sick leave plan are based on unused accrued sick leave as of December 31, 2003, the date the accruals were frozen. The postretirement medical benefit plan is contributory and the sick leave plan is non-contributory. Western Surety uses a December 31 measurement date for both of its postretirement benefit plans. There were no plan assets for either of the postretirement benefit plans.

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

The following table sets forth the plans’ combined accumulated postretirement benefit obligation at the beginning and end of the last two fiscal years (dollars in thousands):

	2008	2007

Reconciliation of benefit obligation:
Benefit obligation at beginning of the year	$10,001	$12,466
Service cost	192	334
Interest cost	486	761
Actuarial gain	(1,240)	(3,359)
Benefits and expenses paid	(182)	(201)
Medicare subsidy received	26	—

Benefit obligation at end of year	$9,283	$10,001

The Company’s postretirement medical benefit plan’s accumulated postretirement benefit obligation as of December 31, 2008 is $8.6 million.

The Company’s postretirement sick leave plan’s accumulated postretirement benefit obligation as of December 31, 2008 is $0.7 million.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the combined plans’ pre-tax adjustment to accumulated other comprehensive income (“AOCI”) (dollars in thousands):

	2008	2007	2006

Amounts not yet recognized in net periodic benefit cost:
Net prior service benefit	$(349)	$(511)	$(672)
Net actuarial loss	288	1,528	5,329

Total pre-tax accumulated other comprehensive (income) loss	$(61)	$1,017	$4,657

Pre-tax accumulated other comprehensive loss — beginning of year related to postretirement benefit obligation	$1,017	$4,657	$—
Reclassification adjustments recognized in net periodic benefit cost:
Amortization of prior service cost	162	106	—
Amortization of net actuarial loss	—	(387)	—
Amounts recognized in AOCI arising during the year:
Net actuarial gains	(1,240)	(3,359)	—
Increase to initially recognize accumulated postretirement benefit obligations	—	—	4,657

Pre-tax accumulated other comprehensive (income) loss — end of year, related to postretirement benefit obligation	$(61)	$1,017	$4,657

The net actuarial gain in 2007 resulted primarily from a change in expected cost of claims under the medical benefit plan. In the fourth quarter of 2007, the Company made a decision to change its service provider effective January 1, 2008. This was expected to cause a significant reduction in the future cost of claims. The net actuarial gain in 2008 resulted primarily from lower per capita claim costs as a result of the change in the plan provider.

The amounts recognized in the Consolidated Balance Sheets for postretirement benefit obligations at December 31, 2008 and 2007 were as follows (dollars in thousands):

	2008	2007

Liability for postretirement benefits	$9,283	$10,001
Deferred income taxes, net	(3,826)	(4,223)
Accumulated other comprehensive (income) loss, net of tax	(375)	138

The liability for postretirement benefits at December 31, 2008 and 2007 are as follows (dollars in thousands):

			Difference Due to
	Including Effects	Without Effects of	Effects of
	of Tax-Free Subsidy	Tax-Free Subsidy	Tax-Free Subsidy

December 31, 2008	$9,283	$10,931	$1,648
December 31, 2007	$10,001	$11,495	$1,494

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plans’ combined net periodic postretirement benefit cost for the last three fiscal years included the following components (dollars in thousands):

	2008	2007	2006

Net periodic benefit cost:
Service cost	$192	$333	$259
Interest cost	486	761	584
Amortization of prior service cost (benefit)	(162)	(106)	(162)
Net amortization of actuarial loss	—	387	270

Net periodic benefit cost	$516	$1,375	$951

	2008	2007	2006

Key Assumptions:
Discount rate	5.870%	5.875%	5.625%
Rate of compensation increases (postretirement sick leave plan only)	5.0%	5.0%	5.0%
Initial health care cost trend rate, pre-Medicare	9.0%	10.0%	10.0%
Initial health care cost trend rate, post-Medicare	9.0%	10.0%	10.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Year in which ultimate trend rate is reached	2017	2013	2012
Mortality	RP 2000 Projected	RP 2000 Projected	RP 2000 Projected
Average remaining service life — postretirement medical plan	12.3 Years	12.7 Years	12.7 Years
Average life expectancy — postretirement medical plan	14.0 Years	14.3 Years	13.5 Years
Average remaining service life — sick leave plan	12.3 Years	12.7 Years	12.6 Years

The Company selected a discount rate of 5.87% to measure the accumulated postretirement benefit obligation at December 31, 2008. This rate was selected by developing a weighted average yield on cash flows for the postretirement benefit plans. These cash flows were discounted using published spot rates corresponding to the time period that the cash flow is due. This average yield was compared to the Citibank Pension Liability Index and the resulting weighted average was nearly identical to this index and, as such, the index was used as the discount rate for development of the accumulated postretirement pension benefit obligation. At December 31, 2007, the models used by the Company to evaluate the rate included the Citgroup Pension Discount Curve and the Hewitt Bond Universe. Due to a downward divergence of these models in 2007, the Company relied more heavily on the Hewitt Bond Universe in selecting a discount rate of 5.875%.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the benefit obligation as of December 31, 2008 by $1.8 million and increase the aggregate of service cost and interest cost for the year then ended by $0.1 million. Decreasing the assumed health care cost trend rates by 1 percentage point in

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each year would decrease the benefit obligation as of December 31, 2008 by $1.4 million and decrease the aggregate of service cost and interest cost for the year then ended by $0.1 million.

Estimated benefit expected to be recognized from AOCI into net periodic benefit cost in 2009:

Amortization of prior service cost (credit)	$(162)
Amortization of net actuarial loss	—

Total estimated benefit to be recognized	$(162)

The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2009. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. These amounts are shown both gross and net of the federal subsidy to plan sponsors under the MMA in the following table (dollars in thousands).

	Before Impact of Federal Subsidy	Net of Federal Subsidy

2009	$236	$207
2010	256	219
2011	274	231
2012	308	262
2013	360	310
2014-2018	2,843	2,518

11.	Stockholders’ Equity

The compensation expense recorded for the Company’s stock-based compensation plan in 2008, 2007 and 2006 was $1.7 million, $1.9 million, and $1.2 million, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.6 million in both 2008 and 2007 and $0.4 million in 2006. The amount of cash received from the exercise of stock options was $0.5 million, $3.6 million and $7.8 million in 2008, 2007 and 2006, respectively.

     Equity Compensation Plans

The Company reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, nonqualified stock options, restricted stock, bonus shares or stock appreciation rights (“SARs”) to be granted under the CNA Surety 2006 Long-Term Equity Compensation Plan (the “2006 Plan”), approved by shareholders on April 25, 2006. The aggregate number of shares initially available for which options may be granted under the 2006 Plan was 3,000,000. Option exercises under the 2006 Plan are settled in newly issued common shares.

The 2006 Plan is administered by a committee (the “Committee”) of the Board of Directors, consisting of two or more directors of the Company. Subject to the provisions set forth in the 2006 Plan, all of the members of the Committee shall be independent members of the Board of Directors. The Committee determines the option exercise prices. Exercise prices may not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and may not be less than the par value of the Company’s common stock for nonqualified stock options.

The 2006 Plan provides for the granting of incentive stock options as defined under Section 409A of the Internal Revenue Code of 1986, as amended. All nonqualified stock options and incentive stock options granted under the 2006 Plan expire ten years after the date of grant and vest ratably over the four-year period following the date of grant.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 8, 2008, 259,380 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $6.32 for these options. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.7%; dividend yield of 0.0%; expected option life of 5.3 years; and volatility of 38.3%. The Company estimated the expected option life of the 2008 grant based on its analysis of past exercise patterns for similar options and did not use the simplified method used for estimating the expected option life of the 2007 grant described below. As of December 31, 2008, the number of shares available for granting of options under the 2006 Plan was 2,451,995.

On February 13, 2007, 334,100 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $9.04 for these options. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.8%; dividend yield of 0.0%; expected option life of 6.3 years; and volatility of 34.7%;. The Company estimated the expected option life using the simplified method allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The Company’s stock options qualify for this method based on the criteria defined in SAB 107. No options were granted during 2006.

A summary of option activity for the year ended December 31, 2008 is presented below:

		Weighted
		Average Option
	Shares Subject	Price per
	to Option	Share

Outstanding options at January 1, 2008	1,054,588	$14.53
Options granted	259,380	$16.35
Options forfeited	(45,600)	$16.70
Options expired	(8,900)	$14.14
Options exercised	(38,350)	$11.77

Outstanding options at December 31, 2008	1,221,118	$14.93

A summary of the status of the Company’s non-vested options as of December 31, 2008 and changes during the year then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value

Non-vested options at January 1, 2008	554,557	$7.23
Options granted	259,380	$6.32
Options vested	(223,242)	$6.11
Options forfeited	(45,600)	$6.76

Non-vested options at December 31, 2008	545,095	$7.29

The total fair value of stock options vested was $1.4 million, $0.9 million and $1.2 million in 2008, 2007 and 2006, respectively.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$9.35 to $11.50	221,775	3.9 years	$9.89	221,775	$9.89
$12.06 to $15.875	451,338	6.1 years	12.77	378,363	12.71
$16.00 and above	548,005	8.6 years	18.75	75,885	20.70

A summary of the options vested or expected to vest and options exercisable as of December 31, 2008 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life

December 31, 2008	1,148,878	$14.71	$5,560,565	6.7 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life

December 31, 2008	676,023	$12.68	$4,520,224	5.6 years

The total intrinsic value of options exercised was $0.2 million, $1.9 million and $2.6 million for 2008, 2007 and 2006, respectively. The tax benefits recognized by the Company for these exercises were less than $0.1 million for 2008 and $0.6 million and $0.9 million for 2007 and 2006, respectively.

As of December 31, 2008, there was $1.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2009 — $0.8 million; 2010 — $0.3 million; 2011 — $0.1 million.

Effective January 1, 1998, the Company established the CNA Surety Corporation Non-Employee Directors Deferred Compensation Plan. Under this plan, which was terminated on December 31, 2004, each director who was not a full-time employee of the Company or any of its affiliates could defer all or a portion of the annual retainer fee that would otherwise be paid to such director. The deferral amount was credited to a deferred compensation account and deemed invested in common stock units. Each director was fully vested in his or her deferred compensation amount. Common stock units are convertible into CNA Surety common stock at the election of the director. Aggregate common stock units outstanding as of December 31, 2008 and 2007 were 12,141 and 12,511, respectively.

12.	Segment Information

The Company is a leading provider of surety and fidelity bonds in the United States. According to the Surety Association of America (“SAA”), the surety and fidelity segment of the domestic property and casualty insurance industry aggregates approximately $6.8 billion in direct written premiums, comprised of approximately $5.5 billion in surety premiums and $1.3 billion in fidelity premiums.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Gross Written Premiums
		% of		% of		% of
	2008	Total	2007	Total	2006	Total

Contract	$300,236	64.3%	$305,624	64.8%	$285,157	63.2%
Commercial:
License and permit	80,291	17.2	78,875	16.7	79,144	17.5
Judicial and fiduciary	23,227	5.0	23,348	5.0	23,949	5.3
Public official	23,466	5.0	23,584	5.0	23,491	5.2
Other	9,015	1.9	9,021	1.9	8,287	1.9

Total commercial	135,999	29.1	134,828	28.6	134,871	29.9
Fidelity and other	30,892	6.6	31,208	6.6	31,328	6.9

	$467,127	100.0%	$471,660	100.0%	$451,356	100.0%

Domestic	$461,998	98.9%	$467,285	99.1%	$448,387	99.3%
International	5,129	1.1	4,375	0.9	2,969	0.7

	$467,127	100.0%	$471,660	100.0%	$451,356	100.0%

	Net Written Premiums
		% of		% of		% of
	2008	Total	2007	Total	2006	Total

Contract	$268,085	62.1%	$266,749	62.3%	$247,987	60.5%
Commercial	132,702	30.7	130,332	30.4	130,314	31.8
Fidelity and other	30,892	7.2	31,208	7.3	31,328	7.7

	$431,679	100.0%	$428,289	100.0%	$409,629	100.0%

Domestic	$426,570	98.8%	$423,914	99.0%	$406,684	99.3%
International	5,109	1.2	4,375	1.0	2,945	0.7

	$431,679	100.0%	$428,289	100.0%	$409,629	100.0%

In 2008, approximately $85.3 million, or 18.3% of gross written premiums were generated from national insurance brokers, with the single largest national broker production comprising $14.3 million, or 3.1%, of gross written premiums. In 2007, approximately $63.4 million, or 13.4% of gross written premiums were generated from national insurance brokers, with the single largest national broker production comprising $14.5 million, or 3.1%, of gross written premiums. Approximately $61.9 million, or 13.7% of gross written premiums were generated from national insurance brokers in 2006, with the single largest national broker production comprising $14.5 million, or 3.2%, of gross written premiums.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table reconciles consolidated stockholders’ equity at December 31, 2008 and 2007 as reported herein in conformity with GAAP with total statutory capital and surplus of CNA Surety’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities (dollars in thousands):

	2008	2007

Consolidated equity per GAAP	$767,295	$667,705
Impact of non-insurance companies and eliminations	18,809	18,063

Insurance company equity per GAAP	786,104	685,768
Intangible assets	(133,361)	(133,361)
Net unrealized loss (gain) on fixed income securities	4,991	(14,092)
Deferred policy acquisition costs	(102,092)	(104,280)
Deferred income taxes, net	30,205	34,134
Accumulated postretirement benefit obligations	(61)	1,017
Non-admitted assets and other	(31,149)	(26,961)

Total statutory capital and surplus per statutory accounting practices	$554,637	$442,225

The NAIC has promulgated Risk Based Capital (“RBC”) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by a company or regulators. As of December 31, 2008 each of CNA Surety’s insurance subsidiaries had a Ratio that was in compliance with the minimum RBC requirements.

CNA Surety’s insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of each insurance subsidiary in excess of a statutorily prescribed minimum is available for payment of dividends to the parent company. However, such distributions as dividends may be subject to prior regulatory approval. Without prior regulatory approval in 2009, Western Surety may pay dividends of $112.4 million to CNA Surety. Combined statutory surplus for the insurance subsidiaries at December 31, 2008 was $554.6 million.

14.	Related Party Transactions

In addition to those described in Note 6. Reinsurance, the Company has the following related party transactions.

Effective July 1, 2004, CNA Surety entered into an Administrative Services Agreement (“ASA”) with CCC. This agreement, that replaced an agreement originally effective January 1, 2001, allows the Company to purchase and/or have access to certain services provided by CNAF. CNA Surety leases its executive offices and 35 shared branch locations with CCC under this agreement. The Company will also pay CNAF a management fee for its proportionate share of administrative and overhead costs incurred in supporting the services provided pursuant to this agreement. The management fee that shall be paid by CNA Surety to CNAF for the year 2009 is $2.1 million. The amounts paid were $2.1 million, $2.1 million and $2.0 million for 2008, 2007 and 2006, respectively. The agreement also allows CCC to purchase services from the Company. In 2008, 2007 and 2006, CCC paid the Company $1.3 million, $1.3 million and $1.1 million, respectively, for services in connection with licensing and appointing CCC’s insurance producers as required by state insurance laws. This agreement shall be effective so long as CNAF or their affiliates or shareholders shall continue to own a majority interest in CNA Surety. This agreement may be terminated by either party upon the provision of 30 days prior notice of such termination to the other party.

The Company was charged $6.9 million, $7.3 million and $7.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, for leased space and services, including the management fee, provided under the ASA. The Company was charged $0.2 million, $0.4 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively for direct costs incurred by CCC on the Company’s behalf. The Company had a $0.3 million net payable balance to CCC related to the ASA as of December 31, 2008 and 2007, respectively.

From time to time, Western Surety provided surety bonds guaranteeing insurance payments of certain companies to CCC and its affiliates under retrospectively rated insurance policies underwritten by CCC and its affiliates. Under the terms of these bonds, referred to as insurance program bonds, if the principal, the insured company, failed to make a required premium payment, CCC and its affiliates would have a claim against the Company under the bond. The Company now has a policy not to issue such bonds to companies insured by CCC and its affiliates. The last such bond was written in 2001 and currently one bond with less than $0.1 million of total penal sum remains as of December 31, 2008.

Western Surety from time to time provides license and permit bonds and appeal bonds to CCC and its affiliates and to clients of CCC and its affiliates. Under procedures established by the Audit Committee of the Board of Directors (“Audit Committee”), the Company may issue appeal bonds for CCC and its affiliates and their clients with penal sums of $10.0 million or less without prior Audit Committee approval as long as those bonds meet the Company’s normal underwriting standards, the rates charged are market rates and that the Company has received the indemnity of CCC. Bonds greater than $10.0 million require the prior approval of the Audit Committee. As of December 31, 2008, the total amount of the outstanding appeal and license and permit bonds written on behalf of CCC and its affiliates was approximately $82.4 million. Of that amount, the majority consisted of 37 appeal bonds with a penal sum of about $78.8 million. Western Surety has entered into indemnity agreements with CCC and its affiliates indemnifying Western Surety for any loss arising from the issuance of bonds for CCC and its affiliates. The premium for all bonds written on behalf of CCC and its affiliates was approximately $0.6 million in 2008, $0.6 million in 2007 and $0.6 million in 2006.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, the Company, through the Quota Share Treaty, assumed three bonds issued by an affiliate for Mexdrill Offshore, S. DE R.L. DE C. V. (“Mexdrill Offshore”), a subsidiary of Diamond Offshore Drilling, Inc. (“Diamond Offshore”). Loews owns 50.4% of Diamond Offshore’s shares. Prior to the Company’s issuance of these bonds with penal sums of $24.9 million, $32.0 million and $16.1 million, respectively, the Company’s Audit Committee approved issuance of the bonds on behalf of Diamond Offshore for up to $150.0 million in total bond exposure provided that the bonds meet the Company’s normal underwriting standards, the rates charged are market rates and the Company receives the indemnity of Diamond Offshore. The premium for these bonds was $0.9 million.

In 2007, the Company, through the Quota Share Treaty, assumed one bond issued by an affiliate for Mexdrill Offshore and one bond issued by an affiliate for Diamond Offshore. The penal sums of these bonds were $0.7 million and $7.3 million, respectively. The premium for these two bonds was less than $0.1 million.

Also, in 2007, the Company, through the Quota Share Treaty, assumed two bonds issued by an affiliate for Gulf South Pipeline Company, LP, a subsidiary of Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”). Loews owns 74% of Boardwalk Pipeline shares. Prior to the Company’s issuance of these bonds with penal sums of $1.2 million and $0.4 million, respectively, the Company’s Audit Committee approved issuance of the bonds on behalf of Boardwalk Pipeline. The premium for these two bonds was less than $0.1 million.

In 2008, with approval of the Audit Committee, Western Surety wrote two bonds for Diamond Offshore and two bonds for Boardwalk Pipeline. The penal sums for these bonds were $3.4 million, $7.3 million, $1.2 million and $0.4 million, respectively. The premium for these bonds was less than $0.1 million.

Also, in 2008, the Company, through the Quota Share Treaty, assumed one bond issued by an affiliate for Mexdrill Offshore. The penal sum of this bond was $4.7 million and the premium for this bond was less than $0.1 million. This bond was also issued with Audit Committee approval.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Revenues	$114,397	$120,202	$121,300	$121,725

Income before income taxes	$32,523	$34,455	$50,353	$41,881
Income tax expense	9,621	10,405	16,020	12,763

Net income	$22,902	$24,050	$34,333	$29,118

Basic earnings per common share	$0.52	$0.54	$0.78	$0.66

Diluted earnings per common share	$0.52	$0.54	$0.78	$0.66

2007
Revenues	$109,283	$115,620	$125,010	$115,784

Income before income taxes	$29,721	$31,018	$40,478	$31,026
Income tax expense	8,972	9,124	12,481	9,170

Net income	$20,749	$21,894	$27,997	$21,856

Basic earnings per common share	$0.47	$0.50	$0.64	$0.50

Diluted earnings per common share	$0.47	$0.50	$0.63	$0.49

2006
Revenues	$101,060	$107,145	$111,649	$111,839

Income before income taxes	$25,599	$27,674	$33,022	$29,339
Income tax expense	7,598	8,185	9,402	7,631

Net income	$18,001	$19,489	$23,620	$21,708

Basic earnings per common share	$0.41	$0.45	$0.54	$0.50

Diluted earnings per common share	$0.41	$0.45	$0.54	$0.49

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2008, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based on their evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely manner.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2008 Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SCHEDULE I

CNA SURETY CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2008 and 2007

	As of December 31, 2008
	Cost or
	Amortized	Fair	Carrying
	Cost	Value	Value
	(Amounts in thousands)

Fixed Income Securities:
U.S. Government and government agencies and authorities	$177,490	$184,598	$184,598
States, municipalities and political subdivisions	697,305	696,163	696,163
All other bonds, including corporate bonds and other asset-backed securities	167,021	153,885	153,885

Total fixed income securities	1,041,816	1,034,646	1,034,646

Equity securities	1,231	1,231	1,231
Short-term investments	80,606		80,606

Total investments	$1,123,653		$1,116,483

	As of December 31, 2007
	Cost or
	Amortized	Fair	Carrying
	Cost	Value	Value
	(Amounts in thousands)

Fixed Income Securities:
U.S. Government and government agencies and authorities	$155,152	$156,527	$156,527
States, municipalities and political subdivisions	625,858	638,125	638,125
All other bonds, including corporate bonds and other asset-backed securities	168,698	168,702	168,702

Total fixed income securities	949,708	963,354	963,354

Equity securities	1,683	1,789	1,789
Short-term investments	49,453		49,453

Total investments	$1,000,844		$1,014,596

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
BALANCE SHEETS

	December 31,
	2008	2007
	(Amounts in thousands)

Assets
Investments in and advances to subsidiaries	$779,743	$680,923
Equity investments (cost: $1,231 and $1,683)	1,231	1,789
Short-term investments, at cost (which approximates fair value)	8,533	7,294
Cash (restricted: $4,190 and $4,765)	4,605	4,767
Other assets	6,386	6,384

Total assets	$800,498	$701,157

Liabilities
Debt	$30,892	$30,791
Other liabilities	2,311	2,661

Total liabilities	33,203	33,452

Stockholders’ Equity
Common stock	455	455
Additional paid-in capital	276,255	274,069
Retained earnings	509,644	399,241
Accumulated other comprehensive income (loss)	(4,286)	8,800
Treasury stock, at cost	(14,773)	(14,860)

Total stockholders’ equity	767,295	667,705

Total liabilities and stockholders’ equity	$800,498	$701,157

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Revenues:
Net investment income	$347	$677	$854
Net realized investment (losses) gains	(376)	146	117

Total revenues	(29)	823	971

Expenses:
Interest expense	2,148	2,918	3,669
Corporate expense	6,968	7,193	7,672

Total expenses	9,116	10,111	11,341

Loss from operations before income taxes and equity in net income of subsidiaries	(9,145)	(9,288)	(10,370)
Income tax benefit	(3,161)	(3,367)	(5,235)

Net loss before equity in net income of subsidiaries	(5,984)	(5,921)	(5,135)
Equity in net income of subsidiaries	116,387	98,417	87,953

Net income	$110,403	$92,496	$82,818

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Operating Activities:
Net income	$110,403	$92,496	$82,818
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net income of subsidiaries	(116,387)	(98,417)	(87,953)
Depreciation and amortization	101	101	101
Net realized investment losses (gains)	376	(146)	(117)
Stock-based compensation	1,693	1,892	1,207
Cash dividends from subsidiaries	3,000	2,000	11,513
Tax payments received from subsidiaries	48,570	43,385	42,449
Federal income tax payments	(45,248)	(41,000)	(37,250)
Changes in:
Deferred income taxes, net	(490)	(483)	(653)
Accrued expenses	(701)	(747)	642
Change in other assets and liabilities	(2,048)	(3,380)	(5,358)

Net cash (used in) provided by operating activities	(731)	(4,299)	7,399

Investing Activities:
Net advances from (to) subsidiaries	1,152	232	(2,032)
Net sales of fixed income securities	—	200	200
Net sales (purchases) of equity securities	76	(29)	(190)
Changes in short-term investments	(1,239)	2,158	7,099

Net cash (used in) provided by investing activities	(11)	2,561	5,077

Financing Activities:
Principal payments on debt	—	—	(20,000)
Employee stock option exercises and other	580	3,608	7,855

Net cash provided by (used in) financing activities	580	3,608	(12,145)

(Decrease) increase in cash	(162)	1,870	331
Cash at beginning of period	4,767	2,897	2,566

Cash at end of period	$4,605	$4,767	$2,897

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
NOTES TO CONDENSED FINANCIAL INFORMATION

1.	Restricted Cash and Short-Term Investments

As of December 31, 2008 and 2007, short-term investments and cash included $11.5 and $9.8 million, respectively, of restricted cash and short-term investments primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.

2.	Debt

In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term and are redeemable at par value beginning in May 2009. The securities were issued by CNA Surety Capital Trust I (the “Issuer Trust”). The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Condensed Balance Sheet. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. Due to the underlying characteristics of this debt, the carrying value of the debenture approximates fair value.

The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $74.3 million, consisting of annual dividend payments of $1.7 million over 26 years and the redemption value of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of December 31, 2008 and 2007, the interest rate on the junior subordinated debenture was 5.52% and 8.24%, respectively.

On June 30, 2008, the Company’s credit facility matured. There was no outstanding balance under this facility (the “2005 Credit Facility”) during 2008. The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of December 31, 2007 and for the six months ended June 30, 2008 when the 2005 Credit Facility matured.

The term of borrowings under the 2005 Credit Facility was fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility at December 31, 2007 or the six months ended June 30, 2008. As such, the Company incurred only the facility fee of 0.325% for 2007 and incurred only the facility fee of 0.300% through the first six months of 2008.

SCHEDULE III

CNA SURETY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION
As of and for the Years Ended
December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Deferred policy acquisition costs	$102,092	$104,280

Unpaid losses and loss adjustment expense reserves	$428,724	$472,842

Unearned premiums	$258,824	$258,930

Net premium revenue	$431,696	$421,506	$393,642

Net investment income	$47,302	$44,636	$39,324

Benefits, claims, losses and settlement expenses	$80,844	$103,124	$95,830

Amortization of deferred policy acquisition costs	$173,305	$170,346	$164,510

Other operating expenses	$62,115	$57,066	$52,050

Net premiums written	$431,679	$428,289	$409,629

SCHEDULE IV

CNA SURETY CORPORATION AND SUBSIDIARIES

REINSURANCE
For the Years Ended December 31, 2008, 2007 and 2006

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies(1)	Amount	to Net
	(Amounts in thousands)

Year Ended December 31, 2008
Premiums written:
Property and casualty insurance	$358,625	$35,448	$108,502	$431,679	25.1%

Total premiums written	$358,625	$35,448	$108,502	$431,679	25.1%

Premiums earned:
Property and casualty insurance	$357,771	$35,538	$109,463	$431,696	25.4%

Total premiums earned	$357,771	$35,538	$109,463	$431,696	25.4%

Year Ended December 31, 2007
Premiums written:
Property and casualty insurance	$360,877	$43,371	$110,783	$428,289	25.9%

Total premiums written	$360,877	$43,371	$110,783	$428,289	25.9%

Premiums earned:
Property and casualty insurance	$353,594	$45,026	$112,938	$421,506	26.8%

Total premiums earned	$353,594	$45,026	$112,938	$421,506	26.8%

Year Ended December 31, 2006
Premiums written:
Property and casualty insurance	$334,020	$41,727	$117,336	$409,629	28.6%

Total premiums written	$334,020	$41,727	$117,336	$409,629	28.6%

Premiums earned:
Property and casualty insurance	$324,831	$44,958	$113,769	$393,642	28.9%

Total premiums earned	$324,831	$44,958	$113,769	$393,642	28.9%

(1)	Primarily from affiliates.

SCHEDULE V

CNA SURETY CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
As of and for the Years Ended December 31, 2008, 2007 and 2006

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
	(Amounts in thousands)

Year Ended December 31, 2008
Allowance for doubtful accounts on premiums receivable	$1,145	$443	$—	$281	$1,307

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

Year Ended December 31, 2007
Allowance for doubtful accounts on premiums receivable	$1,369	$393	$—	$617	$1,145

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

Year Ended December 31, 2006
Allowance for doubtful accounts on premiums receivable	$1,490	$594	$—	$715	$1,369

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

(1)	Write-offs charged against allowance.

SCHEDULE VI

CNA SURETY CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
INSURANCE OPERATIONS
As of and for the Years Ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Deferred policy acquisition costs	$102,092	$104,280

Reserves for unpaid claims and claim adjustment expenses	$428,724	$472,842

Discount (if any) deducted	$—	$—

Unearned premiums	$258,824	$258,930

Net premium revenue	$431,696	$421,506	$393,642

Net investment income	$47,302	$44,636	$39,324

Net claims and claim expenses incurred related to:
Current year	$126,345	$108,178	$101,140

Prior years	$(45,501)	$(5,054)	$(5,310)

Amortization of deferred policy acquisition costs	$173,305	$170,346	$164,510

Net paid claims and claim adjustment expenses	$58,157	$70,144	$83,478

Net premiums written	$431,679	$428,289	$409,629

(a)(3) Exhibits

Exhibit
Number		Description

9		Not applicable.
10	(1)	Form of The CNA Surety Corporation Replacement Stock Option Plan (filed on August 15, 1997 as Exhibit 10(12) to CNA Surety Corporation’s Registration Statement on Form S-4 (Registration No. 333-33753), and incorporated herein by reference.)
10	(2)	Form of CNA Surety Corporation 1997 Long-Term Equity Compensation Plan (filed on August 15, 1997 as Exhibit 10(13) to CNA Surety Corporation’s Registration Statement on Form S-4 (Registration No. 333-33753), and incorporated herein by reference.)
10	(3)	Form of Aggregate Stop Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.’s Form 8-K, and incorporated herein by reference.)
10	(13)	Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on March 15, 2004 as Exhibit 10(13) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference.)
10	(15)	Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on November 14, 2002 as Exhibit 10(3) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(16)	Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on March 26, 2003 as Exhibit 10(9) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference.)
10	(17)	Second Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on November 13, 2003 as Exhibit 10(2) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(18)	Third Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on November 13, 2003 as Exhibit 10(2) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(19)	Form of Services and Indemnity Agreement by and between Western Surety Company and Continental Casualty Company (filed on November 14, 2002 as Exhibit 10(5) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference.)
10	(23)	Form of CNA Surety Corporation 2000 Employee Stock Purchase Plan (filed on January 26, 2001 (incorporated by reference) to CNA Surety Corporation’s Registration Statement on Form S-8 (Registration No. 333-54440), and incorporated herein by reference.)
10	(27)	Form of CNA Surety Corporation 2005 Deferred Compensation Plan (filed on May 2, 2005 as Exhibit 10(27) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(28)	Form of CNA Surety Corporation 2005 Deferred Compensation Plan Trust (filed on May 2, 2005 as Exhibit 10(28) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(29)	Form of Third Amendment to CNA Surety Corporation 2005 Deferred Compensation Plan (filed on May 2, 2005 as Exhibit 10(29) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(30)	Form of Employment Agreement dated as of January 1, 2006 by and between CNA Surety Corporation and John F. Welch (filed on December 14, 2005 as Exhibit 10(30) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference.)
10	(32)	Amendment to Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on August 2, 2005 as Exhibit 10(31) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(33)	Amendment to Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on August 2, 2005 as Exhibit 10(32) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).

Exhibit
Number		Description

10	(34)	Form of CNA Surety Corporation 2006 Long-Term Equity Compensation Plan (filed on February 16, 2006 as Exhibit 10(34) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(35)	Refinancing of Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on July 28, 2005 as CNA Surety Corporation’s Form 8-K, and incorporated herein by reference.)
10	(36)	CNA Surety Corporation 2006 Long-Term Equity Compensation Plan (filed on December 21, 2006 as Exhibit 10(36) to CNA Surety Corporation’s Registration Statement on Form S-8 (Registration No. 333-139551), and incorporated herein by reference.)
10	(37)	Post-Effective Amendment to CNA Surety Corporation 1997 Long-Term Equity Compensation Plan (filed on December 21, 2006 as Exhibit 10(37) to CNA Surety Corporation’s Registration Statement on Form S-8 POS (Registration No. 333-37207), and incorporated herein by reference.)
10	(38)	Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on February 19, 2008 as Exhibit 10(38) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference.)
10	(39)	Form of Employment Agreement dated as of January 1, 2009 by and between CNA Surety Corporation and John F. Welch (filed on October 28, 2008 as Exhibit 10(39) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference.)
11		Not Applicable.
12		Not Applicable.
13		Not Applicable.
16		Not Applicable.
18		Not Applicable.
21		Subsidiaries of the Registrant.
22		Not Applicable.
23		Consent of Deloitte & Touche LLP dated February 17, 2009.
24		Not Applicable.
31	(1)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
31	(2)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.
32	(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated February 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Title	Signature

February 17, 2009	Chairman of the Board and Director	/s/ David B. Edelson David B. Edelson

February 17, 2009	Director	/s/ Philip H. Britt Philip H. Britt

February 17, 2009	Director	/s/ Anthony S. Cleberg Anthony S. Cleberg

February 17, 2009	Director	/s/ D. Craig Mense D. Craig Mense

February 17, 2009	Director	/s/ Robert A. Tinstman Robert A. Tinstman

February 17, 2009	Director	/s/ John F. Welch John F. Welch

February 17, 2009	Director	/s/ Peter W. Wilson Peter W. Wilson