Form 10-Q
period 2009-03-31
CNA SURETY CORP
filed 2009-05-01
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
44,247,387 shares of Common Stock, $.01 par value as of April 22, 2009.

CNA SURETY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited):
CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
	(Amounts in thousands,
	except per share data)
Assets
Invested assets:
Fixed income securities, at fair value (amortized cost: $1,087,596 and $1,041,816)	$1,093,153	$1,034,646
Equity securities, at fair value (cost: $1,302 and $1,231)	1,302	1,231
Short-term investments, at cost (approximates fair value)	55,951	80,606

Total invested assets	1,150,406	1,116,483
Cash	11,798	9,596
Deferred policy acquisition costs	104,056	102,092
Insurance receivables:
Premiums, including $11,881 and $14,303 from affiliates, (net of allowance for doubtful accounts: $1,097 and $1,307)	43,558	36,948
Reinsurance, including $50,000 and $46,122 from affiliates	93,163	91,452
Deposit with affiliated ceding company	27,311	29,693
Intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Property and equipment, at cost (less accumulated depreciation and amortization: $34,849 and $33,506)	24,475	24,378
Prepaid reinsurance premiums (including $70 and $105 from affiliates)	460	420
Accrued investment income	12,925	13,464
Other assets (including $247 and $0 from affiliates)	2,529	2,208

Total assets	$1,609,466	$1,565,519

Liabilities
Reserves:
Unpaid losses and loss adjustment expenses	$453,724	$428,724
Unearned premiums	261,732	258,824

Total reserves	715,456	687,548
Long-term debt	30,917	30,892
Deferred income taxes, net	14,173	9,647
Reinsurance and other payables to affiliates	71	1,680
Accrued expenses	11,617	20,056
Liability for postretirement benefits	9,472	9,283
Payable for securities purchased	––	8,398
Federal income tax payable	7,267	1,581
Other liabilities	22,584	29,139

Total liabilities	811,557	798,224
Commitments and contingencies (See Notes 3, 5, & 8)

Stockholders’ Equity
Common stock, par value $.01 per share, 100,000 shares authorized; 45,612 shares issued and 44,240 shares outstanding at March 31, 2009 and 45,544 shares issued and 44,168 shares outstanding at December 31, 2008	456	455
Additional paid-in capital	277,719	276,255
Retained earnings	530,508	509,644
Accumulated other comprehensive income (loss)	3,958	(4,286)
Treasury stock, 1,372 and 1,376 shares, at cost	(14,732)	(14,773)

Total stockholders’ equity	797,909	767,295

Total liabilities and stockholders’ equity	$1,609,466	$1,565,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(Amounts in thousands,
	except per share data)
Revenues:
Net earned premium	$101,151	$102,641
Net investment income	12,246	11,765
Net realized investment losses	(66)	(9)

Total revenues	113,331	114,397

Expenses:
Net losses and loss adjustment expenses	29,588	25,968
Net commissions, brokerage and other underwriting expenses	54,278	55,287
Interest expense	418	619

Total expenses	84,284	81,874

Income before income taxes	29,047	32,523
Income tax expense	8,183	9,621

Net income	$20,864	$22,902

Earnings per common share	$0.47	$0.52

Earnings per common share, assuming dilution	$0.47	$0.52

Weighted average shares outstanding	44,206	44,130

Weighted average shares outstanding, assuming dilution	44,376	44,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	At Cost	Equity
	(Amounts in thousands)
Balance, January 1, 2008	44,121	$455	$274,069		$399,241	$8,800	$(14,860)	$667,705

Comprehensive income:
Net income	—	$—	$—	$22,902	$22,902	$—	$—	$22,902
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $1,506 (net of reclassification adjustment of $1, after income tax expense of $0)	—	—	—	(2,797)	—	(2,797)	—	(2,797)
Net change related to postretirement benefits, after income tax expense of $206	—	—	—	(227)	—	(227)	—	(227)

Total comprehensive income	—	—	—	$19,878	—	—	—	—

Stock-based compensation	—	—	500		—	—	—	500
Stock options exercised and other	16	––	153		—	—	41	194

Balance, March 31, 2008	44,137	$455	$274,722		$422,143	$5,776	$(14,819)	$688,277

Balance, December 31, 2008	44,168	$455	$276,255		$509,644	$(4,286)	$(14,773)	$767,295

Comprehensive income:
Net income	—	$—	$—	$20,864	$20,864	$—	$—	$20,864
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $4,455 (net of reclassification adjustment of $0, after income tax benefit of $0)	—	—	—	8,272	—	8,272	—	8,272
Net change related to postretirement benefits, after income tax benefit of $12	—	—	—	(28)	—	(28)	—	(28)

Total comprehensive income	—	—	—	$29,108	—	—	—	—

Stock-based compensation	—	—	578		—	—	—	578
Stock options exercised and other	72	1	886		—	—	41	928

Balance, March 31, 2009	44,240	$456	$277,719		$530,508	$3,958	$(14,732)	$797,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$20,864	$22,902
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(48)	(91)
Depreciation and amortization	1,524	1,315
Amortization of bond premium, net	1,126	617
(Gain) loss on disposal of property and equipment	(3)	37
Net realized investment losses	66	9
Stock-based compensation	578	500
Changes in:
Insurance receivables	(8,273)	(18,425)
Reserve for unearned premiums	2,908	5,697
Reserve for unpaid losses and loss adjustment expenses	25,000	9,346
Deposit with affiliated ceding company	2,382	(275)
Deferred policy acquisition costs	(1,964)	(1,554)
Deferred income taxes, net	38	283
Reinsurance and other payables to affiliates	(1,609)	(460)
Prepaid reinsurance premiums	(40)	106
Accrued expenses	(8,439)	(6,495)
Other assets and liabilities	(458)	5,681

Net cash provided by operating activities	33,652	19,193

Cash Flows from Investing Activities:
Fixed income securities:
Purchases	(68,727)	(52,316)
Maturities	21,787	5,476
Sales	—	19,000
Purchases of equity securities	(473)	(300)
Proceeds from the sale of equity securities	336	114
Changes in short-term investments	24,689	28,960
Purchases of property and equipment, net	(1,592)	(2,161)
Changes in payables for securities purchased	(8,398)	(15,141)
Other, net	—	100

Net cash (used in) investing activities	(32,378)	(16,268)

Cash Flows from Financing Activities:
Employee stock option exercises and other	928	195

Net cash provided by financing activities	928	195

Increase in cash	2,202	3,120
Cash at beginning of period	9,596	10,230

Cash at end of period	$11,798	$13,350

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$437	$670
Income taxes	$2,312	$38
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)
1. Significant Accounting Policies
Formation of CNA Surety Corporation and Merger
     In December 1996, CNA Financial Corporation (“CNAF”) and Capsure Holdings Corp. (“Capsure”) agreed to merge (the “Merger”) the surety business of CNAF with Capsure’s insurance subsidiaries, Western Surety Company (“Western Surety”), Surety Bonding Company of America (“Surety Bonding”) and Universal Surety of America (“Universal Surety”), into CNA Surety Corporation (“CNA Surety” or the “Company”). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, “CCC”) and The Continental Insurance Company and its property and casualty affiliates (collectively, “CIC”).  Through its insurance subsidiaries, CNAF owns approximately 62% of the outstanding common stock of CNA Surety. Loews Corporation (“Loews”) owns approximately 90% of the outstanding common stock of CNAF.
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
Basis of Presentation
     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2008 Form 10-K. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year.
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

     The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended
	March 31,
	2009	2008
Net income	$20,864	$22,902

Shares:
Weighted average shares outstanding	44,168	44,121
Weighted average shares of options exercised and additional stock issuance	38	9

Total weighted average shares outstanding	44,206	44,130
Effect of dilutive options	170	143

Total weighted average shares outstanding, assuming dilution	44,376	44,273

Earnings per share	$0.47	$0.52

Earnings per share, assuming dilution	$0.47	$0.52

     No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.8 million and 0.6 million were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, because the exercise price of these options was greater than the average market price of CNA Surety’s common stock.
Adopted Accounting Pronouncements
     On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and clarifies that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 was effective for the Company on January 1, 2009. The adoption of SFAS 160 had no impact on the Company’s financial condition or results of operations.
     In February 2008, the FASB issued Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted FSP SFAS 157-2 on January 1, 2009. The adoption of FSP SFAS 157-2 had no impact on the Company’s financial condition or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnotes of important information about derivative instruments. In September 2008, the FASB issued FSP No. SFAS 133 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment to FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS 133 and FIN 45-4”). FSP SFAS 133 and FIN 45-4 amends SFAS 133 to require disclosures by sellers of credit derivatives, amends FIN 45 to require additional disclosure about the current status of the risk of a guarantee and clarified the effective date of SFAS 161. SFAS 161 and FSP SFAS 133 and FIN 45-4 were effective for the Company on January 1, 2009. The adoption of SFAS 161 and FSP SFAS 133 and FIN 45-4 had no impact on the Company’s required disclosures.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The Company adopted SFAS 162 on January 1, 2009. The adoption of SFAS 162 had no impact on the Company’s financial condition or results of operations.
     In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 123(R)-1”), which requires additional disclosures regarding plan assets and to provide information regarding the following: how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and procedures; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and significant concentrations of risk within plan assets. The disclosures required by this FSP are required for fiscal years ending after December 15, 2009 and was effective for the Company on January 1, 2009. The adoption of FSP 132(R)-1 has no impact on the Company’s disclosures as the Company’s postretirement benefit plans have no plan assets.
Pending Accounting Pronouncements
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact this FSP will have on the Company’s financial condition and results of operations.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments" (“FSP FAS 115-2 and FAS 124-2”), which amends the criteria for the recognition of other-than-temporary impairments (“OTTI”) for debt securities and requires that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all OTTI are recorded in earnings in the period of recognition. This FSP also expands and increases the frequency of existing disclosures. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, and requires a cumulative effect adjustment of initially applying the FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Company is currently assessing the impact this FSP will have on the Company’s financial condition and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments at interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and fiscal periods beginning after June 15, 2009. The Company is currently assessing the impact this FSP will have on the Company’s disclosures.

2. Investments
     The estimated fair value and amortized cost or cost of fixed income and equity securities held at March 31, 2009 and December 31, 2008, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
March 31, 2009	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$33,116	$2,637	$—	$—	$35,753
U.S. Agencies	36,432	897	—	––	37,329
Collateralized mortgage obligations	34,465	1,353	—	––	35,818
Mortgage pass-through securities	67,679	2,427	—	––	70,106
Obligations of states and political subdivisions	713,526	27,438	(1,540)	(13,336)	726,088
Corporate bonds	131,927	1,967	(3,666)	(3,115)	127,113
Non-agency collateralized mortgage obligations	35,031	—	(1,304)	(4,682)	29,045
Other asset-backed securities:
Second mortgages/home equity loans	7,487	—	—	(2,906)	4,581
Consumer credit receivables	17,189	127	—	(1,299)	16,017
Other	10,744	559	––	––	11,303

Total fixed income securities	1,087,596	37,405	(6,510)	(25,338)	1,093,153
Equity securities	1,302	—	—	—	1,302

Total	$1,088,898	$37,405	$(6,510)	$(25,338)	$1,094,455

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2008	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$33,140	$3,519	$—	$—	$36,659
U.S. Agencies	36,476	1,116	—	––	37,592
Collateralized mortgage obligations	35,671	984	—	––	36,655
Mortgage pass-through securities	72,203	1,489	—	––	73,692
Obligations of states and political subdivisions	697,305	19,730	(6,929)	(13,943)	696,163
Corporate bonds	96,048	1,711	(2,430)	(1,853)	93,476
Non-agency collateralized mortgage obligations	35,025	—	(2,040)	(3,607)	29,378
Other asset-backed securities:
Second mortgages/home equity loans	7,956	—	(779)	(2,180)	4,997
Consumer credit receivables	17,239	—	(1,708)	––	15,531
Other	10,753	23	(273)	––	10,503

Total fixed income securities	1,041,816	28,572	(14,159)	(21,583)	1,034,646
Equity securities	1,231	—	—	—	1,231

Total	$1,043,047	$28,572	$(14,159)	$(21,583)	$1,035,877

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
     During the first quarter of 2009, the Company recorded other than temporary impairment losses of less than $0.1 million on the equity securities that are related to the Company’s nonqualified deferred compensation plan. No other than temporary impairments were recorded for the three months ended March 31, 2008.
     At March 31, 2009, the Company holds 196 securities in an unrealized gain position with a total estimated fair value of $770.1 million and an aggregate gross unrealized gain of $37.4 million.

     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating (a). The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated
March 31, 2009	AAA/Aaa	AA/Aa	A/Aa	BBB/Baa	Total	Count	Fair Value
Fixed income securities:
Obligations of states and political subdivisions	$2,104	$4,552	$3,070	$5,150	$14,876	44	$222,463
Corporate bonds	312	510	3,811	2,129	6,762	20	60,255
Non-agency collateralized mortgage obligations	5,986	––	––	––	5,986	7	29,045
Other asset-backed securities:
Second mortgages/home equity loans	866	––	––	2,040	2,906	2	4,581
Consumer credit receivables	––	––	––	1,299	1,299	1	3,700

Total investment grade	9,268	5,062	6,881	10,618	31,829	74	320,044
Non-investment grade	––	––	––	––	19	1	3,023

Total	$9,268	$5,062	$6,881	$10,618	$31,848	75	$323,067

(a)	Credit rating is determined by the higher of the two ratings, Standard & Poor’s (“S&P”) or Moody’s Investor Services (“Moody’s”), when a security has a split rating.
     Of the 75 securities in an unrealized loss position, 12 were in a loss position that exceeded 20% of the security’s amortized cost. Seven other securities were in an unrealized loss position that exceeded 10% of each security’s amortized cost and 16 additional securities were in an unrealized loss position that exceeded 5% of each security’s amortized cost. The largest unrealized loss percentage was 50.7% ($2.0 million) of that security’s amortized cost. This security was an asset-backed security collateralized by sub-prime home loans. The security with the largest unrealized loss in dollars was issued by a governmental utility authority and was in an unrealized loss position of $3.6 million (33.3% of its amortized cost). The one non-investment grade security in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker.
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
3. Reinsurance
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
	Written	Earned	Written	Earned
Direct	$89,128	$83,341	$91,060	$84,346
Assumed	21,997	24,876	25,565	26,583
Ceded	(7,106)	(7,066)	(8,181)	(8,288)

Net premiums	$104,019	$101,151	$108,444	$102,641

     Assumed premiums primarily includes all surety business written or renewed, net of reinsurance, by CCC and CIC after September 30, 1997 that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company’s ability to write certain business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of the business assumed from these affiliates.

     Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). Through its insurance subsidiaries, CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement that covers certain contract business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal in excess of $2 million subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were less than $0.1 million for both the three months ended March 31, 2009 and 2008.
     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$31,308	28.9%	$39,105	35.3%
Ceded amounts	(1,720)	24.3%	(13,137)	158.5%

Net losses and loss adjustment expenses	$29,588	29.3%	$25,968	25.3%

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
2009 Third Party Reinsurance
Effective January 1, 2009, CNA Surety entered into a new excess of loss treaty (“2009 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2008 Excess of Loss Treaty discussed below. Under the 2009 Excess of Loss Treaty, the Company’s net retention per principal is $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2009 on bonds that were in force during 2009. The contract also includes a provision for additional premiums of up to $13.8 million based on losses ceded under the contract. The base annual premium for the 2009 Excess of Loss Treaty is $28.0 million. Only the large national contractor discussed below remains excluded from the 2009 Excess of Loss Treaty.
2008 Third Party Reinsurance
Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the excess of loss treaty effective in 2007. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $26.1 million based on losses ceded under the contract. The actual cost for the 2008 Excess of Loss Treaty was $30.4 million. Only the large national contractor discussed below was excluded from the 2008 Excess of Loss Treaty. There were no additional premiums or loss recoveries under the 2008 Excess of Loss Treaty as no losses were discovered to this treaty in 2008.
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
     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2009 and expires on December 31, 2009 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2008, this resulted in an override commission on their actual direct acquisition costs of 5.9% to CCC and CIC.

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through March 31, 2009.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of both March 31, 2009 and December 31, 2008, losses incurred under the Stop Loss Contract were $48.9 million. At March 31, 2009 these losses incurred are net of $2.1 million related to expected indemnity recoveries. As a result of favorable development during the fourth quarter of 2008, the Company paid CCC $0.7 million in 2009 under the Stop Loss Contract.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. The Company and CCC agreed by addendum to extend this contract for twelve months beginning on January 1, 2006, 2007 and 2008 for an additional premium of $0.8 million, $0.5 million and $0.2 million, respectively. These additional premiums were based on the level of actual premiums written on bonds for the large national contractor. In December 2008, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2009, is for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of both March 31, 2009 and December 31, 2008, the Company had ceded losses of $50.0 million under the terms of this contract. Unpaid ceded losses under this contract at December 31, 2008 were $46.8 million. As a result of indemnification recoveries during the quarter, $3.2 million was returned to CCC resulting in unpaid ceded losses under this contract of $50.0 million at March 31, 2009.
     As of March 31, 2009 and December 31, 2008, CNA Surety had an insurance receivable balance from CCC and CIC of $61.9 million, including $50.0 million of reinsurance recoverables and $11.9 million of premiums receivable, and $60.4 million, including $46.1 million of reinsurance recoverables and $14.3 million of premiums receivable, respectively. CNA Surety had reinsurance payables to CCC and CIC of less than $0.1 million and $1.2 million as of March 31, 2009 and December 31, 2008, respectively.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $27.3 million and $29.7 million at March 31, 2009 and December 31, 2008, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.

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
Short-Term Investments
     The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities generally include money market funds and U.S. Treasury bills. Level 2 includes commercial paper, for which all significant inputs are observable.
     Assets measured at fair value on a recurring basis are summarized below (amounts in thousands):

	March 31, 2009
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
Assets:
Fixed income securities at fair value	$35,753	$1,057,400	––	$1,093,153
Equity securities at fair value	1,302	––	––	1,302
Short term investments at fair value (a)	13,953	41,998	––	55,951

Total assets	$51,008	$1,099,398	––	$1,150,406

(a)	Includes commercial paper and money market instruments.
The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2009 or December 31, 2008, respectively.

5. Reserves for Losses and Loss Adjustment Expenses
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Reserves at beginning of period:
Gross	$428,724	$472,842
Ceded reinsurance	83,691	150,496

Net reserves at beginning of period	345,033	322,346

Net incurred loss and loss adjustment expenses:
Provision for insured events of current year	29,637	25,966
(Decrease) increase in provision for insured events of prior years	(49)	2

Total net incurred	29,588	25,968

Net payments attributable to:
Current year events	781	815
Prior year events	11,775	22,858

Total net payments	12,556	23,673

Net reserves at end of period	362,065	324,641
Ceded reinsurance at end of period	91,659	157,547

Gross reserves at end of period	$453,724	$482,188

     The increase in the provision for insured events of the current year reflects a higher loss ratio selection in light of economic conditions.
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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $65.9 million, consisting of annual dividend payments of approximately $1.4 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of March 31, 2009 and 2008, the interest rate on the junior subordinated debenture was 4.61% and 6.44%, respectively.
     On June 30, 2008, the Company’s credit facility matured. There was no outstanding balance under this facility (the “2005 Credit Facility”) during 2008. The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the three months ended March 31, 2008.
     The term of borrowings under the 2005 Credit Facility was fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the three months ended March 31, 2008. As such, the Company incurred only the facility fee of 0.300% through the first three months of 2008.

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
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net periodic benefit cost:
Service cost	$53	$59
Interest cost	134	145
Amortization of prior service cost	(40)	(27)
Net amortization of actuarial loss	––	6

Net periodic benefit cost	$147	$183

     The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2009. As of March 31, 2009, less than $0.1 million of contributions have been made to the postretirement benefit plans.
8. Commitments and Contingencies
     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.
9. Income Taxes
     The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years 2005 through 2008 are subject to examination by the Internal Revenue Service. The Internal Revenue Service is currently examining the Company’s tax return for the year 2006. Management believes the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations.
     The Company has not recognized any liabilities for uncertain income taxes as of March 31, 2009 or December 31, 2008, respectively. Also, the Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
10. Stockholders Equity
     The compensation expense recorded for the Company’s stock-based compensation plans was $0.6 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.2 million for the three months ended March 31, 2009 and 2008, respectively. The amount of cash received from the exercise of stock options was $0.9 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.
Equity Compensation Plans
     The Company reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, nonqualified stock options, restricted stock, bonus shares or stock appreciation rights (“SARs”) to be granted under the CNA Surety 2006 Long-Term Equity Compensation Plan (the “2006 Plan”), approved by shareholders on April 25, 2006. The aggregate number of shares initially available under the 2006 Plan was 3,000,000. Option exercises under the 2006 Plan are settled in newly issued common shares.

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
     On February 6, 2009, 217,960 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $8.95 for these options. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 1.95%; dividend yield of 0.0%; expected option life of 5.3 years; and volatility of 51.8%. The Company estimated the expected option life of the 2009 grant based on its analysis of past exercise patterns for similar options. As of March 31, 2009, the number of shares available for granting of options under the 2006 Plan was 2,234,795.
     On February 8, 2008, 259,380 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $6.32 for these options. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.7%; dividend yield of 0.0%; expected option life of 5.3 years; and volatility of 38.3%. The Company estimated the expected option life of the 2008 grant based on its analysis of past exercise patterns for similar options. As of March 31, 2008, the number of shares available for granting of options under the 2006 Plan was 2,423,885.
     A summary of option activity for the three months ended March 31, 2009 and 2008 is presented below:

		Weighted
		Average
	Shares	Exercise
	Subject	Price Per
	To Option	Share
Outstanding options at January 1, 2008	1,054,588	$14.53
Options granted	259,380	$16.35
Options forfeited	(8,390)	$16.56
Options expired	(3,000)	$9.35
Options exercised	(11,625)	$11.18

Outstanding options at March 31, 2008	1,290,953	$14.93

Outstanding options at January 1, 2009	1,221,118	$14.93
Options granted	217,960	$18.85
Options forfeited	(570)	$16.35
Options expired	(1,090)	$13.09
Options exercised	(68,305)	$11.50

Outstanding options at March 31, 2009	1,369,113	$15.72

     A summary of the status of the Company’s non-vested options as of March 31, 2009 and 2008 and changes during the three months then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value
Non-vested options at January 1, 2008	554,557	$7.23
Options granted	259,380	$6.32
Options vested	(78,820)	$9.04
Options forfeited	(8,390)	$6.72

Non-vested options at March 31, 2008	726,727	$6.80

Non-vested options at January 1, 2009	545,095	$7.29
Options granted	217,960	$8.95
Options vested	(136,849)	$7.82
Options forfeited	(570)	$6.32

Non-vested options at March 31, 2009	625,636	$7.76

     A summary of the options vested or expected to vest and options exercisable as of March 31, 2009 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
March 31, 2009	1,285,541	$15.54	$4,442,373	7.1 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
March 31, 2009	743,477	$13.91	$3,712,980	6.1 years
     The total intrinsic value of options exercised was $0.4 million for the three months ended March 31, 2009. For the three months ended March 31, 2008, the total intrinsic value of options exercised was less than $0.1 million. The tax benefits recognized by the Company for these exercises were $0.1 million for the three months ended March 31, 2009. For the three months ended March 31, 2008, the tax benefits recognized for these exercises was negligible.
     As of March 31, 2009, there was $2.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2009 — $1.2 million; 2010 — $0.8 million; 2011 — $0.4 million; and 2012 — $0.1 million.

CNA SURETY CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following is a discussion and analysis of CNA Surety Corporation and its subsidiaries’ (collectively, “CNA Surety” or the “Company”) operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

     The following table shows the estimated liability as of March 31, 2009 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves
Contract	$101,832	$232,280	$334,112
Commercial	54,015	50,375	104,390
Fidelity and other	4,140	11,082	15,222

Total	$159,987	$293,737	$453,724

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
     The actuarial analysis is the primary tool that management utilizes in determining its best estimate of loss reserves. However, the carried reserve may differ from the actuarial point estimate as a result of management’s consideration of the impact of factors such as the following, especially as they relate to the current accident year:
–	Current claim activity, including the frequency and severity of current claims;

–	Changes in underwriting standards and business mix such as the Company’s efforts to reduce exposures to large commercial bonds;

–	Changes in the claims handling process;

–	Potential changes in the Company’s reinsurance program; and

–	Current economic conditions, especially corporate default rates and the condition of the construction economy.

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
Investments
     Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders’ equity as a separate component of accumulated other comprehensive income. Cash flows from purchases, sales and maturities of fixed income and equity securities are reported gross in the investing activities section of the Condensed Consolidated Statements of Cash Flows.
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
     Short-term investments that generally include U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents, are carried at amortized cost, which approximates fair value.
     Invested assets are exposed to various risks, such as interest rate risk, market risk and credit risk. Due to the level of risk associated with invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may materially affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income.
Intangible Assets
     CNA Surety’s Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 includes intangible assets of approximately $138.8 million. This amount primarily represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp. (“Capsure”).

     A significant amount of judgment is required in performing intangible assets impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety’s reporting units. Under the relevant standard, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. The Company uses a valuation technique based on discounted cash flows. Significant inputs to the Company’s discounted cash flow model include estimated capital requirements to support the business, expected cash flows from underwriting activity, required capital investment to support growth and the selected discount rates. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of intangible assets. The excess of the recorded amount of intangible assets over the implied value of intangible assets is recorded as an impairment loss.
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
Comparison of CNA Surety Actual Results for the Three Months Ended March 31, 2009 and 2008
Analysis of Net Income
     Net income for the three months ended March 31, 2009 was $20.9 million, or $0.47 per diluted share, compared to $22.9 million, or $0.52 per diluted share, for the same period in 2008. The decrease in net income reflects lower net earned premium and the impact of a higher loss ratio, partially offset by a lower expense ratio.
     The components of net income are discussed in the following sections.
Results of Insurance Operations
     Underwriting components for the Company for the three months ended March 31, 2009 and 2008 are summarized in the following table (dollars in thousands):

	Three Months
	Ended
	March 31,
	2009	2008
Gross written premiums	$111,125	$116,625

Net written premiums	$104,019	$108,444

Net earned premiums	$101,151	$102,641

Net losses and loss adjustment expenses	$29,588	$25,968

Net commissions, brokerage and other underwriting expenses	$54,278	$55,287

Loss ratio	29.3%	25.3%
Expense ratio	53.7	53.9

Combined ratio	83.0%	79.2%

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
     Through one of its insurance subsidiaries, Western Surety Company (“Western Surety”), the Company assumes significant amounts of premiums primarily from affiliates. This includes all surety business written or renewed, net of reinsurance, by Continental Casualty Company (“CCC”) and The Continental Insurance Company (“CIC”), and their affiliates, after September 30, 1997 that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company’s ability to write certain business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of this assumed business.

     Gross written premium, which is the aggregate of direct written premiums and assumed written premiums, for the three months ended March 31, 2009 and 2008 is shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months
	Ended
	March 31,
	2009	2008
Contract	$67,355	$71,952
Commercial	34,978	35,595
Fidelity and other	8,792	9,078

Total	$111,125	$116,625

     For the quarter ended March 31, 2009, gross written premiums decreased 4.7% to $111.1 million compared to $116.6 million for the quarter ended March 31, 2008. Contract surety gross written premiums decreased 6.4% to $67.4 million in the first quarter primarily due to lower demand resulting from fewer new construction projects. Commercial surety gross written premiums decreased 1.7% to $35.0 million in the quarter, reflecting adverse economic conditions. Fidelity and other premiums, which are related to the Company’s small commercial surety business, also decreased compared to the quarter ended March 31, 2008 due to the adverse economic conditions. The Company expects that these economic and market conditions will constrain growth in gross written premium in 2009. However, economic stimulus efforts could provide increased demand for contract bonds.
     The Company’s insurance subsidiaries purchase reinsurance from other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. The cost of this reinsurance is recorded as ceded written premium. Ceded written premium decreased $1.1 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 due to the lower cost of the Company’s core reinsurance program as a result of the Company’s decision to increase the per principal retention from $10.0 million to $15.0 million.
     Net written premiums, which is gross written premiums less ceded written premiums, for the three months ended March 31, 2009 and 2008 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months
	Ended
	March 31,
	2009	2008
Contract	$61,025	$64,592
Commercial	34,202	34,774
Fidelity and other	8,792	9,078

Total	$104,019	$108,444

     Net written premiums decreased 4.1% to $104.0 million from the first quarter of 2008, mirroring the decrease in gross written premium discussed above, slightly offset by lower reinsurance costs.
     Net written premiums are recognized as revenue over the policy term as net earned premiums. Net earned premiums for the three months ended March 31, 2009 and 2008 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months
	Ended
	March 31,
	2009	2008
Contract	$61,292	$62,790
Commercial	32,217	32,077
Fidelity and other	7,642	7,774

Total	$101,151	$102,641

Net Loss Ratio
     The net loss ratio was 29.3% for the three months ended March 31, 2009 compared with 25.3% for the same period in 2008. The increase in the ratio reflects a higher loss ratio selection for the current accident year in light of economic conditions. These loss ratios include nominal revisions of prior accident year reserves, known as reserve development, for both the current quarter and the same period last year.

Expense Ratio
     The expense ratio was 53.7% for the three months ended March 31, 2009 compared to 53.9% for the same period in 2008. The ratio decreased due to lower reinsurance costs which more than offset the upward pressure on this ratio generally associated with a period of declining written premiums.
Investment Income and Realized Investment Gains/Losses
     Net investment income was $12.2 million for the quarter ended March 31, 2009 compared to $11.8 million during the first quarter of 2008. This increase is due to an increase in invested assets, partially offset by lower yields, particularly on short-term investments. The annualized pre-tax yield was 4.3% and 4.6% for the three months ended March 31, 2009 and 2008, respectively. The annualized after-tax yield was 3.6% and 3.8% for the three months ended March 31, 2009 and 2008, respectively.
     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Gross realized investment gains	$––	$3
Gross realized investment losses:
Other-than-temporary impairment losses	(46)	––
Realized losses from sales of securities	(20)	(12)

Total gross realized investment losses	(66)	(12)

Net realized investment losses	$(66)	$(9)

     The Company’s investment portfolio is generally managed to maximize after-tax investment return, while minimizing credit risk with investments concentrated in high quality fixed income securities. CNA Surety’s portfolio is managed to provide diversification by limiting exposures to any one industry, issue or issuer, and to provide liquidity by investing in the public securities markets. The portfolio is structured to support CNA Surety’s insurance underwriting operations and to consider the expected duration of liabilities and short-term cash needs. In achieving these goals, assets may be sold to take advantage of market conditions or other investment opportunities or regulatory, credit and tax considerations. These activities will produce realized gains and losses.
Interest Expense
     The benchmark interest rate for the Company’s variable interest rate debt is the London Interbank Offered Rate (“LIBOR”). Due to lower three-month LIBOR rates, interest expense decreased by 32.5% for the three months ended March 31, 2009 compared with the same period in 2008. Weighted average debt outstanding was $30.9 million for both the three months ended March 31, 2009 and 2008. The weighted average interest rate for the three months ended March 31, 2009 was 5.1% as compared with 7.4% for the same period in 2008.
Income Taxes
     The Company’s income tax expense for the three months ended March 31, 2009 was $8.2 million compared to $9.6 million for the three months ended March 31, 2008. The effective income tax rates for these periods were 28.6% and 29.6%, respectively. The Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $6.6 million and $5.8 million for the three months ended March 31, 2009 and 2008, respectively.
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
     2009 Third Party Reinsurance
     Effective January 1, 2009, CNA Surety entered into a new excess of loss treaty (“2009 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2008 Excess of Loss Treaty discussed below. Under the 2009 Excess of Loss Treaty, the Company’s net retention per principal is $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2009 on bonds that were in force during 2009. The contract also includes a provision for additional premiums of up to $13.8 million based on losses ceded under the contract. The base annual premium for the 2009 Excess of Loss Treaty is $28.0 million. Only the large national contractor discussed below remains excluded from the 2009 Excess of Loss Treaty.
     2008 Third Party Reinsurance
     Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the excess of loss treaty effective in 2007. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $26.1 million based on losses ceded under the contract. The actual cost for the 2008 Excess of Loss Treaty was $30.4 million. Only the large national contractor discussed below was excluded from the 2008 Excess of Loss Treaty. There were no additional premiums or loss recoveries under the 2008 Excess of Loss Treaty as no losses were discovered to this treaty in 2008.
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
     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety all surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2009 and expires on December 31, 2009 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2008, this resulted in an override commission on their actual direct acquisition costs of 5.9% to CCC and CIC.

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through March 31, 2009.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. As of both March 31, 2009 and December 31, 2008, losses incurred under the Stop Loss Contract were $48.9 million. At March 31, 2009 these losses incurred are net of $2.1 million related to expected indemnity recoveries. As a result of favorable development during the fourth quarter of 2008, the Company paid CCC $0.7 million in 2009 under the Stop Loss Contract.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. The Company and CCC agreed by addendum to extend this contract for twelve months beginning on January 1, 2006, 2007 and 2008 for an additional premium of $0.8 million, $0.5 million and $0.2 million, respectively. These additional premiums were based on the level of actual premiums written on bonds for the large national contractor. In December 2008, the Company and CCC agreed by addendum to extend this contract for another twelve months. This extension, which will expire on December 31, 2009, is for an additional premium subject to the level of actual premiums written on bonds for the large national contractor. As of both March 31, 2009 and December 31, 2008, the Company had ceded losses of $50.0 million under the terms of this contract. Unpaid ceded losses under this contract at December 31, 2008 were $46.8 million. As a result of indemnification recoveries during the quarter, $3.2 million was returned to CCC resulting in unpaid ceded losses under this contract of $50.0 million at March 31, 2009.
     As of March 31, 2009 and December 31, 2008, CNA Surety had an insurance receivable balance from CCC and CIC of $61.9 million, including $50.0 million of reinsurance recoverables and $11.9 million of premiums receivable, and $60.4 million, including $46.1 million of reinsurance recoverables and $14.3 million of premiums receivable, respectively. CNA Surety had reinsurance payables to CCC and CIC of less than $0.1 million and $1.2 million as of March 31, 2009 and December 31, 2008, respectively.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $27.3 million and $29.7 million at March 31, 2009 and December 31, 2008, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.
Liquidity and Capital Resources
     It is anticipated that the liquidity requirements of CNA Surety will be met primarily by funds generated from operations. The principal sources of operating cash flows are premiums, investment income and recoveries under reinsurance contracts. The primary cash flow uses are payments for claims, operating expenses, federal income taxes and debt service. In general, surety operations generate premium collections from customers in advance of cash outlays for claims. Premiums are invested until such time as funds are required to pay claims and claims adjusting expenses.
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
     At March 31, 2009, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,093.2 million of fixed income securities, $54.8 million of short-term investments and $6.0 million of cash. At March 31, 2008, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $986.2 million of fixed income securities, $18.4 million of short-term investments and $5.6 million of cash.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At March 31, 2009, the parent company’s invested assets consisted of $1.3 million of equity securities, $1.2 million of short-term investments and $4.8 million of cash. At March 31, 2008, the parent company’s invested assets consisted of $1.9 million of equity securities, $2.3 million of short-term investments and $7.0 million of cash. At March 31, 2009 and March 31, 2008, parent company short-term investments and cash included $5.2 million and $8.2 million, respectively, of restricted cash primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $33.7 million for the three months ended March 31, 2009 compared to net cash flow provided by operating activities of $19.2 million for the comparable period in 2008. The increase in net cash flow provided by operating activities primarily relates to lower net loss and loss adjustment expense payments, which include payments made from the previously funded trust carried as “Deposit with affiliate ceding company”, and lower reinsurance costs partially offset by increased income tax payments.
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities bear interest of LIBOR plus 337.5 basis points with a 30-year term and are redeemable at par value beginning in May 2009. The securities were issued by CNA Surety Capital Trust I (the “Issuer Trust”). The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Condensed Consolidated Balance Sheets. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. Due to the underlying characteristics of this debt, the carrying value of the debenture approximates its estimated fair value.
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $65.9 million, consisting of annual dividend payments of approximately $1.4 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of March 31, 2009 and 2008, the interest rate on the junior subordinated debenture was 4.61% and 6.44%, respectively.
     On June 30, 2008, the Company’s credit facility matured. There was no outstanding balance under this facility (the “2005 Credit Facility”) during 2008. The Company chose not to seek renewal of this facility as there was not an expected need for this source of liquidity and capital. The Company continually monitors its projected liquidity and capital requirements and may pursue a new credit facility based on anticipated need, market conditions and other factors.
     The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the three months ended March 31, 2008.
     The term of borrowings under the 2005 Credit Facility was fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the three months ended March 31, 2008. As such, the Company incurred only the facility fee of 0.300% through the first three months of 2008.

     A summary of the Company’s commitments as of March 31, 2009 is presented in the following table (in millions):

Contractual Obligations as of March 31, 2009	2009	2010	2011	2012	2013	Thereafter	Total
Debt (a)	$1.1	$1.4	$1.4	$1.4	$1.4	$60.1	$66.8
Operating leases	1.5	2.0	1.9	1.0	––	––	6.4
Loss and loss adjustment expense reserves	104.4	124.9	97.4	49.6	23.4	54.0	453.7
Other long-term liabilities (b)	0.3	1.1	0.9	0.5	0.4	8.9	12.1

Total	$107.3	$129.4	$101.6	$52.5	$25.2	$123.0	$539.0

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.
     As an insurance holding company, CNA Surety is dependent upon dividends and other permitted payments from its insurance subsidiaries to pay operating expenses and meet debt service requirements, as well as to potentially pay cash dividends. The payment of dividends by the insurance subsidiaries is subject to varying degrees of supervision by the insurance regulatory authorities in the insurance subsidiaries’ states of domicile. Western Surety, Surety Bonding Company of America (“Surety Bonding”) and Universal Surety of America (“Universal Surety”) are domiciled in South Dakota. In South Dakota, insurance companies may only pay dividends from earned surplus excluding surplus arising from unrealized capital gains or revaluation of assets. The insurance subsidiaries may pay dividends without obtaining prior regulatory approval only if such dividend or distribution (together with dividends or distributions made within the preceding 12-month period) is less than, as of the end of the immediately preceding year, the greater of (i) 10% of the insurer’s surplus to policyholders or (ii) statutory net income. In South Dakota, net income includes net realized capital gains in an amount not to exceed 20% of net unrealized capital gains. All dividends must be reported to the South Dakota Division of Insurance prior to payment.
     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2009 is based on statutory surplus and income at and for the year ended December 31, 2008. Without prior regulatory approval in 2009, Western Surety may pay dividends of $108.5 million to CNA Surety. CNA Surety received no dividends from its insurance subsidiaries or its non-insurance subsidiaries during the first three months of 2009 or 2008.
     Combined statutory surplus totaled $574.7 million at March 31, 2009, resulting in an annualized net written premium to statutory surplus ratio of to 0.7 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2009 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $15 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of March 31, 2009, this regulation would limit Western Surety’s largest gross risk to $142.9 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received tax sharing payments of $1.8 million from its subsidiaries for the three months ended March 31, 2009 and did not receive any intercompany tax payments as of March 31, 2008.
     Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations, the maximum net retention on a single federal surety bond, are based on an insurer’s statutory surplus. Effective July 1, 2008 through June 30, 2009, the underwriting limitations of Western Surety and Surety Bonding are $43.5 million and $0.7 million, respectively. Through the Quota Share Treaty previously discussed, CNA Surety has access to CCC and its affiliates’ U.S. Department of Treasury underwriting limitations. Effective July 1, 2008 through June 30, 2009, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty total $783.7 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

     CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company’s excess of loss reinsurance arrangements, to meet its present capital needs.
Insurance Regulation and Supervision
     CNA Surety’s insurance subsidiaries are subject to regulation and supervision by the various insurance regulatory authorities of the states in which they conduct business. Such supervision includes periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities; however, they may be performed by any jurisdiction in which the insurer transacts business. During 2008, the South Dakota Division of Insurance began preliminary work on its financial examination of Western Surety, Surety Bonding and Universal Surety as of and for the period January 1, 2004 through December 31, 2008. The information systems portion of the examination was completed in March 2009 and the Company’s responses to the comments and recommendations provided were comprehensive and will be summarized in the final report. The Company does not expect the results of the examination to have a material impact on the results of operations and financial condition of its insurance subsidiaries.
Financial Condition
Investment Portfolio
     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at March 31, 2009 and December 31, 2008, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
March 31, 2009	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$33,116	$2,637	$—	$—	$35,753
U.S. Agencies	36,432	897	—	––	37,329
Collateralized mortgage obligations	34,465	1,353	—	––	35,818
Mortgage pass-through securities	67,679	2,427	—	––	70,106
Obligations of states and political subdivisions	713,526	27,438	(1,540)	(13,336)	726,088
Corporate bonds	131,927	1,967	(3,666)	(3,115)	127,113
Non-agency collateralized mortgage obligations	35,031	—	(1,304)	(4,682)	29,045
Other asset-backed securities:
Second mortgages/home equity loans	7,487	—	—	(2,906)	4,581
Consumer credit receivables	17,189	127	—	(1,299)	16,017
Other	10,744	559	––	––	11,303

Total fixed income securities	1,087,596	37,405	(6,510)	(25,338)	1,093,153
Equity securities	1,302	—	—	—	1,302

Total	$1,088,898	$37,405	$(6,510)	$(25,338)	$1,094,455

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2008	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$33,140	$3,519	$—	$—	$36,659
U.S. Agencies	36,476	1,116	—	––	37,592
Collateralized mortgage obligations	35,671	984	—	––	36,655
Mortgage pass-through securities	72,203	1,489	—	––	73,692
Obligations of states and political subdivisions	697,305	19,730	(6,929)	(13,943)	696,163
Corporate bonds	96,048	1,711	(2,430)	(1,853)	93,476
Non-agency collateralized mortgage obligations	35,025	—	(2,040)	(3,607)	29,378
Other asset-backed securities:
Second mortgages/home equity loans	7,956	—	(779)	(2,180)	4,997
Consumer credit receivables	17,239	—	(1,708)	––	15,531
Other	10,753	23	(273)	––	10,503

Total fixed income securities	1,041,816	28,572	(14,159)	(21,583)	1,034,646
Equity securities	1,231	—	—	—	1,231

Total	$1,043,047	$28,572	$(14,159)	$(21,583)	$1,035,877

     The following table summarizes for fixed income securities in an unrealized loss position at March 31, 2009 and December 31, 2008 the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	March 31, 2009		December 31, 2008
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade (a):
0-6 months	$113,429	$2,825	$109,973	$3,095
7-12 months	40,059	3,667	121,419	11,064
13-24 months	90,520	10,633	81,395	12,010
Greater than 24 months	76,036	14,704	33,450	9,573

Total investment grade	320,044	31,829	346,237	35,742
Non-investment grade:
0-6 months	3,023	19	––	––

Total	$323,067	$31,848	$346,237	$35,742

(a)	Investment grade is determined by the higher of the two ratings, Standard & Poor’s (“S&P”) or Moody’s Investor Services (“Moody’s”), when the security has a split rating.
     A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. The Company follows a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. The Company has established a watch list that is reviewed by the Chief Financial Officer and one other executive officer on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition of the issuer and near-term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.
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
     During the first quarter of 2009, the Company recorded other-than-temporary impairment losses of less than $0.1 million on the equity securities that are related to the Company’s nonqualified deferred compensation plan. No other-than-temporary impairments were recorded for the three months ended March 31, 2008.
     At March 31, 2009, the Company holds 196 securities in an unrealized gain position with a total estimated fair value of $770.1 million and an aggregate gross unrealized gain of $37.4 million.
     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating (a). The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated
March 31, 2009	AAA/Aaa	AA/Aa	A/Aa	BBB/Baa	Total	Count	Fair Value
Fixed income securities:
Obligations of states and political subdivisions	$2,104	$4,552	$3,070	$5,150	$14,876	44	$222,463
Corporate bonds	312	510	3,811	2,129	6,762	20	60,255
Non-agency collateralized mortgage obligations	5,986	––	––	––	5,986	7	29,045
Other asset-backed securities:
Second mortgages/home equity loans	866	––	––	2,040	2,906	2	4,581
Consumer credit receivables	––	––	––	1,299	1,299	1	3,700

Total investment grade	9,268	5,062	6,881	10,618	31,829	74	320,044
Non-investment grade	––	––	––	––	19	1	3,023

Total	$9,268	$5,062	$6,881	$10,618	$31,848	75	$323,067

(a)	Credit rating is determined by the higher of the two ratings, S&P or Moody’s when a security has a split rating.
     Of the 75 securities in an unrealized loss position, 12 were in a loss position that exceeded 20% of the security’s amortized cost. Seven other securities were in an unrealized loss position that exceeded 10% of each security’s amortized cost and 16 additional securities were in an unrealized loss position that exceeded 5% of each security’s amortized cost. The largest unrealized loss percentage was 50.7% ($2.0 million) of that security’s amortized cost. This security was an asset-backed security collateralized by sub-prime home loans. The security with the largest unrealized loss in dollars was issued by a governmental utility authority and was in an unrealized loss position of $3.6 million (33.3% of its amortized cost). The one non-investment grade security in an unrealized loss position was issued by the financing subsidiary of a large domestic automaker.
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
     At March 31, 2009, the Company’s exposure to sub-prime home loans is limited to two asset-backed securities rated AAA/Aaa and BB/Baa3, respectively, by S&P and Moody’s that are collateralized by sub-prime home loans originated prior to 2005. One of these securities was downgraded during the first quarter of 2008 and again in the second quarter of 2008 due to the downgrade of the bond insurer supporting the issue. These securities have an aggregate fair value of $4.6 million and are in an unrealized loss position of $2.9 million at March 31, 2009. In the first three months of 2009, the Company received a total of $0.5 million of repayments on these securities.

     Municipal bonds represent approximately 63% of the Company’s invested assets. Approximately 53% of these municipal bonds are insured by one of the major mono-line bond insurers. The underlying ratings of all municipal holdings remain very strong and carry an average rating of AA. There are four municipal bonds with a total fair value of $21.3 million that have underlying ratings of BBB+. The Company views bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased. Based on the strong underlying credit quality of its insured municipal bonds, the Company believes that any impact of potential ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.
     At March 31, 2009, the Company’s fixed income securities include seven bonds issued by the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a total fair value of approximately $28.8 million. None of these securities were in an unrealized loss position. At March 31, 2009, the Fannie Mae and Freddie Mac collateralized mortgage obligations held by the Company had a total fair value of $35.8 million and a net unrealized gain of $1.4 million. Fannie Mae and Freddie Mac mortgage pass-through securities held by the Company had a total fair value of $56.1 million and a net unrealized gain of $1.9 million as of March 31, 2009.
Impact of Pending Accounting Standards
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact this FSP will have on the Company’s financial condition and results of operations.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the criteria for the recognition of other-than-temporary impairments (“OTTI”) for debt securities and requires that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all OTTI are recorded in earnings in the period of recognition. This FSP also expands and increases the frequency of existing disclosures. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, and requires a cumulative effect adjustment of initially applying the FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Company is currently assessing the impact this FSP will have on the Company’s financial condition and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1 ”), which amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments at interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and fiscal periods beginning after June 15, 2009. The Company is currently assessing the impact this FSP will have on the Company’s disclosures.

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
     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected reflect the Company’s expectations of the reasonably possible best or worst case scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of March 31, 2009. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	March 31,	Interest Rate	Change in	Stockholders’
	2009	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$179,006	200 bp increase	$167,846	(0.9)%
		100 bp increase	174,215	(0.4)
		100 bp decrease	181,882	0.2
		200 bp decrease	183,266	0.3

States, municipalities and political subdivisions	726,088	200 bp increase	637,258	(7.2)
		100 bp increase	679,545	(3.8)
		100 bp decrease	777,052	4.2
		200 bp decrease	826,505	8.2

Corporate bonds and all other	188,059	200 bp increase	172,260	(1.3)
		100 bp increase	179,815	(0.7)
		100 bp decrease	196,198	0.7
		200 bp decrease	202,190	1.2

Total fixed income securities available-for-sale	$1,093,153	200 bp increase	977,364	(9.4)
		100 bp increase	1,033,575	(4.9)
		100 bp decrease	1,155,132	5.1
		200 bp decrease	1,211,961	9.7

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2008	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$184,598	200 bp increase	$172,966	(1.0)%
		100 bp increase	179,485	(0.4)
		100 bp decrease	187,485	0.2
		200 bp decrease	189,197	0.4

States, municipalities and political subdivisions	696,163	200 bp increase	613,030	(7.0)
		100 bp increase	652,614	(3.7)
		100 bp decrease	743,635	4.0
		200 bp decrease	786,829	7.7

Corporate bonds and all other	153,885	200 bp increase	141,512	(1.0)
		100 bp increase	147,525	(0.5)
		100 bp decrease	160,154	0.5
		200 bp decrease	163,981	0.9

Total fixed income securities available-for-sale	$1,034,646	200 bp increase	927,508	(9.1)
		100 bp increase	979,624	(4.7)
		100 bp decrease	1,091,274	4.8
		200 bp decrease	1,140,007	8.9
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
ITEM 1a. RISK FACTORS — Information on the Company’s risk factors is set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Shareholders of CNA Surety Corporation held on April 23, 2009, the Company’s shareholders voted on the following proposals. The number of shares issued, outstanding and eligible to vote as of the record date of March 2, 2009 was 44,229,982. Proxies representing 42,078,317 shares or approximately 95% of the eligible voting shares were tabulated.
PROPOSAL I
     Election of Directors.

	Number Of Shares/Votes
	For	Authority Withheld
Philip H. Britt	41,403,367	674,950
Anthony S. Cleberg	41,419,549	658,768
David B. Edelson	34,804,525	7,273,792
D. Craig Mense	34,798,264	7,280,053
Robert A. Tinstman	41,411,169	667,148
John F. Welch	35,243,655	6,834,662
Peter W. Wilson	34,934,042	7,144,275
PROPOSAL II
     To ratify the Audit Committee’s appointment of the Company’s independent registered public accounting firm, Deloitte & Touche LLP, for fiscal year 2009.

For	41,781,320
Against	36,394
Abstain	260,602
ITEM 5. OTHER INFORMATION — Reports on Form 8-K:
     February 6, 2009; CNA Surety Corporation Earnings Press Release issued on February 6, 2009.
ITEM 6. EXHIBITS

Exhibit Number
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31(1)

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31(2)

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32(1)

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32(2)

*	Exhibits 32(1) and 32(2) are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

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
Date: May 1, 2009

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