Form 10-Q
period 2009-06-30
CNA SURETY CORP
filed 2009-07-31
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
44,260,446 shares of Common Stock, $.01 par value as of July 22, 2009.

CNA SURETY CORPORATION AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets at June 30, 2009 and at December 31, 2008	3
Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009 and 2008	4
Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2009 and 2008	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	44
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 5. Other Information	45
Item 6. Exhibits	45
EX-10.40
EX-10.41
EX-10.42
EX-10.43
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
	(Amounts in thousands, except
	per share data)
Assets
Invested assets:
Fixed income securities, at fair value (amortized cost: $1,109,007 and $1,041,816)	$1,126,812	$1,034,646
Equity securities, at fair value (cost: $1,344 and $1,231)	1,425	1,231
Short-term investments, at cost (approximates fair value)	68,248	80,606

Total invested assets	1,196,485	1,116,483
Cash	7,503	9,596
Deferred policy acquisition costs	105,189	102,092
Insurance receivables:
Premiums, including $11,186 and $14,303 from affiliates, (net of allowance for doubtful accounts: $1,049 and $1,307)	47,505	36,948
Reinsurance, including $0 and $46,122 from affiliates	46,299	91,452
Deposit with affiliated ceding company	27,425	29,693
Intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Current income taxes receivable	431	—
Property and equipment, at cost (less accumulated depreciation and amortization: $36,057 and $33,506)	24,144	24,378
Prepaid reinsurance premiums (including $0 and $105 from affiliates)	328	420
Accrued investment income	14,621	13,464
Other assets	2,235	2,208

Total assets	$1,610,950	$1,565,519

Liabilities
Reserves:
Unpaid losses and loss adjustment expenses	$419,812	$428,724
Unearned premiums	266,020	258,824

Total reserves	685,832	687,548
Long-term debt	30,930	30,892
Deferred income taxes, net	18,457	9,647
Reinsurance and other payables to affiliates	278	1,680
Accrued expenses	13,318	20,056
Liability for postretirement benefits	9,673	9,283
Payable for securities purchased	—	8,398
Federal income tax payable	—	1,581
Other liabilities	23,785	29,139

Total liabilities	782,273	798,224
Commitments and contingencies (See Notes 3, 5, & 8)

Stockholders’ Equity
Common stock, par value $.01 per share, 100,000 shares authorized; 45,626 shares issued and 44,254 shares outstanding at June 30, 2009 and 45,544 shares issued and 44,168 shares outstanding at December 31, 2008	456	455
Additional paid-in capital	278,333	276,255
Retained earnings	552,675	509,644
Accumulated other comprehensive income (loss)	11,944	(4,286)
Treasury stock, 1,372 and 1,376 shares, at cost	(14,731)	(14,773)

Total stockholders’ equity	828,677	767,295

Total liabilities and stockholders’ equity	$1,610,950	$1,565,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Amount in thousands, except per share data)
Revenues:
Net earned premium	$105,695	$108,477	$206,846	$211,118
Net investment income	12,577	11,746	24,823	23,511
Net realized investment gains (losses):
Other-than-temporary impairment losses	(1,824)	—	(1,870)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	1,708	—	1,708	—

Net impairment losses recognized in earnings	(116)	—	(162)	—
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	69	(21)	49	(30)

Total net realized investment losses	(47)	(21)	(113)	(30)

Total revenues	118,225	120,202	231,556	234,599

Expenses:
Net losses and loss adjustment expenses	30,975	27,390	60,563	53,358
Net commissions, brokerage and other underwriting expenses	55,917	57,825	110,195	113,112
Interest expense	359	532	777	1,151

Total expenses	87,251	85,747	171,535	167,621

Income before income taxes	30,974	34,455	60,021	66,978
Income tax expense	8,807	10,405	16,990	20,026

Net income	$22,167	$24,050	$43,031	$46,952

Earnings per common share	$0.50	$0.54	$0.97	$1.06

Earnings per common share, assuming dilution	$0.50	$0.54	$0.97	$1.06

Weighted average shares outstanding	44,251	44,132	44,229	44,134

Weighted average shares outstanding, assuming dilution	44,412	44,231	44,394	44,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	At Cost	Equity
	(Amounts in thousands)
Balance, January 1, 2008	44,121	$455	$274,069		$399,241	$8,800	$(14,860)	$667,705

Comprehensive income:
Net income	—	$—	$—	$46,952	$46,952	$—	$—	$46,952
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $6,100 (net of reclassification adjustment of ($49), after income tax benefit of $26)	—	—	—	(11,328)	—	(11,328)	—	(11,328)
Net change related to postretirement benefits, after income tax benefit of $204	—	—	—	(245)	—	(245)	—	(245)

Total comprehensive income	—	—	—	$35,379	—	—	—	—

Stock-based compensation	—	—	919		—	—	—	919
Stock options exercised and other	20	—	205		—	—	41	246

Balance, June 30, 2008	44,141	$455	$275,193		$446,193	$(2,773)	$(14,819)	$704,249

Balance, January 1, 2009	44,168	$455	$276,255		$509,644	$(4,286)	$(14,773)	$767,295

Comprehensive income:
Net income	—	$—	$—	$43,031	$43,031	$—	$—	$43,031
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $9,368 (net of reclassification adjustment of ($1,380), after income tax benefit of $743)	—	—	—	17,396	—	17,396	—	17,396
Other-than-temporary impairment losses not recognized in the Condensed Consolidated Statements of Income, after income tax benefit of $598	—	—	—	(1,110)	—	(1,110)	—	(1,110)
Net change related to postretirement benefits, after income tax benefit of $25	—	—	—	(56)	—	(56)	—	(56)

Total comprehensive income	—	—	—	$59,261	—	—	—	—

Stock-based compensation	—	—	1,022		—	—	—	1,022
Stock options exercised and other	86	1	1,056		—	—	42	1,099

Balance, June 30, 2009	44,254	$456	$278,333		$552,675	$11,944	$(14,731)	$828,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$43,031	$46,952
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	112	80
Depreciation and amortization	3,050	2,691
Amortization of bond premium, net	2,138	1,391
(Gain) loss on disposal of property and equipment	(15)	46
Net realized investment losses	113	30
Stock-based compensation	1,022	919
Changes in:
Insurance receivables	34,484	(23,225)
Reserve for unearned premiums	7,196	13,689
Reserve for unpaid losses and loss adjustment expenses	(8,912)	22,199
Deposit with affiliated ceding company	2,268	(537)
Deferred policy acquisition costs	(3,097)	(2,968)
Deferred income taxes, net	—	101
Reinsurance and other payables to affiliates	(1,402)	(619)
Prepaid reinsurance premiums	92	14
Accrued expenses	(6,738)	(5,053)
Other assets and liabilities	(8,177)	(1,431)

Net cash provided by operating activities	65,165	54,279

Cash Flows from Investing Activities:
Fixed income securities:
Purchases	(128,846)	(62,290)
Maturities	56,806	20,206
Sales	2,581	24,177
Purchases of equity securities	(677)	(333)
Proceeds from the sale of equity securities	525	460
Changes in short-term investments	12,415	(37,028)
Purchases of property and equipment, net	(2,763)	(3,825)
Changes in receivables/payables for securities sold/purchased	(8,398)	—
Other, net	—	200

Net cash (used in) investing activities	(68,357)	(58,433)

Cash Flows from Financing Activities:
Employee stock option exercises and other	1,099	246

Net cash provided by financing activities	1,099	246

Decrease in cash	(2,093)	(3,908)
Cash at beginning of period	9,596	10,230

Cash at end of period	$7,503	$6,322

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$789	$1,187
Income taxes	$18,824	$19,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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
Principles of Consolidation
     The Condensed Consolidated Financial Statements include the accounts of CNA Surety and all majority-owned subsidiaries.
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

     The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$22,167	$24,050	$43,031	$46,952

Shares:
Weighted average shares outstanding	44,240	44,130	44,168	44,121
Weighted average shares of options exercised and additional stock issuance	11	2	61	13

Total weighted average shares outstanding	44,251	44,132	44,229	44,134
Effect of dilutive options	161	99	165	121

Total weighted average shares outstanding, assuming dilution	44,412	44,231	44,394	44,255

Earnings per share	$0.50	$0.54	$0.97	$1.06

Earnings per share, assuming dilution	$0.50	$0.54	$0.97	$1.06

     No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.8 million and 0.6 million were excluded from the calculation of diluted earnings per share for both the three months and six months ended June 30, 2009 and June 30, 2008, respectively, because the exercise price of these options was greater than the average market price of CNA Surety’s common stock during the respective periods.
Subsequent Events
     The Company has evaluated subsequent events since the date of these condensed consolidated financial statements through the issuance date of July 31, 2009.
Adopted Accounting Pronouncements
     On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and clarifies that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 was effective for the Company on January 1, 2009. The adoption of SFAS 160 had no impact on the Company’s financial condition or results of operations.
     In February 2008, the FASB issued Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted FSP SFAS 157-2 on January 1, 2009. The adoption of FSP SFAS 157-2 had no impact on the Company’s financial condition or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnotes of important information about derivative instruments. In September 2008, the FASB issued FSP No. SFAS 133 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment to FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS 133 and FIN 45-4”). FSP SFAS 133 and FIN 45-4 amends SFAS 133 to require disclosures by sellers of credit derivatives, amends FIN 45 to require additional disclosure about the current status of the risk of a guarantee and clarified the effective date of SFAS 161. SFAS 161 and FSP SFAS 133 and FIN 45-4 were effective for the Company on January 1, 2009. The adoption of SFAS 161 and FSP SFAS 133 and FIN 45-4 had no impact on the Company’s required disclosures.
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
     In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 123(R)-1”), which requires additional disclosures regarding plan assets and to provide information regarding the following: how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and procedures; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and significant concentrations of risk within plan assets. The disclosures required by this FSP are required for fiscal years ending after December 15, 2009 and were effective for the Company on January 1, 2009. The adoption of FSP 132(R)-1 had no impact on the Company’s disclosures as the Company’s postretirement benefit plans have no plan assets.
     In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. FSP SFAS 157-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 had no impact on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”), which amends the criteria for the recognition of other-than-temporary impairments (“OTTI”) for debt securities and requires that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all OTTI were recorded in earnings in the period of recognition. This FSP also expands and increases the frequency of existing disclosures. FSP SFAS 115-2 and SFAS 124-2 was effective for interim and annual periods ending after June 15, 2009, and requires a cumulative effect adjustment of initially applying the FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The adoption of FSP SFAS 115-2 and SFAS 124-2 had no cumulative effect adjustment to the opening balance of retained earnings or accumulated other comprehensive income as the Company determined that previously recorded OTTI on fixed income securities were credit-related and would have been recognized through earnings as required by this FSP. The Company recorded OTTI losses in the current period in accordance with FSP SFAS 115-2 and SFAS 124-2.
     In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”), which amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as annual financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim and fiscal periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 had no impact on the Company’s financial condition or results of operations. The Company has complied with the interim disclosure requirements required by this standard in Note 4, Fair Value of Financial Instruments.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance on the recognition and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This statement does not change previous guidance regarding the recognition or disclosure of subsequent events, other than the additional requirement regarding the date through which subsequent events have been considered. The Company has disclosed the date through which subsequent events are evaluated.

Pending Accounting Pronouncements
     In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, and the related scope exceptions from FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”. It also modifies the de-recognition conditions related to legal isolation and effective control and adds additional disclosure requirements for transfers of financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable for variable interest entities as well as requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), which announced that the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial condition or results of operations.
2. Investments
     Major categories of net investment income were as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Investment income:
Fixed income securities	$12,724	$11,406	$25,027	$22,804
Equity securities	10	12	19	25
Short-term investments	36	349	84	730
Other	15	11	34	24

Total investment income on available-for-sale securities	12,785	11,778	25,164	23,583
Investment income on deposit with affiliated ceding company	115	262	272	537
Investment expenses	(323)	(294)	(613)	(609)

Net investment income	$12,577	$11,746	$24,823	$23,511

     Net realized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$43	$—	$43	$—
Gross realized investment losses:
Other-than-temporary impairment losses	(116)	—	(116)	—
Realized losses from sales	—	(19)	—	(19)

Total gross realized investment losses	(116)	(19)	(116)	(19)

Net realized investment losses on fixed income securities	(73)	(19)	(73)	(19)

Equity securities:
Gross realized investment gains	27	8	27	10
Gross realized investment losses:
Other-than-temporary impairment losses	—	—	(46)	—
Realized losses from sales	—	(9)	(20)	(20)

Total gross realized investment losses	—	(9)	(66)	(20)

Net realized investment gains (losses) on equity securities	27	(1)	(39)	(10)

Other	(1)	(1)	(1)	(1)

Net realized investment losses	$(47)	$(21)	$(113)	$(30)

Net change in unrealized gains (losses):
Fixed income securities	$12,248	$(13,107)	$24,975	$(17,303)
Equity securities	81	(17)	81	(125)

Total net change in unrealized gains (losses)	$12,329	$(13,124)	$25,056	$(17,428)

Net realized gains (losses) and change in unrealized gains (losses)	$12,282	$(13,145)	$24,943	$(17,458)

     Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities (bonds) and equity securities as available-for-sale, and as such, they are carried at fair value.
     The amortized cost of fixed income securities is determined based on cost and the cumulative effect of amortization of premiums and accretion of discounts using the interest method. Such amortization and accretion are included in net investment income in the Condensed Consolidated Statements of Income. For mortgage-backed and asset-backed securities, the Company considers estimates of future prepayments in the calculation of the effective yield used to apply the interest method. If a difference arises between the anticipated prepayments and the actual prepayments, the Company recalculates the effective yield based on actual prepayments and the currently anticipated future prepayments. The amortized costs of such securities are adjusted to the amount that would have resulted had the recalculated effective yields been applied since the acquisition of the securities with a corresponding charge or credit to net investment income in the Condensed Consolidated Statements of Income. Prepayment estimates are based on the structural elements of specific securities, interest rates and generally recognized prepayment speed indices.

     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at June 30, 2009 and December 31, 2008, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
June 30, 2009	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$32,770	$1,204	$(9)	$—	$33,965	$—
U.S. Agencies	33,868	621	—	—	34,489	—
Collateralized mortgage obligations — residential	32,992	1,337	—	—	34,329	—
Mortgage pass-through securities — residential	61,453	2,006	—	—	63,459	—
Obligations of states and political subdivisions	690,451	24,270	(1,769)	(9,148)	703,804	—
Corporate bonds	188,342	6,360	(969)	(1,049)	192,684	—
Collateralized mortgage obligations — commercial	35,054	—	(121)	(3,129)	31,804	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	6,576	—	—	(2,588)	3,988	(1,708)
Consumer credit receivables	16,766	564	—	(241)	17,089	—
Other	10,735	466	—	—	11,201	—

Total fixed income securities	1,109,007	36,828	(2,868)	(16,155)	1,126,812	$(1,708)

Equity securities	1,344	81	—	—	1,425

Total	$1,110,351	$36,909	$(2,868)	$(16,155)	$1,128,237

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2008	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$33,140	$3,519	$—	$—	$36,659
U.S. Agencies	36,476	1,116	—	—	37,592
Collateralized mortgage obligations — residential	35,671	984	—	—	36,655
Mortgage pass-through securities — residential	72,203	1,489	—	—	73,692
Obligations of states and political subdivisions	697,305	19,730	(6,929)	(13,943)	696,163
Corporate bonds	96,048	1,711	(2,430)	(1,853)	93,476
Collateralized mortgage obligations — commercial	35,025	—	(2,040)	(3,607)	29,378
Other asset-backed securities:
Second mortgages/home equity loans — residential	7,956	—	(779)	(2,180)	4,997
Consumer credit receivables	17,239	—	(1,708)	—	15,531
Other	10,753	23	(273)	—	10,503

Total fixed income securities	1,041,816	28,572	(14,159)	(21,583)	1,034,646
Equity securities	1,231	—	—	—	1,231

Total	$1,043,047	$28,572	$(14,159)	$(21,583)	$1,035,877

     A security is in an unrealized loss position, or impaired, if the fair value of the security is less than its amortized cost, which includes adjustments for accretion, amortization, and previously recorded other-than-temporary impairment losses. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
     A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. The Company follows a consistent and systematic process for identifying securities that sustain other-than-temporary declines in value. The Company has established a watch list that is reviewed by the Chief Financial Officer and one other executive officer on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition and near-term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.
     When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors. The decision to record an other-than-temporary impairment loss incorporates both quantitative criteria and qualitative information.

     In determining whether an equity security is other-than-temporarily impaired, the Company considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near-term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value and (d) general market conditions and industry or sector specific factors. Currently, the Company’s equity portfolio is comprised solely of mutual funds related to the Company’s deferred compensation plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees. Due to the nature of the plan, the Company does not assert the ability to hold these securities until their recovery in value. As such, if any of these securities are in an unrealized loss position, they are considered to be other-than-temporarily impaired.
     For equity securities for which an other-than-temporary impairment loss has been identified, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Income.
     Fixed income securities in an unrealized loss position that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired. These securities are written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Income.
     The remaining fixed income securities in an unrealized loss position are evaluated to determine if a credit loss exists. To determine if a credit loss exists, the Company considers a number of factors including, but not limited to: (a) the financial condition and near-term prospects of the issuer, (b) credit ratings of the securities, (c) whether the debtor is current on interest and principal payments, (d) the length of time and the extent to which the market value has been less than book value and (e) general market conditions and industry or sector specific factors.
     In addition to these factors, the Company considers the results of discounted cash flow modeling using assumptions representative of current market conditions as well as those specific to the Company’s particular security holdings. For asset-backed and mortgage-backed securities, the focus of this analysis is on assessing the sufficiency and quality of underlying collateral and timing of cash flows. If the discounted expected cash flows for a security equal or exceed the amortized cost of that security, no credit loss exists and the security is deemed to be temporarily impaired.
     Fixed income securities in an unrealized loss position for which management believes a credit loss exists are considered to be other-than-temporarily impaired. For these fixed income securities, the Company bifurcates OTTI losses into a credit component and a non-credit component. The credit component, which represents the difference between the discounted expected cash flows and the fixed income security’s amortized cost, is recognized in earnings. The non-credit component is recognized in other comprehensive income and represents the difference between fair value and the discounted cash flows that the Company expects to collect.
     Based on the Company’s June 30, 2009 discounted cash flow analysis, the Company recorded an OTTI loss of $1.8 million on one asset-backed fixed income security which included a credit loss component. This security was rated below investment grade by S&P and collateralized by sub-prime home loans. The significant assumptions considered by the Company in its cash flow projections included deliquency rates, probable risk of default and expected rates of recovery, prepayment expectations, over-collaterization and credit support from lower level tranches. The credit component of the loss, $0.1 million, was recognized in earnings with $1.7 million (49.3% of the security’s amortized cost) of the loss recognized in other comprehensive income.
     The OTTI of fixed income securities for which only the amount related to credit losses was recognized in net realized gains (losses) on the Condensed Consolidated Statements of Income for the three months ended June 30, 2009 are as follows (in thousands of dollars):

Beginning balance	$—
Credit losses for which an OTTI loss was not previously recognized	116
Credit losses for which an OTTI loss was previously recognized	—

Ending balance	$116

     During the first quarter of 2009, the Company recorded other-than-temporary impairment losses of less than $0.1 million on the equity securities that are related to the Company’s nonqualified deferred compensation plan. No other-than-temporary impairments were recorded for the three or six months ended June 30, 2008.

     The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at June 30, 2009 and December 31, 2008 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Fixed income securities:
Due within one year	$5,585	$5,668	$4,535	$4,590
Due after one year but within five years	259,680	269,278	216,232	222,344
Due after five years but within ten years	373,917	386,831	345,285	355,171
Due after ten years	306,249	303,165	296,917	281,785

	945,431	964,942	862,969	863,890
Mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities	163,576	161,870	178,847	170,756

	$1,109,007	$1,126,812	$1,041,816	$1,034,646

     The following table provides the composition of fixed income securities with an unrealized loss at June 30, 2009 in relation to the total of all fixed income securities by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss
Due after one year through five years	11%	6%
Due after five years through ten years	22	12
Due after ten years	54	50
Asset-backed securities	13	32

Total	100%	100%

     The following table summarizes for fixed income securities in an unrealized loss position at June 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	June 30, 2009		December 31, 2008
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade(a):
0-6 months	$136,874	$2,354	$109,973	$3,095
7-12 months	22,724	514	121,419	11,064
13-24 months	46,733	2,921	81,395	12,010
Greater than 24 months	96,619	11,526	33,450	9,573

Total investment grade	302,950	17,315	346,237	35,742
Non-investment grade:
Greater than 24 months	1,755	1,708	—	—

Total	$304,705	$19,023	$346,237	$35,742

(a)	Investment grade is determined by using the Standard & Poor’s (“S&P”) rating. If a security is not rated by S&P, the Moody’s Investor Services (“Moody’s”) rating is used. Currently, all of the Company’s fixed income securities are rated by S&P or Moody’s.
     At June 30, 2009, the Company holds 215 fixed income securities in an unrealized gain position with a total estimated fair value of $822.1 million and an aggregate gross unrealized gain of $36.8 million.

     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating (a). The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated
June 30, 2009	AAA	AA	A	BBB	Total	Count	Fair Value
Fixed income securities:
Investment grade:
U.S. Treasury	$9	$—	$—	$—	$9	1	$3,658
Obligations of states and political subdivisions	2,053	3,517	1,993	3,354	10,917	42	219,057
Corporate bonds	8	69	1,241	700	2,018	11	41,441
Collateralized mortgage obligations — commercial	3,250	—	—	—	3,250	7	31,804
Other asset-backed securities:
Second mortgages/home equity loans — residential	880	—	—	—	880	1	2,232
Consumer credit receivables	—	—	241	—	241	1	4,758

Total investment grade	6,200	3,586	3,475	4,054	17,315	63	302,950
Non-investment grade:
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	—	—	1,708	1	1,755

Total non-investment grade	—	—	—	—	1,708	1	1,755

Total	$6,200	$3,586	$3,475	$4,054	$19,023	64	$304,705

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. Currently, all of the Company’s fixed income securities are rated by S&P or Moody’s.
     The one non-investment grade asset-backed security in an unrealized loss position is collateralized by sub-prime home loans originated prior to 2005. At June 30, 2009, the Company determined this security was other-than-temporarily impaired and recorded OTTI losses of $0.1 million in earnings in addition to the $1.7 million unrealized losses shown above and recorded in other comprehensive income. The Company’s exposure to sub-prime home loans includes this security and one additional asset-backed security with an estimated fair value of $2.2 million in an unrealized loss position of $0.9 million (28.3% of its amortized cost) at June 30, 2009. The Company believes the unrealized losses on these securities are primarily attributable to broader economic conditions and liquidity concerns and are not indicative of the quality of the underlying collateral. In the first six months of 2009, the Company received a total of $1.3 million of repayments on these securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost and, as such, has not recorded any additional OTTI losses at June 30, 2009.
     In addition to the asset-backed securities collateralized by sub-prime home loans, the Company’s other asset-backed holding in an unrealized loss position is a consumer credit receivable security collateralized by auto loan receivables, some of which are sub-prime. The unrealized loss position on this security is about 5% ($0.2 million) of its amortized cost at June 30, 2009 compared to an unrealized loss position of 26.0% ($1.3 million) of its amortized cost at March 31, 2009. The Company does not believe this unrealized loss is due to factors regarding credit-worthiness. Also, the Company believes that this security will recover in value based on the current performance of the underlying collateral and the amount of credit support available to our holdings. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Therefore, no OTTI losses have been recorded at June 30, 2009.
     The Company holds seven commercial collateralized mortgage-backed securities that each are in an unrealized loss position ranging from 2% to 15% of the security’s amortized cost. The overall unrealized loss position of these securities improved from $6.0 million at March 31, 2009 to $3.3 million at June 30, 2009. The Company believes that these securities will recover in value based on the current performance of the underlying collateral, the senior or super-senior position of each of the holdings and the amount of credit support available to our holdings. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe these unrealized losses are due to factors regarding credit-worthiness and as such, has not recorded any OTTI losses on these securities at June 30, 2009.
     At June 30, 2009, five of the Company’s corporate bond investments were in unrealized loss positions that exceeded 5% of each security’s amortized cost. The largest of these unrealized losses, 19.6% ($0.6 million) of the security’s amortized cost, was on a security issued by a large student loan provider. The unrealized loss position of this security improved during second quarter 2009 from 47.2% of amortized cost at March 31, 2009. Further, the overall unrealized loss position on the Company’s corporate bond holdings improved $4.7 million compared to March 31, 2009. The unrealized losses on the Company’s corporate bond investments are primarily attributable to deterioration and volatility in the broader credit markets throughout 2008, and continuing in to 2009, that resulted in widening of credit spreads over risk-free rates. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are due to factors regarding credit-worthiness and, as such, has not recorded any OTTI losses on these securities at June 30, 2009.
     The unrealized losses on the Company’s investments in obligations of states and political subdivisions are due to overall market conditions, changes in credit spreads, and to a lesser extent, changes in interest rates. At June 30, 2009, only six of these securities were in an unrealized loss position exceeding 5% of the security’s amortized cost, with the largest unrealized loss percentage being 16.7% of that security’s amortized cost resulting in an unrealized loss of $0.9 million. The largest unrealized loss was $1.0 million, which was 9.3% of that security’s amortized cost. Improving market conditions during the second quarter 2009 resulted in a $4.0 million improvement in unrealized losses on these securities compared to March 31, 2009. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are due to factors regarding credit-worthiness and, as such, has not recorded any OTTI losses on these securities at June 30, 2009.
     As of June 30, 2009, the Company’s fixed income securities include one U.S. Treasury security in a nominal unrealized loss position. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe this unrealized loss is due to credit factors and has not recorded an OTTI loss on this security at June 30, 2009.
     Based on the current facts and circumstances discussed above for the Company’s securities in an unrealized loss position, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position are required to be recorded.
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
3. Reinsurance
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
	Written	Earned	Written	Earned
Direct	$92,019	$87,293	$95,317	$88,578
Assumed	24,815	25,252	28,995	27,741
Ceded	(6,719)	(6,850)	(7,935)	(7,842)

	$110,115	$105,695	$116,377	$108,477

	Six Months Ended June 30,
	2009		2008
	Written	Earned	Written	Earned
Direct	$181,147	$170,634	$186,377	$172,924
Assumed	46,812	50,128	54,560	54,324
Ceded	(13,825)	(13,916)	(16,116)	(16,130)

	$214,134	$206,846	$224,821	$211,118

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

     Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). Through its insurance subsidiaries, CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement that covers certain contract business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal in excess of $2 million subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were less than $0.1 million for the three months and six months ended June 30, 2009 and 2008.
     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$32,745	29.1%	$31,433	27.0%
Ceded amounts	(1,770)	25.8%	(4,043)	51.6%

Net losses and loss adjustment expenses	$30,975	29.3%	$27,390	25.2%

	Six Months Ended June 30,
	2009		2008
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$64,053	29.0%	$70,538	31.0%
Ceded amounts	(3,490)	25.1%	(17,180)	106.5%

Net losses and loss adjustment expenses	$60,563	29.3%	$53,358	25.3%

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
     2008 Third Party Reinsurance
     Effective January 1, 2008, CNA Surety entered into a new excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the excess of loss treaty effective in 2007. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $26.1 million based on losses ceded under the contract. The actual ceded premiums for the 2008 Excess of Loss Treaty were $30.4 million. Only the large national contractor discussed below was excluded from the 2008 Excess of Loss Treaty. There were no additional premiums or loss recoveries under the 2008 Excess of Loss Treaty as no losses were discovered to this treaty in 2008.
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
     The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed with the same terms on January 1, 2009 and expires on December 31, 2009 and is annually renewable thereafter. Effective June 30, 2009, the Company and CCC agreed to an addendum to this agreement that is discussed below.
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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through June 30, 2009.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through both June 30, 2009 and December 31, 2008, losses incurred under the Stop Loss Contract were $48.9 million. At June 30, 2009 and December 31, 2008 these losses incurred are net of $2.1 million related to expected indemnity recoveries. As a result of favorable development during the fourth quarter of 2008, the Company paid CCC $0.7 million in 2009 under the Stop Loss Contract.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. The Company and CCC agreed by addendum to extend this contract for twelve months beginning on January 1, 2006, 2007, 2008 and 2009. Additional premiums for these periods were $0.8 million, $0.5 million, $0.2 million and less than $0.1 million, respectively, and were based on the level of actual premiums written on bonds for the large national contractor.
     On June 30, 2009, the Company and CCC agreed by addendum to terminate the reinsurance contract discussed in the preceding paragraph under which the Company had ceded losses and loss adjustment expenses of $50.0 million through both June 30, 2009 and December 31, 2008. Unpaid ceded losses under this contract on June 30, 2009, prior to the termination becoming effective, were $50.0 million compared to $46.8 million at December 31, 2008. As a result of indemnification recoveries during the first quarter of 2009, $3.2 million was returned to CCC. In addition to the termination of this contract, the Company and CCC agreed to commute the Quota Share Treaty as regards premium and losses for the large national contractor. The impact of this commutation was a decrease of gross loss reserves of $51.8 million. Further, the Services and Indemnity Agreement was amended by addendum to specifically extend the Company’s authority to conduct administrative, management, underwriting and claim functions as respects business of the large national contractor until CCC’s bonds have expired and claims have been settled or closed.

     Under the terms of the agreements effecting this commutation, the Company paid CCC $1.8 million. This settlement reflects the difference between the Company’s $60.0 million retention under the reinsurance contract and $58.2 million paid by the Company for losses of the large national contractor through June 30, 2009. These transactions had no net impact on the results of operations for the three or six months ended June 30, 2009.
     As of June 30, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $11.2 million. As a result of the commutation, this amount includes only premiums receivable. At December 31, 2008, the Company’s insurance receivable balance from CCC and CIC was $60.4 million, including $46.1 million of reinsurance recoverables and $14.3 million of premiums receivable, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of June 30, 2009. CNA Surety had reinsurance payables to CCC and CIC of $1.2 million as of December 31, 2008.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $27.4 million and $29.7 million at June 30, 2009 and December 31, 2008, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.
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

     Assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 are summarized below (amounts in thousands):

	June 30, 2009
	Fair Value Measurements Using
				Assets at Fair
	Level 1	Level 2	Level 3	Value
Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$33,965	$—	$—	$33,965
U.S. Agencies	—	34,489	—	34,489
Collateralized mortgage obligations — residential	—	34,329	—	34,329
Mortgage pass-through securities — residential	—	63,459	—	63,459
Obligations of states and political subdivisions	—	703,804	—	703,804
Corporate bonds	—	192,684	—	192,684
Collateralized mortgage obligations — commercial	—	31,804	—	31,804
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	3,988	—	3,988
Consumer credit receivables	—	17,089	—	17,089
Other	—	11,201	—	11,201

Total fixed income securities	33,965	1,092,847	—	1,126,812
Equity securities at fair value	1,425	—	—	1,425
Short-term investments at fair value (a)	27,502	40,746	—	68,248

Total assets	$62,892	$1,133,593	$—	$1,196,485

(a)	Includes commercial paper and money market funds.

	December 31, 2008
	Fair Value Measurements Using
				Assets at Fair
	Level 1	Level 2	Level 3	Value
Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$36,659	$—	$—	$36,659
U.S. Agencies	—	37,592	—	37,592
Collateralized mortgage obligations — residential	—	36,655	—	36,655
Mortgage pass-through securities — residential	—	73,692	—	73,692
Obligations of states and political subdivisions	—	696,163	—	696,163
Corporate bonds	—	93,476	—	93,476
Collateralized mortgage obligations — commercial	—	29,378	—	29,378
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	4,997	—	4,997
Consumer credit receivables	—	15,531	—	15,531
Other	—	10,503	—	10,503

Total fixed income securities	36,659	997,987	—	1,034,646
Equity securities at fair value	1,231	—	—	1,231
Short-term investments at fair value (a)	30,616	49,990	—	80,606

Total assets	$68,506	$1,047,977	$—	$1,116,483

(a)	Includes commercial paper and money market funds.
5. Reserves for Losses and Loss Adjustment Expenses
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Reserves at beginning of period:
Gross	$453,724	$482,188	$428,724	$472,842
Ceded reinsurance	91,659	157,547	83,691	150,496

Net reserves at beginning of period	362,065	324,641	345,033	322,346

Net incurred loss and loss adjustment expenses:
Provision for insured events of current year	30,979	27,453	60,616	53,419
Decrease in provision for insured events of prior years	(4)	(63)	(53)	(61)

Total net incurred	30,975	27,390	60,563	53,358

Net payments attributable to:
Current year events	2,825	1,725	3,606	2,540
Prior year events	11,199	7,561	22,974	30,419

Total net payments	14,024	9,286	26,580	32,959

Net reserves at end of period	379,016	342,745	379,016	342,745
Ceded reinsurance at end of period	40,796	152,296	40,796	152,296

Gross reserves at end of period	$419,812	$495,041	$419,812	$495,041

6. Debt
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of June 30, 2009, none of these preferred securities have been redeemed.

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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $62.8 million, consisting of annual dividend payments of approximately $1.3 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of June 30, 2009 and 2008, the interest rate on the junior subordinated debenture was 4.258% and 6.051%, respectively.
     On June 30, 2008, the Company’s credit facility matured. There was no outstanding balance under this facility (the “2005 Credit Facility”) during 2008. The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the three and six months ended June 30, 2008.
     The term of borrowings under the 2005 Credit Facility was fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the six months ended June 30, 2008. As such, the Company incurred only the facility fee of 0.300% through the first six months of 2008.
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
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$53	$59	$106	$118
Interest cost	135	145	269	290
Amortization of prior service cost	(41)	(26)	(81)	(53)
Net amortization of actuarial loss	—	6	—	12

Net periodic benefit cost	$147	$184	$294	$367

     The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2009. As of June 30, 2009, less than $0.1 million of contributions have been made to the postretirement benefit plans.

8. Commitments and Contingencies
     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.
9. Income Taxes
     The Company is subject to taxation in the United States and various state jurisdictions. On July 22, 2009, the Internal Revenue Service notified the Company that the ongoing examination of the Company’s tax return for the year 2006 had been completed and no changes were made to the Company’s reported tax. The Company’s tax years 2005 through 2008 remain open as to the applicable statute of limitations and are subject to examination by the Internal Revenue Service.
     The Company has not recognized any liabilities for uncertain income taxes as of June 30, 2009 or December 31, 2008, respectively. Also, the Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
10. Stockholders Equity
     The compensation expense recorded for the Company’s stock-based compensation plan was $0.4 million for both the three months ended June 30, 2009 and 2008, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation arrangements was $0.1 million for both the three months ended June 30, 2009 and 2008, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation was $0.3 million for both the six months ended June 30, 2009 and 2008, respectively. The amount of cash received from the exercise of stock options was $0.2 million for the three months ended June 30, 2009 and less than $0.1 million for the three months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, the amount of cash received was $1.1 million and $0.2 million, respectively.
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
     On February 6, 2009, 217,960 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $8.95 for these options. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 1.95%; dividend yield of 0.0%; expected option life of 5.3 years and volatility of 51.8%. The Company estimated the expected option life of the 2009 grant based on its analysis of past exercise patterns for similar options. As of June 30, 2009, the number of shares available for granting of options under the 2006 Plan was 2,238,255.
     On February 8, 2008, 259,380 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $6.32 for these options. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.7%; dividend yield of 0.0%; expected option life of 5.3 years and volatility of 38.3%. The Company estimated the expected option life of the 2008 grant based on its analysis of past exercise patterns for similar options. As of June 30, 2008, the number of shares available for granting of options under the 2006 Plan was 2,432,005.
     A summary of option activity for the six months ended June 30, 2009 and 2008 is presented below:

		Weighted
		Average
	Shares	Exercise
	Subject	Price Per
	To Option	Share
Outstanding options at January 1, 2008	1,054,588	$14.53
Options granted	259,380	$16.35
Options forfeited	(20,060)	$16.79
Options expired	(4,700)	$12.11
Options exercised	(16,300)	$11.32

Outstanding options at June 30, 2008	1,272,908	$14.92

Outstanding options at January 1, 2009	1,221,118	$14.93
Options granted	217,960	$18.85
Options forfeited	(4,030)	$17.74
Options expired	(1,690)	$15.79
Options exercised	(81,680)	$11.54

Outstanding options at June 30, 2009	1,351,678	$15.76

     A summary of the status of the Company’s non-vested options as of June 30, 2009 and 2008 and changes during the six months then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value
Non-vested options at January 1, 2008	554,557	$7.23
Options granted	259,380	$6.32
Options vested	(79,085)	$9.04
Options forfeited	(20,060)	$6.87

Non-vested options at June 30, 2008	714,792	$6.71

Non-vested options at January 1, 2009	545,095	$7.29
Options granted	217,960	$8.95
Options vested	(136,849)	$7.82
Options forfeited	(4,030)	$7.57

Non-vested options at June 30, 2009	622,176	$7.76

     A summary of the options vested or expected to vest and options exercisable as of June 30, 2009 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
June 30, 2009	1,270,966	$15.58	$993,191	6.9 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
June 30, 2009	729,502	$13.94	$962,683	5.8 years
     The total intrinsic value of options exercised was $0.1 million and less than $0.1 million for the three months ended June 30, 2009 and 2008, respectively, and $0.5 million and less than $0.1 million for the six months ended June 30, 2009 and 2008, respectively. The tax benefits recognized by the Company for these exercises were $0.1 million and $0.2 million for the three and six months ended June 30, 2009 respectively. For the three and six months ended June 30, 2008, the tax benefits recognized for these exercises were negligible.

     As of June 30, 2009, there was $2.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2009 — $0.8 million; 2010 — $0.8 million; 2011 — $0.4 million; and 2012 — $0.1 million.
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

     The following table shows the estimated liability as of June 30, 2009 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves
Contract	$45,982	$253,893	$299,875
Commercial	53,448	51,283	104,731
Fidelity and other	4,586	10,620	15,206

Total	$104,016	$315,796	$419,812

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
     Fixed income securities in an unrealized loss position that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired. These securities are written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Income. Fixed income securities in an unrealized loss position for which management believes a credit loss exists are considered to be other-than-temporarily impaired. For those securities, the Company bifurcates the impairment into a credit component and a non-credit component. The credit component, which represents the difference between discounted cash flows and the fixed income security’s amortized cost, is recognized in earnings and the non-credit component is recognized in other comprehensive income. Cash flows from purchases, sales and maturities of fixed income and equity securities are reported gross in the investing activities section of the Condensed Consolidated Statements of Cash Flows.
     The amortized cost of fixed income securities is determined based on cost and the cumulative effect of amortization of premiums and accretion of discounts using the interest method. Such amortization and accretion are included in investment income. For mortgage-backed and asset-backed securities, the Company considers estimates of future prepayments in the calculation of the effective yield used to apply the interest method. If a difference arises between the anticipated prepayments and the actual prepayments, the Company recalculates the effective yield based on actual prepayments and the currently anticipated future prepayments. The amortized costs of such securities are adjusted to the amount that would have resulted had the recalculated effective yields been applied since the acquisition of the securities with a corresponding charge or credit to investment income. Prepayment estimates are based on the structural elements of specific securities, interest rates and generally recognized prepayment speed indices.
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

Intangible Assets
     CNA Surety’s Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 include intangible assets of approximately $138.8 million. This amount primarily represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp. (“Capsure”).
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
Deferred Policy Acquisitions Costs
     Policy acquisition costs, consisting of commissions, premium taxes and other underwriting expenses which vary with, and are primarily related to, the production of business, net of reinsurance commissions, are deferred and amortized as a charge to income as the related premiums are earned. The Company periodically tests that deferred policy acquisition costs are recoverable based on the expected profitability embedded in the reserve for unearned premium. If the expected profitability is less than the balance of deferred policy acquisition costs, a charge to net income is taken and the deferred policy acquisition cost balance is reduced to the amount determined to be recoverable. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs.
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
Comparison of CNA Surety Actual Results for the Three and Six Months Ended June 30, 2009 and 2008
Analysis of Net Income
     Net income for the three months ended June 30, 2009 was $22.2 million, or $0.50 per diluted share, compared to $24.1 million, or $0.54 per diluted share, for the same period in 2008. The decrease in net income reflects lower earned premium and the impact of a higher loss ratio, partially offset by a lower expense ratio and higher net investment income.
     Net income for the six months ended June 30, 2009 was $43.0 million, or $0.97 per diluted share, compared to $47.0 million, or $1.06 per diluted share, in 2008. The decrease in net income reflects lower earned premium and the impact of a higher loss ratio, partially offset by a lower expense ratio and higher net investment income.
     The components of net income are discussed in the following sections.
Results of Insurance Operations
     Underwriting components for the Company for the three and six months ended June 30, 2009 and 2008 are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross written premiums	$116,834	$124,312	$227,959	$240.937

Net written premiums	$110,115	$116,377	$214,134	$224,821

Net earned premiums	$105,695	$108,477	$206,846	$211,118

Net losses and loss adjustment expenses	$30,975	$27,390	$60,563	$53,358

Net commissions, brokerage and other expenses	$55,917	$57,825	$110,195	$113,112

Loss ratio	29.3%	25.2%	29.3%	25.3%
Expense ratio	52.9	53.3	53.3	53.6

Combined ratio	82.2%	78.5%	82.6%	78.9%

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
     Gross written premium, which is the aggregate of direct written premiums and assumed written premiums, for the three months and six months ended June 30, 2009 and 2008 is shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contract	$76,129	$83,396	$143,484	$155,348
Commercial	33,438	33,266	68,416	68,861
Fidelity and other	7,267	7,650	16,059	16,728

	$116,834	$124,312	$227,959	$240,937

     For the quarter ended June 30, 2009, gross written premiums decreased 6.0 percent to $116.8 million compared to $124.3 million for the quarter ended June 30, 2008. Contract surety gross written premiums decreased 8.7 percent to $76.1 million in the second quarter due to lower demand resulting from fewer new construction projects. Commercial surety written premiums increased slightly to $33.4 million in the quarter due to selective growth opportunities in large commercial business.
     For the six months ended June 30, 2009, gross written premiums decreased 5.4 percent to $228.0 million compared to $240.9 million for the six-month period ended June 30, 2008. Gross written premiums for contract surety decreased 7.6 percent to $143.5 million due to lower demand resulting from fewer new construction projects. Commercial surety decreased 0.6 percent to $68.4 million in the first half of 2009, reflecting adverse economic conditions.
     The Company’s insurance subsidiaries purchase reinsurance from other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. The cost of this reinsurance is recorded as ceded written premium. Ceded written premium decreased $1.2 million and $2.3 million for the three and six-month periods ended June 30, 2009, respectively, compared to the same periods in 2008. The Company’s decision to increase the per principal retention from $10.0 million to $15.0 million resulted in lower ceded premiums on the core reinsurance program.
     Net written premiums, which is gross written premiums less ceded written premiums, for the three months and six months ended June 30, 2009 and 2008 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contract	$70,127	$76,206	$131,152	$140,798
Commercial	32,721	32,521	66,923	67,295
Fidelity and other	7,267	7,650	16,059	16,728

	$110,115	$116,377	$214,134	$224,821

     For the quarter ended June 30, 2009, net written premiums decreased 5.4 percent to $110.1 million compared to $116.4 million for the quarter ended June 30, 2008 reflecting the decrease in gross written premium, slightly offset by lower ceded premium.
     Net written premiums for the six months ended June 30, 2009 decreased 4.8 percent to $214.1 million compared to $224.8 million for the six months ended June 30, 2008 reflecting the decrease in gross written premium, partially offset by lower ceded premium.
     Net written premiums are recognized as revenue over the policy term as net earned premiums. Net earned premiums for the three months and six months ended June 30, 2009 and 2008 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contract	$65,207	$67,708	$126,499	$130,498
Commercial	32,821	32,917	65,038	64,994
Fidelity and other	7,667	7,852	15,309	15,626

	$105,695	$108,477	$206,846	$211,118

     For the quarter ended June 30, 2009, net earned premiums decreased 2.6 percent to $105.7 million as compared to the second quarter of 2008, primarily due to the decrease in net written premiums described above.

     For the six months ended June 30, 2009, net earned premiums decreased 2.0 percent to $206.8 million, primarily due to the decrease in net written premiums described above.
Net Loss Ratio
     The net loss ratio was 29.3% for the three months ended June 30, 2009 compared with 25.2% for the same period in 2008. The net loss ratio was 29.3% for the six months ended June 30, 2009 compared with 25.3% for the same period last year. The increase in the ratio reflects a higher loss ratio selection for the current accident year in light of economic conditions. These loss ratios include revisions of prior accident year reserves, known as reserve development. These nominal reductions had no effect on the loss ratio for the three and six-month periods ended June 30, 2009. The loss ratio for the three months ended June 30, 2008 reflected a 0.1 percentage point decrease due to such revisions. The loss ratio for the six months ended June 30, 2008 was not impacted by similar reductions.
Expense Ratio
     The expense ratio was 52.9% for the three months ended June 30, 2009 as compared with 53.3% for the same period in 2008. The expense ratio was 53.3% for the six months ended June 30, 2009 as compared with 53.6% for the same period in 2008. These ratios decreased primarily due to lower ceded premium which more than offset the upward pressure on the ratio generally associated with a period of declining written premiums.
Investment Income and Realized Investment Gains/Losses
     Net investment income for the quarter ended June 30, 2009 was $12.6 million compared to $11.7 million during the second quarter of 2008 due to an increase in invested assets, partially offset by lower yields, particularly on short-term investments. The annualized pre-tax yields were 4.3% and 4.5% for the three months ended June 30, 2009 and 2008, respectively.
     Net investment income for the six months ended June 30, 2009 was $24.8 million compared to $23.5 million for the same period in 2008. The increase reflects the impact of higher overall invested assets. The annualized pre-tax yields were 4.3% and 4.5% for the six months ended June 30, 2009 and 2008, respectively. The decrease in annualized yields was primarily due to a decline in short-term yields.
     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$43	$—	$43	$—
Gross realized investment losses:
Other-than-temporary impairment losses	(116)	—	(116)	—
Realized losses from sales	—	(19)	—	(19)

Total gross realized investment losses	(116)	(19)	(116)	(19)

Net realized investment losses on fixed income securities	(73)	(19)	(73)	(19)

Equity securities:
Gross realized investment gains	27	8	27	10
Gross realized investment losses:
Other-than-temporary impairment losses	—	—	(46)	—
Realized losses from sales	—	(9)	(20)	(20)

Total gross realized investment losses	—	(9)	(66)	(20)

Net realized investment gains (losses) on equity securities	27	(1)	(39)	(10)

Other	(1)	(1)	(1)	(1)

Net realized investment losses	$(47)	$(21)	$(113)	$(30)

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
Interest Expense
     The benchmark interest rate for the Company’s variable interest rate debt is the London Interbank Offered Rate (“LIBOR”). Due to lower three-month LIBOR rates, interest expense decreased by 32.5 percent for both the three and six months ended June 30, 2009 as compared with the same periods in 2008. Weighted average debt outstanding was $30.9 million for each of these periods. The weighted average interest rate for the three months ended June 30, 2009 was 4.4% as compared with 6.2% for the same period in 2008. The weighted average interest rate for the six months ended June 30, 2009 was 4.8% as compared with 6.8% for the same period in 2008.
Income Taxes
     The Company’s income tax expense was $8.8 million and $17.0 million for the three and six months ended June 30, 2009, respectively. The Company’s income tax expense was $10.4 million and $20.0 million for the three and six months ended June 30, 2008, respectively. The effective income tax rates for the three and six months ended June 30, 2009 were 28.4% and 28.3%, respectively. The effective income tax rates for the three and six months ended June 30, 2008 were 30.2% and 29.9%, respectively. The Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $6.5 million and $13.1 million for the three and six months ended June 30, 2009, respectively. Tax-exempt investment income was $5.9 million and $11.7 million for the three and six months ended June 30, 2008, respectively.
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
Excess of Loss Reinsurance
     The Company’s reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company’s retention on a per principal basis. The Company’s reinsurance coverage is provided by third party reinsurers and related parties. Due to the terms and conditions of these excess of loss treaties, reinsurers may cover some principals in one year but then exclude these same principals in subsequent years. As a result, the Company may have exposures to these principals that have limited or no reinsurance coverage.
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
     The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed with the same terms on January 1, 2009 and expires on December 31, 2009 and is annually renewable thereafter. Effective June 30, 2009, the Company and CCC agreed to an addendum to this agreement that is discussed below.
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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through June 30, 2009.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through both June 30, 2009 and December 31, 2008, losses incurred under the Stop Loss Contract were $48.9 million. At June 30, 2009 and December 31, 2008 these losses incurred are net of $2.1 million related to expected indemnity recoveries. As a result of favorable development during the fourth quarter of 2008, the Company paid CCC $0.7 million in 2009 under the Stop Loss Contract.
     The Company and CCC previously participated in a $40 million excess of $60 million reinsurance contract effective from January 1, 2005 to December 31, 2005 providing coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. The premium for this contract was $3.0 million plus an additional premium of $6.0 million if a loss was ceded under this contract. In the second quarter of 2005, this contract was amended to provide unlimited coverage in excess of the $60 million retention, to increase the premium to $7.0 million and to eliminate the additional premium provision. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty which was from January 1, 2005 to December 31, 2005. The Company and CCC agreed by addendum to extend this contract for twelve months beginning on January 1, 2006, 2007, 2008 and 2009. Additional premiums for these periods were $0.8 million, $0.5 million, $0.2 million and less than $0.1 million, respectively, and were based on the level of actual premiums written on bonds for the large national contractor.
     On June 30, 2009, the Company and CCC agreed by addendum to terminate the reinsurance contract discussed in the preceding paragraph under which the Company had ceded losses and loss adjustment expenses of $50.0 million through both June 30, 2009 and December 31, 2008. Unpaid ceded losses under this contract on June 30, 2009, prior to the termination becoming effective, were $50.0 million compared to $46.8 million at December 31, 2008. As a result of indemnification recoveries during the first quarter of 2009, $3.2 million was returned to CCC. In addition to the termination of this contract, the Company and CCC agreed to commute the Quota Share Treaty as regards premium and losses for the large national contractor. The impact of this commutation was a decrease of gross loss reserves of $51.8 million. Further, the Services and Indemnity Agreement was amended by addendum to specifically extend the Company’s authority to conduct administrative, management, underwriting and claim functions as respects business of the large national contractor until CCC’s bonds have expired and claims have been settled or closed.
     Under the terms of the agreements effecting this commutation, the Company paid CCC $1.8 million. This settlement reflects the difference between the Company’s $60.0 million retention under the reinsurance contract and $58.2 million paid by the Company for losses of the large national contractor through June 30, 2009. These transactions had no net impact on the results of operations for the three or six months ended June 30, 2009.
     As of June 30, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $11.2 million. As a result of the commutation, this amount includes only premiums receivable. At December 31, 2008, the Company’s insurance receivable balance from CCC and CIC was $60.4 million, including $46.1 million of reinsurance recoverables and $14.3 million of premiums receivable, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of June 30, 2009. CNA Surety had reinsurance payables to CCC and CIC of $1.2 million as of December 31, 2008.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $27.4 million and $29.7 million at June 30, 2009 and December 31, 2008, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.
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
     At June 30, 2009, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,126.8 million of fixed income securities, $64.3 million of short-term investments and $3.3 million of cash. At December 31, 2008, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,034.6 million of fixed income securities, $72.1 million of short-term investments and $4.1 million of cash.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At June 30, 2009, the parent company’s invested assets consisted of $1.4 million of equity securities, $3.9 million of short-term investments and $3.1 million of cash. At December 31, 2008, the parent company’s invested assets consisted of $1.2 million of equity securities, $8.5 million of short-term investments and $4.6 million of cash. At June 30, 2009 and December 31, 2008, parent company short-term investments and cash included $5.5 million and $11.5 million, respectively, of restricted cash primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $31.5 million for the three months ended June 30, 2009 compared to net cash flow provided by operating activities of $35.1 million for the comparable period in 2008. The decrease in net cash flow provided by operating activities primarily relates to higher loss and loss adjustment expense payments, which included the payment related to the commutation of the reinsurance treaties discussed above, partially offset by lower ceded premiums.
     The Company’s consolidated net cash flow provided by operating activities was $65.2 million for the six months ended June 30, 2009 compared to net cash flow provided by operating activities of $54.3 million for the comparable period in 2008. The increase in net cash flow provided by operating activities primarily relates to lower net loss and loss adjustment expense payments, lower ceded premiums and lower payments for income taxes and interest on the Company’s debt.
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at LIBOR plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of June 30, 2009, none of these preferred securities have been redeemed.
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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $62.8 million, consisting of annual dividend payments of approximately $1.3 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of June 30, 2009 and 2008, the interest rate on the junior subordinated debenture was 4.258% and 6.051%, respectively.
     On June 30, 2008, the Company’s credit facility matured. There was no outstanding balance under this facility (the “2005 Credit Facility”) during 2008. The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the three and six months ended June 30, 2008.
     The term of borrowings under the 2005 Credit Facility was fixed, at the Company’s option, for a period of one, two, three, or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the six months ended June 30, 2008. As such, the Company incurred only the facility fee of 0.300% through the first six months of 2008.
     The Company does not have any material off-balance sheet arrangements as defined by Item 303 of Regulation S-K under the Exchange Acts of 1933 and 1934.

     A summary of the Company’s commitments as of June 30, 2009 is presented in the following table (in millions):

Contractual Obligations as of June 30, 2009	2009	2010	2011	2012	2013	Thereafter	Total
Debt (a)	$0.7	$1.3	$1.3	$1.3	$1.3	$57.9	$63.8
Operating leases	1.1	2.0	1.9	0.9	—	—	5.9
Loss and loss adjustment expense reserves	61.6	124.1	91.4	46.8	30.2	65.7	419.8
Other long-term liabilities (b)	0.3	1.1	0.9	0.6	0.4	9.1	12.4

Total	$63.7	$128.5	$95.5	$49.6	$31.9	$132.7	$501.9

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.
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
     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2009 is based on statutory surplus and income at and for the year ended December 31, 2008. Without prior regulatory approval in 2009, Western Surety may pay dividends of $108.5 million to CNA Surety. CNA Surety received dividends of $2.0 million from its insurance subsidiaries during the first six months of 2009. CNA Surety received no dividends from its non-insurance subsidiaries during the first six months of 2009. CNA Surety received $3.0 million in dividends from its insurance subsidiaries and no dividends from its non-insurance subsidiaries during the first six months of 2008.
     Combined statutory surplus totaled $597.1 million at June 30, 2009, resulting in an annualized net written premium to statutory surplus ratio of to 0.7 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2009 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $15 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of June 30, 2009, this regulation would limit Western Surety’s largest gross risk to $145.2 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the income tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received tax sharing payments of $19.5 million and $19.9 million from its subsidiaries for the six months ended June 30, 2009 and June 30, 2008, respectively.
     Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations, the maximum net retention on a single federal surety bond, are based on an insurer’s statutory surplus. Effective July 1, 2008 through June 30, 2009, the underwriting limitations of Western Surety and Surety Bonding were $43.5 million and $0.7 million, respectively. Effective July 1, 2009 through June 30, 2010, the underwriting limitations of Western Surety and Surety Bonding are $54.7 million and $0.7 million, respectively. Through the Quota Share Treaty previously discussed, CNA Surety has access to CCC and its affiliates’ U.S. Department of Treasury underwriting limitations. Effective July 1, 2008 through June 30, 2009, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty totaled $783.7 million. Effective July 1, 2009 through June 30, 2010, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty total $732.3 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

     CNA Surety management believes that the Company has sufficient available resources, including capital protection against large losses provided by the Company’s excess of loss reinsurance arrangements, to meet its present capital needs.
Insurance Regulation and Supervision
     CNA Surety’s insurance subsidiaries are subject to regulation and supervision by the various insurance regulatory authorities of the states in which they conduct business. Such supervision includes periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities; however, they may be performed by any jurisdiction in which the insurer transacts business. During 2008, the South Dakota Division of Insurance began preliminary work on its financial examination of Western Surety, Surety Bonding and Universal Surety as of and for the period January 1, 2004 through December 31, 2008. The information systems portion of the examination was completed in March 2009 and the Company’s responses to the comments and recommendations provided were comprehensive and will be summarized in the final report. The Company does not expect the results of the ongoing examination to have a material impact on the results of operations and financial condition of its insurance subsidiaries.
Financial Condition
Investment Portfolio
      The estimated fair value, gross unrealized gains, gross unrealized losses, other-than temporary impairments (“OTTI”) and amortized cost of fixed income securities and the fair value, gross unrealized gains, gross unrealized losses and cost of equity securities held by CNA Surety at June 30, 2009, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
June 30, 2009	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$32,770	$1,204	$(9)	$—	$33,965	$—
U.S. Agencies	33,868	621	—	—	34,489	—
Collateralized mortgage obligations — residential	32,992	1,337	—	—	34,329	—
Mortgage pass-through securities — residential	61,453	2,006	—	—	63,459	—
Obligations of states and political subdivisions	690,451	24,270	(1,769)	(9,148)	703,804	—
Corporate bonds	188,342	6,360	(969)	(1,049)	192,684	—
Collateralized mortgage obligations — commercial	35,054	—	(121)	(3,129)	31,804	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	6,576	—	—	(2,588)	3,988	(1,708)
Consumer credit receivables	16,766	564	—	(241)	17,089	—
Other	10,735	466	—	—	11,201	—

Total fixed income securities	1,109,007	36,828	(2,868)	(16,155)	1,126,812	$(1,708)

Equity securities	1,344	81	—	—	1,425

Total	$1,110,351	$36,909	$(2,868)	$(16,155)	$1,128,237

     The estimated fair value and amortized cost or cost of fixed income and equity securities held by CNA Surety at December 31, 2008, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2008	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$33,140	$3,519	$—	$—	$36,659
U.S. Agencies	36,476	1,116	—	—	37,592
Collateralized mortgage obligations — residential	35,671	984	—	—	36,655
Mortgage pass-through securities — residential	72,203	1,489	—	—	73,692
Obligations of states and political subdivisions	697,305	19,730	(6,929)	(13,943)	696,163
Corporate bonds	96,048	1,711	(2,430)	(1,853)	93,476
Collateralized mortgage obligations — commercial	35,025	—	(2,040)	(3,607)	29,378
Other asset-backed securities:
Second mortgages/home equity loans — residential	7,956	—	(779)	(2,180)	4,997
Consumer credit receivables	17,239	—	(1,708)	—	15,531
Other	10,753	23	(273)	—	10,503

Total fixed income securities	1,041,816	28,572	(14,159)	(21,583)	1,034,646
Equity securities	1,231	—	—	—	1,231

Total	$1,043,047	$28,572	$(14,159)	$(21,583)	$1,035,877

     The following table provides the composition of fixed income securities with an unrealized loss at June 30, 2009 in relation to the total of all fixed income securities by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss
Due after one year through five years	11%	6%
Due after five years through ten years	22	12
Due after ten years	54	50
Asset-backed securities	13	32

Total	100%	100%

     The following table summarizes for fixed income securities in an unrealized loss position at June 30, 2009 and December 31, 2008 the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	June 30, 2009		December 31, 2008
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade(a):
0-6 months	$136,874	$2,354	$109,973	$3,095
7-12 months	22,724	514	121,419	11,064
13-24 months	46,733	2,921	81,395	12,010
Greater than 24 months	96,619	11,526	33,450	9,573

Total investment grade	302,950	17,315	346,237	35,742
Non-investment grade:
Greater than 24 months	1,755	1,708	—	—

Total	$304,705	$19,023	$346,237	$35,742

(a)	Investment grade is determined by using the Standard & Poor’s (“S&P”) rating. If a security is not rated by S&P, the Moody’s Investor Services (“Moody’s”) rating is used. Currently, all of the Company’s fixed income securities are rated by S&P or Moody’s.
     Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities (bonds) and equity securities as available-for-sale, and as such, they are carried at fair value.

     A security is in an unrealized loss position, or impaired, if the fair value of the security is less than its amortized cost adjusted for accretion, amortization and previously recorded other-than-temporary impairment losses. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
     A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. The Company follows a consistent and systematic process for identifying securities that sustain other-than-temporary declines in value. The Company has established a watch list that is reviewed by the Chief Financial Officer and one other executive officer on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition and near-term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.
     When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors. The decision to record an other-than-temporary impairment loss incorporates both quantitative criteria and qualitative information.
     In determining whether an equity security is other-than-temporarily impaired, the Company considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near-term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value and (d) general market conditions and industry or sector specific factors. Currently, the Company’s equity portfolio is comprised solely of mutual funds related to the Company’s deferred compensation plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees. Due to the nature of the plan, the Company does not assert the ability to hold these securities until their recovery in value. As such, if any of these securities are in an unrealized loss position, they are considered to be other-than-temporarily impaired.
     For equity securities for which an other-than-temporary impairment loss has been identified, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Income.
     Fixed income securities in an unrealized loss position that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired. These securities are written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Income.
     The remaining fixed income securities in an unrealized loss position are evaluated to determine if a credit loss exists. To determine if a credit loss exists, the Company considers a number of factors including, but not limited to: (a) the financial condition and near-term prospects of the issuer, (b) credit ratings of the securities, (c) whether the debtor is current on interest and principal payments , (d) the length of time and the extent to which the market value has been less than book value and (e) general market conditions and industry or sector specific factors.
     In addition to these factors, the Company considers the results of discounted cash flow modeling using assumptions representative of current market conditions as well as those specific to the Company’s particular security holdings. For asset-backed and mortgage-backed securities, the focus of this analysis is on assessing the sufficiency and quality of underlying collateral and timing of cash flows. If the discounted expected cash flows for a security equal or exceed the amortized cost of that security, no credit loss exists and the security is deemed to be temporarily impaired.
     Fixed income securities in an unrealized loss position for which management believes a credit loss exists are considered to be other-than-temporarily impaired. For these fixed income securities, the Company bifurcates OTTI losses into a credit component and a non-credit component. The credit component, which represents the difference between the discounted expected cash flows and the fixed income security’s amortized cost, is recognized in earnings. The non-credit component is recognized in other comprehensive income and represents the difference between fair value and the discounted cash flows that the Company expects to collect.
     At June 30, 2009, the Company holds 215 fixed income securities in an unrealized gain position with a total estimated fair value of $822.1 million and an aggregate gross unrealized gain of $36.8 million.

     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating (a). The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated
June 30, 2009	AAA	AA	A	BBB	Total	Count	Fair Value
Fixed income securities:
Investment grade:
U.S. Treasury	$9	$—	$—	$—	$9	1	$3,658
Obligations of states and political subdivisions	2,053	3,517	1,993	3,354	10,917	42	219,057
Corporate bonds	8	69	1,241	700	2,018	11	41,441
Collateralized mortgage obligations — commercial	3,250	—	—	—	3,250	7	31,804
Other asset-backed securities:
Second mortgages/home equity loans — residential	880	—	—	—	880	1	2,232
Consumer credit receivables	—	—	241	—	241	1	4,758

Total investment grade	6,200	3,586	3,475	4,054	17,315	63	302,950
Non-investment grade:
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	—	—	1,708	1	1,755

Total non-investment grade	—	—	—	—	1,708	1	1,755

Total	$6,200	$3,586	$3,475	$4,054	$19,023	64	$304,705

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. Currently, all of the Company’s fixed income securities are rated by S&P or Moody’s.
     The one non-investment grade asset-backed security in an unrealized loss position is collateralized by sub-prime home loans originated prior to 2005. Based on the Company’s June 30, 2009 discounted cash flow analysis, the Company determined this security was other-than-temporarily impaired. The significant assumptions considered by the Company in its cash flow projections included delinquency rates, probable risk of default, over-collateralization and credit support from lower level tranches. The Company recorded OTTI losses of $0.1 million in earnings in addition to the $1.7 million unrealized losses shown above and recorded in other comprehensive income. The Company’s exposure to sub-prime home loans includes this security and one additional asset-backed security with an estimated fair value of $2.2 million and is an unrealized loss position of $0.9 million (28.3% of its amortized cost) at June 30, 2009. The Company believes the unrealized losses on these securities are primarily attributable to broader economic conditions and liquidity concerns and are not indicative of the quality of the underlying collateral. In the first six months of 2009, the Company received a total of $1.3 million of repayments on these securities.
     Of the 63 investment grade securities in an unrealized loss position, three were in a loss position that exceeded 20% of the security’s amortized cost. Eight other securities were in an unrealized loss position that exceeded 10% of each security’s amortized cost and seven additional securities were in an unrealized loss position that exceeded 5% of each security’s amortized cost. The security with the largest unrealized loss in dollars was issued by a governmental utility authority and was in an unrealized loss position of $2.5 million (22.6% of its amortized cost). Gross unrealized losses on the Company’s fixed income portfolio have improved from $35.7 million at December 31, 2008 and $31.8 million at March 31, 2009. The Company believes that the unrealized losses are primarily due to credit spread widening, and to a lesser extent, market illiquidity and certain asset classes being out of favor with investors.
     In addition to the asset-backed securities collateralized by sub-prime home loans, the Company’s other asset-backed holding in an unrealized loss position is a consumer credit receivable security collateralized by auto loan receivables, some of which are sub-prime. The unrealized loss position on this security is about 5% of the security’s amortized cost. The Company believes that this security will recover in value based on the current performance of the underlying collateral and the amount of credit support available to our holdings.
     The Company holds seven commercial collateralized mortgage-backed securities that each are in an unrealized loss position ranging from 2% to 15% of the security’s amortized cost. The overall unrealized loss position of these securities improved from $6.0 million at March 31, 2009 to $3.3 million at June 30, 2009. The Company believes that these securities will recover in value based on the current performance of the underlying collateral, the senior or super-senior position of each of the holdings and the amount of credit support available to our holdings.
     As of June 30, 2009, $419.5 million of the Company’s investments were guaranteed by one of three major mono-line bond insurers. This includes $413.0 million of bonds of states and political subdivisions, or about 59% of the Company’s investment in this type of security. Investments in obligations of states and political subdivisions represent approximately 59% of the Company’s invested assets. The ratings on these securities reflect the higher of the underlying rating of the issuer or the insurer’s rating. Of the $413.0 million of bonds that were insured, only $110.9 million of these securities reflect credit rating enhancement due to the guarantee. The underlying ratings of the enhanced securities are $85.0 million AA, $25.4 million A and $0.5 million BBB. The underlying ratings of these holdings remain very strong and carry an average rating of AA. The Company views bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased. Based on the strong underlying credit quality of its insured bonds of states and political subdivisions, the Company believes that any impact of potential ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.
     The Company has no current intent to sell any of the securities in an unrealized loss position, nor is it more likely than not that it will be required to sell these securities prior to recovery of amortized cost. The Company believes that all of the securities in an unrealized loss position will recover in value and that none of these unrealized losses were due to factors regarding credit-worthiness. Based on the current facts and circumstances of the Company’s particular security holdings, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position are required to be recorded.
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
Impact of Pending Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, and the related scope exceptions from FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”. It also modifies the de-recognition conditions related to legal isolation and effective control and adds additional disclosure requirements for transfers of financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), which announced that the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial condition or results of operations.
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
     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected at June 30, 2009 reflect the Company’s expectations of the reasonably possible scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of June 30, 2009. At December 31, 2008, the hypothetical changes in market interest rates reflected the Company’s expectations of the reasonably possible best or worst case scenarios over a one year period. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	June 30,	Interest Rate	Change in	Stockholders’
	2009	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$166,242	200 bp increase	$154,870	(0.9)%
		150 bp increase	157,967	(0.6)
		100 bp increase	160,947	(0.4)
		50 bp increase	163,760	(0.2)

States, municipalities and political subdivisions	703,804	200 bp increase	618,970	(6.7)
		150 bp increase	638,364	(5.1)
		100 bp increase	661,434	(3.3)
		50 bp increase	682,255	(1.7)

Corporate bonds	192,684	200 bp increase	172,805	(1.6)
		150 bp increase	177,498	(1.2)
		100 bp increase	182,370	(0.8)
		50 bp increase	187,429	(0.4)

Mortgage-backed and asset-backed	64,082	200 bp increase	60,886	(0.3)
		150 bp increase	61,659	(0.2)
		100 bp increase	62,450	(0.1)
		50 bp increase	63,257	(0.1)

Total fixed income securities available-for-sale	$1,126,812	200 bp increase	1,007,531	(9.4)
		150 bp increase	1,035,488	(7.2)
		100 bp increase	1,067,201	(4.7)
		50 bp increase	1,096,701	(2.4)

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2008	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$184,598	200 bp increase	$172,966	(1.0)%
		100 bp increase	179,485	(0.4)
		100 bp decrease	187,485	0.2
		200 bp decrease	189,197	0.4

States, municipalities and political subdivisions	696,163	200 bp increase	613,030	(7.0)
		100 bp increase	652,614	(3.7)
		100 bp decrease	743,635	4.0
		200 bp decrease	786,829	7.7

Corporate bonds	93,476	200 bp increase	84,743	(0.7)
		100 bp increase	88,962	(0.4)
		100 bp decrease	98,115	0.4
		200 bp decrease	101,424	0.7

Mortgage-backed and asset-backed	60,409	200 bp increase	56,769	(0.3)
		100 bp increase	58,563	(0.2)
		100 bp decrease	62,039	0.1
		200 bp decrease	62,557	0.2

Total fixed income securities available-for-sale	$1,034,646	200 bp increase	927,508	(9.1)
		100 bp increase	979,624	(4.7)
		100 bp decrease	1,091,274	4.8
		200 bp decrease	1,140,007	8.9
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
ITEM 1a. RISK FACTORS — Information on the Company’s risk factors is set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None.
ITEM 5. OTHER INFORMATION — Reports on Form 8-K:
     May 1, 2009; CNA Surety Corporation Earnings Press Release issued on May 1, 2009.
ITEM 6. EXHIBITS

	Exhibit Number
Form of Commutation and Release Agreement as respects certain business under the Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on February 19, 2008 as Exhibit 10(38) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference)	10	(40)

Form of Termination Addendum to Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America and Surety Bonding Company of America and Continental Casualty Company (filed on March 1, 2005 as Exhibit 10(13) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference)	10	(41)

Form of Addendum No. 1 to the Services and Indemnity Agreement by and between Western Surety Company and Continental Casualty Company (filed on November 14, 2002 as Exhibit 10(5) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference)	10	(42)

Form of Administrative Services Agreement by and between Western Surety Company and Continental Casualty Company	10	(43)

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31	(1)

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31	(2)

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32	(1)

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32	(2)

*	Exhibits 32(1) and 32(2) are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CNA SURETY CORPORATION (Registrant)

/s/ John F. Welch John F. Welch
President and Chief Executive Officer

/s/ John F. Corcoran John F. Corcoran
Senior Vice President and Chief Financial Officer

Date: July 31, 2009

EXHIBIT INDEX

10(40)	Form of Commutation and Release Agreement as respects certain business under the Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on February 19, 2008 as Exhibit 10(38) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference).

10(41)	Form of Termination Addendum to Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America and Surety Bonding Company of America and Continental Casualty Company (filed on March 1, 2005 as Exhibit 10(13) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference).

10(42)	Form of Addendum No.1 to the Services and Indemnity Agreement by and between Western Surety Company and Continental Casualty Company (filed on November 14, 2002 as Exhibit 10(5) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).

10(43)	Form of Administrative Services Agreement by and between Western Surety Company and Continental Casualty Company.

31(1)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31(2)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.