Form 10-Q
period 2009-09-30
CNA SURETY CORP
filed 2009-10-30
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
44,267,471 shares of Common Stock, $.01 par value as of October 22, 2009.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
	(Amounts in thousands, except per
	share data)
Assets
Invested assets:
Fixed income securities, at fair value (amortized cost: $1,164,709 and $1,041,816)	$1,229,282	$1,034,646
Equity securities, at fair value (cost: $1,379 and $1,231)	1,553	1,231
Short-term investments, at cost (approximates fair value)	70,472	80,606

Total invested assets	1,301,307	1,116,483
Cash	7,890	9,596
Deferred policy acquisition costs	105,081	102,092
Insurance receivables:
Premiums, including $9,657 and $14,303 from affiliates, (net of allowance for doubtful accounts: $1,336 and $1,307)	43,556	36,948
Reinsurance, including $768 and $46,122 from affiliates	48,530	91,452
Deposit with affiliated ceding company	27,368	29,693
Goodwill and other intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Property and equipment, at cost (less accumulated depreciation and amortization: $37,433 and $33,506)	18,592	24,378
Prepaid reinsurance premiums (including $0 and $105 from affiliates)	266	420
Accrued investment income	14,383	13,464
Other assets	3,205	2,208

Total assets	$1,708,963	$1,565,519

Liabilities
Reserves:
Unpaid losses and loss adjustment expenses	$428,286	$428,724
Unearned premiums	262,616	258,824

Total reserves	690,902	687,548
Long-term debt	30,930	30,892
Deferred income taxes, net	34,282	9,647
Reinsurance and other payables to affiliates	90	1,680
Accrued expenses	14,305	20,056
Liability for postretirement benefits	10,443	9,283
Payable for securities purchased	—	8,398
Federal income tax payable	1,621	1,581
Other liabilities	41,628	29,139

Total liabilities	824,201	798,224
Commitments and contingencies (See Notes 3, 5, & 8)

Stockholders’ Equity
Common stock, par value $.01 per share, 100,000 shares authorized; 45,634 shares issued and 44,267 shares outstanding at September 30, 2009 and 45,544 shares issued and 44,168 shares outstanding at December 31, 2008	456	455
Additional paid-in capital	278,849	276,255
Retained earnings	578,199	509,644
Accumulated other comprehensive income (loss)	41,929	(4,286)
Treasury stock, 1,367 and 1,376 shares, at cost	(14,671)	(14,773)

Total stockholders’ equity	884,762	767,295

Total liabilities and stockholders’ equity	$1,708,963	$1,565,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Amount in thousands, except per share data)
Revenues:
Net earned premium	$109,703	$109,696	$316,549	$320,814
Net investment income	12,536	11,781	37,359	35,292
Net realized investment gains (losses):
Other-than-temporary impairment losses	—	(178)	(1,870)	(178)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	—	—	1,708	—

Net impairment losses recognized in earnings	—	(178)	(162)	(178)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	1,056	1	1,105	(29)

Total net realized investment gains (losses)	1,056	(177)	943	(207)

Total revenues	123,295	121,300	354,851	355,899

Expenses:
Net losses and loss adjustment expenses	24,429	8,745	84,992	62,103
Net commissions, brokerage and other underwriting expenses	62,169	61,694	172,364	174,806
Interest expense	319	508	1,096	1,659

Total expenses	86,917	70,947	258,452	238,568

Income before income taxes	36,378	50,353	96,399	117,331
Income tax expense	10,854	16,020	27,844	36,046

Net income	$25,524	$34,333	$68,555	$81,285

Earnings per common share	$0.58	$0.78	$1.55	$1.84

Earnings per common share, assuming dilution	$0.57	$0.78	$1.54	$1.84

Weighted average shares outstanding	44,263	44,138	44,240	44,139

Weighted average shares outstanding, assuming dilution	44,411	44,264	44,397	44,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	At Cost	Equity
Balance, January 1, 2008	44,121	$455	$274,069		$399,241	$8,800	$(14,860)	$667,705

Comprehensive income:
Net income	—	$—	$—	$81,285	81,285	—	—	$81,285
Other comprehensive income:
Change in unrealized gains (losses) on securities, after income tax benefit of $15,779 (net of reclassification adjustment of $8, after income tax expense of $5)	—	—	—	(29,304)	—	(29,304)	—	(29,304)
Adjustment to recognize re-measurement of accumulated postretirement benefit obligations, after income tax expense of $778	—	—	—	828	—	828	—	828
Net change related to postretirement benefits, after income tax benefit of $42	—	—	—	(79)	—	(79)	—	(79)

Total comprehensive income	—	—	—	$52,730	—	—	—	—

Stock-based compensation	—	—	1,327		—	—	—	1,327
Stock options exercised and other	38	—	382		—	—	87	469

Balance, September 30, 2008	44,159	$455	$275,778		$480,526	$(19,755)	$(14,773)	$722,231

Balance, January 1, 2009	44,168	$455	$276,255		$509,644	$(4,286)	$(14,773)	$767,295

Comprehensive income:
Net income	—	—	—	$68,555	68,555	—	—	68,555
Other comprehensive income:
Change in unrealized gains (losses) on securities, after income tax expense of $25,317 (net of reclassification adjustment of ($2,550), after income tax benefit of $1,373)	—	—	—	47,016	—	47,016	—	47,016
Other-than-temporary impairment losses not recognized in the Condensed Consolidated Statements of Income, after income tax benefit of $146	—	—	—	(270)	—	(270)	—	(270)
Adjustment to recognize re-measurement of accumulated postretirement benefit obligations, after income tax benefit of $150	—	—	—	(438)	—	(438)	—	(438)
Net change related to postretirement benefits, after income tax benefit of $28	—	—	—	(93)	—	(93)	—	(93)

Total comprehensive income	—	—	—	$114,770	—	—	—	—

Stock-based compensation	—	—	1,453		—	—	—	1,453
Stock options exercised and other	99	1	1,141		—	—	102	1,244

Balance, September 30, 2009	44,267	$456	$278,849		$578,199	$41,929	$(14,671)	$884,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$68,555	$81,285
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	543	(38)
Depreciation and amortization	4,516	4,238
Amortization of bond premium, net	3,534	2,007
Loss on disposal or impairment of property and equipment	4,921	1,130
Net realized investment (gains) losses	(943)	207
Stock-based compensation	1,453	1,327
Changes in:
Insurance receivables	35,771	23,965
Reserve for unearned premiums	3,792	12,621
Reserve for unpaid losses and loss adjustment expenses	(438)	(48,281)
Deposit with affiliated ceding company	2,325	3,792
Deferred policy acquisition costs	(2,989)	(2,681)
Deferred income taxes, net	(449)	(202)
Reinsurance and other payables to affiliates	(1,590)	(183)
Prepaid reinsurance premiums	154	191
Accrued expenses	(5,751)	(1,301)
Other assets and liabilities	(3,702)	7,167

Net cash provided by operating activities	109,702	85,244

Cash Flows from Investing Activities:
Fixed income securities:
Purchases	(260,383)	(99,751)
Maturities	84,747	25,602
Sales	50,115	24,402
Purchases of equity securities	(715)	(370)
Proceeds from the sale of equity securities	528	460
Changes in short-term investments	10,209	(32,830)
Purchases of property and equipment, net	(3,612)	(4,882)
Changes in receivables/payables for securities sold/purchased	(8,398)	—
Other, net	—	200

Net cash (used in) investing activities	(127,509)	(87,169)

Cash Flows from Financing Activities:
Employee stock option exercises and other	1,244	469
Investment custody account bank overdraft	14,857	—

Net cash provided by financing activities	16,101	469

Decrease in cash	(1,706)	(1,456)
Cash at beginning of period	9,596	10,230

Cash at end of period	$7,890	$8,774

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,126	$1,665
Income taxes	$28,059	$27,741
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

     The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$25,524	$34,333	$68,555	$81,285

Shares:
Weighted average shares outstanding	44,254	44,132	44,168	44,121
Weighted average shares of options exercised and additional stock issuance	9	6	72	18

Total weighted average shares outstanding	44,263	44,138	44,240	44,139
Effect of dilutive options	148	126	157	119

Total weighted average shares outstanding, assuming dilution	44,411	44,264	44,397	44,258

Earnings per share	$0.58	$0.78	$1.55	$1.84

Earnings per share, assuming dilution	$0.57	$0.78	$1.54	$1.84

     No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.8 million and 0.6 million were excluded from the calculation of diluted earnings per share for both the three months and nine months ended September 30, 2009 and September 30, 2008, respectively, because the exercise price of these options was greater than the average market price of CNA Surety’s common stock during the respective periods.
Subsequent Events
     The Company has evaluated subsequent events since the date of these condensed consolidated financial statements through the issuance date of October 30, 2009.
Adopted Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance related to noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This noncontrolling interest guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and clarifies that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. Finally, the guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. The guidance was effective for the Company on January 1, 2009. The adoption had no impact on the Company’s financial condition or results of operations.
     In February 2008, the FASB issued guidance which delays the effective date for disclosures related to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption had no impact on the Company’s financial condition or results of operations.
     In March 2008, the FASB issued guidance which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. This derivative guidance also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnotes of important information about derivative instruments. The Company adopted this guidance on January 1, 2009. The adoption had no impact on the Company’s required disclosures.
     In September 2008, the FASB issued guidance which requires disclosures by sellers of credit derivatives and requires additional disclosure about the current status of the risk of a guarantee. This guidance was effective for the Company on January 1, 2009. The adoption had no impact on the Company’s required disclosures.

     In December 2008, the FASB issued guidance which requires employers to make additional disclosures regarding postretirement benefit plan assets and to provide information regarding the following: how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and procedures; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and significant concentrations of risk within plan assets. The disclosures are required for fiscal years ending after December 15, 2009 and were effective for the Company on January 1, 2009. The adoption had no impact on the Company’s disclosures as the Company’s postretirement benefit plans have no plan assets.
     In April 2009, the FASB issued guidance which requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption had no impact on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued guidance which amends the criteria for the recognition of other-than-temporary impairments (“OTTI”) for debt securities and requires that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all OTTI were recorded in earnings in the period of recognition. This guidance also expands and increases the frequency of existing disclosures. This guidance was effective for interim and annual periods ending after June 15, 2009, and required a cumulative effect adjustment of initial application as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The adoption had no cumulative effect adjustment to the opening balance of retained earnings or accumulated other comprehensive income as the Company determined that previously recorded OTTI on fixed income securities were credit-related and would have been recognized through earnings as required. The Company records OTTI losses in accordance with this guidance.
     In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments in interim as well as annual financial statements. This guidance was effective for interim and fiscal periods ending after June 15, 2009. The adoption had no impact on the Company’s financial condition or results of operations. The Company has complied with the interim disclosure requirements in Note 4, Fair Value of Financial Instruments.
     In May 2009, the FASB issued guidance on the recognition and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009 and requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This guidance does not change previous guidance regarding the recognition or disclosure of subsequent events, other than the additional requirement regarding the date through which subsequent events have been considered. The Company has disclosed the date through which subsequent events are evaluated.
     In June 2009, the FASB announced that the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification supersedes all then-existing accounting and reporting standards that are not standards of the Securities and Exchange Commission (“SEC”). All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have an impact on the Company’s financial condition or results of operations.
Pending Accounting Pronouncements
     In June 2009, the FASB issued guidance which removes the concept of a qualifying special-purpose entity and eliminates it from exceptions under the guidance for consolidation of variable interest entities. It also modifies the de-recognition conditions related to legal isolation and effective control and adds additional disclosure requirements for transfers of financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption is not expected to have a material impact on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued guidance which amends existing consolidation guidance applicable for variable interest entities as well as requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption is not expected to have a material impact on the Company’s financial condition or results of operations.
     In August 2009, the FASB issued guidance which proposes the following clarifying guidance for determining the fair value of a liability. If a quoted price in an active market for the identical liability is available, it represents a Level 1 measurement. If a quoted price in an active market for the identical liability is not available, an entity may utilize the following approaches: (a) the quoted price of the identical liability when traded as an asset in an active market; (b) the quoted price of the identical liability when traded as an asset in markets that are not active; (c) the quoted price for similar liabilities or similar liabilities traded as assets in markets that are not active; (d) another valuation technique that is consistent with the generally accepted fair value principles (income approach or market approach). The Company does not report any of its financial liabilities at fair value. This guidance is effective for financial statements issued for annual periods beginning after August 2009. The adoption is not expected to have an impact on the Company’s financial condition or results of operations.
2. Investments
     Major categories of net investment income were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Investment income:
Fixed income securities	$12,763	$11,407	$37,790	$34,211
Equity securities	8	13	27	38
Short-term investments	26	367	110	1,097
Other	14	57	48	81

Total investment income on available-for-sale securities	12,811	11,844	37,975	35,427
Investment income on deposit with affiliated ceding company	35	224	307	761
Investment expenses	(310)	(287)	(923)	(896)

Net investment income	$12,536	$11,781	$37,359	$35,292

     Net realized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$1,448	$—	$1,491	$—
Gross realized investment losses:
Other-than-temporary impairment losses	—	—	(116)	—
Realized losses from sales	(392)	—	(392)	(19)

Total gross realized investment losses	(392)	—	(508)	(19)

Net realized investment gains (losses) on fixed income securities	1,056	—	983	(19)

Equity securities:
Gross realized investment gains	—	1	27	11
Gross realized investment losses:
Other-than-temporary impairment losses	—	(178)	(46)	(178)
Realized losses from sales	—	—	(20)	(20)

Total gross realized investment losses	—	(177)	(66)	(198)

Net realized investment gains (losses) on equity securities	—	(177)	(39)	(187)

Other	—	—	(1)	(1)

Net realized investment gains (losses)	$1,056	$(177)	$943	$(207)

Net change in unrealized gains (losses):
Fixed income securities	$46,768	$(27,674)	$71,743	$(44,977)
Equity securities	93	19	174	(106)

Total net change in unrealized gains (losses)	$46,861	$(27,655)	$71,917	$(45,083)

Net realized gains (losses) and change in unrealized gains (losses)	$47,917	$(27,832)	$72,860	$(45,290)

     Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements or other similar factors. As a result, the Company considers all of its fixed income securities (bonds) and equity securities as available-for-sale, and as such, they are carried at fair value.
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
     The estimated fair value, gross unrealized gains, gross unrealized losses, other-than temporary impairments and amortized cost of fixed income securities and the fair value, gross unrealized gains, gross unrealized losses and cost of equity securities held by CNA Surety at September 30, 2009, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
September 30, 2009	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses(a)
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,377	$1,115	$—	$—	$18,492	$—
U.S. Agencies	24,303	429	—	—	24,732	—
Collateralized mortgage obligations — residential	31,626	1,810	—	—	33,436	—
Mortgage pass-through securities — residential	56,785	2,572	—	—	59,357	—
Obligations of states and political subdivisions	700,001	48,091	—	(2,271)	745,821	—
Corporate bonds	292,550	13,219	(128)	(633)	305,008	—
Collateralized mortgage obligations — commercial	10,025	—	—	(425)	9,600	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	5,931	—	—	(611)	5,320	(1,502)
Consumer credit receivables	16,386	670	—	—	17,056	—
Other	9,725	735	—	—	10,460	—

Total fixed income securities	1,164,709	68,641	(128)	(3,940)	1,229,282	$(1,502)

Equity securities	1,379	174	—	—	1,553

Total	$1,166,088	$68,815	$(128)	$(3,940)	$1,230,835

(a)	The unrealized loss position of this security has improved to $0.4 million at September 30, 2009.

     The estimated fair value, gross unrealized gains, gross unrealized losses and amortized cost of fixed income securities and the fair value, gross unrealized gains, gross unrealized losses and cost of equity securities held by CNA Surety at December 31, 2008, by investment category, were as follows (dollars in thousands):

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

     A security is in an unrealized loss position, or impaired, if the fair value of the security is less than its amortized cost or cost, which includes adjustments for accretion, amortization and previously recorded other-than-temporary impairment losses. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
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
     In addition to these factors, the Company considers the results of discounted cash flow modeling using assumptions representative of current market conditions as well as those specific to the Company’s particular security holdings. For asset-backed and mortgage-backed securities, the focus of this analysis is on assessing the sufficiency and quality of underlying collateral and timing of cash flows. Significant assumptions considered by the Company in its cash flow projections include delinquency rates, probable risk of default, over collateralization and credit support from lower level tranches. If the discounted expected cash flows for a security equal or exceed the amortized cost of that security, no credit loss exists and the security is deemed to be temporarily impaired.
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
     Based on the Company’s September 30, 2009 evaluation of this quantitative criteria and qualitative information, the Company did not record any OTTI losses in the three months ended September 30, 2009.
     In the three months ended June 30, 2009, the Company recorded OTTI losses of $1.8 million on one asset-backed fixed income security which included a credit loss component. This security was rated below investment grade by S&P and collateralized by sub-prime home loans. The credit component of the loss, $0.1 million, was recognized in earnings with $1.7 million (49.3% of the security’s amortized cost at that time) of the loss recognized in other comprehensive income.
     The OTTI of fixed income securities for which only the amount related to credit losses was recognized in net realized gains (losses) on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 are as follows (in thousands of dollars):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Beginning balance	$116	$—
Credit losses for which an OTTI loss was not previously recognized	—	116
Credit losses for which an OTTI loss was previously recognized	—	—

Ending balance	$116	$116

     During the three months ended March 31, 2009, the Company recorded other-than-temporary impairment losses of less than $0.1 million on the equity securities that are related to the Company’s nonqualified deferred compensation plan.
     During the three months ended September 30, 2008, the Company recorded other-than-temporary impairment losses of $0.2 million on these equity securities. Other-than-temporary impairment losses for the nine months ended September 30, 2008 were also $0.2 million as no other-than-temporary impairments were recorded in the six months ended June 30, 2008.
     The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at September 30, 2009 and December 31, 2008 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Fixed income securities:
Due within one year	$7,525	$7,592	$4,535	$4,590
Due after one year but within five years	305,493	320,562	216,232	222,344
Due after five years but within ten years	428,560	459,319	345,285	355,171
Due after ten years	292,653	306,580	296,917	281,785

	1,034,231	1,094,053	862,969	863,890

Mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities	130,478	135,229	178,847	170,756

	$1,164,709	$1,229,282	$1,041,816	$1,034,646

     The following table provides the composition of fixed income securities with an unrealized loss at September 30, 2009 in relation to the total of all fixed income securities in an unrealized loss position by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss
Due after one year through five years	9%	16%
Due after five years through ten years	41	4
Due after ten years	35	54
Asset-backed securities	15	26

Total	100%	100%

     The following table summarizes for fixed income securities in an unrealized loss position at September 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	September 30, 2009		December 31, 2008
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade(a):
0-6 months	$31,910	$84	$109,973	$3,095
7-12 months	4,937	44	121,419	11,064
13-24 months	11,630	261	81,395	12,010
Greater than 24 months	36,917	2,099	33,450	9,573

Total investment grade	85,394	2,488	346,237	35,742
Non-investment grade:
Greater than 24 months	17,700	1,580	—	—

Total	$103,094	$4,068	$346,237	$35,742

(a)	Investment grade is determined by using the Standard & Poor’s (“S&P”) rating. If a security is not rated by S&P, the Moody’s Investor Services (“Moody’s”) rating is used. As of September 30, 2009 and December 31, 2008, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     At September 30, 2009, the Company holds 271 fixed income securities in an unrealized gain position with a total estimated fair value of $1,126.2 million and an aggregate gross unrealized gain of $68.6 million.

     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated
September 30, 2009	AAA	AA	A	BBB	Total	Count	Fair Value
Fixed income securities:
Investment grade(a):
U.S. Treasury securities and obligations of U. S. Government and agencies:
Collateralized mortgage obligations — residential	$—	$—	$—	$—	$—	1	$1
Obligations of states and political subdivisions	389	100	618	—	1,107	5	29,887
Corporate bonds	6	14	111	630	761	10	43,225
Collateralized mortgage obligations — commercial	425	—	—	—	425	2	9,600
Other asset-backed securities:
Second mortgages/home equity loans — residential	195	—	—	—	195	1	2,681

Total investment grade	1,015	114	729	630	2,488	19	85,394
Non-investment grade:
Obligations of states and political subdivisions	—	—	—	—	1,164	2	15,061
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	—	—	416	1	2,639

Total non-investment grade	—	—	—	—	1,580	3	17,700

Total	$1,015	$114	$729	$630	$4,068	22	$103,094

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At September 30, 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     As of September 30, 2009, the Company’s fixed income securities included one U.S. Government agency collateralized mortgage obligation backed by residential mortgages in a nominal unrealized loss position. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe this unrealized loss is indicative of a credit loss and, as such, has not recorded an OTTI loss on this security at September 30, 2009.
     The unrealized losses on the Company’s investments in obligations of states and political subdivisions are due to overall market conditions, changes in credit spreads, and to a lesser extent, changes in interest rates. At September 30, 2009, only one of the five investment grade securities was in an unrealized loss position exceeding 5% of the security’s amortized cost. This security, issued by a governmental utility authority, had an unrealized loss of $0.6 million which was 9.9% of the security’s amortized cost. The unrealized loss position of this security has improved from 23.6% of amortized cost at June 30, 2009 and 43.6% of amortized cost at March 31, 2009. Similarly, changing market conditions resulted in a $12.6 million improvement in the unrealized losses on the Company’s investments in obligations of states and political subdivisions compared to March 31, 2009 and an $8.6 million improvement compared to June 30, 2009. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at September 30, 2009.
     During the three months ended September 30, 2009, the Company’s investments in two other obligations of states and political subdivisions, issued by governmental utility authorities, were downgraded below investment grade due to the downgrade of the mono-line bond insurer guaranteeing a portion of these securities. Despite the downgrades, improving market conditions during the second and third quarters resulted in a $4.0 million improvement in the unrealized loss on these securities compared to March 31, 2009 and a $2.2 million improvement compared to the unrealized loss on these securities at June 30, 2009. At September 30, 2009, one of these securities had an unrealized loss of $0.3 million, or 5.0% of its amortized cost, and the other had an unrealized loss of $0.9 million, or 8.3% of its amortized cost. Based on the underlying fundamentals of these securities, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. As such, the Company has not recorded an OTTI loss on these securities at September 30, 2009.
     At September 30, 2009, only one of the Company’s corporate bond investments was in an unrealized loss position that exceeded 5% of its amortized cost. This unrealized loss, 20.9% ($0.6 million) of the security’s amortized cost, was on a security issued by a large student loan provider. The unrealized loss position of this security was 19.6% of amortized cost at June 30, 2009. However, the unrealized loss position was 47.2% of amortized cost, or $1.4 million, at March 31, 2009. Further, the overall unrealized loss position on the Company’s corporate bond holdings improved $6.0 million compared to March 31, 2009 and $1.3 million compared to June 30, 2009. The unrealized losses on the Company’s corporate bond investments are primarily attributable to deterioration and volatility in the broader credit markets throughout 2008, and continuing in to 2009, that resulted in widening of credit spreads over risk-free rates. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at September 30, 2009.
     The Company holds only two collateralized commercial mortgage-backed securities. At September 30, 2009, one of these securities had an unrealized loss of $0.1 million, or 2.0% of its amortized cost, and the other had an unrealized loss of $0.3 million, or 6.5% of its amortized cost. The overall unrealized loss position of these securities has continued to improve from $2.5 million at March 31, 2009 and $1.5 million at June 30, 2009. The Company believes that these securities will recover in value based on the current performance of the underlying collateral, the senior or super-senior position of each of the holdings and the amount of credit support available to these holdings. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe these unrealized losses are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at September 30, 2009.
     At September 30, 2009 the Company’s exposure to sub-prime home loans is limited to two asset-backed securities collateralized by sub-prime home loans originated prior to 2005. Both of these securities are in an unrealized loss position. One of these securities has an estimated fair value of $2.7 million and is in an unrealized loss position of $0.2 million, or 6.8% of its amortized cost, at September 30, 2009. The other security, which is rated below investment grade, was determined to be other-than-temporarily impaired at June 30, 2009. The Company recorded OTTI losses of $0.1 million in earnings in addition to recording an unrealized loss of $1.7 million in other comprehensive income. As previously discussed, the Company did not record any additional credit-related loss on this security during the three months ended September 30, 2009 and the unrealized loss position has improved to $0.4 million, or 13.6% of its adjusted amortized cost. The Company believes the unrealized losses on these securities are primarily attributable to broader economic conditions and liquidity concerns and are not indicative of the quality of the underlying collateral. The Company continues to receive repayments on these securities, including $1.9 million, or 24% of the par value outstanding at December 31, 2008, in the first nine months of 2009. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost and, as such, has not recorded any additional OTTI losses at September 30, 2009.
     Based on the current facts and circumstances discussed above for the Company’s securities in an unrealized loss position, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position are required to be recorded at September 30, 2009.
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
3. Reinsurance
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Written	Earned	Written	Earned
Direct	$90,472	$91,994	$94,407	$94,163
Assumed	22,930	24,813	25,955	27,267
Ceded	(7,041)	(7,104)	(11,557)	(11,734)

	$106,361	$109,703	$108,805	$109,696

	Nine Months Ended September 30,
	2009		2008
	Written	Earned	Written	Earned
Direct	$271,619	$262,628	$280,784	$267,087
Assumed	69,742	74,941	80,515	81,591
Ceded	(20,866)	(21,020)	(27,673)	(27,864)

	$320,495	$316,549	$333,626	$320,814

     Assumed premiums primarily includes surety business written or renewed, net of reinsurance, by CCC and CIC after September 30, 1997 that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company’s ability to write certain business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of the business assumed from these affiliates.
     Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). Through its insurance subsidiaries, CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement that covers certain contract business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal in excess of $2 million subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were less than $0.1 million for both the three months ended September 30, 2009 and 2008, respectively, and $0.1 million for both the nine months ended September 30, 2009 and 2008, respectively.
     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$28,062	24.0%	$21	0.2%
Ceded amounts	(3,633)	51.6%	8,724	(74.3)%

Net losses and loss adjustment expenses	$24,429	22.3%	$8,745	8.0%

	Nine Months Ended September 30,
	2009		2008
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$92,115	27.3%	$70,559	20.2%
Ceded amounts	(7,123)	33.9%	(8,456)	30.4%

Net losses and loss adjustment expenses	$84,992	26.8%	$62,103	19.4%

     The unusual relationship in the gross and ceded amounts shown above for the three months ended September 30, 2008 resulted from adjustments made based on actuarial reviews performed during the three months ended September 30, 2008. The Company reduced gross reserves related to prior accident years by approximately $33.3 million reflecting changes in estimates of incurred-but-not-reported reserves. The corresponding change in ceded reserves was such that net reserves related to prior accident years were reduced by $24.9 million for the three months ended September 30, 2008.
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

     2008 Third Party Reinsurance
     Effective January 1, 2008, CNA Surety entered into an excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the excess of loss treaty effective in 2007. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $26.1 million based on losses ceded under the contract. The actual ceded premiums for the 2008 Excess of Loss Treaty were $30.4 million. Only the large national contractor discussed below was excluded from the 2008 Excess of Loss Treaty. There were no additional premiums or loss recoveries under the 2008 Excess of Loss Treaty as no losses were discovered to this treaty in 2008.
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
     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2009 and expires on December 31, 2009 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2008, this resulted in an override commission on their actual direct acquisition costs of 5.9% to CCC and CIC.
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through September 30, 2009.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through September 30, 2009, losses incurred under the Stop Loss Contract were $49.7 million. Through December 31, 2008, losses incurred under the Stop Loss Contract were $48.9 million. The increase is primarily due to unfavorable development of a large commercial claim that was settled for less than what had been carried as an expected recovery. As a result of this unfavorable development, the Company recorded a receivable of $0.8 million from CCC at September 30, 2009. As a result of favorable development on claims subject to the Stop Loss Contract during the fourth quarter of 2008, the Company paid CCC $0.7 million in 2009 under the Stop Loss Contract. At September 30, 2009 and December 31, 2008 these losses incurred are net of $1.6 million and $2.1 million, respectively, related to expected indemnity recoveries.

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
     Under the terms of the agreements effecting this commutation, the Company paid CCC $1.8 million. This settlement reflects the difference between the Company’s $60.0 million retention under the reinsurance contract and $58.2 million paid by the Company for losses of the large national contractor through June 30, 2009. These transactions had no net impact on the results of operations for the nine months ended September 30, 2009.
     As of September 30, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $10.5 million, including $0.8 million of reinsurance recoverables and $9.7 million of premiums receivable, respectively. At December 31, 2008, the Company’s insurance receivable balance from CCC and CIC was $60.4 million, including $46.1 million of reinsurance recoverables and $14.3 million of premiums receivable, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of September 30, 2009. CNA Surety had reinsurance payables to CCC and CIC of $1.2 million as of December 31, 2008.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $27.4 million and $29.7 million at September 30, 2009 and December 31, 2008, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.

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

     Assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 are summarized below (amounts in thousands):

	September 30, 2009
	Fair Value Measurements Using
				Assets at Fair
	Level 1	Level 2	Level 3	Value
Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,492	$—	$—	$18,492
U.S. Agencies	—	24,732	—	24,732
Collateralized mortgage obligations — residential	—	33,436	—	33,436
Mortgage pass-through securities — residential	—	59,357	—	59,357
Obligations of states and political subdivisions	—	745,821	—	745,821
Corporate bonds	—	305,008	—	305,008
Collateralized mortgage obligations — commercial	—	9,600	—	9,600
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	5,320	—	5,320
Consumer credit receivables	—	17,056	—	17,056
Other	—	10,460	—	10,460

Total fixed income securities	18,492	1,210,790	—	1,229,282
Equity securities at fair value	1,553	—	—	1,553
Short-term investments at fair value (a)	22,524	47,948	—	70,472

Total assets	$42,569	$1,258,738	$—	$1,301,307

(a)	Includes commercial paper and money market funds.

	December 31, 2008
	Fair Value Measurements Using
				Assets at Fair
	Level 1	Level 2	Level 3	Value
Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$36,659	$—	$—	$36,659
U.S. Agencies	—	37,592	—	37,592
Collateralized mortgage obligations — residential	—	36,655	—	36,655
Mortgage pass-through securities — residential	—	73,692	—	73,692
Obligations of states and political subdivisions	—	696,163	—	696,163
Corporate bonds	—	93,476	—	93,476
Collateralized mortgage obligations — commercial	—	29,378	—	29,378
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	4,997	—	4,997
Consumer credit receivables	—	15,531	—	15,531
Other	—	10,503	—	10,503

Total fixed income securities	36,659	997,987	—	1,034,646
Equity securities at fair value	1,231	—	—	1,231
Short-term investments at fair value (a)	30,616	49,990	—	80,606

Total assets	$68,506	$1,047,977	$—	$1,116,483

(a)	Includes commercial paper and money market funds.

5. Reserves for Losses and Loss Adjustment Expenses
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Reserves at beginning of period:
Gross	$419,812	$495,041	$428,724	$472,842
Ceded reinsurance	40,796	152,296	83,691	150,496

Net reserves at beginning of period	379,016	342,745	345,033	322,346

Net incurred loss and loss adjustment expenses:
Provision for insured events of current year	32,291	33,685	92,907	87,104
Decrease in provision for insured events of prior years	(7,862)	(24,940)	(7,915)	(25,001)

Total net incurred	24,429	8,745	84,992	62,103

Net payments attributable to:
Current year events	6,717	3,456	10,323	5,996
Prior year events	11,843	5,854	34,817	36,273

Total net payments	18,560	9,310	45,140	42,269

Net reserves at end of period	384,885	342,180	384,885	342,180
Ceded reinsurance at end of period	43,401	82,381	43,401	82,381

Gross reserves at end of period	$428,286	$424,561	$428,286	$424,561

     Prior to 2009 the Company’s periodic actuarial analyses of loss reserves included a comprehensive review performed in the third quarter based on data as of June 30 and an update of the comprehensive review performed in January based on data as of December 31. The Company has changed the timing of the comprehensive review to occur in the fourth quarter using data as of September 30. This timing was changed to include an additional three months of actual loss data in this review. In between these analyses, management monitors claim activity against benchmarks of expected claim activity prepared in connection with the comprehensive review and records adjustments as necessary. The Company has experienced favorable claim activity through the first nine months of 2009 and management believes that this experience is sufficiently credible to indicate that adjustments to reserves are appropriate, particularly for more mature accident years. The decrease in the provision for insured events of prior years for the three and nine months ended September 30, 2009, reflect adjustments of the reserves for accident years 2004 and prior as a result of specific indemnity recoveries and reductions in case reserves, and for accident year 2006 as a result of claim activity that was substantially below expectations.
     In comparison, the conclusion of the actuarial analysis conducted during the third quarter of 2008 with data as of June 30, 2008 resulted in lower actuarial point estimates, or reserve indications. These lower estimates resulted from positive claim frequency trends which resulted in improvements for accident years 2001 through 2006. As a result, management recorded favorable prior year loss development of $24.9 million on a net basis during the three months ended September 30, 2008.
6. Debt
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of September 30, 2009, none of these preferred securities have been redeemed.
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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $58.2 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of September 30, 2009 and 2008, the interest rate on the junior subordinated debenture was 3.815% and 6.179%, respectively.
     On June 30, 2008, the Company’s credit facility matured. The term of borrowings under this facility (the “2005 Credit Facility”) was fixed, at the Company’s option, for a period of one, two, three or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the six months ended June 30, 2008. As such, the Company incurred only the facility fee of 0.300% through the first six months of 2008.
     The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the three and six months ended June 30, 2008 when the 2005 Credit Facility matured.
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
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$65	$26	$171	$144
Interest cost	160	74	429	364
Amortization of prior service cost (benefit)	(40)	(68)	(121)	(121)
Net amortization of actuarial (gain) loss	—	(12)	—	—

Net periodic benefit cost	$185	$20	$479	$387

     The Company uses a roll-forward technique to develop its year-end measurement of the accumulated postretirement benefit obligation and subsequently performs a valuation as of January 1 of the following year using updated data. This valuation was completed during the third quarter of 2009. As a result, in the third quarter of 2009, the liability for postretirement benefits and the 2009 net periodic benefit costs have been adjusted. The postretirement benefit liability increased by $0.6 million. Net periodic benefit costs also increased by less than $0.1 million for the three months ended September 30, 2009 due to this remeasurement. These increases were driven by higher claims costs for the medical benefit plan.
     In the third quarter of 2008, the liability for postretirement benefits and the 2008 net periodic benefit were also adjusted due to this remeasurement. The postretirement benefit liability decreased by $1.6 million and net periodic benefit costs decreased $0.2 million for the three months ended September 30, 2008. These decreases were driven by lower expected per capita claims costs for the medical benefit plan related to changes in the plan provider.
     The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2009. As of September 30, 2009, less than $0.1 million of contributions have been made to the postretirement benefit plans.
8. Commitments and Contingencies
     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

9. Income Taxes
     The Company is subject to taxation in the United States and various state jurisdictions. On July 22, 2009, the Internal Revenue Service notified the Company that the ongoing examination of the Company’s tax return for the year 2006 had been completed and no changes were made to the Company’s reported income taxes. However, the Company’s tax year 2006, as well as tax years 2007 and 2008, remain open as to the applicable statute of limitations and are subject to examination by the Internal Revenue Service.
     The Company has not recognized any liabilities for uncertain income taxes as of September 30, 2009 or December 31, 2008, respectively. Also, the Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
10. Stockholders Equity
     The compensation expense recorded for the Company’s stock-based compensation plan was $0.4 million for both the three months ended September 30, 2009 and 2008, respectively, and $1.4 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation arrangements was $0.2 million for both the three months ended September 30, 2009 and 2008, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation was $0.5 million for both the nine months ended September 30, 2009 and 2008, respectively. The amount of cash received from the exercise of stock options was $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the amount of cash received was $1.2 million and $0.4 million, respectively.
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
     On February 6, 2009, 217,960 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $8.95 for these options. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 1.95%; dividend yield of 0.0%; expected option life of 5.3 years and volatility of 51.8%. The Company estimated the expected option life of the 2009 grant based on its analysis of past exercise patterns for similar options. As of September 30, 2009, the number of shares available for granting of options under the 2006 Plan was 2,247,180.
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

     A summary of option activity for the nine months ended September 30, 2009 and 2008 is presented below:

		Weighted
		Average
	Shares	Exercise
	Subject	Price Per
	To Option	Share
Outstanding options at January 1, 2008	1,054,588	$14.53
Options granted	259,380	$16.35
Options forfeited	(22,210)	$16.99
Options expired	(6,125)	$12.71
Options exercised	(29,800)	$11.53

Outstanding options at September 30, 2008	1,255,833	$14.94

Outstanding options at January 1, 2009	1,221,118	$14.93
Options granted	217,960	$18.85
Options forfeited	(10,900)	$17.63
Options expired	(13,270)	$14.34
Options exercised	(89,905)	$11.51

Outstanding options at September 30, 2009	1,325,003	$15.79

     A summary of the status of the Company’s non-vested options as of September 30, 2009 and 2008 and changes during the nine months then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value
Non-vested options at January 1, 2008	554,557	$7.23
Options granted	259,380	$6.32
Options vested	(80,785)	$8.94
Options forfeited	(22,210)	$6.95

Non-vested options at September 30, 2008	710,942	$6.71

Non-vested options at January 1, 2009	545,095	$7.29
Options granted	217,960	$8.95
Options vested	(136,849)	$7.82
Options forfeited	(10,900)	$7.43

Non-vested options at September 30, 2009	615,306	$7.76

     A summary of the options vested or expected to vest and options exercisable as of September 30, 2009 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
September 30, 2009	1,250,036	$15.62	$2,483,307	6.7 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
September 30, 2009	709,697	$13.97	$2,259,472	5.6 years
     The total intrinsic value of options exercised was less than $0.1 million for the three months ended September 30, 2009. For the three months ended September 30, 2008, the total intrinsic value of options exercised was $0.1 million. The total intrinsic value of options exercised was $0.5 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively. The tax benefits recognized by the Company for these exercises were $0.1 million and less than $0.1 million for the three months ended September 30, 2009 and 2008, respectively. The tax benefits recognized by the company for these exercises were $0.2 million and less than $0.1 million for the nine months ended September 30, 2009 and 2008, respectively.
     As of September 30, 2009, there was $1.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2009 — $0.4 million; 2010 — $0.8 million; 2011 — $0.4 million; and 2012 — $0.1 million.

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
     The following table shows the estimated liability as of September 30, 2009 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves
Contract	$43,287	$260,977	$304,264
Commercial	51,814	57,498	109,312
Fidelity and other	3,600	11,110	14,710

Total	$98,701	$329,585	$428,286

     Periodic actuarial analyses of the Company’s loss reserves are performed. These analyses have typically included a comprehensive review performed in the third quarter based on data as of June 30 and an update of the comprehensive review performed in January based on data as of December 31. The Company has changed the timing of the comprehensive review to occur in the fourth quarter using data as of September 30. In between these analyses, management monitors claim activity against benchmarks of expected claim activity prepared in connection with the comprehensive review and records adjustments as necessary.
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
Intangible Assets
     CNA Surety’s Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 include goodwill and intangible assets of approximately $138.8 million. This amount primarily represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp. (“Capsure”).
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
Comparison of CNA Surety Actual Results for the Three and Nine Months Ended September 30, 2009 and 2008
Analysis of Net Income
     Net income for the three months ended September 30, 2009 was $25.5 million, or $0.57 per diluted share, compared to $34.3 million, or $0.78 per diluted share, for the same period in 2008. The decrease in net income reflects the impact of higher net favorable loss reserve development in the 2008 period, partially offset by higher investment income and higher net realized investment gains in the 2009 period.
     Net income for the nine months ended September 30, 2009 was $68.6 million, or $1.54 per diluted share, compared to $81.3 million, or $1.84 per diluted share, in 2008. The decrease in net income reflects lower earned premium and the impact of a higher loss ratio, partially offset by higher net investment income and higher net realized investment gains. The 2008 period also benefitted from higher levels of favorable loss reserve development in prior accident years.
     The components of net income are discussed in the following sections.
Results of Insurance Operations
     Underwriting components for the Company for the three and nine months ended September 30, 2009 and 2008 are summarized in the following table (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross written premiums	$113,402	$120,362	$341,361	$361,299

Net written premiums	$106,361	$108,805	$320,495	$333,626

Net earned premiums	$109,703	$109,696	$316,549	$320,814

Net losses and loss adjustment expenses	$24,429	$8,745	$84,992	$62,103

Net commissions, brokerage and other underwriting expenses	$62,169	$61,694	$172,364	$174,806

Loss ratio	22.3%	8.0%	26.8%	19.4%
Expense ratio	56.7	56.2	54.5	54.5

Combined ratio	79.0%	64.2%	81.3%	73.9%

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
     Through one of its insurance subsidiaries, Western Surety Company (“Western Surety”), the Company assumes significant amounts of premiums primarily from affiliates. This includes surety business written or renewed, net of reinsurance, by Continental Casualty Company (“CCC”) and The Continental Insurance Company (“CIC”), and their affiliates, after September 30, 1997 that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company’s ability to write certain business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of this assumed business.

     Gross written premium, which is the aggregate of direct written premiums and assumed written premiums, for the three months and nine months ended September 30, 2009 and 2008 is shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Contract	$71,817	$78,418	$215,301	$233,766
Commercial	34,163	34,331	102,579	103,192
Fidelity and other	7,422	7,613	23,481	24,341

	$113,402	$120,362	$341,361	$361,299

     For the quarter ended September 30, 2009, gross written premiums decreased 5.8 percent to $113.4 million compared to $120.4 million for the quarter ended September 30, 2008. Contract surety gross written premiums decreased 8.4 percent to $71.8 million due to lower demand resulting from fewer new construction projects. Commercial surety written premiums decreased slightly to $34.2 million due to continued adverse economic conditions.
     For the nine months ended September 30, 2009, gross written premiums decreased 5.5 percent to $341.4 million compared to $361.3 million for the nine-month period ended September 30, 2008. Gross written premiums for contract surety decreased 7.9 percent to $215.3 million due to lower demand resulting from fewer new construction projects. Commercial surety decreased 0.6 percent to $102.6 million in the first nine months of 2009, reflecting adverse economic conditions.
     The Company’s insurance subsidiaries purchase reinsurance from other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. The cost of this reinsurance is recorded as ceded written premium. Ceded written premium decreased $4.5 million and $6.8 million for the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008. The Company’s decision to increase the per principal retention from $10.0 million to $15.0 million resulted in lower ceded premiums on the 2009 core reinsurance program. Further, as a result of additional losses ceded under the 2007 third party excess of loss treaty, the Company recorded additional ceded premiums of $0.5 million and $4.2 million for the three and nine months ended September 30, 2009 and 2008, respectively.
     Net written premiums, which is gross written premiums less ceded written premiums, for the three months and nine months ended September 30, 2009 and 2008 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Contract	$65,674	$67,692	$196,826	$208,490
Commercial	33,265	33,500	100,188	100,795
Fidelity and other	7,422	7,613	23,481	24,341

	$106,361	$108,805	$320,495	$333,626

     For the quarter ended September 30, 2009, net written premiums decreased 2.2 percent to $106.4 million compared to $108.8 million for the quarter ended September 30, 2008 reflecting the decrease in gross written premium, partially offset by lower ceded premium.
     Net written premiums for the nine months ended September 30, 2009 decreased 3.9 percent to $320.5 million compared to $333.6 million for the nine months ended September 30, 2008 reflecting the decrease in gross written premium, partially offset by lower ceded premium.
     Net written premiums are recognized as revenue over the policy term as net earned premiums. Net earned premiums for the three months and nine months ended September 30, 2009 and 2008 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Contract	$68,815	$68,274	$195,314	$198,772
Commercial	33,208	33,493	98,246	98,487
Fidelity and other	7,680	7,929	22,989	23,555

	$109,703	$109,696	$316,549	$320,814

     For the quarter ended September 30, 2009, net earned premiums were flat as compared to the third quarter of 2008. For the nine months ended September 30, 2009, net earned premiums decreased 1.3 percent to $316.5 million, due to the decrease in net written premiums described above.

Net Loss Ratio
     The net loss ratio was 22.3% for the three months ended September 30, 2009 compared with 8.0% for the same period in 2008. The net loss ratio was 26.8% for the nine months ended September 30, 2009 compared with 19.4% for the same period last year. These loss ratios include re-estimates of prior accident year reserves, known as reserve development. The dollar amount and percentage point effect of these reserve reductions were $7.9 million, or 7.1 percentage points, and $24.9 million, or 22.7 percentage points, for the three months ended September 30, 2009 and 2008, respectively. The dollar amount of these revisions were reductions of $7.9 million, or 2.6 percentage points, and $25.0 million, or 7.8 percentage points, for the nine months ended September 30, 2009 and 2008, respectively.
     Management monitors claim activity against benchmarks of expected claim activity prepared in connection with the comprehensive actuarial review. As previously discussed, prior to 2009 the Company’s periodic actuarial analyses of loss reserves included a comprehensive review performed in the third quarter based on data as of June 30 and an update of the comprehensive review performed in January based on data as of December 31. The Company has changed the timing of the comprehensive review to occur in the fourth quarter using data as of September 30. This timing was changed to include an additional three months of actual loss data in this review. The Company has experienced favorable claim activity through the first nine months of 2009 and management believes that this experience is sufficiently credible to indicate that adjustments to reserves are appropriate, particularly for more mature accident years. The reserve reductions for the three and nine months ended September 30, 2009, reflect adjustments of the reserves for accident years 2004 and prior as a result of specific indemnity recoveries and reductions in case reserves, and for accident year 2006 as a result of claim activity that was substantially below expectations.
     In comparison, the conclusion of the actuarial analysis conducted during the third quarter of 2008 with data as of June 30, 2008 resulted in lower actuarial point estimates, or reserve indications. These lower estimates resulted from positive claim frequency trends which resulted in improvements for accident years 2001 through 2006. As a result, management recorded favorable prior year loss development of $24.9 million on a net basis during the three months ended September 30, 2008.
Expense Ratio
     The expense ratio was 56.7% and 54.5% for the three months and nine months ended September 30, 2009 as compared with 56.2% and 54.5% for the same periods in 2008, respectively. Expenses for the quarter ended September 30, 2009 included impairments of capitalized software development costs related to in-development projects that the Company decided to terminate. These impairments totaled $4.9 million, which added 4.5 and 1.6 percentage points to the expense ratio for the three and nine months ended September 30, 2009, respectively. The expense ratios for the three months and nine months ended September 30, 2008 included the impact on net earned premium of the additional ceded premiums discussed above and the impact of increased accruals for incentive compensation based on strong results for the nine months ended September 30, 2008.
Investment Income and Realized Investment Gains/Losses
     Net investment income for the quarter ended September 30, 2009 was $12.5 million compared to $11.8 million during the third quarter of 2008 due to an increase in invested assets, partially offset by lower yields, particularly on short-term investments. The annualized pre-tax yields were 4.1% and 4.3% for the three months ended September 30, 2009 and 2008, respectively. The annualized after-tax yields were 3.4% and 3.5% for the three months ended September 30, 2009 and 2008, respectively.
     Net investment income for the nine months ended September 30, 2009 was $37.4 million compared to $35.3 million for the same period in 2008. The increase reflects the impact of higher overall invested assets. The annualized pre-tax yields were 4.2% and 4.4% for the nine months ended September 30, 2009 and 2008, respectively. The annualized after-tax yields were 3.5% and 3.7% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in annualized yields was primarily due to a decline in short-term yields.

     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$1,448	$—	$1,491	$—
Gross realized investment losses:
Other-than-temporary impairment losses	—	—	(116)	—
Realized losses from sales	(392)	—	(392)	(19)

Total gross realized investment losses	(392)	—	(508)	(19)

Net realized investment gains (losses) on fixed income securities	1,056	—	983	(19)

Equity securities:
Gross realized investment gains	—	1	27	11
Gross realized investment losses:
Other-than-temporary impairment losses	—	(178)	(46)	(178)
Realized losses from sales	—	—	(20)	(20)

Total gross realized investment losses	—	(178)	(66)	(198)

Net realized investment gains (losses) on equity securities	—	(177)	(39)	(187)

Other	—	—	(1)	(1)

Net realized investment gains (losses)	$1,056	$(177)	$943	$(207)

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
Interest Expense
     The benchmark interest rate for the Company’s variable interest rate debt is the London Interbank Offered Rate (“LIBOR”). Due to lower three-month LIBOR rates, interest expense decreased by 37.2 percent and 33.9 percent for the three and nine months ended September 30, 2009, respectively, as compared with the same periods in 2008. Weighted average debt outstanding was $30.9 million for each of these periods. The weighted average interest rate for the three months ended September 30, 2009 was 4.0% as compared with 6.1% for the same period in 2008. The weighted average interest rate for the nine months ended September 30, 2009 was 4.5% as compared with 6.6% for the same period in 2008.
Income Taxes
     The Company’s income tax expense was $10.9 million and $27.8 million for the three and nine months ended September 30, 2009, respectively. The Company’s income tax expense was $16.0 million and $36.0 million for the three and nine months ended September 30, 2008, respectively. The effective income tax rates for the three and nine months ended September 30, 2009 were 29.8% and 28.9%, respectively. The effective income tax rates for the three and nine months ended September 30, 2008 were 31.8% and 30.7%, respectively. The Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $6.1 million and $19.2 million for the three and nine months ended September 30, 2009, respectively. Tax-exempt investment income was $6.1 million and $17.5 million for the three and nine months ended September 30, 2008, respectively.
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
     2008 Third Party Reinsurance
     Effective January 1, 2008, CNA Surety entered into an excess of loss treaty (“2008 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the excess of loss treaty effective in 2007. Under the 2008 Excess of Loss Treaty, the Company’s net retention per principal remained at $10 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $26.1 million based on losses ceded under the contract. The actual ceded premiums for the 2008 Excess of Loss Treaty were $30.4 million. Only the large national contractor discussed below was excluded from the 2008 Excess of Loss Treaty. There were no additional premiums or loss recoveries under the 2008 Excess of Loss Treaty as no losses were discovered to this treaty in 2008.
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
     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2009 and expires on December 31, 2009 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2008, this resulted in an override commission on their actual direct acquisition costs of 5.9% to CCC and CIC.
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through September 30, 2009.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the insurance subsidiaries paid to CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through September 30, 2009, losses incurred under the Stop Loss Contract were $49.7 million. Through December 31, 2008, losses incurred under the Stop Loss Contract were $48.9 million. The increase is primarily due to unfavorable development of a large commercial claim that was settled for less than what had been carried as an expected recovery. As a result of this unfavorable development, the Company recorded a receivable of $0.8 million from CCC at September 30, 2009. As a result of favorable development on claims subject to the Stop Loss Contract during the fourth quarter of 2008, the Company paid CCC $0.7 million in 2009 under the Stop Loss Contract. At September 30, 2009 and December 31, 2008 these losses incurred are net of $1.6 million and $2.1 million, respectively, related to expected indemnity recoveries.
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
     Under the terms of the agreements effecting this commutation, the Company paid CCC $1.8 million. This settlement reflects the difference between the Company’s $60.0 million retention under the reinsurance contract and $58.2 million paid by the Company for losses of the large national contractor through June 30, 2009. These transactions had no net impact on the results of operations for the nine months ended September 30, 2009.
     As of September 30, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $10.5 million, including $0.8 million of reinsurance recoverables and $9.7 million of premiums receivable, respectively. At December 31, 2008, the Company’s insurance receivable balance from CCC and CIC was $60.4 million, including $46.1 million of reinsurance recoverables and $14.3 million of premiums receivable, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of September 30, 2009. CNA Surety had reinsurance payables to CCC and CIC of $1.2 million as of December 31, 2008.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $27.4 million and $29.7 million at September 30, 2009 and December 31, 2008, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.
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
     At September 30, 2009, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,229.3 million of fixed income securities, $66.9 million of short-term investments and $3.6 million of cash. At December 31, 2008, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,034.6 million of fixed income securities, $72.1 million of short-term investments and $4.1 million of cash.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At September 30, 2009, the parent company’s invested assets consisted of $1.6 million of equity securities, $3.6 million of short-term investments and $3.2 million of cash. At December 31, 2008, the parent company’s invested assets consisted of $1.2 million of equity securities, $8.5 million of short-term investments and $4.6 million of cash. At September 30, 2009 and December 31, 2008, parent company short-term investments and cash included $5.9 million and $11.5 million, respectively, of restricted cash primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $109.7 million for the nine months ended September 30, 2009 compared to net cash flow provided by operating activities of $85.2 million for the comparable period in 2008. The increase in net cash flow provided by operating activities primarily relates to the absence of the payment of $49.0 million on July 1, 2008 in settlement of a large claim and collection of $25.4 million of recoveries associated with that claim during the third quarter of 2008.
     The Company’s consolidated net cash flow provided by operating activities was $44.5 million for the three months ended September 30, 2009 compared to net cash flow provided by operating activities of $31.0 million for the comparable period in 2008. The increase in net cash flow provided by operating activities primarily relates to the absence of the payment and reinsurance recoveries associated with the large claim discussed above. Without the impact of that claim settlement, loss and loss adjustment expense payments were higher in the third quarter of 2009 compared to the same period in 2008.
     The Company’s consolidated net cash flow provided by financing activities for the nine months ended September 30, 2009 included the effect of a $14.9 million overdraft of a short-term investment account associated with the Company’s investment custody account which occurred due to the timing of settlement of purchases of long-term fixed income securities and the related sale of a short-term U.S. Government discount note. Since the Company records investment transactions on the trade date basis, the result was a negative balance in this account, which was reported in Other Liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009. The short-term account overdraft was cleared on October 1, 2009 when the sale of the discount note was initiated and settled.
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at LIBOR plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of September 30, 2009, none of these preferred securities have been redeemed.
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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $58.2 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of September 30, 2009 and 2008, the interest rate on the junior subordinated debenture was 3.815% and 6.179%, respectively.
     On June 30, 2008, the Company’s credit facility matured. There was no outstanding balance under this facility (the “2005 Credit Facility”) during 2008. The term of borrowings under the 2005 Credit Facility was fixed, at the Company’s option, for a period of one, two, three or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the six months ended June 30, 2008. As such, the Company incurred only the facility fee of 0.300% through the first six months of 2008.
     The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the three and six months ended June 30, 2008 when the 2005 Credit Facility matured.
     The Company does not have any material off-balance sheet arrangements as defined by Item 303 of Regulation S-K under the Exchange Acts of 1933 and 1934.
     A summary of the Company’s commitments as of September 30, 2009 is presented in the following table (in millions):

Contractual Obligations as of September 30, 2009	2009	2010	2011	2012	2013	Thereafter	Total
Debt (a)	$0.3	$1.2	$1.2	$1.2	$1.2	$54.9	$60.0
Operating leases	0.6	2.0	1.9	0.9	––	––	5.4
Loss and loss adjustment expense reserves	31.0	135.7	100.0	54.2	34.2	73.2	428.3
Other long-term liabilities (b)	0.2	1.2	1.0	0.6	0.4	9.9	13.3

Total	$32.1	$140.1	$104.1	$56.9	$35.8	$138.0	$507.0

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.
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
     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2009 is based on statutory surplus and income at and for the year ended December 31, 2008. Without prior regulatory approval in 2009, Western Surety may pay dividends of $108.5 million to CNA Surety. CNA Surety received dividends of $2.0 million from its insurance subsidiaries during the first nine months of 2009. CNA Surety received no dividends from its non-insurance subsidiaries during the first nine months of 2009. CNA Surety received $3.0 million in dividends from its insurance subsidiaries and no dividends from its non-insurance subsidiaries during the first nine months of 2008.
     Combined statutory surplus totaled $626.9 million at September 30, 2009, resulting in an annualized net written premium to statutory surplus ratio of to 0.7 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2009 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $15 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of September 30, 2009, this regulation would limit Western Surety’s largest gross risk to $148.2 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the income tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received tax sharing payments of $29.3 million and $30.1 million from its subsidiaries for the nine months ended September 30, 2009 and September 30, 2008, respectively.
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
Insurance Regulation and Supervision
     CNA Surety’s insurance subsidiaries are subject to regulation and supervision by the various insurance regulatory authorities of the states in which they conduct business. Such supervision includes periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities; however, they may be performed by any jurisdiction in which the insurer transacts business. During 2008, the South Dakota Division of Insurance began preliminary work on its financial examination of Western Surety, Surety Bonding and Universal Surety as of and for the period January 1, 2004 through December 31, 2008. The information systems portion of the examination was completed in March 2009 and the Company’s responses to the comments and recommendations provided were comprehensive and will be summarized in the final report. Based on the ongoing financial portion of the examination, the Company has also received certain preliminary comments and recommendations, none of which have had a material impact on the statutory results of operations and financial condition of its insurance subsidiaries. The Company has responded to these as appropriate and does not expect any further results of the ongoing examination to have a material impact on the results of operations or financial condition of its insurance subsidiaries.
Financial Condition
Investment Portfolio
     The estimated fair value, gross unrealized gains, gross unrealized losses, other-than temporary impairments (“OTTI”) and amortized cost of fixed income securities and the fair value, gross unrealized gains, gross unrealized losses and cost of equity securities held by CNA Surety at September 30, 2009, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
September 30, 2009	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses(a)
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,377	$1,115	$—	$—	$18,492	$—
U.S. Agencies	24,303	429	—	––	24,732	––
Collateralized mortgage obligations — residential	31,626	1,810	—	––	33,436	––
Mortgage pass-through securities — residential	56,785	2,572	—	––	59,357	––
Obligations of states and political subdivisions	700,001	48,091	—	(2,271)	745,821	––
Corporate bonds	292,550	13,219	(128)	(633)	305,008	––
Collateralized mortgage obligations — commercial	10,025	—	—	(425)	9,600	––
Other asset-backed securities:
Second mortgages/home equity loans — residential	5,931	—	—	(611)	5,320	(1,502)
Consumer credit receivables	16,386	670	—	––	17,056	––
Other	9,725	735	––	––	10,460	––

Total fixed income securities	1,164,709	68,641	(128)	(3,940)	1,229,282	$(1,502)

Equity securities	1,379	174	—	—	1,553

Total	$1,166,088	$68,815	$(128)	$(3,940)	$1,230,835

(a)	The unrealized loss position of this security has improved to $0.4 million at September 30, 2009.
     The estimated fair value, gross unrealized gains, gross unrealized losses and amortized cost of fixed income securities and the fair value, gross unrealized gains, gross unrealized losses and cost of equity securities held by CNA Surety at December 31, 2008, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2008	or Cost	Gains	12 Months	12 Months	Fair Value
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$33,140	$3,519	$—	$—	$36,659
U.S. Agencies	36,476	1,116	—	––	37,592
Collateralized mortgage obligations — residential	35,671	984	—	––	36,655
Mortgage pass-through securities — residential	72,203	1,489	—	––	73,692
Obligations of states and political subdivisions	697,305	19,730	(6,929)	(13,943)	696,163
Corporate bonds	96,048	1,711	(2,430)	(1,853)	93,476
Collateralized mortgage obligations — commercial	35,025	—	(2,040)	(3,607)	29,378
Other asset-backed securities:
Second mortgages/home equity loans — residential	7,956	—	(779)	(2,180)	4,997
Consumer credit receivables	17,239	—	(1,708)	––	15,531
Other	10,753	23	(273)	––	10,503

Total fixed income securities	1,041,816	28,572	(14,159)	(21,583)	1,034,646
Equity securities	1,231	—	—	—	1,231

Total	$1,043,047	$28,572	$(14,159)	$(21,583)	$1,035,877

     The following table provides the composition of fixed income securities with an unrealized loss at September 30, 2009 in relation to the total of all fixed income securities in an unrealized loss position by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss
Due after one year through five years	9%	16%
Due after five years through ten years	41	4
Due after ten years	35	54
Asset-backed securities	15	26

Total	100%	100%

     The following table summarizes for fixed income securities in an unrealized loss position at September 30, 2009 and December 31, 2008 the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	September 30, 2009		December 31, 2008
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade(a):
0-6 months	$31,910	$84	$109,973	$3,095
7-12 months	4,937	44	121,419	11,064
13-24 months	11,630	261	81,395	12,010
Greater than 24 months	36,917	2,099	33,450	9,573

Total investment grade	85,394	2,488	346,237	35,742
Non-investment grade:
Greater than 24 months	17,700	1,580	—	—

Total	$103,094	$4,068	$346,237	$35,742

(a)	Investment grade is determined by using the Standard & Poor’s (“S&P”) rating. If a security is not rated by S&P, the Moody’s Investor Services (“Moody’s”) rating is used. As of September 30, 2009 and December 31, 2008, all of the Company’s fixed income securities were rated by S&P or Moody’s.
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
     A security is in an unrealized loss position, or impaired, if the fair value of the security is less than its amortized cost adjusted for accretion, amortization and previously recorded OTTI losses. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
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
     At September 30, 2009, the Company holds 271 fixed income securities in an unrealized gain position with a total estimated fair value of $1,126.2 million and an aggregate gross unrealized gain of $68.6 million.

     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated
September 30, 2009	AAA	AA	A	BBB	Total	Count	Fair Value
Fixed income securities:
Investment grade(a):
U.S. Treasury securities and obligations of U. S. Government and agencies:
Collateralized mortgage obligations — residential	$—	$—	$—	$—	$—	1	$1
Obligations of states and political subdivisions	389	100	618	––	1,107	5	29,887
Corporate bonds	6	14	111	630	761	10	43,225
Collateralized mortgage obligations — commercial	425	––	––	––	425	2	9,600
Other asset-backed securities:
Second mortgages/home equity loans — residential	195	––	––	––	195	1	2,681

Total investment grade	1,015	114	729	630	2,488	19	85,394
Non-investment grade:
Obligations of states and political subdivisions	––	––	––	––	1,164	2	15,061
Other asset-backed securities:
Second mortgages/home equity loans — residential	––	––	––	––	416	1	2,639

Total non-investment grade	––	––	––	––	1,580	3	17,700

Total	$1,015	$114	$729	$630	$4,068	22	$103,094

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At September 30, 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     The Company holds three non-investment grade securities in an unrealized loss position at September 30, 2009. Two of these, obligations of states and political subdivisions issued by governmental utility authorities, were downgraded below investment grade during the third quarter 2009 due to the downgrade of the mono-line bond insurer guaranteeing a portion of these securities. Despite the downgrade, the unrealized loss on these securities improved from $0.9 million, or 16.7% of amortized cost, and $2.5 million, or 22.6% of amortized cost at June 30, 2009 to $0.3 million, or 5.0% of amortized cost and $0.9 million, or 8.3% of amortized cost, respectively, at September 30, 2009. Based on the underlying fundamentals of these securities, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss for these securities at September 30, 2009.
     The other security rated below investment grade and in an unrealized loss position is an asset-backed security collateralized by sub-prime home loans originated prior to 2005. This security was determined to be other-than-temporarily impaired at June 30, 2009. The Company recorded OTTI losses of $0.1 million in earnings in addition to recording an unrealized loss of $1.7 million in other comprehensive income. The Company did not record any additional credit-related loss on this security during the third quarter and the unrealized loss position has improved to $0.4 million, or 13.6% of its adjusted amortized cost. The Company holds one other asset-backed security collateralized by sub-prime home loans originated prior to 2005. This security has an estimated fair value of $2.7 million and is in an unrealized loss position of $0.2 million, or 6.8% of its amortized cost, at September 30, 2009. The Company believes the unrealized losses on these securities with sub-prime exposure are primarily attributable to broader economic conditions and liquidity concerns and are not indicative of the quality of the underlying collateral. In the first nine months of 2009, the Company received repayments on these securities of $1.9 million, or 24% of the par value outstanding at December 31, 2008.
     Of the 19 investment grade securities in an unrealized loss position, one was in a loss position that exceeded 20% of the security’s amortized cost. This security, issued by a large student loan provider, which has an unrealized loss of 20.9% of amortized cost, was also the largest unrealized loss in dollars ($0.6 million). Three other securities were in an unrealized loss position that exceeded 5% of each security’s amortized cost. Gross unrealized losses on the Company’s fixed income portfolio have continued to improve from $35.7 million at December 31, 2008, $31.8 million at March 31, 2009 and $19.0 million at June 30, 2009. The Company believes that the unrealized losses are primarily due to credit spread widening, and to a lesser extent, market illiquidity and certain asset classes being out of favor with investors.

     The Company holds two commercial collateralized mortgage-backed securities. At September 30, 2009, one of these securities had an unrealized loss of $0.1 million, or 2.0% of its amortized cost, and the other had an unrealized loss of $0.3 million, or 6.5% of its amortized cost. The overall unrealized loss position of these securities has continued to improve from $2.5 million at March 31, 2009 and $1.5 million at June 30, 2009. The Company believes that these securities will recover in value based on the current performance of the underlying collateral, the senior or super-senior position of each of the holdings and the amount of credit support available to our holdings.
     As of September 30, 2009, $412.7 million of the Company’s investments were guaranteed by one of three major mono-line bond insurers. This includes $405.0 million of bonds of states and political obligations, or about 54% of the Company’s investments in this category of security. Investments in obligations of states and political subdivisions represent approximately 61% of the Company’s invested assets. The ratings on these securities reflect the higher of the underlying rating of the issuer or the insurer’s rating. Of the $405.0 million of bonds that were insured, only $97.9 million of these securities reflect credit rating enhancement due to the guarantee. The underlying ratings of the enhanced securities are $55.2 million AA, $42.2 million A and $0.5 million BBB. The underlying ratings of all municipal holdings remain very strong and carry an average rating of AA. The Company views bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased. Based on the strong underlying credit quality of its insured bonds of states and political subdivisions, the Company believes that any impact of potential ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.
     The Company has no current intent to sell any of the securities in an unrealized loss position, nor is it more likely than not that it will be required to sell these securities prior to recovery of amortized cost. The Company believes that all of the securities in an unrealized loss position will recover in value and that none of these unrealized losses were indicative of credit losses. Based on the current facts and circumstances of the Company’s particular security holdings, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position are required to be recorded.
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
Impact of Pending Accounting Standards
     In June 2009, the FASB issued guidance which removes the concept of a qualifying special-purpose entity and eliminates it from exceptions under the guidance for consolidation of variable interest entities. This guidance also modifies the de-recognition conditions related to legal isolation and effective control and adds additional disclosure requirements for transfers of financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption is not expected to have a material impact on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued guidance which amends existing consolidation guidance applicable for variable interest entities as well as requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption is not expected to have a material impact on the Company’s financial condition or results of operations.
     In August 2009, the FASB issued guidance which proposes the following clarifications guidance for determining the fair value of a liability. If a quoted price in an active market for the identical liability is available, it represents a Level 1 measurement. If a quoted price in an active market for the identical liability is not available, an entity may utilize the following approaches: (a) the quoted price of the identical liability when traded as an asset in an active market; (b) the quoted price of the identical liability when traded as an asset in markets that are not active; (c) the quoted price for similar liabilities or similar liabilities traded as assets in markets that are not active; (d) another valuation technique that is consistent with the generally accepted fair value principles (income approach or market approach). The Company does not carry any of its financial liabilities at fair value. This guidance is effective for financial statements issued for annual periods beginning after August 2009. The adoption is not expected to have an impact on the Company’s financial condition or results of operations.

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
     The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected at September 30, 2009 reflect the Company’s expectations of the reasonably possible scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of September 30, 2009. At December 31, 2008, the hypothetical changes in market interest rates reflected the Company’s expectations of the reasonably possible best or worst case scenarios over a one year period. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	September 30,	Interest Rate	Change in	Stockholders’
	2009	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$136,017	200 bp increase	$128,504	(0.6)%
		150 bp increase	130,735	(0.4)
		100 bp increase	132,828	(0.2)
		50 bp increase	134,628	(0.1)

States, municipalities and political subdivisions	745,821	200 bp increase	656,703	(6.5)
		150 bp increase	677,733	(5.0)
		100 bp increase	699,591	(3.4)
		50 bp increase	722,285	(1.7)

Corporate bonds	305,008	200 bp increase	274,816	(2.2)
		150 bp increase	281,956	(1.7)
		100 bp increase	289,360	(1.1)
		50 bp increase	297,040	(0.6)

Mortgage-backed and asset-backed	42,436	200 bp increase	40,203	(0.2)
		150 bp increase	40,743	(0.1)
		100 bp increase	41,295	(0.1)
		50 bp increase	41,859	––

Total fixed income securities available-for-sale	$1,229,282	200 bp increase	1,100,226	(9.5)
		150 bp increase	1,131,167	(7.2)
		100 bp increase	1,163,074	(4.9)
		50 bp increase	1,195,812	(2.5)

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2008	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$184,598	200 bp increase	$172,966	(1.0)%
		100 bp increase	179,485	(0.4)
		100 bp decrease	187,485	0.2
		200 bp decrease	189,197	0.4

States, municipalities and political subdivisions	696,163	200 bp increase	613,030	(7.0)
		100 bp increase	652,614	(3.7)
		100 bp decrease	743,635	4.0
		200 bp decrease	786,829	7.7

Corporate bonds	93,476	200 bp increase	84,743	(0.7)
		100 bp increase	88,962	(0.4)
		100 bp decrease	98,115	0.4
		200 bp decrease	101,424	0.7

Mortgage-backed and asset-backed	60,409	200 bp increase	56,769	(0.3)
		100 bp increase	58,563	(0.2)
		100 bp decrease	62,039	0.1
		200 bp decrease	62,557	0.2

Total fixed income securities available-for-sale	$1,034,646	200 bp increase	927,508	(9.1)
		100 bp increase	979,624	(4.7)
		100 bp decrease	1,091,274	4.8
		200 bp decrease	1,140,007	8.9
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None.
ITEM 5. OTHER INFORMATION — Reports on Form 8-K:
     July 31, 2009; CNA Surety Corporation Earnings Press Release issued on July 31, 2009.
ITEM 6. EXHIBITS

Exhibit Number
Certification of Chief Executive Officer pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31(1)

Certification of Chief Financial Officer pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31(2)

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32(1	)*

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32(2	)*

*	Exhibits 32(1) and 32(2) are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

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

Date: October 30, 2009

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