Form 10-K
period 2009-12-31
CNA SURETY CORP
filed 2010-02-19
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates was $227.0 million based upon the closing price of $13.49 per share on June 30, 2009, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

At February 9, 2010, 44,275,998 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the CNA Surety Corporation Proxy Statement prepared for the 2010 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES

PART I.

ITEM 1.	BUSINESS

General

CNA Surety Corporation (“CNA Surety” or the “Company”) is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation (“CNAF”) with Capsure Holdings Corp.’s (“Capsure”) insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with approximately an 8.0% market share (based upon 2008 Surety Association of America (“SAA”) written premium data). CNA Surety’s wide selection of surety products ranges from very small commercial bonds to large contract bonds.

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

Financial Strength Ratings

A.M. Best Company, Inc.

On February 8, 2010, A.M. Best Company, Inc. (“A.M. Best”) affirmed the A (Excellent) rating and stable rating outlook for Western Surety, Surety Bonding and Universal Surety. An A (Excellent) rating is assigned to those companies which A.M. Best believes have an excellent ability to meet their ongoing obligations to policyholders. A-rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. A.M. Best’s letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest. The rating outlook indicates the potential direction of a company’s rating for an intermediate period, generally defined as the next 12 to 36 months.

Through intercompany reinsurance and related agreements, CNA Surety’s customers have access to CCC’s broader underwriting capacity. CCC’s A rating was also affirmed on February 8, 2010 and the rating outlook improved from negative to stable.

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

Judicial and Fiduciary bonds: required by statutes, courts or legal documents for the protection of those on whose behalf a fiduciary acts. Examples of such fiduciaries include executors and administrators of estates and guardians of minors and incompetents.

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

The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years (amounts in thousands):

	Gross Written Premiums
		% of		% of		% of
	2009	Total	2008	Total	2007	Total

Contract	$274,848	62.7%	$300,236	64.3%	$305,624	64.8%
Commercial:
License and permit	75,594	17.3	80,291	17.2	78,875	16.7
Judicial and fiduciary	22,941	5.2	23,227	5.0	23,348	5.0
Public official	25,707	5.9	23,466	5.0	23,584	5.0
Other	9,306	2.1	9,015	1.9	9,021	1.9

Total commercial	133,548	30.5	135,999	29.1	134,828	28.6
Fidelity and other	29,909	6.8	30,892	6.6	31,208	6.6

	$438,305	100.0%	$467,127	100.0%	$471,660	100.0%

Domestic	$432,260	98.6%	$461,998	98.9%	$467,285	99.1%
International	6,045	1.4	5,129	1.1	4,375	0.9

	$438,305	100.0%	$467,127	100.0%	$471,660	100.0%

	Net Written Premiums
		% of		% of		% of
	2009	Total	2008	Total	2007	Total

Contract	$250,793	61.0%	$268,085	62.1%	$266,749	62.3%
Commercial	130,332	31.7	132,702	30.7	130,332	30.4
Fidelity and other	29,909	7.3	30,892	7.2	31,208	7.3

	$411,034	100.0%	$431,679	100.0%	$428,289	100.0%

Domestic	$404,989	98.5%	$426,570	98.8%	$423,914	99.0%
International	6,045	1.5	5,109	1.2	4,375	1.0

	$411,034	100.0%	$431,679	100.0%	$428,289	100.0%

	Domestic Bonds/Policies in Force as of December 31,
		% of		% of		% of
	2009	Total	2008	Total	2007	Total

Contract	29	1.3%	31	1.3%	30	1.2%
Commercial	1,711	75.8	1,836	76.4	1,906	76.5
Fidelity and other	517	22.9	537	22.3	557	22.3

	2,257	100.0%	2,404	100.0%	2,493	100.0%

The following table sets forth the average bond penalty/policy limit for each principal class of bonds for the past three years (amounts in thousands):

	Average Bond Penalty/Policy Limit as of December 31,
	2009	2008	2007

Contract	$1,150.0	$1,236.7	$1,191.8
Commercial	14.8	14.5	14.1
Fidelity and other	19.8	19.9	19.4

In 2009 no individual agency generated more than 1.0% of aggregate gross written premiums. Approximately $86.1 million, or 19.7%, of gross written premiums were generated from national insurance brokers in 2009 with the single largest national broker production comprising $20.6 million, or 4.7%, of gross written premiums.

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

The following table sets forth the distribution of the business of CNA Surety, by state based upon gross written premiums in each of the last three years:

	Years Ended December 31,
	2009	2008	2007

Gross Written Premiums by State:
Texas	9.4%	9.4%	9.4%
California	8.4	9.2	9.1
Florida	5.7	6.0	7.6
New York	4.9	5.0	4.5
Illinois	4.5	4.5	4.5
Massachusetts	3.3	3.1	3.1
Pennsylvania	3.1	2.8	2.9
Indiana	2.8	2.3	2.3
Georgia	2.7	3.4	3.3
All other(a)	55.2	54.3	53.3

Total	100.0%	100.0%	100.0%

(a)	Includes the District of Columbia and Puerto Rico. No other state represented more than 2.3% for the year ended December 31, 2009.

Contract Surety

With respect to standard contract surety, the Company broadly targets contractors with less than $200 million in contracted work in progress. In addition, the Company selectively targets contractors with substantially higher work programs. The Company’s contract market is comprised of small contractors (less than $10 million in work in progress), medium contractors ($10-$100 million) and the lower end of the large contractors (greater than $100 million). These contractors, as a group, represent a significant portion of the United States construction market. These exposures are measured in terms of bonded backlog which is an indication of the Company’s exposure in event of default before indemnification recoveries. The Company actively monitors the exposure on each account through a variety of underwriting methods. Some of these accounts are maintained on a “co-surety” or joint insurer basis with other sureties in order to manage aggregate exposure.

Commercial Surety

A large portion of the commercial surety market is comprised of small obligations that are routine in nature and require minimal underwriting. Customers are focused principally on prompt and efficient service. These small transactional bonds and related fidelity bonds and E&O products represent approximately 80% of the Company’s non-contract gross written premiums and 30% of the Company’s total gross written premiums.

The Company continues to focus its marketing efforts on this small commercial bond market through its Sioux Falls, South Dakota service center. In this market segment, CNA Surety emphasizes one-day response service, easy-to-use forms and an extensive array of commercial bond products. In addition, independent agents are provided pre-executed bond forms, powers of attorney and facsimile authorizations that allow them to issue many standard bonds in their offices. Independent agents can also use bONdLINE, which is an Internet-based tool, to request and deliver bonds. CNA Surety’s insurance subsidiaries may also direct their marketing to particular industries or classes of bonds on a broad basis. For instance, the Company maintains programs directed at notary bonds.

CNA Surety also maintains a specific underwriting staff in Chicago, Illinois dedicated to middle market and “Fortune 1000” accounts. The Company’s corporate commercial account business represents approximately 20% of the Company’s commercial gross written premiums and approximately 7% of the Company’s total gross written premiums.

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

Competition

The surety and fidelity market is highly competitive. According to 2008 data from the SAA, the U.S. market aggregates approximately $6.7 billion in direct written premiums, comprised of approximately $5.5 billion in surety premiums and approximately $1.2 billion in fidelity premiums. The 20 largest surety companies account for approximately 81% of the domestic surety market and 95% of the domestic fidelity market. The large diversified insurance companies hold the largest market shares. In 2008, CNA Surety was the fourth largest surety provider with a 7.9% market share.

Primary competitors of CNA Surety are approximately 20 national, multi-line companies participating in the surety market throughout the country. Management believes that its principal strengths are diverse product offerings, service and accessibility and long-term relationships with agents and accounts. Competition increased as a result of ten years of profitable underwriting experience through 1999. This competition has typically manifested itself through reduced premium rates and relaxation of underwriting standards. Beginning in 2000 and through the end of 2005, the surety industry’s underwriting performance was negatively impacted by the significant increases in corporate defaults. Firming of rates, more stringent underwriting and an improved economy resulted in the surety and fidelity industry returning to profitability in 2006. The surety market has been profitable for most carriers since 2006 and competition remains strong. However, the surety market remains steady, with little, if any deterioration in underwriting and pricing.

Reinsurance

The Company’s insurance subsidiaries, in the ordinary course of business, purchase reinsurance from other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk, minimize exposure on larger risks and allow us to meet certain regulatory restrictions that would otherwise limit the size of bonds the Company can write. Reinsurance contracts do not relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance contracts. The Company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk and establishes allowances for uncollectible amounts when indicated. At December 31, 2009, the Company holds approximately $4.0 million of letters of credit as collateral for reinsurance receivables.

The Company’s reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company’s retention on a per principal basis. The Company’s reinsurance coverage is provided by third party reinsurers and related parties. Refer to Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8., Note 6 of the Notes to the Consolidated Financial Statements, Reinsurance, for further discussion.

At December 31, 2009, CNA Surety had no reinsurance receivable from affiliates. As of December 31, 2008, CNA Surety’s largest reinsurance recoverable from an affiliate, CCC, a company rated A by A.M. Best, was approximately $46.1 million. CNA Surety’s largest reinsurance recoverable from a third party, a company rated A+ by A.M. Best, was approximately $8.3 million and $7.9 million at December 31, 2009 and 2008, respectively.

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

The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred-but-not-reported (“IBNR”) claims, (c) future expenses to be incurred in the settlement of claims and (d) indemnity recoveries, exclusive of reinsurance recoveries, which are reported as an asset. These estimates are determined based on the Company’s and surety industry loss experience as well as consideration of current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability are reflected in income in the period in which such changes are determined to be needed. The determination of the Company’s reserves for unpaid losses and loss adjustment expenses is inherently a subjective exercise which requires management to analyze, weigh and balance numerous macroeconomic, customer specific and claims specific factors and trends, most of which, in and of themselves, are inherently uncertain and difficult to predict. A discussion of this process is included in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A table is included in Item 8., Note 7 of the Notes to the Consolidated Financial Statements, Reserves for Losses and Loss Adjustment Expenses, that presents the activity in the reserves for unpaid losses and loss adjustment expenses for the Company and is incorporated herein by reference. This table highlights the impact of revisions to the estimated liability established in prior years.

The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles (“GAAP”), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting practices (“SAP”) as of December 31, 2009 (dollars in thousands):

Net reserves at end of year, GAAP basis	$355,155
Ceded reinsurance, net of indemnification	50,968

Gross reserves at end of year, GAAP basis	406,123
Estimated reinsurance recoverable netted against gross reserves for SAP	(50,968)
Net reserves on retroactive reinsurance assumed	(11,093)

Net reserves at end of year, SAP basis	$344,062

The following loss reserve development table illustrates the change over time of reserves established for the Company’s estimated losses and loss adjustment expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section shows re-estimates of the original recorded reserve as of the end of each successive year which is the result of management’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established and indicates whether the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims on both a net and gross basis. The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

	As of December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(Dollars in thousands)

Gross reserves for losses and loss adjustment expenses	$157,933	$204,457	$315,811	$303,433	$413,539	$363,387	$424,449	$434,224	$472,842	$428,724	$406,123
Originally reported ceded recoverable	20,464	70,159	166,318	137,301	158,357	116,831	147,435	144,858	150,496	83,691	50,968

Net reserves for losses and loss adjustment expenses	137,469	134,298	149,493	166,132	255,182	246,556	277,014	289,366	322,346	345,033	355,155

Net paid (cumulative) as of:
One year later	35,825	44,763	64,832	59,567	88,857	65,353	76,623	55,879	46,203	43,723	—
Two years later	47,795	75,825	98,885	100,595	128,607	92,582	120,462	81,802	70,941	—	—
Three years later	73,341	87,011	117,396	115,034	145,895	114,984	133,942	95,857	—	—	—
Four years later	81,788	93,154	132,891	125,740	158,257	124,742	145,133	—	—	—	—
Five years later	86,539	99,117	139,051	133,696	161,978	134,324	—	—	—	—	—
Six years later	91,520	100,628	139,125	136,669	171,446	—	—	—	—	—	—
Seven years later	92,727	98,737	145,058	143,254	—	—	—	—	—	—	—
Eight years later	90,448	102,953	147,770	—	—	—	—	—	—	—	—
Nine years later	94,550	104,865	—	—	—	—	—	—	—	—	—
Ten years later	96,420	—	—	—	—	—	—	—	—	—	—
Net reserves re-estimated as of:
End of initial year	137,469	134,298	149,493	166,132	255,182	246,556	277,014	289,366	322,346	345,033	355,155
One year later	130,376	139,110	155,673	205,422	254,570	223,223	271,704	284,312	276,845	290,751	—
Two years later	128,134	140,094	182,812	199,865	231,619	224,919	264,794	230,205	222,562	—	—
Three years later	130,280	132,504	169,340	195,191	246,244	218,301	232,115	202,172	—	—	—
Four years later	122,469	120,051	174,346	203,488	237,544	202,416	214,685	—	—	—	—
Five years later	110,055	119,471	174,847	196,258	225,537	193,888	—	—	—	—	—
Six years later	109,874	118,485	167,741	191,609	225,511	—	—	—	—	—	—
Seven years later	109,237	118,834	164,813	190,495	—	—	—	—	—	—	—
Eight years later	109,672	116,344	164,343	—	—	—	—	—	—	—	—
Nine years later	107,397	117,661	—	—	—	—	—	—	—	—	—
Ten years later	108,857	—	—	—	—	—	—	—	—	—	—

Total net redundancy (deficiency)	$28,612	$16,637	$(14,850)	$(24,363)	$29,671	$52,668	$62,329	$87,194	$99,784	$54,282	$—

Cumulative redundancy (deficiency) as a % of original estimate	20.8%	12.4%	(9.9)%	(14.7)%	11.6%	21.4%	22.5%	30.1%	31.0%	15.7%	—%

Net reserves re-estimated	$108,857	$117,661	$164,343	$190,495	$225,511	$193,888	$214,685	$202,172	$222,562	$290,751
Re-estimated ceded recoverable	79,039	116,514	128,318	149,677	98,938	95,813	140,915	146,104	157,523	84,221

Gross reserves re-estimated	$187,896	$234,175	$292,661	$340,172	$324,449	$289,701	$355,600	$348,276	$380,085	$374,972

Total gross (deficiency) redundancy	$(29,963)	$(29,718)	$23,150	$(36,739)	$89,090	$73,686	$68,849	$85,948	$92,757	$53,752

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

Environmental Claims

The Company does not typically bond contractors that specialize in hazardous environmental remediation work. The Company does, however, provide bonding programs for several accounts that have incidental environmental exposure. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. The Company also provides court and other surety bonds for large corporations wherein the underlying action involves environmental-related issues. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights in the completion of a defaulted project or through salvage recovery. At December 31, 2009, the Company estimates it has no incurred losses on open claims of this nature.

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

Western Surety is domiciled in South Dakota and licensed in all 50 states and the District of Columbia and Puerto Rico. Surety Bonding is domiciled in South Dakota and licensed in 28 states and the District of Columbia. Universal Surety is domiciled in South Dakota and licensed in 44 states and the District of Columbia.

Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company’s stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8., Note 13 of the Notes to the Consolidated Financial Statements, Statutory Financial Data. Without prior regulatory approval, Western Surety may pay stockholder dividends of $122.9 million to CNA Surety in 2010. For the year ended December 31, 2009, CNA Surety received $5.0 million in dividends from its insurance subsidiaries.

CNA Surety’s insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities; however, they may be performed by any jurisdiction in which the insurer transacts business. During 2008, the South Dakota Division of Insurance began its financial examination of Western Surety, Surety Bonding and Universal Surety as of and for the period January 1, 2004 through December 31, 2008. The final financial examination report was filed with the South Dakota Division of Insurance on December 11, 2009. On January 13, 2010, the Company was notified that the final examination report was adopted by the Director of the South Dakota Division of Insurance as filed. No adverse findings were included in the final examination report.

Certain states in which CNA Surety’s insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety’s results of operations in 2009.

Western Surety and Surety Bonding each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer’s statutory surplus. The underwriting limitations of Western Surety and Surety Bonding were $43.5 million and $0.7 million, respectively, for the twelve-month period ended June 30, 2009. Effective July 1, 2009 through June 30, 2010, the underwriting limitations of Western Surety and Surety Bonding are $54.7 million and $0.7 million, respectively. Through a surety quota share treaty (the “Quota Share Treaty”) between CCC and Western Surety, discussed in both Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8., Note 6 of the Notes to the Consolidated Financial Statements, Reinsurance, CNA Surety has access to CCC and its affiliates’ U.S. Department of Treasury underwriting limitations. Effective July 1, 2009 through June 30, 2010, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty total $732.3 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

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

An investment committee of CNA Surety’s Board of Directors (“Investment Committee”) establishes investment policy and oversees the management of each portfolio. A professional independent investment adviser has been engaged to assist in the management of each insurance subsidiary investment portfolio pursuant to established Investment Committee guidelines. The insurance subsidiaries pay an advisory fee based on the fair value of the assets under management.

Employees

As of December 31, 2009, the Company employed 739 persons. CNA Surety has not experienced any work stoppages. Management of CNA Surety believes its relations with its employees are good.

Availability of SEC Reports

A copy of this Annual Report on Form 10-K, as well as CNA Surety’s subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet at CNA Surety’s website (www.cnasurety.com) when filed with or submitted to the Securities and Exchange Commission (the “SEC”). CNA Surety also provides links to the SEC’s website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, including CNA Surety, that file electronically with the SEC. Any materials the Company files with the SEC may be read and obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. This reference to CNA Surety’s website or the SEC’s address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

A significant portion of our business is guaranteeing the performance of construction firms. Therefore, we are exposed to the challenges that the construction industry faces. The last several years have been particularly challenging as significant issues in the home builder segment have spilled over into the non-residential segments of the construction industry. These challenges include a substantial reduction in the availability of new work and intense competition among contractors for the limited amount of new work. As a result of these challenges, we have experienced a lower demand for our bonds, and we may experience a higher frequency of claims and higher losses.

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

We believe that the vast majority of the demand for our products results from federal, state and local laws that mandate the use of surety bonds. If these laws are relaxed or eliminated, our business would be severely impacted.

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

We are a holding company and are dependent upon dividends, advances, loans and other sources of cash from our subsidiaries in order to meet our obligations. Without specific approval by the subsidiaries’ domiciliary state department of insurance, dividend payments are generally limited to amounts determined by formula. If we are restricted, by regulatory rules or otherwise, from paying or receiving intercompany dividends, we may not be able to fund our working capital needs and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.

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

CNA Surety leases its executive offices and its shared branch locations with CCC under the Administrative Services Agreement (“ASA”) with CCC discussed in detail in Item 8., Note 14 of the Notes to the Consolidated Financial Statements, Related Party Transactions. CNA Surety currently uses approximately 91,000 square feet and related personal property at 35 branch locations and its home and executive offices (30,360 square feet) in Chicago, Illinois. In 2009, CNA Surety’s annual rent under the ASA was approximately $3.0 million. Annual rent for space leased through the ASA will be approximately $2.0 million beginning January 1, 2010.

CNA Surety leases approximately 83,550 square feet of office space for its primary processing and service center at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2012. The annual rent, which is subject to annual adjustments, was $1.8 million as of December 31, 2009. CNA Surety also leased space for contract and commercial branch offices in Hoover, Alabama; San Juan, Puerto Rico and Rocklin, California. Annual rent for these offices was $0.1 million with leases terminating in 2009, 2011 and 2012, respectively. The Hoover, Alabama lease was not renewed as the branch was relocated to one of the locations shared with CCC.

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

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock (“Common Stock”) trades on the New York Stock Exchange under the symbol SUR. On February 9, 2010 the last reported sale price for the Common Stock was $14.35 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 2009 and 2008.

	High	Low

2009
4th Quarter	$17.10	$13.24
3rd Quarter	$17.91	$12.80
2nd Quarter	$19.81	$13.03
1st Quarter	$19.80	$11.58
2008
4th Quarter	$20.28	$9.00
3rd Quarter	$22.90	$10.61
2nd Quarter	$15.98	$12.59
1st Quarter	$19.79	$13.12

The following table and graph present the Company’s common stock market performance over the last five years compared to appropriate industry indices:

	Indexed Returns
	Years Ended December 31,
Company/Index	2004	2005	2006	2007	2008	2009

CNA Surety Corporation	100	109.14	161.05	148.24	143.82	111.54
Standard & Poor’s 500 Stock Index	100	103.00	117.03	121.16	74.53	92.01
Standard & Poor’s Property & Casualty Index	100	112.98	125.09	105.43	72.30	78.97

The number of stockholders of record of Common Stock on February 9, 2010 was approximately 4,100.

A summary of outstanding options and shares authorized for issuance under equity compensation plans as of December 31, 2009 follows:

	Number of Securities to be	Weighted-Average	Number of Securities Remaining
	Issued Upon the Exercise of	Exercise Price of	Available for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity Compensation Plans

Equity compensation plans approved by security holders	1,318,288	$15.78	2,252,920

Dividends

Effective November 21, 2002, the Company announced that its Board of Directors suspended its quarterly cash dividend. The reintroduction of a quarterly or annual dividend and the amount of any such dividend will be reassessed at future Board meetings.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information has been derived from the Consolidated Financial Statements and Notes thereto.

The following information presented for CNA Surety is as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

	2009(b)(c)	2008(b)(c)	2007(b)(c)	2006(b)(c)	2005
	(Dollars in thousands, except per share data)

Total revenues	$473,442	$477,624	$465,697	$431,693	$384,082

Gross written premiums	$438,305	$467,127	$471,660	$451,356	$417,530

Net written premiums	$411,034	$431,679	$428,289	$409,629	$365,948

Net earned premium	$421,872	$431,696	$421,506	$393,642	$348,361
Net losses and loss adjustment expenses(a)	69,416	80,844	103,124	95,830	127,841
Net commissions, brokerage and other underwriting expenses	233,427	235,420	227,412	216,560	202,521
Net investment income	50,371	47,302	44,636	39,324	33,747
Net realized investment gains (losses)	1,199	(1,374)	(445)	(1,273)	1,974
Interest expense	1,391	2,148	2,918	3,669	3,545

Income before income taxes	169,208	159,212	132,243	115,634	50,175
Income tax expense	51,347	48,809	39,747	32,816	11,744

Net income	$117,861	$110,403	$92,496	$82,818	$38,431

Basic earnings per common share	$2.66	$2.50	$2.10	$1.90	$0.89

Diluted earnings per common share	$2.65	$2.49	$2.09	$1.89	$0.89

Loss ratio(a)	16.5%	18.7%	24.5%	24.3%	36.7%
Expense ratio	55.3	54.5	54.0	55.0	58.1

Combined ratio(a)	71.8%	73.2%	78.5%	79.3%	94.8%

Invested assets and cash	$1,322,654	$1,126,079	$1,024,826	$897,285	$797,914
Intangible assets, net of amortization	138,785	138,785	138,785	138,785	138,785
Total assets	1,709,035	1,565,519	1,507,654	1,368,333	1,262,614
Insurance reserves	653,899	687,548	731,772	688,027	665,496
Debt	30,930	30,892	30,791	30,690	50,589
Total liabilities	785,951	798,224	839,949	802,431	786,039
Stockholders’ equity	923,084	767,295	667,705	565,902	476,575
Book value per share	$20.85	$17.37	$15.13	$12.90	$11.00

(a)	Includes the effect of re-estimates of prior year reserves, known as reserve development. The dollar amount of these reserve reductions were $54.3 million, $45.5 million, $5.1 million, $5.3 million and $23.3 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively. The percentage point effect of these reserve reductions on the loss and combined ratios for these years were 12.8, 10.6, 1.2, 1.4 and 6.7 percentage points, respectively.

(b)	Effective in 2006, the Company adopted accounting guidance that requires stock-based compensation expense to be measured and recorded using a fair-value based method. Prior to 2006, the Company applied the intrinsic value method in accounting for its stock-based compensation plan as allowed under the previous accounting guidance. Under the recognition and measurement principles of that guidance, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date. This change in accounting method increased compensation expense by $2.0 million, $1.7 million, $1.9 million and $1.2 million for the years ended December 31, 2009, 2008, 2007 and 2006, respectively. Net of deferred tax benefit, net income was decreased by $1.3 million, $1.1 million, $1.2 million and $0.8 million for the years ended December 31, 2009, 2008, 2007 and 2006, respectively.

(c)	As of December 31, 2006, the Company adopted accounting guidance that requires a company who sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company’s postretirement benefit plans are unfunded. Recognition of the accumulated postretirement benefit obligation, measured as of December 31, 2009, increased the liability for postretirement benefits by $0.7 million, gross of deferred tax benefit, and decreased accumulated other comprehensive income by $0.6 million. Recognition of the accumulated postretirement benefit obligation, measured as of December 31, 2008, decreased the liability for postretirement benefits by $1.2 million, gross of deferred tax benefit, and increased accumulated other comprehensive income by $0.5 million. Recognition of the accumulated postretirement benefit obligation, measured as of December 31, 2007, decreased the liability for postretirement benefits by $3.4 million, gross of deferred tax benefit, and increased accumulated other comprehensive income by $2.5 million. Recognition of the accumulated postretirement benefit obligation, measured as of December 31, 2006, increased the liability for postretirement benefits by $4.7 million, gross of deferred tax benefit, and decreased accumulated other comprehensive income by $2.7 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of CNA Surety Corporation and its subsidiaries’ (“CNA Surety” or the “Company”) operating results, liquidity and capital resources and financial condition. The most significant risk and uncertainties impacting the operating performance and financial condition of the Company are discussed in Item 1A, Risk Factors of this Form 10-K. This discussion should be read in conjunction with the Consolidated Financial Statements of CNA Surety and Notes thereto.

Critical Accounting Policies

The Company’s accounting policies related to reserves for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables are particularly critical to an assessment of the Company’s financial results. Given the nature of the surety business, the determination of these balances is inherently a highly subjective exercise, which requires management to analyze, weigh and balance numerous macroeconomic, customer specific and claim specific factors and trends, most of which, in and of themselves, are inherently uncertain and difficult to predict. In addition, management believes the other most significant accounting policies and related disclosures for purposes of understanding the Company’s results of operations and financial condition pertain to investments, goodwill and other intangible assets, recognition of premium revenue and the related unearned premium liability and deferred policy acquisition costs.

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

The following table shows the estimated liability as of December 31, 2009 for unpaid claims applicable to reported claims and to IBNR (dollars in thousands) for each sub-line of business:

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves

Contract	$54,312	$232,575	$286,887
Commercial	57,248	50,155	107,403
Fidelity and other	2,926	8,907	11,833

Total	$114,486	$291,637	$406,123

Periodic actuarial analyses of the Company’s loss reserves are performed. These analyses have typically included a comprehensive review performed in the third quarter based on data as of June 30 and an update of the comprehensive review performed in January based on data as of December 31. In 2009, the Company changed the timing of the comprehensive review to occur in the fourth quarter using data as of September 30. In between these analyses, management monitors claim activity against benchmarks of expected claim activity prepared in connection with the comprehensive review and records adjustments as necessary.

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

The IBNR (or unpaid) percentage is derived from the incurred (or paid) loss development patterns. Various approaches can be used to determine the expected ultimate losses (e.g., prior year estimates, pricing assumptions, etc.). An expected loss ratio (ultimate losses divided by earned premium) based on review of prior accident years’ loss ratio experience is utilized to obtain an estimate of expected ultimate losses. This estimate is then applied to the more recent accident years’ earned premium. The strength of the B-F method is that it is less leveraged than the historical development method and thus does not result in an overreaction to an unusual claim occurrence (or an unusual lack of claims). The weakness of the method is that it is reliant on an initial expectation of ultimate losses.

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

Management believes that the impact of the factors listed above, and others, may not be fully quantifiable through actuarial analysis. Accordingly, management applies its judgment of the impact of these factors, and others, to its selection of the recorded loss reserves.

The following table shows the point estimate as determined by the actuarial analysis as compared to the actual loss reserve established by management, both gross and net of reinsurance (dollars in thousands):

	December 31,
	2009	2008

Gross basis:
Recorded loss reserves	$406,123	$428,724
Actuarial point estimate	383,378	411,957

Difference	$22,745	$16,767

Difference as a % of actuarial point estimate	5.9%	4.1%
Net basis:
Recorded loss reserves	$355,155	$345,033
Actuarial point estimate	323,575	327,194

Difference	$31,580	$17,839

Difference as a % of actuarial point estimate	9.8%	5.5%

At December 31, 2009, management’s recorded gross and net reserves were higher than the actuarial point estimate. Management recorded reserves that were materially consistent with the actuarial point estimates for accident years 2007 and prior. For accident years 2008 and 2009, management recorded reserves that were higher than the actuarial indications due to the belief that the potential impact on losses of the economic recession and associated challenges facing construction firms was not fully reflected in the actuarial analyses. To determine the recorded reserves for accident years 2008 and 2009, management relied on an analysis of past experience for accident years that were impacted by periods of economic difficulties. This analysis was influenced by management’s assessment of key factors like the length and depth of the recession, the particular challenges facing construction firms, the financial strength of bonded contractors, the contractors’ responses to the economic challenges and the Company’s and the industry’s underwriting discipline. This analysis also included adjustments to historical results to reflect differences in premium rates, reinsurance coverage and changes in underwriting appetite, particularly related to large commercial risks.

At December 31, 2008, management’s recorded gross and net reserves were higher than the actuarial point estimate. In response to deterioration in economic conditions, management recorded reserves that were higher than the actuarial indication for accident years 2006 through 2008. Management believed the economic environment created additional uncertainty for loss activity associated with these accident years.

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

At December 31, 2009, the range of reasonable loss reserve estimates, net of reinsurance receivables, was from $302 million to $360 million. Ranges of reasonable loss reserve estimates are not calculated for the sub-lines of business. Management believes that the range calculated over total reserves provides the most meaningful information due to the importance of correlation of losses between the sub-lines of business related to the impact of general economic conditions.

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

Fixed income securities in an unrealized loss position that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired (“OTTI”). These securities are written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Income. Fixed income securities in an unrealized loss position for which management believes a credit loss exists are also considered to be other-than-temporarily impaired. For those securities, the Company bifurcates the impairment into a credit component and a non-credit component. The credit component, which represents the difference between discounted cash flows and the fixed income security’s amortized cost, is recognized in earnings and the non-credit component is recognized in other comprehensive income. Cash flows from purchases, sales and maturities of fixed income and equity securities are reported gross in the investing activities section of the Consolidated Statements of Cash Flows.

The amortized cost of fixed income securities is determined based on cost, adjustments for previously recorded other-than-temporary impairment losses and the cumulative effect of amortization of premiums and accretion of discounts using the interest method. Such amortization and accretion are included in investment income. For mortgage-backed and asset-backed securities, the Company considers estimates of future prepayments in the calculation of the effective yield used to apply the interest method. If a difference arises between the anticipated prepayments and the actual prepayments, the Company recalculates the effective yield based on actual prepayments and the currently anticipated future prepayments. The amortized costs of such securities are adjusted to the amount that would have resulted had the recalculated effective yields been applied since the acquisition of the securities with a corresponding charge or credit to investment income. Prepayment estimates are based on the structural elements of specific securities, interest rates and generally recognized prepayment speed indices.

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

Intangible Assets

CNA Surety’s Consolidated Balance Sheets as of December 31, 2009 include goodwill and intangible assets of approximately $138.8 million. This amount primarily represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp. (“Capsure”).

A significant amount of judgment is required in performing intangible assets impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety’s reporting units. Under the relevant standard, fair value of a reporting unit refers to the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. The Company uses a valuation technique based on discounted cash flows. Significant inputs to the Company’s discounted cash flow model include estimated capital requirements to support the business, expected cash flows from underwriting activity, required capital reinvestment to support growth and the selected discount rates. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of intangible assets. The excess of the recorded amount of intangible assets over the implied value of intangible assets is recorded as an impairment loss.

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

Insurance premium receivables are presented net of an estimated allowance for doubtful accounts, which is based on a periodic evaluation of the aging and collectability of premium receivables.

Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of commissions, premium taxes and other underwriting expenses which vary with, and are primarily related to, the production of business, net of reinsurance commissions, are deferred and amortized as a charge to income as the related premiums are earned. The Company periodically tests that deferred policy acquisition costs are recoverable based on the expected profitability embedded in the reserve for unearned premium. If the expected profitability is less than the balance of deferred policy acquisition costs, a charge to income is taken and the deferred policy acquisition cost balance is reduced to the amount determined to be recoverable. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs.

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

Underwriting results are computed as net earned premiums less net losses and loss adjustment expenses and net commissions, brokerage and other underwriting expenses. Management uses underwriting results to monitor its insurance operations’ results without the impact of certain factors, including net investment income, net realized investment gains (losses) and interest expense. Management excludes these factors in order to analyze the direct relationship between net earned premiums and the related net losses and loss adjustment expenses along with net commissions, brokerage and other underwriting expenses.

Operating ratios are calculated using insurance results and are widely used by the insurance industry and regulators such as state departments of insurance and the National Association of Insurance Commissioners for financial regulation and as a basis of comparison among companies. The ratios discussed in the Company’s MD&A are calculated using GAAP financial results and include the net loss and loss adjustment expense ratio (“loss ratio”) as well as the net commissions, brokerage and other underwriting expense ratio (“expense ratio”) and combined ratio. The loss ratio is the percentage of net incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the percentage of net commissions, brokerage and other underwriting expenses, including the amortization of deferred policy acquisition costs, to net earned premiums. The combined ratio is the sum of the loss ratio and expense ratio.

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

Comparison of CNA Surety Actual Results for the Years Ended December 31, 2009, 2008 and 2007

Analysis of Net Income

The Company had net income of $117.9 million for the year ended December 31, 2009 as compared to $110.4 million for the year ended December 31, 2008 and $92.5 million for the year ended December 31, 2007. The increase in net income in 2009 over 2008 reflects the higher levels of favorable loss development discussed below and higher investment income, offset by lower net earned premium. The increase in net income in 2008 over 2007 reflects higher earned premium, higher favorable loss development and higher net investment income.

The components of net income are discussed in the following sections.

Results of Insurance Operations

Underwriting components for the Company for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007

Gross written premium	$438,305	$467,127	$471,660

Net written premium	$411,034	$431,679	$428,289

Net earned premium	$421,872	$431,696	$421,506

Net losses and loss adjustment expenses	$69,416	$80,844	$103,124

Net commissions, brokerage and other underwriting expenses	$233,427	$235,420	$227,412

Loss ratio	16.5%	18.7%	24.5%
Expense ratio	55.3	54.5	54.0

Combined ratio	71.8%	73.2%	78.5%

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

Through one of its insurance subsidiaries, Western Surety Company (“Western Surety”), the Company assumes significant amounts of premiums primarily from affiliates. This includes surety business written or renewed, net of reinsurance, by Continental Casualty Company (“CCC”) and The Continental Insurance Company (“CIC”), and their affiliates, after September 30, 1997 that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit the Company’s ability to write certain business on a direct basis, the Company continues to utilize the underwriting capacity available through these agreements. The Company is in full control of all aspects of the underwriting and claim management of the assumed business from CCC and CIC.

CNA Surety also assumes premium on contract and commercial surety bonds for international risks. Such premiums are assumed pursuant to the terms of reinsurance treaties or as a result of specific international bond requirements of domestic customers.

Gross written premium, which is the aggregate of direct written premiums and assumed written premiums, for the years ended December 31, 2009, 2008 and 2007 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2009	2008	2007

Contract	$274,848	$300,236	$305,624
Commercial	133,548	135,999	134,828
Fidelity and other	29,909	30,892	31,208

	$438,305	$467,127	$471,660

For 2009, gross written premiums decreased 6.2 percent to $438.3 million as compared to 2008. Gross written premiums for contract surety decreased 8.5 percent to $274.8 million primarily due to lower demand resulting from fewer new construction projects. For 2009, commercial surety gross written premiums decreased 1.8 percent compared to the year ended December 31, 2008 due, in part, to continued adverse economic conditions. Commercial surety gross written premiums for 2008 included a non-recurring premium recognition from a single account of $1.1 million. Fidelity and other premiums decreased 3.2 percent to $29.9 million.

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

The Company’s insurance subsidiaries purchase reinsurance from other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. The cost of this reinsurance is recorded as ceded written premium. Ceded written premium decreased from $35.5 million to $27.3 million in 2009 compared to 2008. The Company’s decision to increase the per principal retention from $10.0 million to $15.0 million resulted in lower ceded premiums on the 2009 core reinsurance program. Further, as a result of additional losses ceded under the 2007 third party excess of loss treaty, the Company recorded additional ceded premiums of $0.5 million during 2009 compared to $4.2 million in 2008. Ceded written premium decreased from $43.4 million to $35.5 million in 2008 compared to 2007. This decrease was due to the cost savings on the Company’s core reinsurance program, partially offset by $4.3 million of additional ceded premiums recorded as a result of losses ceded under the 2007 excess of loss treaty.

Net written premiums, which is gross written premiums less ceded written premiums, for the years ended December 31, 2009, 2008 and 2007 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2009	2008	2007

Contract	$250,793	$268,085	$266,749
Commercial	130,332	132,702	130,332
Fidelity and other	29,909	30,892	31,208

	$411,034	$431,679	$428,289

Net written premiums are recognized as revenue over the policy term as net earned premiums. Net earned premiums for the years ended December 31, 2009, 2008 and 2007 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2009	2008	2007

Contract	$259,324	$266,551	$259,362
Commercial	131,923	133,699	130,541
Fidelity and other	30,625	31,446	31,603

	$421,872	$431,696	$421,506

For 2009, net earned premiums decreased by $9.8 million to $421.9 million as compared to 2008 reflecting continued adverse economic conditions, offset by the decrease in ceded written premiums discussed above. Ceded earned premiums decreased $8.1 million to $27.5 million for 2009 compared to 2008. Net earned premiums for contract surety business decreased 2.7 percent to $259.3 million for 2009 compared to 2008. Net earned premiums for commercial surety decreased 1.3 percent to $131.9 million for 2009 compared to 2008. Earned premium for fidelity and other premiums decreased 2.6 percent to $30.6 million for the year 2009 compared to 2008.

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

Net Loss Ratio

The loss ratios for the years ended December 31, 2009, 2008 and 2007 were 16.5%, 18.7% and 24.5%, respectively. These loss ratios include re-estimates of prior accident year reserves, known as reserve development. The dollar amount and percentage point effect of these reserve reductions were $54.3 million, or 12.8 percentage points, $45.5 million, or 10.6 percentage points, and $5.1 million, or 1.2 percentage points, for the years ended December 31, 2009, 2008, and 2007, respectively.

The favorable development in 2009 resulted primarily from a level of loss activity substantially below expectations for accident years 2006 and 2007. This level of loss activity was particularly influenced by a lower than expected emergence of large claims. Significant case reserve reductions and better than expected indemnification recoveries for accident years 2005 and prior also contributed to the favorable development in 2009. The Company’s initial estimates of losses for accident year 2009 and the estimate for accident year 2008 continue to reflect the impact of less favorable economic conditions.

The favorable development in 2008 primarily resulted from several significant case reserve reductions, favorable indemnity recoveries and a low level of new loss activity for accident years 2006 and prior. These favorable developments were somewhat offset by adverse development related to the 2007 accident year which was recorded in response to economic conditions at December 31, 2008. Also, the initial estimates of losses for accident year 2008 reflected the Company’s expectations of the impact of continued deterioration of these economic conditions.

The favorable development in 2007 primarily resulted from better than expected indemnification recoveries related to a large commercial claim in the 2001 accident year.

Expense Ratio

The expense ratio increased to 55.3% from 54.5% for the same period in 2008 due to impairments of capitalized software development costs related to in-development projects that the Company decided to terminate. These impairments totaled $4.9 million, which added 1.1 percentage points to the expense ratio for 2009.

In 2008, the expense ratio increased to 54.5% from 54.0% for the same period in 2007 due to the impact of an increased accrual for incentive compensation based on strong financial results, partially offset by the impact of higher earned premiums.

Investment Income and Realized Investment Gains/Losses

For 2009, net investment income was $50.4 million compared to net investment income for 2008 and 2007 of $47.3 million and $44.6 million, respectively. The annualized pre-tax yield was 4.2%, 4.4% and 4.6% for 2009, 2008 and 2007, respectively. The annualized after-tax yield was 3.5%, 3.6% and 3.8% for 2009, 2008 and 2007, respectively. The increase in net investment income for 2009 and 2008 is primarily attributable to higher overall invested assets resulting from significant cash flow from operations, partially offset by a decline in yields.

The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007

Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$1,731	$—	$345
Gross realized investment losses:
Other-than-temporary impairment losses	(116)	(978)	(941)
Realized losses from sales	(393)	(19)	(14)

Total gross realized investment losses	(509)	(997)	(955)

Net realized investment gains (losses) on fixed income securities	1,222	(997)	(610)

Equity securities:
Gross realized investment gains	44	13	147
Gross realized investment losses:
Other-than-temporary impairment losses	(46)	(343)	—
Realized losses from sales	(20)	(46)	(1)

Total gross realized investment losses	(66)	(389)	(1)

Net realized investment (losses) gains on equity securities	(22)	(376)	146

Other	(1)	(1)	19

Net realized investment losses	$1,199	$(1,374)	$(445)

Net change in unrealized gains (losses):
Fixed income securities	$54,123	$(20,816)	$2,032
Equity securities	181	(106)	(53)

Total net change in unrealized gains (losses)	$54,304	$(20,922)	$1,979

Net realized gains (losses) and change in unrealized gains (losses)	$55,503	$(22,296)	$1,534

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

Interest Expense

The benchmark interest rate for the Company’s variable interest rate debt is the London Interbank Offered Rate (“LIBOR”). Due to lower three-month LIBOR rates, interest expense decreased $0.8 million, or 35.2 percent, for 2009 compared to 2008. Interest expense also decreased $0.8 million, or 26.4 percent, for 2008 compared to 2007 due to lower interest rates. Weighted average debt outstanding was $30.9 million for each of these periods. The weighted average interest rate for 2009, 2008 and 2007 was 4.3%, 6.4% and 8.7%, respectively.

Income Taxes

The Company’s income tax expense was $51.3 million for 2009, $48.8 million for 2008 and $39.7 million for 2007. The effective income tax rates were 30.3%, 30.7% and 30.1% for 2009, 2008 and 2007, respectively. The effective tax rates are lower than the statutory tax rates primarily due to the Company’s ability to exclude interest income from its significant investments in tax-exempt securities. Investment income included income from tax-exempt securities of $25.5 million, $23.8 million and $21.4 million in 2009, 2008 and 2007, respectively.

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

Excess of Loss Reinsurance

The Company’s ceded reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company’s retention on a per principal basis. The Company’s reinsurance coverage is provided by third party reinsurers and related parties. Due to the terms of these excess of loss treaties, reinsurers may cover some principals in one year but then exclude these same principals in subsequent years. As a result, the Company may have exposures to these principals that have limited or no reinsurance coverage. Only the large national contractor discussed below was excluded from the third party reinsurance agreements effective for the treaty periods discussed; however, as discussed below, the Company has no further exposure to this principal.

At December 31, 2009, Munich Reinsurance America, Inc., Hannover Rückversicherung-Aktiengesellschaft, Odyssey America Reinsurance Corporation and Renaissance Reinsurance Ltd. were the four unaffiliated reinsurers from which the Company had its largest reinsurance receivables. Each of these reinsurers was rated at least A by A.M. Best Company, Inc. (“A.M. Best”).

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

2009 Third Party Reinsurance

Effective January 1, 2009, CNA Surety entered into an excess of loss treaty (“2009 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2008 Excess of Loss Treaty. Under the 2009 Excess of Loss Treaty, the Company’s net retention per principal was $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $13.8 million based on losses ceded under the contract. The actual ceded premiums for the 2009 Excess of Loss Treaty were $26.6 million.

2010 Third Party Reinsurance

Effective January 1, 2010, CNA Surety entered into a new excess of loss treaty (“2010 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2009 Excess of Loss Treaty. Under the 2010 Excess of Loss Treaty, the Company’s net retention per principal remains at $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2010 on bonds that were in force during 2010. The contract also includes a provision for additional premiums of up to $12.3 million based on losses ceded under the contract. The base annual premium for the 2010 Excess of Loss Treaty is $24.6 million.

Related Party Reinsurance

Reinsurance agreements together with the Services and Indemnity Agreement that are described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. All of these agreements originally were entered into on September 30, 1997 (the “Merger Date”): (i) the Surety Quota Share Treaty (the “Quota Share Treaty”); (ii) the Aggregate Stop Loss Reinsurance Contract (the “Stop Loss Contract”) and (iii) the Surety Excess of Loss Reinsurance Contract (the “Excess of Loss Contract”). All of these contracts have expired. Some have been renewed on different terms as described below.

Through the Quota Share Treaty, CCC and CIC transfer to Western Surety surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2009 and expired on December 31, 2009. The Quota Share Treaty was renewed on substantially the same terms on January 1, 2010 and expires on December 31, 2010 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2009 and 2008, this resulted in an override commission on their actual direct acquisition costs of 4.8% and 5.9%, respectively, to CCC and CIC.

Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through December 31, 2009.

Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the Company’s insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the Company’s insurance subsidiaries paid CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through December 31, 2009, losses incurred under the Stop Loss Contract were $49.1 million. Through December 31, 2008, losses incurred under the Stop Loss Contract were $48.9 million. The net amount settled in 2009 under this contract was $0.5 million paid to CCC. At December 31, 2009, the amount received under the Stop Loss Contract included $2.1 million held by the Company for losses covered by this contract that were incurred but not paid.

The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the surety business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed with the same terms on January 1, 2009. Effective June 30, 2009, this agreement was amended so that the Company’s authority to conduct administrative, management, underwriting and claim functions for bonds written for the large national contractor discussed below shall continue until CCC’s bonds for such contractor have expired and claims have been settled or closed. As of December 31, 2009 and 2008, there were no amounts due to the CNA Surety insurance subsidiaries under this agreement. This agreement was renewed with the same terms on January 1, 2010 and expires on December 31, 2010 and is annually renewable thereafter.

Since January 1, 2005, the Company and CCC have been parties to an excess of loss contract that provided reinsurance coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. This contract provided unlimited coverage in excess of $60 million retention for the life of bonds either in force or written during the period from January 1, 2005 to December 31, 2005. This contract was extended for twelve months beginning on January 1, 2006, 2007, 2008 and 2009. In addition to the initial premium of $7.0 million, premiums for these subsequent periods were $0.8 million, $0.5 million, $0.2 million and less than $0.1 million, respectively, and were based on the level of premiums written on bonds for the large national contractor.

On June 30, 2009, the Company and CCC terminated the excess of loss contract discussed in the preceding paragraph. Under this contract, the Company had ceded losses and loss adjustment expenses of $50.0 million through both June 30, 2009 and December 31, 2008. Unpaid ceded losses under this contract at termination were $50.0 million compared to $46.8 million at December 31, 2008. Related to the termination of this contract, the Company and CCC also commuted the Quota Share Treaty as regards the premium and losses for the large national contractor. The impact of this commutation was a decrease of gross loss reserves of $51.8 million.

Under the terms of the agreements effecting this commutation, the Company paid CCC $1.8 million. This settlement reflects the difference between the Company’s $60.0 million retention under the excess of loss contract and the $58.2 million paid by the Company for losses of the large national contractor through June 30, 2009. These transactions had no net impact on the results of operations for the twelve months ended December 31, 2009.

On January 1, 2010, the Company and CCC entered into separate agreements that provide for the transfer of the Canadian surety business of CCC to Western Surety. These agreements, which include a quota share treaty (the “Canadian Quota Share Treaty”) and a services and indemnity agreement (the “Canadian Services and Indemnity Agreement”), are substantially similar to the Quota Share Treaty and the Services and Indemnity Agreement discussed above. The Canadian Services and Indemnity Agreement provides Western Surety with the authority to supervise various administrative, underwriting and claim functions associated with the surety business written by CCC, through its Canadian branch, on behalf of the Company. Through the Canadian Quota Share Treaty, this

Canadian surety business is transferred to Western Surety. Pursuant to these agreements, CCC will transfer the subject premium and related liabilities of such business and pay to Western Surety an amount equal to CCC’s net written premiums on all such business, minus a ceding commission of 33.5% of net written premiums. Further, Western Surety will pay an additional ceding commission to CCC in the amount of actual direct expense in producing such premium. These agreements expire on December 31, 2010 and are annually renewable thereafter.

As of December 31, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $9.8 million, comprised of premiums receivable. At December 31, 2008, CNA Surety’s insurance receivable balance from CCC and CIC was $60.4 million, including $46.1 million of reinsurance recoverables and $14.3 million of premiums receivable, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2009 and had reinsurance payables of $1.2 million to CCC and CIC as of December 31, 2008.

The Company’s Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $26.9 million and $29.7 million at December 31, 2009 and December 31, 2008, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.

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

At December 31, 2009, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,266.2 million of fixed income securities, $36.9 million of short-term investments and $2.9 million of cash. At December 31, 2008, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,034.6 million of fixed income securities, $72.1 million of short-term investments and $4.1 million of cash.

Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At December 31, 2009, the parent company’s invested assets consisted of $1.6 million of equity securities, $12.1 million of short-term investments and $1.9 million of cash. At December 31, 2008, the parent company’s invested assets consisted of $1.2 million of equity securities, $8.5 million of short-term investments and $4.6 million of cash. As of December 31, 2009 and

December 31, 2008, parent company short-term investments and cash included $11.1 million and $11.5 million, respectively, of cash and short-term investments primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.

The Company’s consolidated net cash flow provided by operating activities was $158.0 million, $124.2 million and $129.2 million for 2009, 2008 and 2007, respectively. The increase in net cash flow provided by operating activities in 2009 primarily relates to the absence of the payment of $23.6 million, net of reinsurance recoveries, in 2008 in settlement of a large claim that had been fully reserved. This increase also reflects the impact of lower ceded premiums and lower federal income tax payments. The decrease in net cash flow in 2008 compared to 2007 primarily relates to the net payment of $23.6 million discussed above and the absence of a $7.9 million return of collateral to a principal in 2007.

In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at LIBOR plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of December 31, 2009, none of these preferred securities have been redeemed. The Company continually assesses its option to redeem these preferred securities based on analysis of the cost of the associated debt, projected capital needs and the Company’s liquidity position.

The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Consolidated Balance Sheets. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. Due to the underlying characteristics of this debt, the carrying value of the debenture approximates its estimated fair value.

The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $56.7 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of December 31, 2009 and 2008, the interest rate on the junior subordinated debenture was 3.65% and 5.52%, respectively.

On June 30, 2008, the Company’s credit facility matured. The term of borrowings under this facility (“the 2005 Credit Facility”) was fixed, at the Company’s option, for a period of one, two, three or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the six months ended June 30, 2008. As such, the Company incurred only the facility fee of 0.30% through the first six months of 2008.

The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the six months ended June 30, 2008 when the 2005 Credit Facility matured.

The Company does not have any material off-balance sheet arrangements as defined by Item 303 of Regulation S-K under the Exchange Acts of 1933 and 1934.

A summary of the Company’s contractual obligations as of December 31, 2009 is presented in the following table:

Contractual Obligations as of
December 31, 2009	2010	2011	2012	2013	2014	Thereafter	Total
	(In millions)

Debt(a)	$1.2	$1.1	$1.1	$1.1	$1.1	$52.9	$58.5
Operating leases	2.0	1.9	0.9	—	—	—	4.8
Loss and loss adjustment expense reserves	133.0	86.9	71.6	44.4	22.5	47.7	406.1
Other long-term liabilities(b)	1.5	1.2	1.0	0.4	0.4	9.9	14.4

Total	$137.7	$91.1	$74.6	$45.9	$24.0	$110.5	$483.8

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.

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

The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2010 is based on statutory surplus and income at and for the year ended December 31, 2009. Without prior regulatory approval in 2010, Western Surety may pay dividends of $122.9 million to CNA Surety. CNA Surety received dividends of $5.0 million, $3.0 million and $2.0 million from its insurance subsidiaries during 2009, 2008 and 2007, respectively. CNA Surety did not receive any dividends from its non-insurance subsidiaries during 2009, 2008 or 2007.

Combined statutory surplus totaled $679.3 million at December 31, 2009, resulting in a net written premium to statutory surplus ratio of 0.6 to 1. Insurance regulations restrict the insurance subsidiaries’ maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2010 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $15 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of December 31, 2009, this regulation would limit Western Surety’s largest gross risk to $153.4 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the income tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received tax-sharing payments of $41.3 million from its subsidiaries for 2009, $48.6 million for 2008 and $43.4 million for 2007.

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

Insurance Regulation and Supervision

CNA Surety’s insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities, however, they may be performed by any jurisdiction in which the insurer transacts business. During 2008, the South Dakota Division of Insurance began its financial examination of Western Surety, Surety Bonding and Universal Surety as of and for the period January 1, 2004 through December 31, 2008. The final financial examination report was filed with the South Dakota Division of Insurance on December 11, 2009. On January 13, 2010, the Company was notified that the final examination report was adopted by the Director of the South Dakota Division of Insurance as filed. No adverse findings were included in the final examination report.

On December 5, 2007, the California Department of Insurance issued the final and adopted examination report for the market conduct examination of Western Surety, Surety Bonding and Universal Surety that commenced in 2007. The examination report reflected findings of a small percentage of errors in the bond files reviewed by the California Department of Insurance pursuant to the examination and such errors have been addressed by management. The matters noted did not have a material impact on the insurance subsidiaries’ statutory surplus, nor did they result in any fines or penalties to CNA Surety or any of its subsidiaries.

Financial Condition

Investment Portfolio

The following table summarizes the distribution of the Company’s fixed income and equity portfolios at estimated fair values as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,		December 31,
	2009		2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,348	1.4%	$36,659	3.6%
U.S. Agencies	10,131	0.8	37,592	3.6
Collateralized mortgage obligations — residential	32,092	2.5	36,655	3.5
Mortgage pass-through securities — residential	96,557	7.6	73,692	7.1
Obligations of states and political subdivisions	728,568	57.5	696,163	67.2
Corporate bonds	344,109	27.1	93,476	9.0
Collateralized mortgage obligations — commercial	9,673	0.8	29,378	2.9
Other asset-backed securities:
Second mortgages/home equity loans — residential	4,761	0.4	4,997	0.5
Consumer credit receivables	11,583	0.9	15,531	1.5
Other	10,401	0.9	10,503	1.0

Total fixed income securities	1,266,223	99.9%	1,034,646	99.9%
Equity securities	1,610	0.1	1,231	0.1

Total	$1,267,833	100.0%	$1,035,877	100.0%

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

The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and OTTI of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2009, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
December 31, 2009	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses(a)

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,378	$970	$—	$—	$18,348	$—
U.S. Agencies	9,794	337	—	—	10,131	—
Collateralized mortgage obligations — residential	30,709	1,383	—	—	32,092	—
Mortgage pass-through securities — residential	94,453	2,336	(232)	—	96,557	—
Obligations of states and political subdivisions	696,505	35,847	(882)	(2,902)	728,568	—
Corporate bonds	334,136	11,478	(1,248)	(257)	344,109	—
Collateralized mortgage obligations — commercial	10,024	—	—	(351)	9,673	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	5,501	—	—	(740)	4,761	(1,399)
Consumer credit receivables	11,055	528	—	—	11,583	—
Other	9,715	686	—	—	10,401	—

Total fixed income securities	1,219,270	53,565	(2,362)	(4,250)	1,266,223	$(1,399)

Equity securities	1,429	181	—	—	1,610

Total	$1,220,699	$53,746	$(2,362)	$(4,250)	$1,267,833

(a)	The unrealized loss position of this security has improved to $0.5 million at December 31, 2009.

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2008, by investment category, were as follows (dollars in thousands):

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

The following table sets forth the ratings assigned by Standard & Poor’s (“S&P”) or Moody’s Investor Services, Inc. (“Moody’s”) of the fixed income securities portfolio of the Company as of December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
Credit Rating(a)	Fair Value	% of Total	Fair Value	% of Total

AAA	$475,870	37.6%	$508,247	49.1%
AA	476,641	37.6	393,020	38.0
A	277,528	21.9	120,309	11.6
BBB	14,757	1.2	7,951	0.8
Non-investment grade	21,427	1.7	5,119	0.5

Total	$1,266,223	100.0%	$1,034,646	100.0%

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At December 31, 2009 and 2008, all of the Company’s fixed income securities were rated by S&P or Moody’s.

As of December 31, 2009, 98% of the Company’s fixed income securities were considered investment grade by S&P or Moody’s and 75% were rated at least AA by those agencies for 2009. As of December 31, 2008, 99% of the Company’s fixed income securities were considered investment grade by S&P or Moody’s and 87% were rated at least AA by those agencies for 2008. The Company’s investments in fixed income securities do not contain any industry concentration of credit risk.

As of December 31, 2009, municipal securities from the State of Illinois, the State of New York , the State of Washington, the State of Florida and the State of Texas including each state’s related political subdivisions represent 4.5%, 4.3%, 4.3%, 4.0% and 3.2%, respectively, of the estimated fair value of the Company’s fixed income securities. Municipal securities from other states individually represent 2.6% or less of the Company’s fixed income portfolio.

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2009 in relation to the total of all fixed income securities by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss

Due after one year through five years	10%	6%
Due after five years through ten years	34	24
Due after ten years	36	50
Asset-backed securities	20	20

Total	100%	100%

The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2009 and 2008, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	December 31, 2009		December 31, 2008
	Estimated	Gross	Estimated	Gross
Unrealized Loss Aging	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed income securities:
Investment grade(a):
0-6 months	$162,087	$2,362	$109,973	$3,095
7-12 months	—	—	121,419	11,064
13-24 months	11,176	469	81,395	12,010
Greater than 24 months	32,932	2,065	31,373	7,393

Total investment grade	206,195	4,896	344,160	33,562
Non-investment grade:
Greater than 24 months	17,346	1,716	2,077	2,180

Total	$223,541	$6,612	$346,237	$35,742

(a)	Investment grade is determined by using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. As of December 31, 2009 and December 31, 2008, all of the Company’s fixed income securities were rated by S&P or Moody’s.

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

For equity securities for which an other-than-temporary impairment loss has been identified, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Income.

Fixed income securities in an unrealized loss position that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired. These securities are written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Income.

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

At December 31, 2009, the Company holds 254 fixed income securities with a total estimated fair value of $1,042.7 million in an unrealized gain position of $53.6 million in the aggregate.

The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated
December 31, 2009	AAA	AA	A	BBB	Total	Count	Fair Value

Fixed income securities:
Investment grade(a):
U.S. Treasury securities and obligations of U.S. Government and agencies:
Mortgage pass-through securities — residential	$232	$—	$—	$—	$232	3	$31,084
Obligations of states and political subdivisions	636	1,086	889	—	2,611	17	85,932
Corporate bonds	—	256	992	257	1,505	20	77,056
Collateralized mortgage obligations — commercial	351	—	—	—	351	2	9,673
Other asset-backed securities:
Second mortgages/home equity loans — residential	197	—	—	—	197	1	2,450

Total investment grade	1,416	1,342	1,881	257	4,896	43	206,195
Non-investment grade:
Obligations of states and political subdivisions	—	—	—	—	1,173	2	15,035
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	—	—	543	1	2,311

Total non-investment grade	—	—	—	—	1,716	3	17,346

Total	$1,416	$1,342	$1,881	$257	$6,612	46	$223,541

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At December 31, 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.

The Company holds three non-investment grade securities in an unrealized loss position at December 31, 2009. Two of these, obligations of states and political subdivisions issued by governmental utility authorities, were downgraded below investment grade during 2009 due to the downgrade of the mono-line bond insurer guaranteeing a portion of these securities. Despite the downgrade, the unrealized loss on these securities improved from $1.5 million, or 28.4% of amortized cost, and $3.8 million, or 34.3% of amortized cost, at December 31, 2008 to $0.3 million, or 4.8% of amortized cost, and $0.9 million, or 8.4% of amortized cost, respectively, at December 31, 2009. Based on the underlying fundamentals of these securities, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss for these securities at December 31, 2009.

The other security rated below investment grade and in an unrealized loss position is an asset-backed security collateralized by sub-prime home loans originated prior to 2005. This security was determined to be other-than-temporarily impaired during the second quarter of 2009. The Company recorded OTTI losses of $0.1 million in earnings in addition to recording an unrealized loss of $1.7 million in other comprehensive income. The Company did not record any additional credit-related loss on this security during the last six months of 2009 and the unrealized loss position of this security at December 31, 2009 is $0.5 million, or 19.0% of its adjusted amortized cost. The Company holds one other asset-backed security collateralized by sub-prime home loans originated prior to 2005. This security has an estimated fair value of $2.4 million and is in an unrealized loss position of $0.2 million, or 7.5% of its amortized cost, at December 31, 2009. The Company believes the unrealized losses on these securities with sub-prime exposure are primarily attributable to broader economic conditions and liquidity concerns and are not indicative of the quality of the underlying collateral. During 2009, the Company received repayments on these securities of $2.4 million, or about 30% of the par value outstanding at December 31, 2008.

Of the 43 investment grade securities in an unrealized loss position, one was in a unrealized loss position that exceeded 10% of the security’s amortized cost. This security, issued by a governmental utility authority, which had an unrealized loss of 11.3% of amortized cost, was also the largest unrealized loss in dollars ($0.6 million). Three other securities were in an unrealized loss position that exceeded 5% of each security’s amortized cost. Gross unrealized losses on the Company’s fixed income portfolio have improved from $35.7 million at December 31, 2008 to $6.6 million at December 31, 2009. The Company believes that the unrealized losses are primarily due to credit spread widening, and to a lesser extent, market illiquidity and certain asset classes being out of favor with investors.

The Company holds two commercial collateralized mortgage-backed securities. At December 31, 2009, both of these securities were in an unrealized loss position of $0.2 million, 3.6% of amortized cost and 3.4% of amortized cost, respectively. The overall unrealized loss position of these securities has improved from $1.9 million at December 31, 2008. The Company believes that these securities will recover in value based on the current performance of the underlying collateral, the senior or super-senior position of each of the holdings and the amount of credit support available to our holdings.

As of December 31, 2009, $404.0 million of the Company’s investments were guaranteed by one of three major mono-line bond insurers. This includes $401.7 million of bonds of states and political obligations, or about 55% of the Company’s investments in this category of security. Investments in obligations of states and political subdivisions represent approximately 58% of the Company’s invested assets. The ratings on these securities reflect the higher of the underlying rating of the issuer or the insurer’s rating. Of the $401.7 million of bonds that were insured, $96.3 million of these securities reflect credit rating enhancement due to the guarantee. The underlying ratings of the enhanced securities are $65.7 million AA, $30.1 million A and $0.5 million BBB. The underlying ratings of all municipal holdings remain very strong and carry an average rating of AA. The Company views bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased. Based on the strong underlying credit quality of its insured bonds, the Company believes that any impact of potential ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.

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

Risk-Based Capital (“RBC”) and Other Regulatory Ratios

The National Association of Insurance Commissioners (“NAIC”) has promulgated RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on behalf of a company or regulators. As of

December 31, 2009, each of CNA Surety’s insurance subsidiaries had a Ratio that was in compliance with minimum RBC requirements.

CNA Surety’s insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer generally should not exceed 3 to 1. On December 31, 2009, Western Surety and its insurance subsidiaries had a combined statutory surplus of $679.3 million and a net written premium to surplus ratio of 0.6 to 1. On December 31, 2008, CNA Surety had a combined statutory surplus of $554.6 million and a net written premium to surplus ratio of 0.8 to 1. The Company believes that each insurance company’s statutory surplus is sufficient to support its current and anticipated premium levels.

The NAIC has also developed a rating system, the Insurance Regulatory Information System (“IRIS”), primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of thirteen financial ratios that address various aspects of each insurer’s financial condition and stability. In 2009, the Investment Yield for Universal Surety was outside the “usual” range due to lower interest rates on short-term investments. In 2008, all of the ratios for Western Surety, Universal Surety and Surety Bonding were within the normal ranges as defined by the NAIC.

Impact of Pending Accounting Standards

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets”. This guidance removes the concept of a qualifying special-purpose entity and eliminates it from exceptions under the guidance for consolidation of variable interest entities. It also modifies the de-recognition conditions related to legal isolation and effective control and adds additional disclosure requirements for transfers of financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance will not have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This guidance amends existing consolidation guidance applicable for variable interest entities as well as requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance will not have a material impact on the Company’s financial condition or results of operations.

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

The tables below summarize the estimated effects of certain hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The hypothetical changes in market interest rates selected at December 31, 2009 reflect the Company’s expectations of the reasonably possible scenarios over a one-year period. The hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values as of December 31, 2009. At December 31, 2008, the hypothetical changes in market interest rates reflected the Company’s expectations of the reasonably possible best or worst case scenarios over a one year period. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2009	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)

U.S. Government and government agencies and authorities	$157,128	200 bp increase	$144,937	(0.9)%
		150 bp increase	148,310	(0.6)
		100 bp increase	151,570	(0.4)
		50 bp increase	154,580	(0.2)

States, municipalities and political subdivisions	728,568	200 bp increase	641,122	(6.2)
		150 bp increase	661,735	(4.7)
		100 bp increase	683,176	(3.2)
		50 bp increase	705,453	(1.6)

Corporate bonds	344,109	200 bp increase	310,703	(2.4)
		150 bp increase	318,610	(1.8)
		100 bp increase	326,806	(1.2)
		50 bp increase	335,301	(0.6)

Mortgage-backed and asset-backed	36,418	200 bp increase	34,525	(0.1)

		150 bp increase	34,982	(0.1)
		100 bp increase	35,450	(0.1)
		50 bp increase	35,928	—

Total fixed income securities available-for-sale	$1,266,223	200 bp increase	1,131,287	(9.6)

		150 bp increase	1,163,637	(7.2)
		100 bp increase	1,197,002	(4.9)
		50 bp increase	1,231,262	(2.4)

				Hypothetical
			Estimated Fair	Percentage
		Hypothetical	Value After	Increase
	Fair Value at	Change in	Hypothetical	(Decrease) in
	December 31,	Interest Rate	Change in	Stockholders’
	2008	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)

U.S. Government and government agencies and authorities	$184,598	200 bp increase	$172,966	(1.0)%
		100 bp increase	179,485	(0.4)
		100 bp decrease	187,485	0.2
		200 bp decrease	189,197	0.4

States, municipalities and political subdivisions	696,163	200 bp increase	613,030	(7.0)
		100 bp increase	652,614	(3.7)
		100 bp decrease	743,635	4.0
		200 bp decrease	786,829	7.7

Corporate bonds	93,476	200 bp increase	84,743	(0.7)
		100 bp increase	88,962	(0.4)
		100 bp decrease	98,115	0.4
		200 bp decrease	101,424	0.7

Mortgage-backed and asset-backed	60,409	200 bp increase	56,769	(0.3)

		100 bp increase	58,563	(0.2)
		100 bp decrease	62,039	0.1
		200 bp decrease	62,557	0.2

Total fixed income securities available-for-sale	$1,034,646	200 bp increase	927,508	(9.1)

		100 bp increase	979,624	(4.7)
		100 bp decrease	1,091,274	4.8
		200 bp decrease	1,140,007	8.9

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CNA Surety Corporation
Chicago, Illinois

We have audited the internal control over financial reporting of CNA Surety Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 19, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to a change in method of accounting for the recognition and presentation of other-than-temporary impairments in 2009.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 19, 2010

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

CNA Surety management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

CNA Surety’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report covering the Company’s internal control over financial reporting. Their report appears immediately prior to this Management’s Report on Internal Control Over Financial Reporting as the first item of Item 8, Financial Statements and Supplementary Data of this Form 10-K.

CNA Surety Corporation
Chicago, Illinois
February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CNA Surety Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of CNA Surety Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CNA Surety Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairments in 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 19, 2010

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Amounts in thousands, except per share data)

Assets
Invested assets:
Fixed income securities, at fair value (amortized cost: $1,219,270 and $1,041,816)	$1,266,223	$1,034,646
Equity securities, at fair value (cost: $1,429 and $1,231)	1,610	1,231
Short-term investments, at amortized cost (approximates fair value)	48,999	80,606

Total invested assets	1,316,832	1,116,483
Cash	5,822	9,596
Deferred policy acquisition costs	99,836	102,092
Insurance receivables:
Premiums, including $9,753 and $14,303 from affiliates, (net of allowance for doubtful accounts: $1,110 and $1,307)	33,392	36,948
Reinsurance, including $0 and $46,122 from affiliates	48,645	91,452
Deposit with affiliated ceding company	26,878	29,693
Goodwill and other intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Property and equipment, at cost (less accumulated depreciation and amortization: $37,514 and $33,506)	19,681	24,378
Prepaid reinsurance premiums, including $0 and $105 from affiliates	210	420
Accrued investment income	15,832	13,464
Other assets	3,122	2,208

Total assets	$1,709,035	$1,565,519

Liabilities
Reserves:
Unpaid losses and loss adjustment expenses	$406,123	$428,724
Unearned premiums	247,776	258,824

Total reserves	653,899	687,548
Long-term debt	30,930	30,892
Deferred income taxes, net	28,065	9,647
Reinsurance and other payables to affiliates	548	1,680
Accrued expenses	18,586	20,056
Liability for postretirement benefits	10,718	9,283
Payable for securities purchased	1,356	8,398
Federal income tax payable	13,389	1,581
Other liabilities	28,460	29,139

Total liabilities	785,951	798,224
Commitments and contingencies (See Notes 6, 7, & 8)

Stockholders’ Equity
Preferred stock, par value $.01 per share, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 45,635 shares issued and 44,268 shares outstanding at December 31, 2009 and 45,544 shares issued and 44,168 shares outstanding at December 31, 2008	456	455
Additional paid-in capital	279,388	276,255
Retained earnings	627,505	509,644
Accumulated other comprehensive income (loss)	30,406	(4,286)
Treasury stock, 1,367 and 1,376 shares, at cost	(14,671)	(14,773)

Total stockholders’ equity	923,084	767,295

Total liabilities and stockholders’ equity	$1,709,035	$1,565,519

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands,
	except per share data)

Revenues:
Net earned premium	$421,872	$431,696	$421,506
Net investment income	50,371	47,302	44,636
Net realized investment gains (losses):
Other-than-temporary impairment losses	(1,870)	(1,321)	(941)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	1,708	—	—

Net impairment losses recognized in earnings	(162)	(1,321)	(941)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	1,361	(53)	496

Total net realized investment gains (losses)	1,199	(1,374)	(445)

Total revenues	473,442	477,624	465,697

Expenses:
Net losses and loss adjustment expenses	69,416	80,844	103,124
Net commissions, brokerage and other underwriting expenses	233,427	235,420	227,412
Interest expense	1,391	2,148	2,918

Total expenses	304,234	318,412	333,454

Income before income taxes	169,208	159,212	132,243

Income tax expense	51,347	48,809	39,747

Net income	$117,861	$110,403	$92,496

Earnings per common share	$2.66	$2.50	$2.10

Earnings per common share, assuming dilution	$2.65	$2.49	$2.09

Weighted average shares outstanding	44,247	44,145	44,000

Weighted average shares outstanding, assuming dilution	44,397	44,260	44,267

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	At Cost	Equity
	(Amounts in thousands)

Balance, January 1, 2007	43,872	$453	$268,651		$306,745	$4,993	$(14,940)	$565,902

Comprehensive income:
Net income	—	$—	$—	$92,496	$92,496	$—	$—	$92,496
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $693 (net of reclassification adjustment of ($120), after income tax benefit of $64)	—	—	—	1,286	—	1,286	—	1,286
Net change related to postretirement benefits, after income tax expense of $1,117	—	—	—	2,521	—	2,521	—	2,521

Total comprehensive income	—	—	—	$96,303	—	—	—	—

Stock-based compensation	—	—	1,892		—	—	—	1,892
Stock options exercised and other	249	2	3,526		—	—	80	3,608

Balance, December 31, 2007	44,121	$455	$274,069		$399,241	$8,800	$(14,860)	$667,705

Comprehensive income:
Net income	—	$—	$—	$110,403	$110,403	$—	$—	$110,403
Other comprehensive income:
Change in unrealized gains (losses) on securities, after income tax benefit of $7,323 (net of reclassification adjustment of ($282), after income tax benefit of $152)	—	—	—	(13,599)	—	(13,599)	—	(13,599)
Net change related to postretirement benefits, after income tax expense of $565	—	—	—	513	—	513	—	513

Total comprehensive income	—	—	—	$97,317	—	—	—	—

Stock-based compensation	—	—	1,693		—	—	—	1,693
Stock options exercised and other	47	—	493		—	—	87	580

Balance, December 31, 2008	44,168	$455	$276,255		$509,644	$(4,286)	$(14,773)	$767,295

Comprehensive income:
Net income	—	$—	$—	$117,861	$117,861	$—	$—	$117,861
Other comprehensive income (loss):
Change in unrealized gains (losses) on securities, after income tax expense of $19,196 (net of reclassification adjustment of ($3,242), after income tax benefit of $1,746)	—	—	—	35,651	—	35,651	—	35,651
Other-than-temporary impairment losses not recognized in the Consolidated Statements of Income, after income tax benefit of $190	—	—	—	(353)	—	(353)	—	(353)
Net change related to postretirement benefits, after income tax benefit of $236	—	—	—	(606)	—	(606)	—	(606)

Total comprehensive income	—	—	—	$152,553	—	—	—	—

Stock-based compensation	—	—	1,990		—	—	—	1,990
Stock options exercised and other	100	1	1,143		—	—	102	1,246

Balance, December 31, 2009	44,268	$456	$279,388		$627,505	$30,406	$(14,671)	$923,084

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Cash Flows from Operating Activities:
Net income	$117,861	$110,403	$92,496
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	564	443	393
Depreciation and amortization	6,055	5,809	6,179
Amortization of bond premium, net	4,862	2,888	369
Loss on disposal or impairment of property and equipment	4,934	1,155	279
Net realized investment (gains) losses	(1,199)	1,374	445
Stock-based compensation	1,990	1,693	1,892
Deferred income tax benefit	(448)	(1,406)	(1,523)
Changes in:
Insurance receivables	45,799	34,593	(8,212)
Reserve for unearned premiums	(11,048)	(106)	5,127
Reserve for unpaid losses and loss adjustment expenses	(22,601)	(44,118)	38,618
Deposit with affiliated ceding company	2,815	4,951	(1,499)
Deferred policy acquisition costs	2,256	2,188	(1,343)
Reinsurance and other payables to affiliates	(1,132)	1,037	477
Prepaid reinsurance premiums	210	90	1,655
Accrued expenses	(1,470)	1,783	(1,974)
Other assets and liabilities	8,536	1,435	(4,173)

Net cash provided by operating activities	157,984	124,212	129,206

Cash Flows from Investing Activities:
Fixed income securities:
Purchases	(362,262)	(183,949)	(350,480)
Maturities	124,428	62,802	55,357
Sales	56,654	24,402	114,303
Purchases of equity securities	(868)	(550)	(822)
Proceeds from the sale of equity securities	648	626	844
Changes in short-term investments	31,693	(30,403)	56,897
Purchases of property and equipment, net	(6,255)	(6,952)	(5,838)
Changes in payables for securities purchased	(7,042)	8,398	—
Other, net	—	200	(9)

Net cash (used in) investing activities	(163,004)	(125,426)	(129,748)

Cash Flows from Financing Activities:
Employee stock option exercises and other	1,246	580	3,608

Net cash provided by financing activities	1,246	580	3,608

(Decrease) increase in cash	(3,774)	(634)	3,066
Cash at beginning of period	9,596	10,230	7,164

Cash at end of period	$5,822	$9,596	$10,230

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,427	$2,154	$2,837
Income taxes	$39,793	$46,600	$42,219

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

The amortized cost of fixed income securities is determined based on cost, adjustments for previously recorded other-than-temporary impairment losses and the cumulative effect of amortization of premiums and accretion of discounts using the interest method. Such amortization and accretion are included in net investment income in the Consolidated Statements of Income. For mortgage-backed and asset-backed securities, the Company considers estimates of future prepayments in the calculation of the effective yield used to apply the interest method. If a difference arises between the anticipated prepayments and the actual prepayments, the Company recalculates the effective yield based on actual prepayments and the currently anticipated future prepayments. The amortized costs of such securities are adjusted to the amount that would have resulted had the recalculated effective yields been applied since the acquisition of the securities with a corresponding charge or credit to net investment income in the Consolidated Statements of Income. Prepayment estimates are based on the structural elements of specific securities, interest rates and generally recognized prepayment speed indices.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the criteria for the recognition and presentation of other-than-temporary impairments (“OTTI”) for debt securities and requires that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. The Company records OTTI losses in accordance with this guidance.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term investments, that generally include U.S. Treasury bills, corporate notes, money market funds and investment grade commercial paper equivalents, are carried at amortized cost which approximates fair value.

Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of commissions, premium taxes and other underwriting expenses which vary with, and are primarily related to, the production of business, net of reinsurance commissions, are deferred and amortized as a charge to income as the related premiums are earned. The Company tests that deferred policy acquisition costs are recoverable based on the expected profitability embedded in the reserve for unearned premium. If the expected profitability is less than the balance of deferred policy acquisition costs, a charge to income is taken and the deferred policy acquisition cost balance is reduced to the amount determined to be recoverable. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs.

Intangible Assets

CNA Surety’s Consolidated Balance Sheet as of December 31, 2009 includes intangible assets of $138.8 million comprised of $122.7 million of goodwill and $16.1 million of identified intangibles with indefinite useful lives arising from the acquisition of Capsure. The Company performs impairment tests of these intangible assets annually, or when certain conditions are present.

A significant amount of judgment is required in performing intangible assets impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety’s reporting units. Under the relevant standard, fair value of a reporting unit refers to the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. The Company uses a valuation technique based on discounted cash flows. Significant inputs to the Company’s discounted cash flow model include estimated capital requirements to support the business, expected cash flows from underwriting activity, required capital reinvestment to support growth and the selected discount rates. If the carrying amount of a reporting unit, including goodwill and other intangible assets, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of intangible assets. The excess of the recorded amount of intangible assets over the implied value of intangible assets is recorded as an impairment loss.

The Company used a valuation technique based on discounted cash flows to complete its annual intangible asset impairment test as of October 1, 2009. No impairment was indicated. The Company also evaluated the indefinite-lived intangible and determined that no events or circumstances have occurred that warrant a re-categorization of this intangible to a finite-lived intangible.

Reserves for Unpaid Losses and Loss Adjustment Expenses

The estimated liability for unpaid losses and loss adjustment expenses includes, on an undiscounted basis, estimates of (a) the ultimate settlement value of reported claims, (b) incurred-but-not-reported (“IBNR”) claims, including provisions for losses in excess of the current case reserve for previously reported claims and for claims that may be reopened, as well as offsets for anticipated indemnification recoveries and (c) future expenses to be incurred in the settlement of claims, before reinsurance recoveries, which are reported as an asset. These estimates are determined based on the facts and circumstances of each claim and the Company’s loss experience as well as consideration of industry experience, current trends and conditions. The estimated liability for unpaid losses and loss adjustment expenses is an estimate and there is the potential that actual future loss payments will differ significantly from recorded amounts. The methods of determining such estimates and the resulting estimated

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability are regularly reviewed and updated. Changes in the estimated liability are reflected in income in the period in which such changes are determined to be needed.

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

Insurance premium receivables are presented net of an estimated allowance for doubtful accounts, which is based on a periodic evaluation of the aging and collectability of premium receivables.

Reinsurance

The Company assumes and cedes insurance with other insurers and reinsurers to limit maximum loss, provide greater diversification of risk, minimize exposure on larger risks and to meet certain regulatory restrictions that would otherwise limit the size of bonds the Company can write. Premiums and losses and loss adjustment expenses that are ceded under reinsurance arrangements reduce the respective revenues and expenses. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are reported as reinsurance receivables. The Company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk and establishes allowances for uncollectible amounts when indicated.

Stock-Based Compensation

Effective in 2006, the Company adopted accounting guidance that requires stock-based compensation expense to be measured and recorded using a fair-value based method. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by this guidance. The Company accounts for graded vesting using the accelerated method.

Income Taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are established for the future tax effects of temporary differences between the tax and financial reporting bases of assets and liabilities using currently enacted tax rates. Such temporary differences primarily relate to unearned premium reserves, deferred policy acquisition costs and net unrealized gains/losses on securities. The effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

Effective in 2007, the Company adopted guidance which prescribed a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company has elected to classify interest, if any, recognized in accordance with this guidance as interest expense. Likewise, penalties, if any, recognized in accordance with this guidance will be classified as miscellaneous expense.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. The Company records depreciation using the straight-line method based on the estimated useful lives of the various classes of property and equipment ranging from 3 years to 20 years. Depreciation and amortization expense for 2009, 2008 and 2007 was $6.0 million, $5.7 million and $6.1 million, respectively. The cost of maintenance and repairs is charged to income as incurred; major improvements are capitalized.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The computation of earnings per share is as follows (amounts in thousands, except for per share data):

	Years Ended December 31,
	2009	2008	2007

Net income	$117,861	$110,403	$92,496

Shares:
Weighted average shares outstanding	44,168	44,121	43,872
Weighted average shares of options exercised and additional stock issuance	79	24	128

Total weighted average shares outstanding	44,247	44,145	44,000
Effect of dilutive options	150	115	267

Total weighted average shares outstanding, assuming dilution	44,397	44,260	44,267

Earnings per share	$2.66	$2.50	$2.10

Earnings per share, assuming dilution	$2.65	$2.49	$2.09

No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.7 million, 0.6 million and 0.3 million for the years ending December 31, 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of CNA Surety’s common stock.

Subsequent Events

The Company has evaluated subsequent events since the date of these consolidated financial statements through the issuance date of February 19, 2010.

Adopted Accounting Pronouncements

In December 2007, the FASB issued guidance related to noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This noncontrolling interest guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and clarifies that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. Finally, the guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. The guidance was effective for the Company on January 1, 2009. The adoption had no impact on the Company’s financial condition or results of operations.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, the FASB issued guidance which delayed the effective date for disclosures related to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted this fair value disclosure guidance on January 1, 2009. The adoption had no impact on the Company’s disclosures.

In March 2008, the FASB issued guidance which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. This derivative guidance also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnotes of important information about derivative instruments. The Company adopted this guidance on January 1, 2009. The adoption had no impact on the Company’s required disclosures as the Company has no derivative instruments.

In September 2008, the FASB issued guidance which requires disclosures by sellers of credit derivatives and requires additional disclosure about the current status of the risk of a guarantee. This guidance was effective for the Company on January 1, 2009. The adoption had no impact on the Company’s required disclosures as the Company does not sell derivative instruments.

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

In April 2009, the FASB issued guidance which amends the criteria for the presentation and recognition of OTTI losses for debt securities and requires that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all OTTI losses were recorded in earnings in the period of recognition. This guidance also expands and increases the frequency of existing disclosures. This guidance was effective for interim and annual periods ending after June 15, 2009, and required a cumulative effect adjustment of initial application as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The adoption had no cumulative effect adjustment to the opening balance of retained earnings or accumulated other comprehensive income as the Company determined that previously recorded OTTI on fixed income securities were credit-related and would have been recognized through earnings as required.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments in interim as well as annual financial statements. This guidance was effective for interim and fiscal periods ending after June 15, 2009. The Company has included the disclosures required by this guidance.

In May 2009, the FASB issued guidance on the recognition and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009 and requires the disclosure of the date through which an entity

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2009, the FASB issued the following clarifying guidance for determining the fair value of a liability. If a quoted price in an active market for the identical liability is available, it represents a Level 1 measurement. If a quoted price in an active market for the identical liability is not available, an entity may utilize the following approaches: (a) the quoted price of the identical liability when traded as an asset in an active market; (b) the quoted price of the identical liability when traded as an asset in markets that are not active; (c) the quoted price for similar liabilities or similar liabilities traded as assets in markets that are not active; (d) another valuation technique that is consistent with the generally accepted fair value principles (income approach or market approach). This guidance is effective for financial statements issued for reporting periods beginning after August 2009. The Company does not report any of its financial liabilities at fair value. As such, the adoption did not have an impact on the Company’s financial condition or results of operations.

Pending Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets”. This guidance removes the concept of a qualifying special-purpose entity and eliminates it from exceptions under the guidance for consolidation of variable interest entities. It also modifies the de-recognition conditions related to legal isolation and effective control and adds additional disclosure requirements for transfers of financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance will not have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This guidance amends existing consolidation guidance applicable for variable interest entities as well as requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance will not have a material impact on the Company’s financial condition or results of operations.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments

Major categories of net investment income were as follows (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007

Investment income:
Fixed income securities	$51,060	$46,134	$39,990
Equity securities	39	56	72
Short-term investments	127	1,340	4,265
Other	62	45	—

Total investment income on available-for-sale securities	51,288	47,575	44,327
Investment income on deposit with affiliated ceding company	335	912	1,611
Investment expenses	(1,252)	(1,185)	(1,302)

Net investment income	$50,371	$47,302	$44,636

Net realized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007

Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$1,731	$—	$345
Gross realized investment losses:
Other-than-temporary impairment losses	(116)	(978)	(941)
Realized losses from sales	(393)	(19)	(14)

Total gross realized investment losses	(509)	(997)	(955)

Net realized investment gains (losses) on fixed income securities	1,222	(997)	(610)

Equity securities:
Gross realized investment gains	44	13	147
Gross realized investment losses:
Other-than-temporary impairment losses	(46)	(343)	—
Realized losses from sales	(20)	(46)	(1)

Total gross realized investment losses	(66)	(389)	(1)

Net realized investment (losses) gains on equity securities	(22)	(376)	146

Other	(1)	(1)	19

Net realized investment gains (losses)	1,199	(1,374)	(445)

Net change in unrealized gains (losses)
Fixed income securities	$54,123	$(20,816)	$2,032
Equity securities	181	(106)	(53)

Total net change in unrealized gains (losses)	$54,304	$(20,922)	$1,979

Net realized gains (losses) and change in unrealized gains (losses)	$55,503	$(22,296)	$1,534

Net realized investment gains were $1.2 million for 2009. Realized gains on sales of fixed income securities were partially offset by the recognition of an other-than-temporary impairment loss on a fixed income security and

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional other-than-temporary impairment losses on equity securities related to the Company’s nonqualified deferred compensation plan as discussed below. Net realized investment losses were $1.4 million for 2008 due to the recognition of an other-than-temporary impairment loss on a fixed income security and other-than-temporary impairment losses on equity securities related to the Company’s nonqualified deferred compensation plan. Net realized investment losses were $0.4 million for 2007 including the recognition of impairment losses on certain fixed income securities as discussed below.

The amortized cost, gross unrealized gains, gross unrealized losses, other-than temporary impairments and estimated fair value of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2009, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
December 31, 2009	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses(a)

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,378	$970	$—	$—	$18,348	$—
U.S. Agencies	9,794	337	—	—	10,131	—
Collateralized mortgage obligations — residential	30,709	1,383	—	—	32,092	—
Mortgage pass-through securities — residential	94,453	2,336	(232)	—	96,557	—
Obligations of states and political subdivisions	696,505	35,847	(882)	(2,902)	728,568	—
Corporate bonds	334,136	11,478	(1,248)	(257)	344,109	—
Collateralized mortgage obligations — commercial	10,024	—	—	(351)	9,673	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	5,501	—	—	(740)	4,761	(1,399)
Consumer credit receivables	11,055	528	—	—	11,583	—
Other	9,715	686	—	—	10,401	—

Total fixed income securities	1,219,270	53,565	(2,362)	(4,250)	1,266,223	$(1,399)

Equity securities	1,429	181	—	—	1,610

Total	$1,220,699	$53,746	$(2,362)	$(4,250)	$1,267,833

(a)	The unrealized loss position of this security has improved to $0.5 million at December 31, 2009.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2008, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated
December 31, 2008	or Cost	Gains	12 Months	12 Months	Fair Value

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$33,140	$3,519	$—	$—	$36,659
U.S. Agencies	36,476	1,116	—	—	37,592
Collateralized mortgage obligations-residential	35,671	984	—	—	36,655
Mortgage pass-through securities-residential	72,203	1,489	—	—	73,692
Obligations of states and political subdivisions	697,305	19,730	(6,929)	(13,943)	696,163
Corporate bonds	96,048	1,711	(2,430)	(1,853)	93,476
Collateralized mortgage obligations-commercial	35,025	—	(2,040)	(3,607)	29,378
Other asset-backed securities:
Second mortgages/home equity loans-residential	7,956	—	(779)	(2,180)	4,997
Consumer credit receivables	17,239	—	(1,708)	—	15,531
Other	10,753	23	(273)	—	10,503

Total fixed income securities	1,041,816	28,572	(14,159)	(21,583)	1,034,646
Equity securities	1,231	—	—	—	1,231

Total	$1,043,047	$28,572	$(14,159)	$(21,583)	$1,035,877

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

For equity securities for which an other-than-temporary impairment loss has been identified, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Income.

Fixed income securities in an unrealized loss position that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired. These securities are written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Income.

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

Based on the Company’s evaluation of this quantitative criteria and qualitative information during 2009, the Company recorded OTTI losses of $1.8 million on one asset-backed fixed income security which included a credit loss component. This security was rated below investment grade by S&P and collateralized by sub-prime home loans. The credit component of the loss, $0.1 million, was recognized in earnings with $1.7 million (49.3% of the security’s amortized cost at that time) of the loss recognized in other comprehensive income.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a roll-forward of the Company’s cumulative credit losses recognized in net realized gains (losses) on the Consolidated Statements of Income on fixed income securities held as of December 31, 2009 (in thousands of dollars):

Year Ended
December 31,
2009

Beginning balance	$—
Credit losses for which an OTTI loss was not previously recognized	116
Credit losses for which an OTTI loss was previously recognized	—

Ending balance	$116

In addition to this OTTI loss on fixed income securities, during 2009 the Company recorded other-than-temporary impairment losses of less than $0.1 million on the equity securities that are related to the Company’s nonqualified deferred compensation plan.

In 2008, the Company recorded other-than-temporary impairment losses of $1.0 million on one fixed income security. The security was issued by the financing subsidiary of a large domestic automaker and was rated below investment grade by S&P and Moody’s Investor Services (“Moody’s”). The Company determined that this previously recorded OTTI loss was credit-related.

Also, in 2008, the Company recorded other-than-temporary impairment losses of $0.4 million on the equity securities that are related to the Company’s nonqualified deferred compensation plan.

In 2007, the Company recorded other-than-temporary impairment losses of $0.9 million on 13 fixed income securities of various categories of investments that were in an unrealized loss position. These impairment losses were recognized as significant interest rate changes and a revised outlook on the interest rates resulted in the Company’s intention not to hold these securities to their anticipated recovery. These securities were sold during 2007.

The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at December 31, 2009 and 2008 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	2009		2008
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value

Fixed income securities:
Due within one year	$13,006	$13,224	$4,535	$4,590
Due after one year but within five years	304,654	321,144	216,232	222,344
Due after five years but within ten years	447,485	468,254	345,285	355,171
Due after ten years	292,668	298,534	296,917	281,785

	1,057,813	1,101,156	862,969	863,890
Mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities	161,457	165,067	178,847	170,756

	$1,219,270	$1,266,223	$1,041,816	$1,034,646

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2009 in relation to the total of all fixed income securities by contractual maturities:

	% of	% of
	Estimated	Unrealized
Contractual Maturity	Fair Value	Loss

Due after one year through five years	10%	6%
Due after five years through ten years	34	24
Due after ten years	36	50
Asset-backed securities	20	20

Total	100%	100%

The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2009 and 2008, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	December 31, 2009		December 31, 2008
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss

Fixed income securities:
Investment grade(a):
0-6 months	$162,087	$2,362	$109,973	$3,095
7-12 months	—	—	121,419	11,064
13-24 months	11,176	469	81,395	12,010
Greater than 24 months	32,932	2,065	31,373	7,393

Total investment grade	206,195	4,896	344,160	33,562
Non-investment grade:
Greater than 24 months	17,346	1,716	2,077	2,180

Total	$223,541	$6,612	$346,237	$35,742

(a)	Investment grade is determined by using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. As of December 31, 2009 and December 31, 2008, all of the Company’s fixed income securities were rated by S&P or Moody’s.

At December 31, 2009, the Company holds 254 fixed income securities with a total estimated fair value of $1,042.7 million in an unrealized gain position of $53.6 million in the aggregate.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated Fair
December 31, 2009	AAA	AA	A	BBB	Total	Count	Value

Fixed income securities:
Investment grade(a):
U.S. Treasury securities and obligations of U.S. Government and agencies:
Mortgage pass-through securities — residential	$232	$—	$—	$—	$232	3	$31,084
Obligations of states and political subdivisions	636	1,086	889	—	2,611	17	85,932
Corporate bonds	—	256	992	257	1,505	20	77,056
Collateralized mortgage obligations — commercial	351	—	—	—	351	2	9,673
Other asset-backed securities:
Second mortgages/home equity loans — residential	197	—	—	—	197	1	2,450

Total investment grade	1,416	1,342	1,881	257	4,896	43	206,195
Non-investment grade:
Obligations of states and political subdivisions	—	—	—	—	1,173	2	15,035
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	—	—	543	1	2,311

Total non-investment grade	—	—	—	—	1,716	3	17,346

Total	$1,416	$1,342	$1,881	$257	$6,612	46	$223,541

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At December 31, 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.

As of December 31, 2009, the Company’s fixed income securities included three U.S. Government agency mortgage pass-through securities backed by residential mortgages in an unrealized loss position, none of which exceeded 2% of the security’s amortized cost. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe these unrealized losses are indicative of a credit loss and, as such, has not recorded an OTTI loss on these securities at December 31, 2009.

The unrealized losses on the Company’s investments in obligations of states and political subdivisions are due to changes in credit spreads and rising interest rates. Of the seventeen investment grade securities of obligations of states and political subdivisions that were in an unrealized loss position at December 31, 2009, only two were in an unrealized loss position exceeding 5% of the security’s amortized cost. One of these securities, issued by a governmental utility authority, had an unrealized loss of $0.6 million, which was 11.3% of the security’s amortized cost. The unrealized loss position of this security has improved from $1.9 million, or 34.4% of amortized cost at December 31, 2008. The other security, a municipal revenue bond supporting an airport project, had an unrealized loss of $0.5 million, which was 5.1% of the security’s amortized cost. Improving market conditions resulted in an $18.3 million improvement in the unrealized losses on the Company’s investment grade securities of obligations of states and political subdivisions compared to December 31, 2008. The Company has no current intent to sell these

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at December 31, 2009.

During 2009, the Company’s investments in two other obligations of states and political subdivisions, issued by governmental utility authorities, were downgraded below investment grade due to the downgrade of the mono-line bond insurer guaranteeing a portion of these securities. Despite the downgrades, improving market conditions during the year resulted in a $4.1 million improvement in the unrealized loss on these securities compared to December 31, 2008. At December 31, 2009, one of these securities had an unrealized loss of $0.3 million, or 4.8% of its amortized cost, and the other had an unrealized loss of $0.9 million, or 8.4% of its amortized cost. Based on the underlying fundamentals of these securities, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. As such, the Company has not recorded an OTTI loss on these securities at December 31, 2009.

At December 31, 2009, only one of the Company’s corporate bond investments was in an unrealized loss position that exceeded 5% of its amortized cost. This unrealized loss, 8.5% ($0.3 million) of the security’s amortized cost, was on a security issued by a large student loan provider. The unrealized loss position of this security was 29.0% ($0.9 million) of amortized cost at December 31, 2008. Further, the overall unrealized loss position on the Company’s corporate bond holdings improved $2.8 million compared to December 31, 2008. The unrealized losses on the Company’s corporate bond investments are primarily attributable to increases in interest rates in the fourth quarter of 2009. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at December 31, 2009.

The Company holds only two collateralized commercial mortgage-backed securities. At December 31, 2009, both of these securities were in an unrealized loss position of $0.2 million, 3.6% of amortized cost and 3.4% of amortized cost, respectively. The overall unrealized loss position of these two securities has improved from $1.9 million at December 31, 2008. The Company believes that these securities will recover in value based on the current performance of the underlying collateral, the senior or super-senior position of each of the holdings and the amount of credit support available to these holdings. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe these unrealized losses are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at December 31, 2009.

At December 31, 2009 the Company’s exposure to sub-prime home loans is limited to two asset-backed securities collateralized by sub-prime home loans originated prior to 2005. Both of these securities are in an unrealized loss position. One of these securities has an estimated fair value of $2.4 million and is in an unrealized loss position of $0.2 million, or 7.5% of its amortized cost, at December 31, 2009. The other security, which is rated below investment grade, was determined to be other-than-temporarily impaired during the second quarter of 2009. The Company recorded OTTI losses of $0.1 million in earnings in addition to recording an unrealized loss of $1.7 million in other comprehensive income. The Company did not record any additional credit-related loss on this security during the last six months of 2009 and the unrealized loss position has improved to $0.5 million, or 19.0% of its adjusted amortized cost. The Company believes the unrealized losses on these securities are primarily attributable to broader economic conditions and liquidity concerns and are not indicative of the quality of the underlying collateral. During 2009, the Company received repayments on these securities of $2.4 million, or about 30% of the par value outstanding at December 31, 2008. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost and, as such, has not recorded any additional OTTI losses at December 31, 2009.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the current facts and circumstances discussed above for the Company’s securities in an unrealized loss position, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position are required to be recorded at December 31, 2009.

The Company’s insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 2009, securities on deposit had an aggregate estimated fair value of $5.2 million.

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

In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of December 31, 2009, none of these preferred securities have been redeemed.

The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Consolidated Balance Sheets. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. Due to the underlying characteristics of this debt, the carrying value of the debenture approximates its estimated fair value.

The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $56.7 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of December 31, 2009 and 2008, the interest rate on the junior subordinated debenture was 3.65% and 5.52%, respectively.

On June 30, 2008, the Company’s credit facility matured. The term of borrowings under this facility (“the 2005 Credit Facility”) was fixed, at the Company’s option, for a period of one, two, three or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the six months ended June 30, 2008. As such, the Company incurred only the facility fee of 0.30% through the first six months of 2008.

The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the six months ended June 30, 2008 when the 2005 Credit Facility matured.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Short-Term Investments

The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and U.S. Treasury bills. Level 2 includes securities for which all significant inputs are observable, such as commercial paper and discount notes.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008 are summarized below (amounts in thousands):

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value

Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,348	$—	$—	$18,348
U.S. Agencies	—	10,131	—	10,131
Collateralized mortgage obligations — residential	—	32,092	—	32,092
Mortgage pass-through securities — residential	—	96,557	—	96,557
Obligations of states and political subdivisions	—	728,568	—	728,568
Corporate bonds	—	344,109	—	344,109
Collateralized mortgage obligations — commercial	—	9,673	—	9,673
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	4,761	—	4,761
Consumer credit receivables	—	11,583	—	11,583
Other	—	10,401	—	10,401

Total fixed income securities	18,348	1,247,875	—	1,266,223
Equity securities at fair value	1,610	—	—	1,610
Short-term investments at fair value(a)	15,412	33,587	—	48,999

Total assets	$35,370	$1,281,462	$—	$1,316,832

(a)	Includes commercial paper, U.S. Government agency discount notes and money market funds.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value

Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$36,659	$—	$—	$36,659
U.S. Agencies	—	37,592	—	37,592
Collateralized mortgage obligations — residential	—	36,655	—	36,655
Mortgage pass-through securities — residential	—	73,692	—	73,692
Obligations of states and political subdivisions	—	696,163	—	696,163
Corporate bonds	—	93,476	—	93,476
Collateralized mortgage obligations — commercial	—	29,378	—	29,378
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	4,997	—	4,997
Consumer credit receivables	—	15,531	—	15,531
Other	—	10,503	—	10,503

Total fixed income securities	36,659	997,987	—	1,034,646
Equity securities at fair value	1,231	—	—	1,231
Short-term investments at fair value(a)	30,616	49,990	—	80,606

Total assets	$68,506	$1,047,977	$—	$1,116,483

(a)	Includes commercial paper, U.S. Government agency discount notes and money market funds.

5.	Deferred Policy Acquisition Costs and Other Operating Expenses

Policy acquisition costs deferred and the related amortization of deferred policy acquisition costs were as follows (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007

Balance at beginning of period	$102,092	$104,280	$102,937
Costs deferred	166,434	171,117	171,689
Amortization	(168,690)	(173,305)	(170,346)

Balance at end of period	$99,836	$102,092	$104,280

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net commissions, brokerage and other underwriting expenses were comprised as follows (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007

Amortization of deferred policy acquisition costs	$168,690	$173,305	$170,346
Other operating expenses	64,737	62,115	57,066

Net commissions, brokerage and other underwriting expenses	$233,427	$235,420	$227,412

6.	Reinsurance

The Company’s insurance subsidiaries, in the ordinary course of business, cede insurance to other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk, minimize exposure on larger risks and to meet certain regulatory restrictions that would otherwise limit the size of bonds the Company can write. Reinsurance contracts do not relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to insurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company evaluates the financial condition of its reinsurers, assesses the need for allowances for uncollectible amounts and monitors concentrations of credit risk. At December 31, 2009, CNA Surety had no reinsurance receivable from affiliates. CNA Surety’s largest reinsurance receivable from an affiliate, CCC, an A (Excellent) rated company by A.M. Best was $46.1 million at December 31, 2008. CNA Surety’s largest net receivable from a non-affiliated reinsurer, rated A+ (Superior) by A.M. Best, was approximately $8.3 million and $7.9 million at December 31, 2009 and 2008, respectively.

The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned

Direct	$347,646	$351,519	$358,625	$357,771	$360,877	$353,594
Assumed	90,659	97,833	108,502	109,463	110,783	112,938
Ceded	(27,271)	(27,480)	(35,448)	(35,538)	(43,371)	(45,026)

Net premiums	$411,034	$421,872	$431,679	$431,696	$428,289	$421,506

Assumed premiums primarily include surety business written or renewed, net of reinsurance, by CCC and CIC after September 30, 1997 that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit Western Surety’s ability to write certain business on a direct basis, the Company utilizes the underwriting capacity available through these agreements while retaining control of the underwriting and claim management of the assumed business.

Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). Through its insurance subsidiaries, CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement that covers certain contract surety business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal in excess of $2 million subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were $0.1 million, $0.2 million and $0.1 million in 2009, 2008 and 2007, respectively.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CNA Surety also assumes premium on contract and commercial surety bonds for international risks. Such premiums are assumed pursuant to the terms of reinsurance treaties or as a result of specific international bond requirements of domestic customers.

The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007
	$	Ratio	$	Ratio	$	Ratio

Gross losses and loss adjustment expenses	$76,564	17.0%	$93,151	19.9%	$119,567	25.6%
Ceded losses and loss adjustment expenses	(7,148)	26.0%	(12,307)	34.6%	(16,443)	36.5%

Net losses and loss adjustment expenses	$69,416	16.5%	$80,844	18.7%	$103,124	24.5%

Excess of Loss Reinsurance

The Company’s ceded reinsurance program is predominantly comprised of excess of loss reinsurance contracts that limit the Company’s retention on a per principal basis. The Company’s reinsurance coverage is provided by third party reinsurers and related parties. Due to the terms of these excess of loss treaties, reinsurers may cover some principals in one year but then exclude these same principals in subsequent years. As a result, the Company may have exposures to these principals that have limited or no reinsurance coverage. Only the large national contractor discussed below was excluded from the third party reinsurance agreements effective for the treaty periods discussed; however, as discussed below, the Company has no further exposure to this principal.

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

2009 Third Party Reinsurance

Effective January 1, 2009, CNA Surety entered into an excess of loss treaty (“2009 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2008 Excess of Loss Treaty. Under the 2009 Excess of Loss Treaty, the Company’s net retention per principal was $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $13.8 million based on losses ceded under the contract. The actual ceded premiums for the 2009 Excess of Loss Treaty were $26.6 million.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 Third Party Reinsurance

Effective January 1, 2010, CNA Surety entered into a new excess of loss treaty (“2010 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2009 Excess of Loss Treaty. Under the 2010 Excess of Loss Treaty, the Company’s net retention per principal remains at $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2010 on bonds that were in force during 2010. The contract also includes a provision for additional premiums of up to $12.3 million based on losses ceded under the contract. The base annual premium for the 2010 Excess of Loss Treaty is $24.6 million.

Related Party Reinsurance

Reinsurance agreements together with the Services and Indemnity Agreement that are described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. All of these agreements originally were entered into on September 30, 1997 (the “Merger Date”): (i) the Surety Quota Share Treaty (the “Quota Share Treaty”); (ii) the Aggregate Stop Loss Reinsurance Contract (the “Stop Loss Contract”) and (iii) the Surety Excess of Loss Reinsurance Contract (the “Excess of Loss Contract”). All of these contracts have expired. Some have been renewed on different terms as described below.

Through the Quota Share Treaty, CCC and CIC transfer to Western Surety surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2009 and expired on December 31, 2009. The Quota Share Treaty was renewed on substantially the same terms on January 1, 2010 and expires on December 31, 2010 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2009 and 2008, this resulted in an override commission on their actual direct acquisition costs of 4.8% and 5.9%, respectively, to CCC and CIC.

Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through December 31, 2009.

Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the Company’s insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the Company’s insurance subsidiaries paid CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through December 31, 2009, losses incurred under the Stop Loss Contract were $49.1 million. Through December 31, 2008, losses incurred under the Stop Loss Contract were $48.9 million. The net amount settled in 2009 under this contract was $0.5 million paid to CCC. At December 31, 2009, the amount received under the Stop Loss Contract included $2.1 million held by the Company for losses covered by this contract that were incurred but not paid.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the surety business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed with the same terms on January 1, 2009. Effective June 30, 2009, this agreement was amended so that the Company’s authority to conduct administrative, management, underwriting and claim functions for bonds written for the large national contractor discussed below shall continue until CCC’s bonds for such contractor have expired and claims have been settled or closed. As of December 31, 2009 and 2008, there were no amounts due to the CNA Surety insurance subsidiaries under this agreement. This agreement was renewed with the same terms on January 1, 2010 and expires on December 31, 2010 and is annually renewable thereafter.

Since January 1, 2005, the Company and CCC have been parties to an excess of loss contract that provided reinsurance coverage exclusively for the one large national contractor excluded from the Company’s third party reinsurance. This contract provided unlimited coverage in excess of $60 million retention for the life of bonds either in force or written during the period from January 1, 2005 to December 31, 2005. This contract was extended for twelve months beginning on January 1, 2006, 2007, 2008 and 2009. In addition to the initial premium of $7.0 million, premiums for these subsequent periods were $0.8 million, $0.5 million, $0.2 million and less than $0.1 million, respectively, and were based on the level of premiums written on bonds for the large national contractor.

On June 30, 2009, the Company and CCC terminated the excess of loss contract discussed in the preceding paragraph. Under this contract, the Company had ceded losses and loss adjustment expenses of $50.0 million through both June 30, 2009 and December 31, 2008. Unpaid ceded losses under this contract at termination were $50.0 million compared to $46.8 million at December 31, 2008. Related to the termination of this contract, the Company and CCC also commuted the Quota Share Treaty as regards the premium and losses for the large national contractor. The impact of this commutation was a decrease of gross loss reserves of $51.8 million.

Under the terms of the agreements effecting this commutation, the Company paid CCC $1.8 million. This settlement reflects the difference between the Company’s $60.0 million retention under the excess of loss contract and the $58.2 million paid by the Company for losses of the large national contractor through June 30, 2009. These transactions had no net impact on the results of operations for the twelve months ended December 31, 2009.

On January 1, 2010, the Company and CCC entered into separate agreements that provide for the transfer of the Canadian surety business of CCC to Western Surety. These agreements, which include a quota share treaty (the “Canadian Quota Share Treaty”) and a services and indemnity agreement (the “Canadian Services and Indemnity Agreement”), are substantially similar to the Quota Share Treaty and the Services and Indemnity Agreement discussed above. The Canadian Services and Indemnity Agreement provides Western Surety with the authority to supervise various administrative, underwriting and claim functions associated with the surety business written by CCC, through its Canadian branch, on behalf of the Company. Through the Canadian Quota Share Treaty, this Canadian surety business is transferred to Western Surety. Pursuant to these agreements, CCC will transfer the subject premium and related liabilities of such business and pay to Western Surety an amount equal to CCC’s net written premiums on all such business, minus a ceding commission of 33.5% of net written premiums. Further, Western Surety will pay an additional ceding commission to CCC in the amount of actual direct expense in producing such premium. These agreements expire on December 31, 2010 and are annually renewable thereafter.

As of December 31, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $9.8 million, comprised of premiums receivable. At December 31, 2008, CNA Surety’s insurance receivable balance from CCC and CIC was $60.4 million, including $46.1 million of reinsurance recoverables and $14.3 million of premiums receivable, respectively. CNA Surety had no reinsurance payables to CCC and CIC as of December 31, 2009 and had reinsurance payables of $1.2 million to CCC and CIC as of December 31, 2008.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $26.9 million and $29.7 million at December 31, 2009 and December 31, 2008, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.

7.	Reserves for Losses and Loss Adjustment Expenses

Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007

Reserves at beginning of year:
Gross	$428,724	$472,842	$434,224
Ceded reinsurance	83,691	150,496	144,858

Net reserves at beginning of year	345,033	322,346	289,366

Net incurred loss and loss adjustment expenses:
Provision for insured events of current year	123,698	126,345	108,178
Decrease in provision for insured events of prior years	(54,282)	(45,501)	(5,054)

Total net incurred	69,416	80,844	103,124

Net payments attributable to:
Current year events	15,571	11,954	14,265
Prior year events	43,723	46,203	55,879

Total net payments	59,294	58,157	70,144

Net reserves at end of year	355,155	345,033	322,346
Ceded reinsurance at end of year	50,968	83,691	150,496

Gross reserves at end of year	$406,123	$428,724	$472,842

The Company recorded net loss reserve development for prior accident years which resulted in a decrease of the estimated liability of $54.3 million, $45.5 million and $5.1 million in 2009, 2008 and 2007, respectively.

The favorable development in 2009 resulted primarily from a level of loss activity substantially below expectations for accident years 2006 and 2007. This level of loss activity was particularly influenced by a lower than expected emergence of large claims. Significant case reserve reductions and better than expected indemnification recoveries for accident years 2005 and prior also contributed to the favorable development in 2009. The Company’s initial estimates of losses for accident year 2009 and the estimate for accident year 2008 continue to reflect the impact of less favorable economic conditions.

The favorable development in 2008 primarily resulted from several significant case reserve reductions, favorable indemnity recoveries and a low level of loss activity for accident years 2006 and prior. These favorable developments were somewhat offset by adverse development related to the 2007 accident year, which, along with the initial estimates of the 2008 accident year reflected the impact of continued deterioration of economic conditions.

The favorable development in 2007 primarily resulted from better than expected indemnification recoveries related to a large commercial claim in the 2001 accident year.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies

At December 31, 2009 the future minimum commitments under operating leases are as follows: 2010 — $2.0 million; 2011 — $1.9 million; 2012 — $0.9. Total rental expense for 2009 was $5.3 million and $5.2 million for both 2008 and 2007, respectively.

The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

9.	Income Taxes

The components of deferred income taxes as of December 31, 2009 and 2008 were as follows (dollars in thousands):

	2009	2008

Deferred tax assets related to:
Unearned premium reserve	$17,478	$18,286
Loss and loss adjustment expense reserve	4,251	4,249
Accrued expenses	2,005	2,082
Accumulated postretirement benefit obligation	4,322	3,826
Unrealized net losses on securities	—	2,510
Policyholder dividends	2,795	3,192
Other	2,893	2,722

Total deferred tax assets	33,744	36,867

Deferred tax liabilities related to:
Deferred policy acquisition costs	34,943	35,732
Intangible assets	5,650	5,650
Unrealized net gains on securities	16,496	—
Difference between book and tax depreciation	3,292	3,332
Other	1,428	1,800

Total deferred tax liabilities	61,809	46,514

Net deferred tax liability	$28,065	$9,647

CNA Surety and its subsidiaries file a consolidated federal income tax return. The income tax allocation between the Company and its subsidiaries is subject to written agreement, approved by the Audit Committee of the Board of Directors. Allocation is based upon separate return calculations in accordance with the Internal Revenue Code of 1986 with current credit being given to separate company net losses.

The income tax provisions consisted of the following (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007

Current tax expense	$51,795	$50,215	$41,270
Deferred tax benefit	(448)	(1,406)	(1,523)

Total income tax expense	$51,347	$48,809	$39,747

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
Tax-exempt income deduction	(5.3)	(5.3)	(5.7)
Non-deductible expenses	0.2	0.2	0.2
State income tax, net of federal income tax benefit	0.7	0.8	0.9
Other	(0.3)	—	(0.3)

Total income tax expense	30.3%	30.7%	30.1%

The Company is subject to taxation in the United States and various state jurisdictions. On July 22, 2009, the Internal Revenue Service notified the Company that the ongoing examination of the Company’s tax return for the year 2006 had been completed and no changes were made to the Company’s reported income taxes. However, the Company’s tax year 2006, as well as tax years 2007 through 2009, remain open as to the applicable statute of limitations and are subject to examination by the Internal Revenue Service.

The Company has not recognized any liabilities for uncertain income taxes as of December 31, 2009 or December 31, 2008. Also, the Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

10.	Employee Benefits

CNA Surety sponsors a tax-deferred savings plan (“401(k) plan”) covering substantially all of its employees. The Company matches 100% of the participating employee’s contribution up to 3% of eligible compensation and 50% of the participating employee’s contribution between 3% and 6% of eligible compensation (4.5% maximum matching). The Company also makes an additional basic contribution to eligible 401(k) plan participants of 3% (if under age 45) or 5% (if 45 or older) of eligible compensation. In addition, the Company may also make an annual discretionary profit sharing contribution to the 401(k) plan, subject to the approval of the Company’s Board of Directors. The profit sharing contribution may be restricted by plan and regulatory limitations. The Company contribution, including profit sharing, to the 401(k) plan was $4.8 million, $4.6 million and $4.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

On April 25, 2005, the Board of Directors of CNA Surety Corporation approved the CNA Surety Corporation 2005 Deferred Compensation Plan (the “2005 Plan”) and the CNA Surety Corporation 2005 Deferred Compensation Plan Trust (the “2005 Trust”). The 2005 Plan and 2005 Trust were adopted in connection with the enactment of Section 409A of the Internal Revenue Code of 1986, as amended, which was implemented under the American Jobs Creation Act of 2004. The 2005 Plan and 2005 Trust will be used in lieu of the 2000 Plan and the CNA Surety Corporation Deferred Compensation Plan Trust (the “2000 Trust”) for all amounts deferred on or after January 1, 2005. Amounts deferred under the 2000 Plan prior to January 1, 2005 will continue to be covered by and paid out in accordance with the terms of the 2000 Plan, the 2000 Trust and the elections made by participants under the 2000 Plan.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Western Surety sponsors two postretirement benefit plans covering certain employees. One plan provides medical benefits and the other plan provides sick leave termination payments. The medical benefit plan provides coverage for employees, and their eligible dependents, hired by Western Surety before November 1, 1992 and who retire at age 55 or later with at least 15 years of service. Only employees hired by Western Surety prior to 1988 are eligible for the sick leave plan. Further, benefits for the sick leave plan are based on unused accrued sick leave as of December 31, 2003, the date the accruals were frozen. The postretirement medical benefit plan is contributory and the sick leave plan is non-contributory. Western Surety uses a December 31 measurement date for both of its postretirement benefit plans. There were no plan assets for either of the postretirement benefit plans.

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

The following table sets forth the plans’ combined accumulated postretirement benefit obligation at the beginning and end of the last two fiscal years (dollars in thousands):

	2009	2008

Reconciliation of benefit obligation:
Benefit obligation at beginning of the year	$9,283	$10,001
Service cost	228	192
Interest cost	572	486
Actuarial loss (gain)	681	(1,240)
Benefits and expenses paid	(132)	(251)
Plan participant contributions	60	69
Medicare subsidy received	26	26

Benefit obligation at end of year	$10,718	$9,283

The Company’s postretirement medical benefit plan’s accumulated postretirement benefit obligation as of December 31, 2009 is $10.1 million.

The Company’s postretirement sick leave plan’s accumulated postretirement benefit obligation as of December 31, 2009 is $0.6 million.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the combined plans’ pre-tax adjustment to accumulated other comprehensive income (“AOCI”) (dollars in thousands):

	2009	2008	2007

Amounts not yet recognized in net periodic benefit cost:
Net prior service benefit	$(187)	$(349)	$(511)
Net actuarial loss	968	288	1,528

Total pre-tax accumulated other comprehensive loss (income)	$781	$(61)	$1,017

Pre-tax accumulated other comprehensive (income) loss — beginning of year related to postretirement benefit obligation	$(61)	$1,017	$4,657
Reclassification adjustments recognized in net periodic benefit cost:
Amortization of prior service cost	162	162	106
Amortization of net actuarial loss	(1)	—	(387)
Amounts recognized in AOCI arising during the year:
Net actuarial losses (gains)	681	(1,240)	(3,359)

Pre-tax accumulated other comprehensive loss (income) — end of year, related to postretirement benefit obligation	$781	$(61)	$1,017

The net actuarial gain in 2007 resulted primarily from a change in expected cost of claims under the medical benefit plan. In 2007, the Company made a decision to change its service provider effective January 1, 2008. This was expected to cause a significant reduction in the future cost of claims. The net actuarial gain in 2008 resulted primarily from lower per capita claim costs as a result of the change in the plan provider. The net actuarial loss in 2009 was driven by higher claim costs for the medical benefit plan.

The amounts recognized in the Consolidated Balance Sheets for postretirement benefit obligations at December 31, 2009 and 2008 were as follows (dollars in thousands):

	2009	2008

Liability for postretirement benefits	$10,718	$9,283
Deferred income taxes, net	(4,322)	(3,826)
Accumulated other comprehensive loss (income), net of tax	231	(375)

The liability for postretirement benefits at December 31, 2009 and 2008 are as follows (dollars in thousands):

			Difference Due to
	Including Effects	Without Effects of	Effects of
	of Tax-Free Subsidy	Tax-Free Subsidy	Tax-Free Subsidy

December 31, 2009	$10,718	$12,349	$1,631
December 31, 2008	$9,283	$10,931	$1,648

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plans’ combined net periodic postretirement benefit cost for the last three fiscal years included the following components (dollars in thousands):

	2009	2008	2007

Net periodic benefit cost:
Service cost	$228	$192	$333
Interest cost	572	486	761
Amortization of prior service cost (benefit)	(162)	(162)	(106)
Net amortization of actuarial loss	1	—	387

Net periodic benefit cost	$639	$516	$1,375

	2009	2008	2007

Key Assumptions:
Discount rate	5.960%	5.870%	5.875%
Rate of compensation increases (postretirement sick leave plan only)	3.0%	5.0%	5.0%
Initial health care cost trend rate, pre-Medicare	9.0%	9.0%	10.0%
Initial health care cost trend rate, post-Medicare	9.0%	9.0%	10.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Year in which ultimate trend rate is reached	2018	2017	2013
Mortality	IRS Prescribed 2008 Generational Mortality	RP 2000 Projected	RP 2000 Projected
Average remaining service life — postretirement medical benefit plan	11.8 Years	12.3 Years	12.7 Years
Average life expectancy — postretirement medical benefit plan	14.0 Years	14.0 Years	14.3 Years
Average remaining service life — sick leave plan	11.4 Years	12.3 Years	12.7 Years

At December 31, 2009 and 2008, respectively, the Company selected a discount rate of 5.96% and 5.87% based on the Citibank Pension Liability Index to measure the accumulated postretirement benefit obligation. This index was selected by developing a weighted average yield on cash flows for the postretirement benefit plans. These cash flows were discounted using published spot rates corresponding to the time period that the cash flow is due. This average yield was compared to the Citibank Pension Liability Index and the resulting weighted average was nearly identical to this index and, as such, the index was used as the discount rate for development of the accumulated postretirement pension benefit obligation. The Company periodically updates the analysis of the weighted average yield on the cash flows for the postretirement benefit plans to select an appropriate discount rate for measurement of the postretirement benefit obligation.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the benefit

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation as of December 31, 2009 by $2.1 million and increase the aggregate of service cost and interest cost for the year then ended by $0.2 million. Decreasing the assumed health care cost trend rates by 1 percentage point in each year would decrease the benefit obligation as of December 31, 2009 by $1.6 million and decrease the aggregate of service cost and interest cost for the year then ended by $0.1 million.

Estimated benefit expected to be recognized from AOCI into net periodic benefit cost in 2010:

Amortization of prior service cost (benefit)	$(110)
Amortization of net actuarial loss	2

Total estimated benefit to be recognized	$(108)

The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2010. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. These amounts are shown both gross and net of the federal subsidy to plan sponsors under the MMA in the following table (dollars in thousands):

	Before Impact of Federal Subsidy	Net of Federal Subsidy

2010	$231	$200
2011	262	227
2012	299	260
2013	354	311
2014	477	428
2015-2019	3,095	2,788

11.	Stockholders’ Equity

The compensation expense recorded for the Company’s stock-based compensation plan in 2009, 2008 and 2007 was $2.0 million, $1.7 million and $1.9 million, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.7 million in 2009 and $0.6 million in both 2008 and 2007. The amount of cash received from the exercise of stock options was $1.2 million, $0.5 million and $3.6 million in 2009, 2008 and 2007, respectively.

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

On February 6, 2009, 217,960 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $8.95 for these options. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 1.95%; dividend yield of 0.0%; expected option life of 5.3 years and volatility of 51.8%, which was based on historical volatility. The Company estimated the expected option life of the 2009 grant based on its analysis of past exercise patterns for similar options. As of December 31, 2009, the number of shares available for granting of options under the 2006 Plan was 2,252,920.

On February 8, 2008, 259,380 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $6.32 for these options. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.7%; dividend yield of 0.0%; expected option life of 5.3 years and volatility of 38.3%, which was based on historical volatility. The Company estimated the expected option life of the 2008 grant based on its analysis of past exercise patterns for similar options.

On February 13, 2007, 334,100 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $9.04 for these options. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.8%; dividend yield of 0.0%; expected option life of 6.3 years; and volatility of 34.7%, which was based on historical volatility. The Company estimated the expected option life using the simplified method allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The Company’s stock options qualified for this method based on the criteria defined in SAB 107.

A summary of option activity for the year ended December 31, 2009 is presented below:

		Weighted
		Average Option
	Shares Subject	Price per
	to Option	Share

Outstanding options at January 1, 2009	1,221,118	$14.93
Options granted	217,960	$18.85
Options forfeited	(15,560)	$17.93
Options expired	(14,725)	$14.67
Options exercised	(90,505)	$11.50

Outstanding options at December 31, 2009	1,318,288	$15.78

A summary of the status of the Company’s non-vested options as of December 31, 2009 and changes during the year then ended is presented below:

		Weighted
		Average
	Shares Subject	Grant Date
	To Option	Fair Value

Non-vested options at January 1, 2009	545,095	$7.29
Options granted	217,960	$8.95
Options vested	(208,099)	$6.91
Options forfeited	(15,560)	$7.72

Non-vested options at December 31, 2009	539,396	$8.10

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of stock options vested was $1.4 million in both 2009 and 2008 and $0.9 million in 2007.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$9.35 to $11.50	166,375	3.5 years	$9.66	166,375	$9.66
$12.06 to $14.61	405,763	5.1 years	12.78	405,763	12.78
$16.00 and above	746,150	8.0 years	18.78	206,754	19.45

A summary of the options vested or expected to vest and options exercisable as of December 31, 2009 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life

December 31, 2009	1,270,126	$15.68	$1,727,742	6.5 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life

December 31, 2009	778,892	$13.88	$1,727,742	5.4 years

The total intrinsic value of options exercised was $0.6 million, $0.2 million and $1.9 million for 2009, 2008 and 2007, respectively. The tax benefits recognized by the Company for these exercises were $0.2 million for 2009, less than $0.1 million for 2008 and $0.6 million for 2007.

As of December 31, 2009, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2010 — $0.9 million; 2011 — $0.3 million; 2012 — $0.1 million.

Effective January 1, 1998, the Company established the CNA Surety Corporation Non-Employee Directors Deferred Compensation Plan. Under this plan, which was terminated on December 31, 2004, each director who was not a full-time employee of the Company or any of its affiliates could defer all or a portion of the annual retainer fee that would otherwise be paid to such director. The deferral amount was credited to a deferred compensation account and deemed invested in common stock units. Each director was fully vested in his or her deferred compensation amount. Common stock units are convertible into CNA Surety common stock at the election of the director. Aggregate common stock units outstanding as of December 31, 2009 and 2008 were 11,771 and 12,141, respectively.

12.	Segment Information

The Company is a leading provider of surety and fidelity bonds in the United States. According to the Surety Association of America (“SAA”), the surety and fidelity segment of the domestic property and casualty insurance industry aggregates approximately $6.7 billion in direct written premiums, comprised of approximately $5.5 billion in surety premiums and $1.2 billion in fidelity premiums.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Gross Written Premiums
		% of		% of		% of
	2009	Total	2008	Total	2007	Total

Contract	$274,848	62.7%	$300,236	64.3%	$305,624	64.8%
Commercial:
License and permit	75,594	17.3	80,291	17.2	78,875	16.7
Judicial and fiduciary	22,941	5.2	23,227	5.0	23,348	5.0
Public official	25,707	5.9	23,466	5.0	23,584	5.0
Other	9,306	2.1	9,015	1.9	9,021	1.9

Total commercial	133,548	30.5	135,999	29.1	134,828	28.6
Fidelity and other	29,909	6.8	30,892	6.6	31,208	6.6

	$438,305	100.0%	$467,127	100.0%	$471,660	100.0%

Domestic	$432,260	98.6%	$461,998	98.9%	$467,285	99.1%
International	6,045	1.4	5,129	1.1	4,375	0.9

	$438,305	100.0%	$467,127	100.0%	$471,660	100.0%

	Net Written Premiums
		% of		% of		% of
	2009	Total	2008	Total	2007	Total

Contract	$250,793	61.0%	$268,085	62.1%	$266,749	62.3%
Commercial	130,332	31.7	132,702	30.7	130,332	30.4
Fidelity and other	29,909	7.3	30,892	7.2	31,208	7.3

	$411,034	100.0%	$431,679	100.0%	$428,289	100.0%

Domestic	$404,989	98.5%	$426,570	98.8%	$423,914	99.0%
International	6,045	1.5	5,109	1.2	4,375	1.0

	$411,034	100.0%	$431,679	100.0%	$428,289	100.0%

In 2009, approximately $86.1 million, or 19.7%, of gross written premiums were generated from national insurance brokers, with the single largest national broker production comprising $20.6 million, or 4.7%, of gross written premiums. In 2008, approximately $85.3 million, or 18.3%, of gross written premiums were generated from national insurance brokers, with the single largest national broker production comprising $14.3 million, or 3.1%, of gross written premiums. In 2007, approximately $63.4 million, or 13.4%, of gross written premiums were generated

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from national insurance brokers, with the single largest national broker production comprising $14.5 million, or 3.1%, of gross written premiums.

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

The following table reconciles consolidated stockholders’ equity at December 31, 2009 and 2008 as reported herein in conformity with GAAP with total statutory capital and surplus of CNA Surety’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities (dollars in thousands):

	2009	2008

Consolidated equity per GAAP	$923,084	$767,295
Impact of non-insurance companies and eliminations	16,820	18,809

Insurance company equity per GAAP	939,904	786,104
Intangible assets	(133,361)	(133,361)
Net unrealized (gain) loss on fixed income securities	(48,669)	4,991
Deferred policy acquisition costs	(99,836)	(102,092)
Deferred income taxes, net	48,513	30,205
Accumulated postretirement benefit obligations	781	(61)
Non-admitted assets	(28,030)	(31,149)

Total statutory capital and surplus per statutory accounting practices	$679,302	$554,637

The NAIC has promulgated Risk-Based Capital (“RBC”) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by a company or regulators. As of December 31, 2009 each of CNA Surety’s insurance subsidiaries had a Ratio that was in compliance with the minimum RBC requirements.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CNA Surety’s insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of each insurance subsidiary in excess of a statutorily prescribed minimum is available for payment of dividends to the parent company. However, such distributions as dividends may be subject to prior regulatory approval. Without prior regulatory approval, Western Surety may pay dividends of $122.9 million to CNA Surety in 2010. Combined statutory surplus for the insurance subsidiaries at December 31, 2009 was $679.3 million.

14.	Related Party Transactions

In addition to those described in Note 6. Reinsurance, the Company has the following related party transactions.

CNA Surety and CCC are parties to an Administrative Services Agreement (“ASA”), which has been in effect since July 1, 2004, that allows the Company to purchase and/or have access to certain services provided by CCC and its affiliates, including the leasing of executive and branch offices. Pursuant to the ASA, the Company paid CCC an annual management fee of $2.1 million for 2009, 2008 and 2007 in addition to charges of $6.9 million for the years ended December 31, 2009 and 2008 and $7.3 million for the year ended December 31, 2007 for leased office space and services. The Company was also charged $0.2 million for the years ended December 31, 2009 and 2008 and $0.4 million for the year ended December 31, 2007 for direct costs incurred by CCC on the Company’s behalf. The Company had a $0.4 million and $0.3 million payable balance to CCC related to the ASA as of December 31, 2009 and 2008, respectively. As provided by the ASA, CCC paid the Company $1.4 million for the year ended December 31, 2009 and $1.3 million for the years ended December 31, 2008 and 2007 for insurance agent licensing services provided by the Company. This agreement shall remain in effect until CNAF or its affiliates or shareholders cease being a majority shareholder of CNA Surety unless otherwise terminated by either party. This agreement is approved annually by the Audit Committee of the Company’s Board of Directors (“Audit Committee”).

Western Surety previously provided surety bonds guaranteeing insurance premium payment obligations of certain customers of CCC and its affiliates under retrospectively rated insurance policies underwritten by CCC and its affiliates. The Company discontinued the writing of such bonds in 2001 and the Company has no remaining exposure as of December 31, 2009.

Pursuant to procedures approved by the Audit Committee, Western Surety from time to time provides license and permit bonds and appeal bonds for CCC and its affiliates as well as for clients of CCC and its affiliates. As of December 31, 2009, the aggregate outstanding liability of these bonds was $42.5 million. The premium for all such bonds written was approximately $0.3 million in 2009 and $0.6 million in 2008 and 2007.

Western Surety also has liability, either directly or through assumed reinsurance, under bonds written for Loews and certain of its subsidiaries which include Diamond Offshore Drilling, Inc. (“Diamond Offshore”), Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), Mexdrill Offshore, S. DE R.L. DE C. V. (“Mexdrill Offshore”), which is a subsidiary of Diamond Offshore, and Gulf South Pipeline Company, LP (“Gulf South Pipeline”), which is a subsidiary of Boardwalk Pipeline. As of December 31, 2009, Loews owns 50.4% of Diamond Offshore and 72% of Boardwalk Pipeline. As of December 31, 2009, the aggregate liability under all such bonds was approximately $108.5 million and the premium was approximately $0.2 million in 2009 and less than $0.1 million in 2008 and 2007. All bonds were written with the approval of the Audit Committee.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
Revenues	$113,331	$118,225	$123,295	$118,591

Income before income taxes	$29,047	$30,974	$36,378	$72,809
Income tax expense	8,183	8,807	10,854	23,503

Net income	$20,864	$22,167	$25,524	$49,306

Basic earnings per common share	$0.47	$0.50	$0.58	$1.11

Diluted earnings per common share	$0.47	$0.50	$0.57	$1.11

2008
Revenues	$114,397	$120,202	$121,300	$121,725

Income before income taxes	$32,523	$34,455	$50,353	$41,881
Income tax expense	9,621	10,405	16,020	12,763

Net income	$22,902	$24,050	$34,333	$29,118

Basic earnings per common share	$0.52	$0.54	$0.78	$0.66

Diluted earnings per common share	$0.52	$0.54	$0.78	$0.66

2007
Revenues	$109,283	$115,620	$125,010	$115,784

Income before income taxes	$29,721	$31,018	$40,478	$31,026
Income tax expense	8,972	9,124	12,481	9,170

Net income	$20,749	$21,894	$27,997	$21,856

Basic earnings per common share	$0.47	$0.50	$0.64	$0.50

Diluted earnings per common share	$0.47	$0.50	$0.63	$0.49

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2009, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based on their evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely manner.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2009 Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEMS 10, 11, 12, 13, and 14.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE, AND PRINCIPAL ACCOUNTING FEES AND SERVICES

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

SCHEDULE I

CNA SURETY CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2009 and 2008

	As of December 31, 2009
	Cost or
	Amortized	Fair	Carrying
	Cost	Value	Value
	(Amounts in thousands)

Fixed Income Securities:
U.S. Government and government agencies and authorities	$152,334	$157,128	$157,128
States, municipalities and political subdivisions	696,505	728,568	728,568
All other bonds, including corporate bonds and other asset-backed securities	370,431	380,527	380,527

Total fixed income securities	1,219,270	1,266,223	1,266,223

Equity securities	1,429	1,610	1,610
Short-term investments	48,999		48,999

Total investments	$1,269,698		$1,316,832

	As of December 31, 2008
	Cost or
	Amortized	Fair	Carrying
	Cost	Value	Value
	(Amounts in thousands)

Fixed Income Securities:
U.S. Government and government agencies and authorities	$177,490	$184,598	$184,598
States, municipalities and political subdivisions	697,305	696,163	696,163
All other bonds, including corporate bonds and other asset-backed securities	167,021	153,885	153,885

Total fixed income securities	1,041,816	1,034,646	1,034,646

Equity securities	1,231	1,231	1,231
Short-term investments	80,606		80,606

Total investments	$1,123,653		$1,116,483

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
BALANCE SHEETS

	December 31,
	2009	2008
	(Amounts in thousands)

Assets
Investments in and advances to subsidiaries	$933,907	$779,743
Equity investments (cost: $1,429 and $1,231)	1,610	1,231
Short-term investments, at cost (which approximates fair value)	12,071	8,533
Cash	1,894	4,605
Other assets	7,220	6,386

Total assets	$956,702	$800,498

Liabilities
Long-term debt	$30,930	$30,892
Other liabilities	2,688	2,311

Total liabilities	33,618	33,203
Stockholders’ Equity
Common stock	456	455
Additional paid-in capital	279,388	276,255
Retained earnings	627,505	509,644
Accumulated other comprehensive income (loss)	30,406	(4,286)
Treasury stock, at cost	(14,671)	(14,773)

Total stockholders’ equity	923,084	767,295

Total liabilities and stockholders’ equity	$956,702	$800,498

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Revenues:
Net investment income	$121	$347	$677
Net realized investment (losses) gains:
Other-than-temporary impairment losses	—	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	—	—	—

Net impairment losses recognized in earnings	—	—	—
Net realized investment gains (losses) gains, excluding impairment losses on available-for-sale securities	(40)	(376)	146

Total net realized investment (losses) gains	(40)	(376)	146

Total revenues	81	(29)	823

Expenses:
Interest expense	1,391	2,148	2,918
Corporate expense	8,581	6,968	7,193

Total expenses	9,972	9,116	10,111

Loss from operations before income taxes and equity in net income of subsidiaries	(9,891)	(9,145)	(9,288)
Income tax benefit	(3,515)	(3,161)	(3,367)

Net loss before equity in net income of subsidiaries	(6,376)	(5,984)	(5,921)
Equity in net income of subsidiaries	124,237	116,387	98,417

Net income	$117,861	$110,403	$92,496

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Operating Activities:
Net income	$117,861	$110,403	$92,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(124,237)	(116,387)	(98,417)
Depreciation and amortization	38	101	101
Net realized investment losses (gains)	40	376	(146)
Stock-based compensation	1,990	1,693	1,892
Cash dividends from subsidiaries	5,000	3,000	2,000
Tax payments received from subsidiaries	41,273	48,570	43,385
Federal income tax payments	(38,718)	(45,248)	(41,000)
Deferred income tax benefit	(752)	(490)	(483)
Changes in:
Accrued expenses	409	(701)	(747)
Change in other assets and liabilities	(2,840)	(2,048)	(3,380)

Net cash provided by (used in) provided by operating activities	64	(731)	(4,299)

Investing Activities:
Net advances (to) from subsidiaries	(246)	1,152	232
Proceeds from sales of fixed income securities	—	—	200
Purchases of equity securities	(868)	(550)	(873)
Proceeds from sales of equity securities	631	626	844
Changes in short-term investments	(3,538)	(1,239)	2,158

Net cash (used in) provided by investing activities	(4,021)	(11)	2,561

Financing Activities:
Employee stock option exercises and other	1,246	580	3,608

Net cash provided by financing activities	1,246	580	3,608

(Decrease) increase in cash	(2,711)	(162)	1,870
Cash at beginning of period	4,605	4,767	2,897

Cash at end of period	$1,894	$4,605	$4,767

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
NOTES TO CONDENSED FINANCIAL INFORMATION

1.	Basis of Presentation

The condensed financial information of CNA Surety Corporation (“CNAS” or the “Company”) should be read in conjunction with the Consolidated Financial Statements of CNA Surety and Notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. CNAS’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these affiliates is presented in the Condensed Statements of Operations. CNA Financial Corporation owned approximately 62% of the outstanding common stock of CNAS as of December 31, 2009.

2.	Cash and Short-Term Investments

As of December 31, 2009 and 2008, cash included $1.9 million and $4.2 million, respectively, and short-term investments included $9.2 million and $7.3 million, respectively, of cash and short-term investments ultimately due to the Company’s insurance subsidiaries related to premium collections and claim payments.

3.	Debt

In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of December 31, 2009, none of these preferred securities have been redeemed.

The Company’s investment of $0.9 million in the Issuer Trust is carried at cost in “Other assets” in the Company’s Condensed Balance Sheets. The sole asset of the Issuer Trust consists of a $30.9 million junior subordinated debenture issued by the Company to the Issuer Trust. Due to the underlying characteristics of this debt, the carrying value of the debenture approximates its estimated fair value.

The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $56.7 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of December 31, 2009 and 2008, the interest rate on the junior subordinated debenture was 3.65% and 5.52%, respectively.

On June 30, 2008, the Company’s credit facility matured. The term of borrowings under this facility (“the 2005 Credit Facility”) was fixed, at the Company’s option, for a period of one, two, three or six months. The interest rate was based on, among other rates, LIBOR plus the applicable margin. The margin, including a utilization fee, varied based on the Company’s leverage ratio (debt to total capitalization) from 0.80% to 1.00%. There was no outstanding balance under the 2005 Credit Facility during the six months ended June 30, 2008. As such, the Company incurred only the facility fee of 0.30% through the first six months of 2008.

The 2005 Credit Facility was entered into on July 27, 2005, when the Company refinanced $30.0 million in outstanding borrowings under its previous credit facility. The 2005 Credit Facility provided an aggregate of up to $50.0 million in borrowings under a revolving credit facility. In September 2006, the Company reduced the available aggregate revolving credit facility to $25.0 million in borrowings. The 2005 Credit Facility also contained certain conditions and limitations on the Company. The Company was in compliance with all covenants as of and for the six months ended June 30, 2008 when the 2005 Credit Facility matured.

4.	Commitments and Contingencies

The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

SCHEDULE III

CNA SURETY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION
As of and for the Years Ended
December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Deferred policy acquisition costs	$99,836	$102,092

Unpaid loss and loss adjustment expense reserves	$406,123	$428,724

Unearned premiums	$247,776	$258,824

Net premium revenue	$421,872	$431,696	$421,506

Net investment income	$50,371	$47,302	$44,636

Benefits, claims, losses and settlement expenses	$69,416	$80,844	$103,124

Amortization of deferred policy acquisition costs	$168,690	$173,305	$170,346

Other operating expenses	$64,737	$62,115	$57,066

Net premiums written	$411,034	$431,679	$428,289

SCHEDULE IV

CNA SURETY CORPORATION AND SUBSIDIARIES

REINSURANCE
For the Years Ended December 31, 2009, 2008 and 2007

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies(1)	Amount	to Net
	(Amounts in thousands)

Year Ended December 31, 2009
Premiums written:
Property and casualty insurance	$347,646	$27,271	$90,659	$411,034	22.1%

Total premiums written	$347,646	$27,271	$90,659	$411,034	22.1%

Premiums earned:
Property and casualty insurance	$351,519	$27,480	$97,833	$421,872	23.2%

Total premiums earned	$351,519	$27,480	$97,833	$421,872	23.2%

Year Ended December 31, 2008
Premiums written:
Property and casualty insurance	$358,625	$35,448	$108,502	$431,679	25.1%

Total premiums written	$358,625	$35,448	$108,502	$431,679	25.1%

Premiums earned:
Property and casualty insurance	$357,771	$35,538	$109,463	$431,696	25.4%

Total premiums earned	$357,771	$35,538	$109,463	$431,696	25.4%

Year Ended December 31, 2007
Premiums written:
Property and casualty insurance	$360,877	$43,371	$110,783	$428,289	25.9%

Total premiums written	$360,877	$43,371	$110,783	$428,289	25.9%

Premiums earned:
Property and casualty insurance	$353,594	$45,026	$112,938	$421,506	26.8%

Total premiums earned	$353,594	$45,026	$112,938	$421,506	26.8%

(1)	Primarily from affiliates.

SCHEDULE V

CNA SURETY CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
As of and for the Years Ended December 31, 2009, 2008 and 2007

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
	(Amounts in thousands)

Year Ended December 31, 2009
Allowance for doubtful accounts on premiums receivable	$1,307	$564	$—	$761	$1,110

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

Year Ended December 31, 2008
Allowance for doubtful accounts on premiums receivable	$1,145	$443	$—	$281	$1,307

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

Year Ended December 31, 2007
Allowance for doubtful accounts on premiums receivable	$1,369	$393	$—	$617	$1,145

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

(1)	Write-offs charged against allowance.

SCHEDULE VI

CNA SURETY CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
INSURANCE OPERATIONS
As of and for the Years Ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Deferred policy acquisition costs	$99,836	$102,092

Reserves for unpaid claims and claim adjustment expenses	$406,123	$428,724

Discount (if any) deducted	$—	$—

Unearned premiums	$247,776	$258,824

Net premium revenue	$421,872	$431,696	$421,506

Net investment income	$50,371	$47,302	$44,636

Net claims and claim expenses incurred related to:
Current year	$123,698	$126,345	$108,178

Prior years	$(54,282)	$(45,501)	$(5,054)

Amortization of deferred policy acquisition costs	$168,690	$173,305	$170,346

Net paid claims and claim adjustment expenses	$59,294	$58,157	$70,144

Net premiums written	$411,034	$431,679	$428,289

(a)(3) Exhibits

Exhibit
Number		Description

9		Not applicable.
10	(1)	Form of The CNA Surety Corporation Replacement Stock Option Plan (filed on August 15, 1997 as Exhibit 10(12) to CNA Surety Corporation’s Registration Statement on Form S-4 (Registration No. 333-33753), and incorporated herein by reference).
10	(2)	Form of CNA Surety Corporation 1997 Long-Term Equity Compensation Plan (filed on August 15, 1997 as Exhibit 10(13) to CNA Surety Corporation’s Registration Statement on Form S-4 (Registration No. 333-33753), and incorporated herein by reference).
10	(3)	Form of Aggregate Stop Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.’s Form 8-K, and incorporated herein by reference).
10	(13)	Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on March 15, 2004 as Exhibit 10(13) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference).
10	(15)	Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on November 14, 2002 as Exhibit 10(3) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(16)	Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on March 26, 2003 as Exhibit 10(9) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference).
10	(17)	Second Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on November 13, 2003 as Exhibit 10(2) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(18)	Third Amendment to Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on November 13, 2003 as Exhibit 10(2) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(19)	Form of Services and Indemnity Agreement by and between Western Surety Company and Continental Casualty Company (filed on November 14, 2002 as Exhibit 10(5) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(23)	Form of CNA Surety Corporation 2000 Employee Stock Purchase Plan (filed on January 26, 2001 (incorporated by reference) to CNA Surety Corporation’s Registration Statement on Form S-8 (Registration No. 333-54440), and incorporated herein by reference).
10	(27)	Form of CNA Surety Corporation 2005 Deferred Compensation Plan (filed on May 2, 2005 as Exhibit 10(27) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(28)	Form of CNA Surety Corporation 2005 Deferred Compensation Plan Trust (filed on May 2, 2005 as Exhibit 10(28) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(29)	Form of Third Amendment to CNA Surety Corporation 2005 Deferred Compensation Plan (filed on May 2, 2005 as Exhibit 10(29) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(30)	Form of Employment Agreement dated as of January 1, 2006 by and between CNA Surety Corporation and John F. Welch (filed on December 14, 2005 as Exhibit 10(30) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(32)	Amendment to Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on August 2, 2005 as Exhibit 10(31) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).

Exhibit
Number		Description

10	(33)	Amendment to Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on August 2, 2005 as Exhibit 10(32) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(34)	Form of CNA Surety Corporation 2006 Long-Term Equity Compensation Plan (filed on February 16, 2006 as Exhibit 10(34) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(35)	Refinancing of Credit Agreement between CNA Surety Corporation and LaSalle Bank National Association (filed on July 28, 2005 as CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(36)	CNA Surety Corporation 2006 Long-Term Equity Compensation Plan (filed on December 21, 2006 as Exhibit 10(36) to CNA Surety Corporation’s Registration Statement on Form S-8 (Registration No. 333-139551), and incorporated herein by reference).
10	(37)	Post-Effective Amendment to CNA Surety Corporation 1997 Long-Term Equity Compensation Plan (filed on December 21, 2006 as Exhibit 10(37) to CNA Surety Corporation’s Registration Statement on Form S-8 POS (Registration No. 333-37207), and incorporated herein by reference).
10	(38)	Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on February 19, 2008 as Exhibit 10(38) to CNA Surety Corporation’s Form 10-K and incorporated herein by reference).
10	(39)	Form of Employment Agreement dated as of January 1, 2009 by and between CNA Surety Corporation and John F. Welch (filed on October 28, 2008 as Exhibit 10(39) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(40)	Form of Commutation and Release Agreement as respects certain business under the Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on February 19, 2008 as Exhibit 10(38) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference).
10	(41)	Form of Termination Addendum to Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America and Surety Bonding Company of America and Continental Casualty Company (filed on March 1, 2005 as Exhibit 10(13) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference).
10	(42)	Form of Addendum No. 1 to the Services and Indemnity Agreement by and between Western Surety Company and Continental Casualty Company (filed on November 14, 2002 as Exhibit 10(5) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(43)	Form of Administrative Services Agreement by and between Western Surety Company and Continental Casualty Company (filed on July 31, 2009 as Exhibit 10(43) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(44)	Form of First Amendment to the Employment Agreement with CNA Surety Corporation and John F. Corcoran, Senior Vice President and Chief Financial Officer (filed on February 8, 2010 as Exhibit 10(44) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(45)	Form of First Amendment to the Employment Agreement with CNA Surety Corporation and Douglas W. Hinkle, Senior Vice President and Chief Underwriting Officer (filed on February 8, 2010 as Exhibit 10(45) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(46)	Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company.
10	(47)	Form of Canadian Services and Indemnity Agreement by and between Western Surety Company and Continental Casualty Company.
10	(48)	Form of Surety Canada Quota Share Treaty by and between Western Surety Company and Continental Casualty Company.
11		Not Applicable.
12		Not Applicable.
13		Not Applicable.

Exhibit
Number		Description

16		Not Applicable.
18		Not Applicable.
21		Subsidiaries of the Registrant.
22		Not Applicable.
23		Consent of Deloitte & Touche LLP dated February 19, 2010.
24		Not Applicable.
31	(1)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
31	(2)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.
32	(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Title	Signature

February 19, 2010	Chairman of the Board and Director	/s/ David B. Edelson David B. Edelson

February 19, 2010	Director	/s/ Philip H. Britt Philip H. Britt

February 19, 2010	Director	/s/ Anthony S. Cleberg Anthony S. Cleberg

February 19, 2010	Director	/s/ D. Craig Mense D. Craig Mense

February 19, 2010	Director	/s/ Robert A. Tinstman Robert A. Tinstman

February 19, 2010	Director	/s/ John F. Welch John F. Welch

February 19, 2010	Director	/s/ Peter W. Wilson Peter W. Wilson