Form 10-Q
period 2010-03-31
CNA SURETY CORP
filed 2010-04-30
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
44,303,248 shares of Common Stock, $.01 par value as of April 23, 2010.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
	(Amounts in thousands,
	except per share data)
Assets
Invested assets:
Fixed income securities, at fair value (amortized cost: $1,258,775 and $1,219,270)	$1,308,297	$1,266,223
Equity securities, at fair value (cost: $1,650 and $1,429)	1,852	1,610
Short-term investments, at amortized cost (approximates fair value)	39,970	48,999

Total invested assets	1,350,119	1,316,832
Cash	2,018	5,822
Deferred policy acquisition costs	102,660	99,836
Insurance receivables:
Premiums, including $9,215 and $9,753 from affiliates, (net of allowance for doubtful accounts: $1,112 and $1,110)	43,089	33,392
Reinsurance	49,144	48,645
Deposit with affiliated ceding company	26,904	26,878
Goodwill and other intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Property and equipment, at cost (less accumulated depreciation and amortization: $38,603 and $37,514)	18,936	19,681
Prepaid reinsurance premiums	197	210
Accrued investment income	14,724	15,832
Other assets	2,548	3,122

Total assets	$1,749,124	$1,709,035

Liabilities
Reserves:
Unpaid losses and loss adjustment expenses	$426,458	$406,123
Unearned premiums	256,171	247,776

Total reserves	682,629	653,899
Long-term debt	30,930	30,930
Deferred income taxes, net	29,663	28,065
Reinsurance and other payables to affiliates	676	548
Accrued expenses	12,169	18,586
Liability for postretirement benefits	10,911	10,718
Payable for securities purchased	3,426	1,356
Income tax payable	7,781	13,389
Other liabilities	24,580	28,460

Total liabilities	802,765	785,951
Commitments and contingencies (See Notes 3, 5, & 8)

Stockholders’ Equity
Common stock, par value $.01 per share, 100,000 shares authorized; 45,659 shares issued and 44,298 shares outstanding at March 31, 2010 and 45,635 shares issued and 44,268 shares outstanding at December 31, 2009	457	456
Additional paid-in capital	280,126	279,388
Retained earnings	648,310	627,505
Accumulated other comprehensive income	32,072	30,406
Treasury stock, 1,361 and 1,367 shares, at cost	(14,606)	(14,671)

Total stockholders’ equity	946,359	923,084

Total liabilities and stockholders’ equity	$1,749,124	$1,709,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands,
	except per share data)
Revenues:
Net earned premium	$98,252	$101,151
Net investment income	13,377	12,246
Net realized investment gains (losses):
Other-than-temporary impairment losses	—	(46)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	(94)	—

Net impairment losses recognized in earnings	(94)	(46)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	417	(20)

Total net realized investment gains (losses)	323	(66)

Total revenues	111,952	113,331

Expenses:
Net losses and loss adjustment expenses	28,581	29,588
Net commissions, brokerage and other underwriting expenses	52,788	54,278
Interest expense	281	418

Total expenses	81,650	84,284

Income before income taxes	30,302	29,047
Income tax expense	9,497	8,183

Net income	$20,805	$20,864

Earnings per common share	$0.47	$0.47

Earnings per common share, assuming dilution	$0.47	$0.47

Weighted average shares outstanding	44,280	44,206

Weighted average shares outstanding, assuming dilution	44,421	44,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	At Cost	Equity
	(Amounts in thousands)
Balance, January 1, 2009	44,168	$455	$276,255		$509,644	$(4,286)	$(14,773)	$767,295

Comprehensive income:
Net income	—	$—	$—	$20,864	$20,864	$—	$—	$20,864
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $4,455 (net of reclassification adjustment of $0, after income tax benefit of $0)	—	—	—	8,272	—	8,272	—	8,272
Net change related to postretirement benefits, after income tax benefit of $12	—	—	—	(28)	—	(28)	—	(28)

Total comprehensive income	—	—	—	$29,108	—	—	—	—

Stock-based compensation	—	—	578		—	—	—	578
Stock options exercised and other	72	1	886		—	—	41	928

Balance, March 31, 2009	44,240	$456	$277,719		$530,508	$3,958	$(14,732)	$797,909

Balance, January 1, 2010	44,268	$456	$279,388		$627,505	$30,406	$(14,671)	$923,084

Comprehensive income:
Net income	—	$—	$—	$20,805	$20,805	$—	$—	$20,805
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $865 (net of reclassification adjustment of $228, after income tax expense of $123)	—	—	—	1,607	—	1,607	—	1,607
Other-than-temporary impairment losses not recognized in the Condensed Consolidated Statements of Income, after income tax expense of $41 (net of reclassification adjustment of ($353), after income tax benefit of $190)	—	—	—	77	—	77	—	77
Net change related to postretirement benefits, after income tax benefit of $9	—	—	—	(18)	—	(18)	—	(18)

Total comprehensive income	—	—	—	$22,471	—	—	—	—

Stock-based compensation	—	—	441		—	—	—	441
Stock options exercised and other	30	1	297		—	—	65	363

Balance, March 31, 2010	44,298	$457	$280,126		$648,310	$32,072	$(14,606)	$946,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$20,805	$20,864
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	95	(48)
Depreciation and amortization	1,476	1,524
Amortization of bond premium, net	1,492	1,126
Gain on disposal of property and equipment	(49)	(3)
Net realized investment (gains) losses	(323)	66
Stock-based compensation	441	578
Deferred income tax expense	661	38
Changes in:
Insurance receivables	(10,291)	(8,273)
Reserve for unearned premiums	8,395	2,908
Reserve for unpaid losses and loss adjustment expenses	20,335	25,000
Deposit with affiliated ceding company	(26)	2,382
Deferred policy acquisition costs	(2,824)	(1,964)
Reinsurance and other payables to affiliates	128	(1,609)
Prepaid reinsurance premiums	13	(40)
Accrued expenses	(6,417)	(8,439)
Other assets and liabilities	(7,599)	(458)

Net cash provided by operating activities	26,312	33,652

Cash Flows from Investing Activities:
Fixed income securities:
Purchases	(63,950)	(68,727)
Maturities	14,834	21,787
Sales	8,422	—
Purchases of equity securities	(274)	(473)
Proceeds from the sale of equity securities	65	336
Changes in short-term investments	9,036	24,689
Purchases of property and equipment, net	(682)	(1,592)
Changes in payables for securities purchased	2,070	(8,398)

Net cash (used in) investing activities	(30,479)	(32,378)

Cash Flows from Financing Activities:
Employee stock option exercises and other	363	928

Net cash provided by financing activities	363	928

(Decrease) increase in cash	(3,804)	2,202
Cash at beginning of period	5,822	9,596

Cash at end of period	$2,018	$11,798

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$288	$437
Income taxes	$14,404	$2,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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
Basis of Presentation
     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2009 Form 10-K. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year.
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

     The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended
	March 31,
	2010	2009
Net income	$20,805	$20,864

Shares:
Weighted average shares outstanding	44,268	44,168
Weighted average shares of options exercised and additional stock issuance	12	38

Total weighted average shares outstanding	44,280	44,206
Effect of dilutive options	141	170

Total weighted average shares outstanding, assuming dilution	44,421	44,376

Earnings per share	$0.47	$0.47

Earnings per share, assuming dilution	$0.47	$0.47

     No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.7 million and 0.8 million were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because the exercise price of these options was greater than the average market price of CNA Surety’s common stock.
Adopted Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. This guidance removed the concept of a qualifying special-purpose entity and eliminated it from exceptions under the guidance for consolidation of variable interest entities. It also modified the de-recognition conditions related to legal isolation and effective control and added additional disclosure requirements for transfers of financial assets. This guidance was effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance did not have an impact on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This guidance amended existing consolidation guidance applicable for variable interest entities as well as requirements for determination of the primary beneficiary of a variable interest entity, required an ongoing assessment of whether an entity is the primary beneficiary and required enhanced disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. This guidance was effective for annual reporting periods beginning after November 15, 2009. The Company evaluated its trust preferred security arrangement discussed further in Note 6., Debt, to these Condensed Consolidated Financial Statements and determined the issuer trust should remain unconsolidated under this guidance. As such, the adoption of this guidance did not have an impact on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued updated accounting guidance, which amended the other-than-temporary impairment (“OTTI”) loss model for fixed income securities. A fixed income security is impaired if the fair value of the security is less than its amortized cost basis, which is its cost adjusted for accretion, amortization and previously recorded OTTI losses. The updated accounting guidance requires an OTTI loss equal to the difference between fair value and amortized cost to be recognized in earnings if the Company intends to sell the fixed income security or if it is more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis.
     The remaining fixed income securities in an unrealized loss position are evaluated to determine if a credit loss exists. If the Company does not expect to recover the entire amortized cost basis of a fixed income security, the security is deemed to be other-than-temporarily impaired for credit reasons. For these securities, the bifurcation of OTTI losses into a credit component and a non-credit component is required by the updated accounting guidance. The credit component is recognized in earnings and represents the difference between the present value of the future cash flows that the Company expects to collect and a fixed income security’s amortized cost basis. The non-credit component is recognized in other comprehensive income and represents the difference between fair value and the present value of the future cash flows that the Company expects to collect.
     Prior to the adoption of the updated accounting guidance, OTTI losses were not bifurcated between credit and non-credit components. The difference between fair value and amortized cost was recognized in earnings for all securities for which the

Company did not expect to recover the amortized cost basis, or for which the Company did not have the ability and intent to hold until recovery of fair value to amortized cost.
2. Investments
     Major categories of net investment income were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Investment income:
Fixed income securities	$13,666	$12,303
Equity securities	8	9
Short-term investments	15	48
Other	13	19

Total investment income on available-for-sale securities	13,702	12,379
Investment income on deposit with affiliated ceding company	26	157
Investment expenses	351	290

Net investment income	13,377	12,246

     Net realized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$425	$—
Gross realized investment losses:
Other-than-temporary impairment losses	(94)	—
Realized losses from sales	(19)	—

Total gross realized investment losses	(113)	—

Net realized investment gains on fixed income securities	312	—

Equity securities:
Gross realized investment gains	11	—
Gross realized investment losses:
Other-than-temporary impairment losses	—	(46)
Realized losses from sales	—	(20)

Total gross realized investment losses	—	(66)

Net realized investment gains (losses) on equity securities	11	(66)

Other	—	—

Net realized investment gains (losses)	323	(66)

Net change in unrealized gains (losses)
Fixed income securities	$2,569	$(12,727)
Equity securities	21	—

Total net change in unrealized gains (losses)	$2,590	$(12,727)

Net realized gains (losses) and change in unrealized gains (losses)	$2,913	$(12,793)

     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and OTTI of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at March 31, 2010, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
March 31, 2010	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses(a)
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,085	$977	$—	$—	$19,062	$—
U.S. Agencies	6,528	315	—	––	6,843	––
Collateralized mortgage obligations — residential	29,832	1,715	—	––	31,547	––
Mortgage pass-through securities — residential	87,012	2,638	(45)	––	89,605	––
Obligations of states and political subdivisions	699,069	33,738	(866)	(2,505)	729,436	––
Corporate bonds	382,765	13,572	(714)	(150)	395,473	––
Collateralized mortgage obligations — commercial	10,022	163	—	––	10,185	––
Other asset-backed securities:
Second mortgages/home equity loans — residential	4,989	—	—	(553)	4,436	(1,207)
Consumer credit receivables	10,767	482	—	––	11,249	––
Other	9,706	755	––	––	10,461	––

Total fixed income securities	1,258,775	54,355	(1,625)	(3,208)	1,308,297	$(1,207)

Equity securities	1,650	202	—	—	1,852

Total	$1,260,425	$54,557	$(1,625)	$(3,208)	$1,310,149

(a)	The unrealized loss position of this security was $0.4 million at March 31, 2010.
     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and OTTI of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2009, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
December 31, 2009	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses(a)
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,378	$970	$—	$—	$18,348	$—
U.S. Agencies	9,794	337	—	––	10,131	––
Collateralized mortgage obligations — residential	30,709	1,383	—	––	32,092	––
Mortgage pass-through securities — residential	94,453	2,336	(232)	––	96,557	––
Obligations of states and political subdivisions	696,505	35,847	(882)	(2,902)	728,568	––
Corporate bonds	334,136	11,478	(1,248)	(257)	344,109	––
Collateralized mortgage obligations — commercial	10,024	—	—	(351)	9,673	––
Other asset-backed securities:
Second mortgages/home equity loans — residential	5,501	—	—	(740)	4,761	(1,399)
Consumer credit receivables	11,055	528	—	––	11,583	––
Other	9,715	686	––	––	10,401	––

Total fixed income securities	1,219,270	53,565	(2,362)	(4,250)	1,266,223	$(1,399)

Equity securities	1,429	181	—	—	1,610

Total	$1,220,699	$53,746	$(2,362)	$(4,250)	$1,267,833

(a)	The unrealized loss position of this security was $0.5 million at December 31, 2009.
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
     Based on the Company’s evaluation of this quantitative criteria and qualitative information during the first quarter of 2010, the Company recorded additional credit-related OTTI losses of $0.1 million in earnings. The Company initially recorded credit-related OTTI losses on this security in the second quarter of 2009. This security is rated below investment grade by Standard & Poor’s (“S&P”) and collateralized by sub-prime home loans.

     The following table presents a roll-forward of the Company’s cumulative credit losses recognized in net realized gains (losses) on the Condensed Consolidated Statements of Income on fixed income securities held as of March 31, 2010 (in thousands of dollars):

Beginning balance at January 1, 2010	$116
Credit losses for which an OTTI loss was not previously recognized	––
Credit losses for which an OTTI loss was previously recognized	94

Ending balance at March 31, 2010	$210

     For the three months ended March 31, 2010, the Company has recorded no OTTI losses on equity securities. For the three months ended March 31, 2009, the Company recorded OTTI losses of less than $0.1 million on the equity securities that are related to the Company’s nonqualified deferred compensation plan.
     The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at March 31, 2010 and December 31, 2009 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Fixed income securities:
Due within one year	$33,239	$34,664	$13,006	$13,224
Due after one year but within five years	337,092	352,962	304,654	321,144
Due after five years but within ten years	450,617	473,081	447,485	468,254
Due after ten years	285,499	290,107	292,668	298,534

	1,106,447	1,150,814	1,057,813	1,101,156

Mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities	152,328	157,483	161,457	165,067

	$1,258,775	$1,308,297	$1,219,270	$1,266,223

     The following table provides the composition of fixed income securities with an unrealized loss at March 31, 2010 in relation to the total of all fixed income securities in an unrealized loss position by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss
Due after one year through five years	20%	6%
Due after five years through ten years	33	19
Due after ten years	39	63
Asset-backed securities	8	12

Total	100%	100%

     The following table summarizes for fixed income securities in an unrealized loss position at March 31, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	March 31, 2010		December 31, 2009
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade (a):
0-6 months	$143,354	$1,625	$162,087	$2,362
7-12 months	—	—	—	—
13-24 months	—	—	11,176	469
Greater than 24 months	34,695	1,656	32,932	2,065

Total investment grade	178,049	3,281	206,195	4,896
Non-investment grade:
Greater than 24 months	17,205	1,552	17,346	1,716

Total	$195,254	$4,833	$223,541	$6,612

(a)	Investment grade is determined by using the S&P rating. If a security is not rated by S&P, the Moody’s Investor Services (“Moody’s”) rating is used. As of March 31, 2010 and December 31, 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     At March 31, 2010, the Company holds 271 fixed income securities in an unrealized gain position with a total estimated fair value of $1,113.0 million and an aggregate gross unrealized gain of $54.4 million.
     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated
March 31, 2010	AAA	AA	A	BBB	Total	Count	Fair Value
Fixed income securities:
Investment grade(a):
U.S. Treasury securities and obligations of U. S. Government and agencies:
Mortgage pass-through securities — residential	$45	$—	$—	$—	$45	1	$10,529
Obligations of states and political subdivisions	457	997	791	—	2,245	16	82,271
Corporate bonds	10	181	394	279	864	19	82,955
Other asset-backed securities:
Second mortgages/home equity loans — residential	127	—	—	—	127	1	2,294

Total investment grade	639	1,178	1,185	279	3,281	37	178,049
Non-investment grade:
Obligations of states and political subdivisions	—	—	—	—	1,126	2	15,063
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	—	—	426	1	2,142

Total non-investment grade	—	—	—	—	1,552	3	17,205

Total	$639	$1,178	$1,185	$279	$4,833	40	$195,254

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At March 31, 2010, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     As of March 31, 2010, the Company’s fixed income securities included one U.S. Government agency collateralized mortgage obligation backed by residential mortgages in a nominal unrealized loss position. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe this unrealized loss is indicative of a credit loss and, as such, has not recorded an OTTI loss on this security at March 31, 2010.
     The unrealized losses on the Company’s investments in obligations of states and political subdivisions are due to changes in credit spreads and rising interest rates. Of the sixteen investment grade obligations of states and political subdivisions that were in an unrealized loss position at March 31, 2010, only one was in an unrealized loss position exceeding 5% of the security’s amortized cost. This security, issued by a governmental utility authority, had an unrealized loss of $0.6 million, which was 10.6% of the security’s amortized cost. Although the unrealized loss on this security remained flat compared to December 31, 2009, improving market conditions resulted in an improvement of $0.3 million in the unrealized losses on the Company’s other investment grade obligations of states and political subdivisions at March 31, 2010. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at March 31, 2010.
     The Company’s investments in two other obligations of states and political subdivisions, issued by governmental utility authorities, are below investment grade. At March 31, 2010, one of these securities had an unrealized loss of $0.2 million, or 4.7% of its amortized cost, and the other had an unrealized loss of $0.9 million, or 8.1% of its amortized cost. The unrealized loss position of each of these securities improved slightly at March 31, 2010 compared to December 31, 2009. Based on the underlying fundamentals of these securities, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. As such, the Company has not recorded an OTTI loss on these securities at March 31, 2010.
     Only one of the nineteen corporate bond investments in an unrealized loss position at March 31, 2010 had an unrealized loss of 5% or more. This security, which was issued by a large student loan provider, had an unrealized loss of $0.2 million, or 5.0% of its amortized cost. The unrealized loss position of this security was 8.5% ($0.3 million) of amortized cost at December 31, 2009. Further, the overall unrealized loss position on the Company’s corporate bond holdings improved $0.6 million compared to December 31, 2009. The unrealized losses on the Company’s corporate bond investments are primarily attributable to increases in interest rates beginning in the fourth quarter of 2009. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at March 31, 2010.
     At March 31, 2010 the Company’s exposure to sub-prime home loans is limited to two asset-backed securities collateralized by sub-prime home loans originated prior to 2005. Both of these securities are in an unrealized loss position. One of these securities, which is rated investment grade, has an estimated fair value of $2.3 million and is in an unrealized loss position of $0.1 million, or 5.3% of its amortized cost, at March 31, 2010. The Company believes the unrealized loss on this security is primarily attributable to broader economic conditions and liquidity concerns and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost.
     The other security with sub-prime exposure is rated below investment grade. During 2010, the Company received repayments on this security of $0.2 million, or approximately 6% of the par value outstanding at December 31, 2009. As discussed previously, this security was determined to have an additional credit loss of $0.1 million during the three months ended March 31, 2010. The non-credit component of this security’s OTTI recognized in accumulated other comprehensive income at March 31, 2010 was $0.4 million. The Company believes the unrealized loss on this security is primarily attributable to broader economic conditions and liquidity concerns and is not indicative of the quality of the underlying collateral. The unrealized loss on this security at December 31, 2009 was $0.5 million. The Company also recognized a credit-related loss of $0.1 million on this security in the second quarter of 2009. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of the adjusted amortized cost.
     Based on the current facts and circumstances discussed above for the Company’s securities in an unrealized loss position, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position are required to be recorded at March 31, 2010.
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

3. Reinsurance
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	Written	Earned	Written	Earned
Direct	$91,963	$81,879	$89,128	$83,341
Assumed	20,564	22,253	21,997	24,876
Ceded	(5,867)	(5,880)	(7,106)	(7,066)

Net premiums	$106,660	$98,252	$104,019	$101,151

     Assumed premiums primarily include surety business written or renewed, net of reinsurance, by CCC and CIC after September 30, 1997 that is reinsured by Western Surety pursuant to reinsurance and related agreements. Because of certain regulatory restrictions that limit Western Surety’s ability to write certain business on a direct basis, the Company utilizes the underwriting capacity available through these agreements while retaining control of the underwriting and claim management of this assumed business.
     Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). Through its insurance subsidiaries, CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement that covers certain contract surety business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal in excess of $2 million subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were less than $0.1 million for both the three months ended March 31, 2010 and 2009.
     CNA Surety also assumes premium on contract and commercial surety bonds for international risks. Such premiums are assumed pursuant to the terms of reinsurance treaties or as a result of specific international bond requirements of domestic customers. For the three month periods ended March 31, 2010 and 2009, premiums assumed under such arrangements were $1.3 million and $0.5 million, respectively.
     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$27,815	26.7%	$31,308	28.9%
Ceded amounts	766	(13.0)%	(1,720)	24.3%

Net losses and loss adjustment expenses	$28,581	29.1%	$29,588	29.3%

     The unusual impact of ceded amounts as an increase in net loss and loss adjustment expenses for the three months ended March 31, 2010 resulted from large indemnification recoveries on claims subject to excess of loss reinsurance contracts.
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
2009 Third Party Reinsurance
     Effective January 1, 2009, CNA Surety entered into an excess of loss treaty (“2009 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the excess of loss treaty effective in 2008. Under the 2009 Excess of Loss Treaty, the Company’s net retention per principal was $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $13.8 million based on losses ceded under the contract. The actual ceded premiums for the 2009 Excess of Loss Treaty were $26.6 million.
     2010 Third Party Reinsurance
     Effective January 1, 2010, CNA Surety entered into an excess of loss treaty (“2010 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2009 Excess of Loss Treaty. Under the 2010 Excess of Loss Treaty, the Company’s net retention per principal remains at $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2010 on bonds that were in force during 2010. The contract also includes a provision for additional premiums of up to $12.3 million based on losses ceded under the contract. The base annual premium for the 2010 Excess of Loss Treaty is $24.6 million.
Related Party Reinsurance
     Reinsurance agreements together with the Services and Indemnity Agreement described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. Many of these agreements originally were entered into on September 30, 1997 (the “Merger Date”) and include: (i) the Surety Quota Share Treaty (the “Quota Share Treaty”); (ii) the Aggregate Stop Loss Reinsurance Contract (the “Stop Loss Contract”) and (iii) the Surety Excess of Loss Reinsurance Contract. Although the contracts entered on the Merger Date have expired, some have been renewed on different terms as described below.
     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2010 and expires on December 31, 2010 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2009 this resulted in an override commission on their actual direct acquisition costs of 4.8% to CCC and CIC.
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through March 31, 2010.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the Company’s insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the Company’s insurance subsidiaries paid CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through March 31, 2010 and December 31, 2009, losses incurred under the Stop Loss Contract were $47.2 million and $49.1 million, respectively. The decrease is a result of favorable development on claims subject to the Stop Loss Contract during the first quarter of 2010. As a result of this favorable development, the Company paid CCC $1.9 million under the Stop Loss Contract. At March 31, 2010, the amount received under the Stop Loss Contract included $2.8 million held by the Company for losses covered under this contract that were incurred but not paid.
     The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the surety business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. In 2009, this agreement was amended so that the Company’s authority to conduct administrative, management, underwriting and claim functions for bonds written for the large national contractor discussed below shall continue until CCC’s bonds for such contractor have expired and claims have been settled or closed. This agreement was renewed on January 1,

2010 and expires on December 31, 2010 and is annually renewable thereafter. As of March 31, 2010 there were no amounts due to the CNA Surety insurance subsidiaries under this agreement.
     From January 1, 2005 to June 30, 2009, the Company and CCC were parties to an excess of loss contract, and extensions to that contract, that provided unlimited reinsurance coverage in excess of $60 million retention for the life of bonds either in force or written during the contract periods exclusively for the one large national contractor excluded from the Company’s third party reinsurance. Premiums for these contracts totaled $8.6 million and included an initial premium of $7.0 million and premiums of $1.6 million based on the level of premiums written on bonds for the large national contractor.
     In 2009, the Company and CCC terminated the excess of loss contract discussed in the preceding paragraph. Related to the termination of this contract, the Company and CCC also commuted the Quota Share Treaty as regards the premium and losses for the large national contractor. The impact of this commutation was a decrease of gross loss reserves of $51.8 million. Under the terms of the agreements effecting this commutation, the Company paid CCC $1.8 million. This settlement reflected the difference between the Company’s $60.0 million retention under the excess of loss contract and the $58.2 million paid by the Company for losses of the large national contractor through 2009.
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
     As of March 31, 2010 and December 31, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $9.2 million and $9.8 million, respectively, comprised of premiums receivable.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $26.9 million at both March 31, 2010 and December 31, 2009. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.
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
     Assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are summarized below (amounts in thousands):

	March 31, 2010
	Fair Value Measurement Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$19,062	$—	$—	$19,062
U.S. Agencies	—	6,843	—	6,843
Collateralized mortgage obligations — residential	—	31,547	—	31,547
Mortgage pass-through securities — residential	—	89,605	—	89,605
Obligations of states and political subdivisions	—	729,436	—	729,436
Corporate bonds	—	395,473	—	395,473
Collateralized mortgage obligations — commercial	—	10,185	—	10,185
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	4,436	—	4,436
Consumer credit receivables	—	11,249	—	11,249
Other	—	10,461	—	10,461

Total fixed income securities	19,062	1,289,235	—	1,308,297
Equity securities at fair value	1,852	—	—	1,852
Short-term investments at fair value (a)	34,900	5,070	—	39,970

Total assets	$55,814	$1,294,305	$—	$1,350,119

(a)	Includes commercial paper, U.S. Government agency discount notes and money market funds.

	December 31, 2009
	Fair Value Measurement Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,348	$—	$—	$18,348
U.S. Agencies	—	10,131	—	10,131
Collateralized mortgage obligations — residential	—	32,092	—	32,092
Mortgage pass-through securities — residential	—	96,557	—	96,557
Obligations of states and political subdivisions	—	728,568	—	728,568
Corporate bonds	—	344,109	—	344,109
Collateralized mortgage obligations — commercial	—	9,673	—	9,673
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	4,761	—	4,761
Consumer credit receivables	—	11,583	—	11,583
Other	—	10,401	—	10,401

Total fixed income securities	18,348	1,247,875	—	1,266,223
Equity securities at fair value	1,610	—	—	1,610
Short-term investments at fair value (a)	15,412	33,587	—	48,999

Total assets	$35,370	$1,281,462	$—	$1,316,832

(a)	Includes commercial paper, U.S. Government agency discount notes and money market funds.
     The Company had no transfers between levels in the fair value hierarchy requiring additional disclosure.
5. Reserves for Losses and Loss Adjustment Expenses
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Reserves at beginning of period:
Gross	$406,123	$428,724
Ceded reinsurance	50,968	83,691

Net reserves at beginning of period	355,155	345,033

Net incurred loss and loss adjustment expenses:
Provision for insured events of current year	28,581	29,637
(Decrease) increase in provision for insured events of prior years	—	(49)

Total net incurred	28,581	29,588

Net payments attributable to:
Current year events	690	781
Prior year events	8,092	11,775

Total net payments	8,782	12,556

Foreign currency transaction adjustments	74	—

Net reserves at end of period	375,028	362,065

Ceded reinsurance at end of period	51,430	91,659

Gross reserves at end of period	$426,458	$453,724

6. Debt
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of March 31, 2010, none of these preferred securities have been redeemed.

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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $56.3 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of March 31, 2010 and 2009, the interest rate on the junior subordinated debenture was 3.625% and 4.613%, respectively.
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
     The postretirement benefit plan that provides medical benefits has been determined to be actuarially equivalent to Medicare Part D on an estimated basis under the rules provided in final regulations issued in 2005. As such, the federal subsidy to plan sponsors under the Medicare Modernization Act (“MMA”) has been recognized in the accounting for that plan. Also, as further described in Note 9., Income Taxes, to these Condensed Consolidated Financial Statements, enactment of the Patient Protection and Affordable Care Act (the “Act”) and the Healthcare and Education Affordability Reconciliation Act (the “Reconciliation Measure”), which modifies certain provisions of the Act, repeal the current rule permitting deduction, for tax purposes, of the entire cost of providing prescription drug benefits even though a portion is offset by the federal subsidy. As of March 31, 2010, the impact of these provisions has been recognized in the accounting for this postretirement benefit plan.
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net periodic benefit cost:
Service cost	$61	$53
Interest cost	158	134
Amortization of prior service cost	(28)	(40)
Net amortization of actuarial loss	1	—

Net periodic benefit cost	$192	$147

     The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2010. As of March 31, 2010, less than $0.1 million of contributions have been made to the postretirement benefit plans.
8. Commitments and Contingencies
     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

9. Income Taxes
     As previously discussed, the enactment of the Act and the related Reconciliation Measure repealed the rule permitting deduction, for tax purposes, of the entire cost of providing prescription drug benefits even though a portion is offset by a federal subsidy. The Company’s postretirement benefit plan that provides medical benefits includes such prescription drug coverage. Under the Act and the Reconciliation Measure, the subsidy remains tax-free through 2012. As of March 31, 2010, the impact of these provisions has been recognized in the accounting for this postretirement benefit plan. As a result, the Company recognized additional income tax expense of $0.5 million for the quarter ended March 31, 2010.
     The Company is subject to taxation in the United States and various state jurisdictions. In 2009, the Internal Revenue Service notified the Company that the examination of the Company’s tax return for the year 2006 was completed and no changes were made to the Company’s reported income taxes. However, the Company’s tax year 2006, as well as tax years 2007 through 2009, remain open as to the applicable statute of limitations and are subject to examination by the Internal Revenue Service.
     The Company has not recognized any liabilities for uncertain income taxes as of March 31, 2010 or December 31, 2009, respectively. Also, the Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
10. Stockholders Equity
     The compensation expense recorded for the Company’s stock-based compensation plans was $0.4 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation arrangements was $0.2 million for both the three months ended March 31, 2010 and 2009. The amount of cash received from the exercise of stock options was $0.3 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively.
Equity Compensation Plans
     The Company reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, nonqualified stock options, restricted stock, bonus shares or stock appreciation rights to be granted under the CNA Surety 2006 Long-Term Equity Compensation Plan (the “2006 Plan”), approved by shareholders on April 25, 2006. The aggregate number of shares initially available for which options may be granted under the 2006 Plan was 3,000,000. Option exercises under the 2006 Plan are settled in newly issued common shares.
     The 2006 Plan is administered by the compensation committee of the Board of Directors (the “Committee”), consisting of two or more directors of the Company. Subject to the provisions set forth in the 2006 Plan, all of the members of the Committee shall be independent members of the Board of Directors. The Committee determines the option exercise prices. Exercise prices may not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and may not be less than the par value of the Company’s common stock for nonqualified stock options.
     The 2006 Plan provides for the granting of incentive stock options as defined under Section 409A of the Internal Revenue Code of 1986, as amended. All nonqualified stock options and incentive stock options granted under the 2006 Plan expire ten years after the date of grant and vest ratably over the four-year period following the date of grant.
     On February 5, 2010, 281,260 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $7.25 for these options. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.32%; dividend yield of 0.0%; expected option life of 5.3 years and volatility of 55.5%, which was based on historical volatility. The Company estimated the expected option life of the 2010 grant based on its analysis of past exercise patterns for similar options. As of March 31, 2010, the number of shares available for granting of options under the 2006 Plan was 1,980,165.
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
     A summary of option activity for the three months ended March 31, 2010 and 2009 is presented below:

		Weighted
		Average
	Shares	Exercise
	Subject	Price Per
	To Option	Share
Outstanding options at January 1, 2009	1,221,118	$14.93
Options granted	217,960	$18.85
Options forfeited	(570)	$16.35
Options expired	(1,090)	$13.09
Options exercised	(68,305)	$11.50

Outstanding options at March 31, 2009	1,369,113	$15.72

Outstanding options at January 1, 2010	1,318,288	$15.78
Options granted	281,260	$14.32
Options forfeited	(6,685)	$18.01
Options expired	(1,445)	$19.76
Options exercised	(23,775)	$12.23

Outstanding options at March 31, 2010	1,567,643	$15.56

     A summary of the status of the Company’s non-vested options as of March 31, 2010 and 2009 and changes during the three months then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value
Non-vested options at January 1, 2009	545,095	$7.29
Options granted	217,960	$8.95
Options vested	(136,849)	$7.82
Options forfeited	(570)	$6.32

Non-vested options at March 31, 2009	625,636	$7.76

Non-vested options at January 1, 2010	539,396	$8.10
Options granted	281,260	$7.25
Options vested	(185,202)	$8.14
Options forfeited	(6,685)	$7.97

Non-vested options at March 31, 2010	628,769	$7.71

     A summary of the options vested or expected to vest and options exercisable as of March 31, 2010 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
March 31, 2010	1,490,357	$15.50	$4,430,612	6.9 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
March 31, 2010	938,874	$14.88	$3,427,235	5.7 years
     The total intrinsic value of options exercised was $0.1 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. The tax benefits recognized by the Company for these exercises were less than $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.
     As of March 31, 2010, there was $2.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2010 — $1.3 million; 2011 — $0.9 million; 2012 — $0.4 million and 2013 — $0.1 million.

CNA SURETY CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following is a discussion and analysis of CNA Surety Corporation and its subsidiaries’ (collectively, “CNA Surety” or the “Company”) operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Critical Accounting Policies
     The Company’s accounting policies related to reserves and disclosures for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables are particularly critical to an assessment of the Company’s financial results. Given the nature of the surety business, the determination of these balances is inherently a highly subjective exercise which requires management to analyze, weigh and balance numerous macroeconomic, customer specific and claim specific factors and trends, most of which, in and of themselves, are inherently uncertain and difficult to predict. In addition, management believes the other most critical accounting policies and related disclosures for purposes of understanding the Company’s results of operations and financial condition pertain to investments, goodwill and other intangible assets, recognition of premium revenue and the related unearned premium liability and deferred policy acquisition costs.
Reserves for Unpaid Losses and Loss Adjustment Expenses and Reinsurance
     CNA Surety accrues liabilities for unpaid losses and loss adjustment expenses (“LAE”) under its surety and property and casualty insurance contracts based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date.
     Reported claims are in various stages of the settlement process. Due to the nature of surety, which is the relationship among three parties whereby the surety guarantees the performance of the principal to a third party (the obligee), the investigation of claims and the establishment of case estimates on claim files can be a complex process that can occur over a period of time depending on the type of bond(s) and the facts and circumstances involving the particular bond(s), the claim(s) and the principal. Case reserves are typically established after a claim is filed and an investigation and analysis has been conducted as to the validity of the claim, the principal’s response to the claim and the principal’s financial viability. To the extent it is determined that there are no bona fide defenses to the claim and the principal is unwilling or financially unable to resolve the claim, a case reserve is established on the claim file for the amount the Company estimates it will have to pay to honor its obligations under the provisions of the bond(s).
     While the Company intends to establish initial case reserve estimates that are sufficient to cover the ultimate anticipated loss on a claim file, some estimates need to be adjusted during the life cycle of the claim file as matters continue to develop. Factors that can necessitate case reserve increases or decreases are the complexity of the bond(s) and/or underlying contract(s), if additional and/or unexpected claims are filed, if the financial condition of the principal or obligee changes or as claims develop and more information is discovered that was unknown and/or unexpected at the time the initial case reserve estimate was established. Ultimately, claims are resolved through payment and/or a determination that, based on the information available, a case reserve is no longer required.
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
     The following table shows the estimated liability as of March 31, 2010 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves
Contract	$58,973	$246,042	$305,015
Commercial	56,677	53,175	109,852
Fidelity and other	3,550	8,041	11,591

Total	$119,200	$307,258	$426,458

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
     Fixed income securities in an unrealized loss position that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired (“OTTI”). These securities are written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Income. Fixed income securities in an unrealized loss position for which management believes a credit loss exists are also considered to be other-than-temporarily impaired. For those securities, the Company bifurcates the impairment into a credit component and a non-

credit component. The credit component, which represents the difference between discounted cash flows and the fixed income security’s amortized cost, is recognized in earnings and the non-credit component is recognized in other comprehensive income. Cash flows from purchases, sales and maturities of fixed income and equity securities are reported gross in the investing activities section of the Condensed Consolidated Statements of Cash Flows.
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
Goodwill and Other Intangible Assets
     CNA Surety’s Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 include goodwill and intangible assets of approximately $138.8 million. This amount primarily represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp. (“Capsure”).
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
Comparison of CNA Surety Actual Results for the Three Months Ended March 31, 2010 and 2009
Analysis of Net Income
     Net income for the three months ended March 31, 2010 was $20.8 million, or $0.47 per diluted share, compared to $20.9 million, or $0.47 per diluted share, for the same period in 2009. The current quarter results include an income tax charge of $0.5 million related to tax code changes contained within the recently enacted health care reform legislation.
     The components of net income are discussed in the following sections.

Results of Insurance Operations
     Underwriting components for the Company for the three months ended March 31, 2010 and 2009 are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Gross written premiums	$112,527	$111,125

Net written premiums	$106,660	$104,019

Net earned premiums	$98,252	$101,151

Net losses and loss adjustment expenses	$28,581	$29,588

Net commissions, brokerage and other underwriting expenses	$52,788	$54,278

Loss ratio	29.1%	29.3%
Expense ratio	53.7	53.7

Combined ratio	82.8%	83.0%

Premiums Written/Earned
     CNA Surety primarily markets contract and commercial surety bonds. Contract surety bonds generally secure a contractor’s performance and/or payment obligation with respect to a construction project. Contract surety bonds are generally required by federal, state and local governments for public works projects. The most common types include bid, performance and payment bonds. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation. The commercial surety market includes numerous types of bonds categorized as court judicial, court fiduciary, public official, license and permit and many miscellaneous bonds that include guarantees of financial performance. The Company also writes fidelity bonds that cover losses arising from employee dishonesty and other insurance products that are generally companion products to certain surety bonds. For example, the Company writes surety bonds for notaries and also offers related errors and omissions insurance coverage.
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
     CNA Surety also assumes premium on contract and commercial surety bonds for international risks. Such premiums are assumed pursuant to the terms of reinsurance treaties or as a result of specific international bond requirements of domestic customers. For the three month periods ended March 31, 2010 and 2009, premiums assumed under such arrangements were $1.3 million and $0.5 million, respectively.
     Gross written premium, which is the aggregate of direct written premiums and assumed written premiums, for the three months ended March 31, 2010 and 2009 is shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended March 31,
	2010	2009
Contract	$68,457	$67,355
Commercial	35,221	34,978
Fidelity and other	8,849	8,792

Total	$112,527	$111,125

     For the three months ended March 31, 2010, gross written premiums increased 1.3% to $112.5 million compared to $111.1 million for the three months ended March 31, 2009. Contract surety gross written premiums increased 1.6% to $68.5 million due to an increase in non-construction performance bonds as well as premiums assumed under international reinsurance contracts. Commercial surety gross written premiums increased 0.7% to $35.2 million, reflecting more stable general economic conditions, which also impacted fidelity and other premiums related to the Company’s small commercial surety business.
     The Company’s insurance subsidiaries purchase reinsurance from other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. The cost of this reinsurance is recorded as ceded written premium. Ceded written premium decreased from $7.1 million for the three months ended March 31, 2009 to $5.9 million for the three months ended March 31, 2010 due to the lower cost of the Company’s 2010 third party excess of loss reinsurance treaty.
     Net written premium, which is gross written premiums less ceded written premiums, for the three months ended March 31, 2010 and 2009 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended March 31,
	2010	2009
Contract	$63,313	$61,025
Commercial	34,498	34,202
Fidelity and other	8,849	8,792

Total	$106,660	$104,019

     Net written premiums increased 2.5% to $106.6 million for the three months ended March 31, 2010 compared to the same period of 2009 due to the increase in gross written premium and the reduction in ceded written premium discussed above.
     Net written premiums are recognized as revenue over the policy term as net earned premiums. Net earned premiums for the three months ended March 31, 2010 and 2009 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended March 31,
	2010	2009
Contract	$58,526	$61,292
Commercial	32,276	32,217
Fidelity and other	7,450	7,642

	$98,252	$101,151

     For the three months ended March 31, 2010, net earned premiums decreased by $2.9 million to $98.3 million as compared to the same period of 2009 reflecting the impact of adverse economic conditions on gross written premiums in prior periods, partially offset by the decrease in ceded written premiums discussed above. Ceded earned premiums decreased $1.2 million to $5.9 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Net earned premiums for contract surety business decreased 4.5% to $58.5 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Net earned premiums for commercial surety increased slightly while earned premium for fidelity and other premiums decreased 2.5% to $7.5 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
Net Loss Ratio
     The loss ratios for the three months ended March 31, 2010 and 2009 were 29.1% and 29.3%, respectively. The slight decrease reflects the lower ceded written premium discussed previously. These loss ratios typically include re-estimates of prior accident year reserves, known as reserve development. There were no revisions of prior year reserves for the three months ended March 31, 2010. Nominal revisions of prior year reserves in the three months ended March 31, 2009 had no effect on the loss ratio.
Expense Ratio
     The expense ratio was 53.7% for both the three months ended March 31, 2010 and 2009. Expected upward pressure on the expense ratio resulting from the impact on earned premiums of lower written premiums in prior periods was offset by the impact of lower ceded written premium and the Company’s continued expense management.
Investment Income and Realized Investment Gains/Losses
     Net investment income was $13.4 million for the three months ended March 31, 2010 compared to $12.2 million for the three months ended March 31, 2009. This increase is due to an increase in invested assets. The annualized pre-tax yield was 4.2% and 4.3% for the three months ended March 31, 2010 and 2009, respectively. The annualized after-tax yield was 3.4% and 3.6% for the three months ended March 31, 2010 and 2009, respectively.

     Net realized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$425	$—
Gross realized investment losses:
Other-than-temporary impairment losses	(94)	—
Realized losses from sales	(19)	—

Total gross realized investment losses	(113)	—

Net realized investment gains on fixed income securities	312	—

Equity securities:
Gross realized investment gains	11	—
Gross realized investment losses:
Other-than-temporary impairment losses	—	(46)
Realized losses from sales	—	(20)

Total gross realized investment losses	—	(66)

Net realized investment gains (losses) on equity securities	11	(66)

Other	—	—

Net realized investment gains (losses)	323	(66)

Net change in unrealized gains (losses)
Fixed income securities	$2,569	$(12,727)
Equity securities	21	—

Total net change in unrealized gains (losses)	$2,590	$(12,727)

Net realized gains (losses) and change in unrealized gains (losses)	$2,913	$(12,793)

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
Interest Expense
     The benchmark interest rate for the Company’s variable interest rate debt is the London Interbank Offered Rate (“LIBOR”). Due to lower three-month LIBOR rates, interest expense decreased $0.1 million, or 32.8%, for the three months ended March 31, 2010 compared to the same period in 2009. The weighted average interest rate for the three months ended March 31, 2010 was 3.6% as compared with 5.1% for the same period in 2009. Weighted average debt outstanding was $30.9 million for each of these periods.
Income Taxes
     The Company’s income tax expense for the three months ended March 31, 2010 was $9.5 million compared to $8.2 million for the three months ended March 31, 2009. The effective income tax rates for these periods were 31.3% and 28.2%, respectively. The Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $6.3 million and $6.6 million for the three months ended March 31, 2010 and 2009, respectively.
     As previously discussed, the Company also recorded additional income tax expense of $0.5 million for the three months ended March 31, 2010 as the result of the recently enacted health care reform legislation. The Patient Protection and Affordable Care Act (the “Act”) and the Healthcare and Education Affordability Reconciliation Act (the “Reconciliation Measure”) repealed the rule permitting deduction, for tax purposes, of the entire cost of providing prescription drug benefits even though a portion is offset by a federal subsidy. The Company’s postretirement benefit plan that provides medical benefits includes such prescription drug coverage.

Under the Act and the Reconciliation Measure, the subsidy remains tax-free through 2012. As of March 31, 2010, the impact of these provisions has been recognized in the accounting for this postretirement benefit plan.
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
2009 Third Party Reinsurance
     Effective January 1, 2009, CNA Surety entered into an excess of loss treaty (“2009 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the excess of loss treaty effective in 2008. Under the 2009 Excess of Loss Treaty, the Company’s net retention per principal was $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $13.8 million based on losses ceded under the contract. The actual ceded premiums for the 2009 Excess of Loss Treaty were $26.6 million.
2010 Third Party Reinsurance
     Effective January 1, 2010, CNA Surety entered into an excess of loss treaty (“2010 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2009 Excess of Loss Treaty. Under the 2010 Excess of Loss Treaty, the Company’s net retention per principal remains at $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2010 on bonds that were in force during 2010. The contract also includes a provision for additional premiums of up to $12.3 million based on losses ceded under the contract. The base annual premium for the 2010 Excess of Loss Treaty is $24.6 million.
Related Party Reinsurance
     Reinsurance agreements together with the Services and Indemnity Agreement described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. Many of these agreements originally were entered into on September 30, 1997 (the “Merger Date”) and include: (i) the Surety Quota Share Treaty (the “Quota Share Treaty”); (ii) the Aggregate Stop Loss Reinsurance Contract (the “Stop Loss Contract”) and (iii) the Surety Excess of Loss Reinsurance Contract. Although the contracts entered on the Merger Date have expired, some have been renewed on different terms as described below.

     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2010 and expires on December 31, 2010 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2009 this resulted in an override commission on their actual direct acquisition costs of 4.8% to CCC and CIC.
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through March 31, 2010.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the Company’s insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the Company’s insurance subsidiaries paid CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through March 31, 2010 and December 31, 2009, losses incurred under the Stop Loss Contract were $47.2 million and $49.1 million, respectively. The decrease is a result of favorable development on claims subject to the Stop Loss Contract during the first quarter of 2010. As a result of this favorable development, the Company paid CCC $1.9 million under the Stop Loss Contract. At March 31, 2010, the amount received under the Stop Loss Contract included $2.8 million held by the Company for losses covered under this contract that were incurred but not paid.
     The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the surety business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. In 2009, this agreement was amended so that the Company’s authority to conduct administrative, management, underwriting and claim functions for bonds written for the large national contractor discussed below shall continue until CCC’s bonds for such contractor have expired and claims have been settled or closed. This agreement was renewed on January 1, 2010 and expires on December 31, 2010 and is annually renewable thereafter. As of March 31, 2010 there were no amounts due to the CNA Surety insurance subsidiaries under this agreement.
     From January 1, 2005 to June 30, 2009, the Company and CCC were parties to an excess of loss contract, and extensions to that contract, that provided unlimited reinsurance coverage in excess of $60 million retention for the life of bonds either in force or written during the contract periods exclusively for the one large national contractor excluded from the Company’s third party reinsurance. Premiums for these contracts totaled $8.6 million and included an initial premium of $7.0 million and premiums of $1.6 million based on the level of premiums written on bonds for the large national contractor.
     In 2009, the Company and CCC terminated the excess of loss contract discussed in the preceding paragraph. Related to the termination of this contract, the Company and CCC also commuted the Quota Share Treaty as regards the premium and losses for the large national contractor. The impact of this commutation was a decrease of gross loss reserves of $51.8 million. Under the terms of the agreements effecting this commutation, the Company paid CCC $1.8 million. This settlement reflected the difference between the Company’s $60.0 million retention under the excess of loss contract and the $58.2 million paid by the Company for losses of the large national contractor through 2009.
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
     As of March 31, 2010 and December 31, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $9.2 million and $9.8 million, respectively, comprised of premiums receivable.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $26.9 million at both March 31, 2010 and December 31, 2009. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.
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
     At March 31, 2010, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,308.3 million of fixed income securities and $32.8 million of short-term investments and cash. At December 31, 2009, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,266.2 million of fixed income securities and $39.8 million of short-term investments and cash.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At March 31, 2010, the parent company’s invested assets consisted of $1.9 million of equity securities and $6.0 million of short-term investments and cash. At December 31, 2009, the parent company’s invested assets consisted of $1.6 million of equity securities and $14.0 million of short-term investments and cash. At March 31, 2010 and December 31, 2009, parent company short-term investments and cash included $5.4 million and $11.1 million, respectively, of cash and short-term investments primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $26.3 million for the three months ended March 31, 2010 compared to net cash flow provided by operating activities of $33.7 million for the comparable period in 2009. The decrease in net cash flow provided by operating activities primarily relates to higher income tax payments, partially offset by lower net loss and loss adjustment expense payments resulting from indemnification recoveries.
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at LIBOR plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of March 31, 2010, none of these preferred securities have been redeemed.
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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $56.3 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of March 31, 2010 and 2009, the interest rate on the junior subordinated debenture was 3.625% and 4.613%, respectively.
     The Company does not have any material off-balance sheet arrangements as defined by Item 303 of Regulation S-K under the Exchange Acts of 1933 and 1934.
     A summary of the Company’s commitments as of March 31, 2010 is presented in the following table (in millions):

Contractual Obligations as of March 31, 2010	2010	2011	2012	2013	2014	Thereafter	Total
Debt (a)	$0.9	$1.1	$1.1	$1.1	$1.1	$52.7	$58.0
Operating leases	1.5	1.9	0.9	—	—	—	4.3
Loss and loss adjustment expense reserves	83.5	107.8	79.6	52.9	38.5	64.2	426.5
Other long-term liabilities (b)	0.3	1.3	1.0	0.5	0.4	10.2	13.7

Total	$86.2	$112.1	$82.6	$54.5	$40.0	$127.1	$502.5

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.
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
     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2010 is based on statutory surplus and income at and for the year ended December 31, 2009. Without prior regulatory approval in 2010, Western Surety may pay dividends of $122.9 million to CNA Surety. CNA Surety received no dividends from its insurance subsidiaries or its non-insurance subsidiary during the first three months of 2010 or 2009.
     Combined statutory surplus totaled $699.8 million at March 31, 2010, resulting in a net written premium to statutory surplus ratio of to 0.6 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2010 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $15 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of March 31, 2010, this regulation would limit Western Surety’s largest gross risk to $155.5 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the income tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received tax sharing payments of $14.0 million and $1.8 million from its subsidiaries for the three months ended March 31, 2010 and 2009, respectively.
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
Financial Condition
Investment Portfolio
     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and OTTI of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at March 31, 2010, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
March 31, 2010	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses(a)
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,085	$977	$—	$—	$19,062	$—
U.S. Agencies	6,528	315	—	—	6,843	—
Collateralized mortgage obligations — residential	29,832	1,715	—	—	31,547	—
Mortgage pass-through securities — residential	87,012	2,638	(45)	—	89,605	—
Obligations of states and political subdivisions	699,069	33,738	(866)	(2,505)	729,436	—
Corporate bonds	382,765	13,572	(714)	(150)	395,473	—
Collateralized mortgage obligations — commercial	10,022	163	—	—	10,185	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	4,989	—	—	(553)	4,436	(1,207)
Consumer credit receivables	10,767	482	—	—	11,249	—
Other	9,706	755	—	—	10,461	—

Total fixed income securities	1,258,775	54,355	(1,625)	(3,208)	1,308,297	$(1,207)

Equity securities	1,650	202	—	—	1,852

Total	$1,260,425	$54,557	$(1,625)	$(3,208)	$1,310,149

(a)	The unrealized loss position of this security was $0.4 million at March 31, 2010.

     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and OTTI of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2009, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
December 31, 2009	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses(a)
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,378	$970	$—	$—	$18,348	$—
U.S. Agencies	9,794	337	—	—	10,131	—
Collateralized mortgage obligations — residential	30,709	1,383	—	—	32,092	—
Mortgage pass-through securities — residential	94,453	2,336	(232)	—	96,557	—
Obligations of states and political subdivisions	696,505	35,847	(882)	(2,902)	728,568	—
Corporate bonds	334,136	11,478	(1,248)	(257)	344,109	—
Collateralized mortgage obligations — commercial	10,024	—	—	(351)	9,673	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	5,501	—	—	(740)	4,761	(1,399)
Consumer credit receivables	11,055	528	—	—	11,583	—
Other	9,715	686	—	—	10,401	—

Total fixed income securities	1,219,270	53,565	(2,362)	(4,250)	1,266,223	$(1,399)

Equity securities	1,429	181	—	—	1,610

Total	$1,220,699	$53,746	$(2,362)	$(4,250)	$1,267,833

(a)	The unrealized loss position of this security was $0.5 million at December 31, 2009.
     The following table provides the composition of fixed income securities with an unrealized loss at March 31, 2010 in relation to the total of all fixed income securities in an unrealized loss position by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss
Due after one year through five years	20%	6%
Due after five years through ten years	33	19
Due after ten years	39	63
Asset-backed securities	8	12

Total	100%	100%

     The following table summarizes for fixed income securities in an unrealized loss position at March 31, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	March 31, 2010		December 31, 2009
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade (a):
0-6 months	$143,354	$1,625	$162,087	$2,362
7-12 months	—	—	—	—
13-24 months	—	—	11,176	469
Greater than 24 months	34,695	1,656	32,932	2,065

Total investment grade	178,049	3,281	206,195	4,896
Non-investment grade:
Greater than 24 months	17,205	1,552	17,346	1,716

Total	$195,254	$4,833	$223,541	$6,612

(a)	Investment grade is determined by using the Standard & Poor’s (“S&P”) rating. If a security is not rated by S&P, the Moody’s Investor Services (“Moody’s”) rating is used. As of March 31, 2010 and December 31, 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.

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

     At March 31, 2010, the Company holds 271 fixed income securities in an unrealized gain position with a total estimated fair value of $1,113.0 million and an aggregate gross unrealized gain of $54.4 million.
     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated
March 31, 2010	AAA	AA	A	BBB	Total	Count	Fair Value
Fixed income securities:
Investment grade(a):
U.S. Treasury securities and obligations of U. S. Government and agencies:
Mortgage pass-through securities — residential	$45	$—	$—	$—	$45	1	$10,529
Obligations of states and political subdivisions	457	997	791	—	2,245	16	82,271
Corporate bonds	10	181	394	279	864	19	82,955
Other asset-backed securities:
Second mortgages/home equity loans — residential	127	—	—	—	127	1	2,294

Total investment grade	639	1,178	1,185	279	3,281	37	178,049
Non-investment grade:
Obligations of states and political subdivisions	—	—	—	—	1,126	2	15,063
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	—	—	426	1	2,142

Total non-investment grade	—	—	—	—	1,552	3	17,205

Total	$639	$1,178	$1,185	$279	$4,833	40	$195,254

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At March 31, 2010, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     The Company holds three non-investment grade securities in an unrealized loss position at March 31, 2010. Two of these are obligations of states and political subdivisions issued by governmental utility authorities. At March 31, 2010, one of these securities had an unrealized loss of $0.2 million, or 4.7% of its amortized cost, and the other had an unrealized loss of $0.9 million, or 8.1% of its amortized cost. The unrealized loss position of each of these securities improved slightly at March 31, 2010 compared to December 31, 2009. Based on the underlying fundamentals of these securities, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. As such, the Company has not recorded an OTTI loss on these securities at March 31, 2010.
     The other security rated below investment grade and in an unrealized loss position is an asset-backed security collateralized by sub-prime home loans originated prior to 2005. During 2010, the Company received repayments on this security of $0.2 million, or approximately 6% of the par value outstanding at December 31, 2009. However, this security was determined to have an additional credit loss of $0.1 million during the three months ended March 31, 2010 which was recorded in earnings. The non-credit component of this security’s OTTI recognized in accumulated other comprehensive income at March 31, 2010 was $0.4 million. The Company believes the unrealized loss on this security is primarily attributable to broader economic conditions and liquidity concerns and is not indicative of the quality of the underlying collateral. The unrealized loss on this security at December 31, 2009 was $0.5 million. The Company also recognized a credit-related loss of $0.1 million on this security in the second quarter of 2009. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of the adjusted amortized cost.
     Of the 37 investment grade securities in an unrealized loss position, only one was in a unrealized loss position that exceeded 10% of the security’s amortized cost. This security, issued by a governmental utility authority, which had an unrealized loss of 10.6% of amortized cost, was also the largest unrealized loss in dollars ($0.6 million). Only one other security was in an unrealized loss position that exceeded 5% of that security’s amortized cost. This security, an asset-backed security collateralized by sub-prime home loans originated prior to 2005, had an unrealized loss of 5.3% of amortized cost, or $0.1 million. Gross unrealized losses on the Company’s investment grade fixed income portfolio have improved from $4.9 million at December 31, 2009 to $3.3 million at March 31, 2010. The Company believes that the unrealized losses are primarily due to credit spread widening, and to a lesser extent, market illiquidity and certain asset classes being out of favor with investors.

     As of December 31, 2009, $405.5 million of the Company’s investments were guaranteed by one of three major mono-line bond insurers. This includes $403.3 million of bonds of states and political obligations, or about 55% of the Company’s investments in this category of security. Investments in obligations of states and political subdivisions represent approximately 56% of the Company’s invested assets. The ratings on these securities reflect the higher of the underlying rating of the issuer or the insurer’s rating. Of the $403.3 million of bonds that were insured, $95.8 million of these securities reflect credit rating enhancement due to the guarantee. The underlying ratings of the enhanced securities are $65.3 million AA, $29.9 million A and $0.6 million BBB. The underlying ratings of all municipal holdings remain very strong and carry an average rating of AA. The Company views bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased. Based on the strong underlying credit quality of its insured bonds, the Company believes that any impact of potential ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.
     The Company has no current intent to sell any of the securities in an unrealized loss position, nor is it more likely than not that it will be required to sell these securities prior to recovery of amortized cost. Except as described above for the one sub-prime home loan asset-backed security, the Company believes that all of the securities in an unrealized loss position will recover in value and that none of these unrealized losses were indicative of credit losses. Based on the current facts and circumstances of the Company’s particular security holdings, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position are required to be recorded.
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
     The tables below summarize the estimated effects of certain hypothetical changes in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. At March 31, 2010 and December 31, 2009, the selected hypothetical changes in market interest rates reflect the Company’s expectations of the reasonably possible scenarios over a one-year period and the hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

			Estimated Fair	Hypothetical
		Hypothetical	Value After	Percentage
	Fair Value at	Change in	Hypothetical	Decrease in
	March 31,	Interest Rate	Change in	Stockholders’
	2010	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$147,057	200 bp increase	$136,332	(0.7)%
		150 bp increase	139,343	(0.5)
		100 bp increase	142,282	(0.3)
		50 bp increase	145,056	(0.1)

States, municipalities and political subdivisions	729,436	200 bp increase	652,292	(5.3)
		150 bp increase	672,523	(3.9)
		100 bp increase	693,550	(2.5)
		50 bp increase	715,376	(1.0)

Corporate bonds	395,473	200 bp increase	362,963	(2.2)
		150 bp increase	371,515	(1.6)
		100 bp increase	380,360	(1.0)
		50 bp increase	389,509	(0.4)

Mortgage-backed and asset-backed	36,331	200 bp increase	34,774	(0.1)

		150 bp increase	35,201	(0.1)
		100 bp increase	35,638	—
		50 bp increase	36,084	—

Total fixed income securities available-for-sale	$1,308,297	200 bp increase	1,186,361	(8.3)
		150 bp increase	1,218,582	(6.1)
		100 bp increase	1,251,830	(3.8)
		50 bp increase	1,286,025	(1.5)

			Estimated Fair	Hypothetical
		Hypothetical	Value After	Percentage
	Fair Value at	Change in	Hypothetical	Decrease in
	December 31,	Interest Rate	Change in	Stockholders’
	2009	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$157,128	200 bp increase	$144,937	(0.9)%
		150 bp increase	148,310	(0.6)
		100 bp increase	151,570	(0.4)
		50 bp increase	154,580	(0.2)

States, municipalities and political subdivisions	728,568	200 bp increase	641,122	(6.2)
		150 bp increase	661,735	(4.7)
		100 bp increase	683,176	(3.2)
		50 bp increase	705,453	(1.6)

Corporate bonds	344,109	200 bp increase	310,703	(2.4)
		150 bp increase	318,610	(1.8)
		100 bp increase	326,806	(1.2)
		50 bp increase	335,301	(0.6)

Mortgage-backed and asset-backed	36,418	200 bp increase	34,525	(0.1)

		150 bp increase	34,982	(0.1)
		100 bp increase	35,450	(0.1)
		50 bp increase	35,928	—

Total fixed income securities available-for-sale	$1,266,223	200 bp increase	1,131,287	(9.6)
		150 bp increase	1,163,637	(7.2)
		100 bp increase	1,197,002	(4.9)
		50 bp increase	1,231,262	(2.4)
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.
     The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective.
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
ITEM 1a. RISK FACTORS — Information on the Company’s risk factors is set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. — None.
ITEM 5. OTHER INFORMATION — Reports on Form 8-K:
     February 5, 2010; CNA Surety Corporation Earnings Press Release issued on February 5, 2010.
     February 8, 2010; Compensatory Arrangements of Certain Officers.
ITEM 6. EXHIBITS

	Exhibit Number
Form of Administrative Services Agreement by and between CNA Surety Corporation and Continental Casualty Company.	10	(49)

Certification pursuant to Rule 13a—14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.	31	(1)

Certification pursuant to Rule 13a—14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.	31	(2)

Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.	32	(1)*

Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.	32	(2)*

*	Exhibits 32(1) and 32(2) are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
CNA SURETY CORPORATION (Registrant)

/s/ John F. Welch
John F. Welch
President and Chief Executive Officer

/s/ John F. Corcoran
John F. Corcoran
Senior Vice President and Chief Financial Officer

Date: April 30, 2010

EXHIBIT INDEX

10(49)	Form of Administrative Services Agreement by and between CNA Surety Corporation and Continental Casualty Company.

31(1)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31(2)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.