Form 10-Q
period 2010-06-30
CNA SURETY CORP
filed 2010-07-30
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
44,317,755 shares of Common Stock, $.01 par value as of July 22, 2010.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
	(Amounts in thousands, except per
	share data)
Assets
Invested assets:
Fixed income securities, at fair value (amortized cost: $1,252,987 and $1,219,270)	$1,324,980	$1,266,223
Equity securities, at fair value (cost: $1,687 and $1,429)	1,830	1,610
Short-term investments, at amortized cost (approximates fair value)	77,514	48,999

Total invested assets	1,404,324	1,316,832
Cash	4,875	5,822
Deferred policy acquisition costs	103,748	99,836
Insurance receivables:
Premiums, including $10,256 and $9,753 from affiliates, (net of allowance for doubtful accounts: $1,407 and $1,110)	47,224	33,392
Reinsurance	51,044	48,645
Deposit with affiliated ceding company	23,404	26,878
Goodwill and other intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Property and equipment, at cost (less accumulated depreciation and amortization: $38,525 and $37,514)	17,915	19,681
Prepaid reinsurance premiums	202	210
Accrued investment income	16,239	15,832
Other assets	2,258	3,122

Total assets	$1,810,018	$1,709,035

Liabilities
Reserves:
Unpaid losses and loss adjustment expenses	$439,344	$406,123
Unearned premiums	259,706	247,776

Total reserves	699,050	653,899
Long-term debt	30,930	30,930
Deferred income taxes, net	37,111	28,065
Reinsurance and other payables to affiliates	104	548
Accrued expenses	14,525	18,586
Liability for postretirement benefits	11,092	10,718
Payable for securities purchased	––	1,356
Income tax payable	3,481	13,389
Other liabilities	23,555	28,460

Total liabilities	819,848	785,951
Commitments and contingencies (See Notes 3, 5, & 8)

Stockholders’ Equity
Common stock, par value $.01 per share, 100,000 shares authorized; 45,674 shares issued and 44,313 shares outstanding at June 30, 2010 and 45,635 shares issued and 44,268 shares outstanding at December 31, 2009	457	456
Additional paid-in capital	280,761	279,388
Retained earnings	676,935	627,505
Accumulated other comprehensive income	46,623	30,406
Treasury stock, 1,361 and 1,367 shares, at cost	(14,606)	(14,671)

Total stockholders’ equity	990,170	923,084

Total liabilities and stockholders’ equity	$1,810,018	$1,709,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amount in thousands, except per share data)
Revenues:
Net earned premium	$105,214	$105,695	$203,466	$206,846
Net investment income	12,787	12,577	26,164	24,823
Net realized investment gains (losses):
Other-than-temporary impairment losses	––	(1,824)	––	(1,870)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	(28)	1,708	(122)	1,708

Net impairment losses recognized in earnings	(28)	(116)	(122)	(162)
Net realized investment gains, excluding impairment losses on available-for-sale securities	766	69	1,183	49

Total net realized investment gains (losses)	738	(47)	1,061	(113)

Total revenues	118,739	118,225	230,691	231,556

Expenses:
Net losses and loss adjustment expenses	21,596	30,975	50,177	60,563
Net commissions, brokerage and other underwriting expenses	55,805	55,917	108,593	110,195
Interest expense	291	359	572	777

Total expenses	77,692	87,251	159,342	171,535

Income before income taxes	41,047	30,974	71,349	60,021
Income tax expense	12,422	8,807	21,919	16,990

Net income	$28,625	$22,167	$49,430	$43,031

Earnings per common share	$0.65	$0.50	$1.12	$0.97

Earnings per common share, assuming dilution	$0.64	$0.50	$1.11	$0.97

Weighted average shares outstanding	44,307	44,251	44,294	44,229

Weighted average shares outstanding, assuming dilution	44,477	44,412	44,447	44,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	At Cost	Equity
	(Amounts in thousands)
Balance, January 1, 2009	44,168	$455	$276,255		$509,644	$(4,286)	$(14,773)	$767,295

Comprehensive income:
Net income	—	$—	$—	$43,031	$43,031	$—	$—	$43,031
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $9,368 (net of reclassification adjustment of ($1,380), after income tax benefit of $743)	—	—	—	17,396	—	17,396	—	17,396
Other-than-temporary losses not recognized in the Condensed Consolidated Statements of Income, after income tax benefit of $598	—	—	—	(1,110)	—	(1,110)	—	(1,110)
Net change related to postretirement benefits, after income tax benefit of $25	—	—	—	(56)	—	(56)	—	(56)

Total comprehensive income	—	—	—	$59,261	—	—	—	—

Stock-based compensation	—	—	1,022		—	—	—	1,022
Stock options exercised and other	86	1	1,056		—	—	42	1,099

Balance, June 30, 2009	44,254	$456	$278,333		$552,675	$11,944	$(14,731)	$828,677

Balance, January 1, 2010	44,268	$456	$279,388		$627,505	$30,406	$(14,671)	$923,084

Comprehensive income:
Net income	—	$—	$—	$49,430	$49,430	$—	$—	$49,430
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $8,664 (net of reclassification adjustment of $828, after income tax expense of $446)	—	—	—	16,090	—	16,090	—	16,090
Change in other-than-temporary impairment losses not recognized in the Condensed Consolidated Statements of Income, after income tax expense of $87 (net of reclassification adjustment of ($79), after income tax benefit of $43)	—	—	—	161	—	161	—	161
Net change related to postretirement benefits, after income tax benefit of $19	—	—	—	(34)	—	(34)	—	(34)

Total comprehensive income	—	—	—	$65,647	—	—	—	—

Stock-based compensation	—	—	885		—	—	—	885
Stock options exercised and other	45	1	488		—	—	65	554

Balance, June 30, 2010	44,313	$457	$280,761		$676,935	$46,623	$(14,606)	$990,170

     The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$49,430	$43,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	381	112
Depreciation and amortization	3,013	3,050
Amortization of bond premium, net	3,611	2,138
Gain on disposal of property and equipment	(78)	(15)
Net realized investment (gains) losses	(1,061)	113
Stock-based compensation	885	1,022
Deferred income tax expense	247	––
Changes in:
Insurance receivables	(16,612)	34,484
Reserve for unearned premiums	11,930	7,196
Reserve for unpaid losses and loss adjustment expenses	33,221	(8,912)
Deposit with affiliated ceding company	3,474	2,268
Deferred policy acquisition costs	(3,912)	(3,097)
Reinsurance and other payables to affiliates	(444)	(1,402)
Prepaid reinsurance premiums	8	92
Accrued expenses	(4,061)	(6,738)
Other assets and liabilities	(13,969)	(8,177)

Net cash provided by operating activities	66,063	65,165

Cash Flows from Investing Activities:
Fixed income securities:
Purchases	(90,421)	(128,846)
Maturities	28,824	56,806
Sales	25,295	2,581
Purchases of equity securities	(311)	(677)
Proceeds from the sale of equity securities	65	525
Changes in short-term investments	(28,491)	12,415
Purchases of property and equipment, net	(1,170)	(2,763)
Changes in receivables/payables for securities sold/purchased	(1,355)	(8,398)

Net cash (used in) investing activities	(67,564)	(68,357)

Cash Flows from Financing Activities:
Employee stock option exercises and other	554	1,099

Net cash provided by financing activities	554	1,099

Decrease in cash	(947)	(2,093)
Cash at beginning of period	5,822	9,596

Cash at end of period	$4,875	$7,503

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$565	$789
Income taxes	$31,518	$18,824
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

     The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$28,625	$22,167	$49,430	$43,031

Shares:
Weighted average shares outstanding	44,298	44,240	44,268	44,168
Weighted average shares of options exercised and additional stock issuance	9	11	26	61

Total weighted average shares outstanding	44,307	44,251	44,294	44,229
Effect of dilutive options	170	161	153	165

Total weighted average shares outstanding, assuming dilution	44,477	44,412	44,447	44,394

Earnings per share	$0.65	$0.50	$1.12	$0.97

Earnings per share, assuming dilution	$0.64	$0.50	$1.11	$0.97

     No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.5 million and 0.8 million were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2010 and June 30, 2009, respectively, because the exercise price of these options was greater than the average market price of CNA Surety’s common stock. Options to purchase shares of common stock of 0.7 million and 0.8 million were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2010 and June 30, 2009, respectively, because the exercise price of these options was greater than the average market price of CNA Surety’s common stock.
Adopted Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets.” This guidance removed the concept of a qualifying special-purpose entity and eliminated it from exceptions under the guidance for consolidation of variable interest entities. It also modified the de-recognition conditions related to legal isolation and effective control and added additional disclosure requirements for transfers of financial assets. This guidance was effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance did not have an impact on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This guidance amended existing consolidation guidance applicable for variable interest entities as well as requirements for determination of the primary beneficiary of a variable interest entity, required an ongoing assessment of whether an entity is the primary beneficiary and required enhanced disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. This guidance was effective for annual reporting periods beginning after November 15, 2009. The Company evaluated its trust preferred security arrangement discussed further in Note 6., Debt, to these Condensed Consolidated Financial Statements and determined the issuer trust should remain unconsolidated under this guidance. As such, the adoption of this guidance did not have an impact on the Company’s financial condition or results of operations.
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
2. Investments
     Major categories of net investment income were as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Investment income:
Fixed income securities	$13,067	$12,724	$26,733	$25,027
Equity securities	10	10	18	19
Short-term investments	21	36	36	84
Other	11	15	24	34

Total investment income on available-for-sale securities	13,109	12,785	26,811	25,164
Investment income on deposit with affiliated ceding company	25	115	51	272
Investment expenses	(347)	(323)	(698)	(613)

Net investment income	$12,787	$12,577	$26,164	$24,823

     Net realized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$768	$43	$1,193	$43
Gross realized investment losses:
Other-than-temporary impairment losses	(28)	(116)	(122)	(116)
Realized losses from sales	(2)	—	(21)	—

Total gross realized investment losses	(30)	(116)	(143)	(116)

Net realized investment gains (losses) on fixed income securities	738	(73)	1,050	(73)

Equity securities:
Gross realized investment gains	1	27	12	27
Gross realized investment losses:
Other-than-temporary impairment losses	—	—	—	(46)
Realized losses from sales	—	—	—	(20)

Total gross realized investment losses	—	—	—	(66)

Net realized investment gains (losses) on equity securities	1	27	12	(39)

Other	(1)	(1)	(1)	(1)

Net realized investment gains (losses)	$738	$(47)	$1,061	$(113)

Net change in unrealized gains (losses):
Fixed income securities	$22,471	$12,248	$25,040	$24,975
Equity securities	(59)	81	(38)	81

Total net change in unrealized gains (losses)	$22,412	$12,329	$25,002	$25,056

Net realized gains (losses) and change in unrealized gains (losses)	$23,150	$12,282	$26,063	$24,943

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

     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at June 30, 2010, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
June 30, 2010	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses(a)
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,286	$1,101	$—	$—	$18,387	$—
U.S. Agencies	6,525	332	—	—	6,857	—
Collateralized mortgage obligations — residential	27,039	1,926	—	—	28,965	—
Mortgage pass-through securities — residential	81,617	4,096	—	—	85,713	—
Obligations of states and political subdivisions	719,868	43,021	(408)	(2,285)	760,196	—
Corporate bonds	366,333	23,276	(148)	(147)	389,314	—
Collateralized mortgage obligations — commercial	10,021	421	—	—	10,442	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	4,606	—	—	(301)	4,305	(1,113)
Consumer credit receivables	9,996	371	—	—	10,367	—
Other	9,696	738	—	—	10,434	—

Total fixed income securities	1,252,987	75,282	(556)	(2,733)	1,324,980	$(1,113)

Equity securities	1,687	143	—	—	1,830

Total	$1,254,674	$75,425	$(556)	$(2,733)	$1,326,810

(a)	The unrealized loss position of this security was $0.3 million at June 30, 2010.
     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2009, by investment category, were as follows (dollars in thousands):

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
     In determining whether an equity security is other-than-temporarily impaired, the Company considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near-term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (d) general market conditions and industry or sector specific factors. Currently, the Company’s equity portfolio is comprised solely of mutual funds related to the Company’s deferred compensation plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees. Due to the nature of the plan, the Company does not assert the ability to hold these securities until an anticipated recovery in value. As such, if any of these securities are in an unrealized loss position, they are considered to be other-than-temporarily impaired.
     For equity securities for which an other-than-temporary impairment loss has been identified, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Income.
     Fixed income securities in an unrealized loss position that the Company intends to sell, or it more likely than not will be required to sell before an anticipated recovery of amortized cost, are considered to be other-than-temporarily impaired. These securities are written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Income.
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
     Based on the Company’s evaluation of this quantitative criteria and qualitative information during the three months ended June 30, 2010, the Company recorded credit-related OTTI losses of $28,000 in earnings on a security collateralized by sub-prime home loans. The Company initially recorded credit-related OTTI losses on this security in the three months ended June 30, 2009 as well as additional credit-related losses of $0.1 million in the three months ended March 31, 2010. This security is rated below investment grade by Standard & Poor’s (“S&P”).

     The following table presents a roll-forward of the Company’s cumulative credit losses recognized in net realized gains (losses) on the Condensed Consolidated Statements of Income on fixed income securities held as of June 30, 2010 (in thousands of dollars):

	Three Months	Six Months
	Ended June 30	Ended June 30
Beginning balance	$210	$116
Credit losses for which an OTTI loss was not previously recognized	––	––
Credit losses for which an OTTI loss was previously recognized	28	122

Ending balance	$238	$238

     The following table presents a roll-forward of the Company’s cumulative credit losses recognized in net realized gains (losses) on the Condensed Consolidated Statements of Income on fixed income securities held as of June 30, 2009 (in thousands of dollars):

Three Months
Ended June 30
Beginning balance	$––
Credit losses for which an OTTI loss was not previously recognized	116
Credit losses for which an OTTI loss was previously recognized	––

Ending balance	$116

     For the three and six months ended June 30, 2010, the Company has recorded no OTTI losses on equity securities. For the three months ended June 30, 2009, the Company did not record OTTI losses on equity securities; however, the Company recorded OTTI losses of less than $0.1 million on the equity securities that are related to the Company’s nonqualified deferred compensation plan for the six months ended June 30, 2009.
     The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at June 30, 2010 and December 31, 2009 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Fixed income securities:
Due within one year	$36,616	$37,571	$13,006	$13,224
Due after one year but within five years	355,530	376,347	304,654	321,144
Due after five years but within ten years	417,573	451,951	447,485	468,254
Due after ten years	300,293	308,885	292,668	298,534

	1,110,012	1,174,754	1,057,813	1,101,156
Mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities	142,975	150,226	161,457	165,067

	$1,252,987	$1,324,980	$1,219,270	$1,266,223

     The following table provides the composition of fixed income securities with an unrealized loss at June 30, 2010 in relation to the total of all fixed income securities in an unrealized loss position by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss
Due after one year through five years	13%	9%
Due after ten years	81	82
Asset-backed securities	6	9

Total	100%	100%

     The following table summarizes for fixed income securities in an unrealized loss position at June 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	June 30, 2010		December 31, 2009
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade (a):
0-6 months	$6,912	$148	$162,087	$2,362
7-12 months	23,809	408	—	—
13-24 months	—	—	11,176	469
Greater than 24 months	25,847	1,172	32,932	2,065

Total investment grade	56,568	1,728	206,195	4,896
Non-investment grade:
Greater than 24 months	17,019	1,561	17,346	1,716

Total	$73,587	$3,289	$223,541	$6,612

(a)	Investment grade is determined by using the S&P rating. If a security is not rated by S&P, the Moody’s Investor Services (“Moody’s”) rating is used. As of June 30, 2010 and December 31, 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     At June 30, 2010, the Company holds 294 fixed income securities in an unrealized gain position with a total estimated fair value of $1,251.4 million and an aggregate gross unrealized gain of $75.3 million.
     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses
							Estimated
June 30, 2010	AAA	AA	A	BBB	Total	Count	Fair Value
Fixed income securities:
Investment grade(a):
Obligations of states and political subdivisions	$166	$555	$706	$––	$1,427	7	$44,597
Corporate bonds	––	––	148	147	295	2	9,780
Other asset-backed securities:
Second mortgages/home equity loans — residential	6	––	––	––	6	1	2,191

Total investment grade	172	555	854	147	1,728	10	56,568
Non-investment grade:
Obligations of states and political subdivisions	––	––	––	––	1,266	2	14,906
Other asset-backed securities:
Second mortgages/home equity loans — residential	––	––	––	––	295	1	2,113

Total non-investment grade	––	––	––	––	1,561	3	17,019

Total	$172	$555	$854	$147	$3,289	13	$73,587

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At June 30, 2010, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     The unrealized losses on the Company’s investments in obligations of states and political subdivisions are due to changes in credit spreads. Of the seven investment grade obligations of states and political subdivisions that were in an unrealized loss position at June 30, 2010, only one was in an unrealized loss position exceeding 5% of the security’s amortized cost. This security, issued by a governmental utility authority, had an unrealized loss of $0.7 million, which was 12.7% of the security’s amortized cost. The unrealized loss on this security deteriorated slightly from $0.6 million, or 11.3% of the securitiy’s amortized cost, compared to December 31, 2009. Improving market conditions resulted in an improvement of $1.3 million in the unrealized losses on the Company’s other investment grade obligations of states and political subdivisions at June 30, 2010 compared to December 31, 2009. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at June 30, 2010.

     The Company’s investments in two other obligations of states and political subdivisions, issued by governmental utility authorities, are below investment grade. At June 30, 2010, one of these securities had an unrealized loss of $0.3 million, or 5.4% of its amortized cost, and the other had an unrealized loss of $1.0 million, or 9.0% of its amortized cost. The unrealized loss position of each of these securities deteriorated slightly, less than $0.1 million in total, at June 30, 2010 compared to December 31, 2009. Based on the underlying fundamentals of these securities, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. As such, the Company has not recorded an OTTI loss on these securities at June 30, 2010.
     The two corporate bond investments in an unrealized loss position at June 30, 2010 had unrealized losses which represented 2.1% and 4.9% of each security’s amortized cost, respectively. The overall unrealized loss position on the Company’s corporate bond holdings improved $1.2 million at June 30, 2010 compared to December 31, 2009. The unrealized losses on the Company’s corporate bond investments are primarily attributable to increases in interest rates beginning in the fourth quarter of 2009. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at June 30, 2010.
     At June 30, 2010 the Company’s exposure to sub-prime home loans is limited to two asset-backed securities collateralized by sub-prime home loans originated prior to 2005. Both of these securities are in an unrealized loss position. One of these securities, which is rated investment grade, has an amortized cost of $2.2 million and is in an unrealized loss position of less than 0.3% of its amortized cost at June 30, 2010. The Company believes the unrealized loss on this security is primarily attributable to broader economic conditions and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost.
     The other security with sub-prime exposure is rated below investment grade. During the six months ended June 30, 2010, the Company received repayments on this security of $0.3 million, or approximately 12% of the par value outstanding at December 31, 2009. As discussed previously, this security was determined to have additional credit losses totaling $122,000 during the six months ended June 30, 2010. The non-credit component of this security’s OTTI recognized in accumulated other comprehensive income at June 30, 2010 was $0.3 million. The Company also recognized a credit-related loss of $0.1 million on this security in the three months ended June 30, 2009. The Company believes the non-credit component of the unrealized loss on this security is primarily attributable to broader economic conditions and liquidity concerns and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of the adjusted amortized cost.
     Based on the current facts and circumstances discussed above for the Company’s securities in an unrealized loss position, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position are required to be recorded at June 30, 2010.
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

3. Reinsurance
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
	Written	Earned	Written	Earned
Direct	$91,316	$87,982	$92,019	$87,293
Assumed	23,631	23,430	24,815	25,252
Ceded	(6,203)	(6,198)	(6,719)	(6,850)

	$108,744	$105,214	$110,115	$105,695

	Six Months Ended June 30,
	2010		2009
	Written	Earned	Written	Earned
Direct	$183,279	$169,861	$181,147	$170,634
Assumed	44,195	45,683	46,812	50,128
Ceded	(12,070)	(12,078)	(13,825)	(13,916)

	$215,404	$203,466	$214,134	$206,846

     Assumed premiums primarily include surety business written or renewed, net of reinsurance, by CCC and CIC after September 30, 1997 that is reinsured by Western Surety pursuant to reinsurance and related agreements discussed below. Because of certain regulatory restrictions that limit Western Surety’s ability to write certain business on a direct basis, the Company utilizes the underwriting capacity available through these agreements while retaining control of the underwriting and claim management of this assumed business.
     Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). Through its insurance subsidiaries, CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement that covers certain contract surety business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal in excess of $2 million subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were less than $0.1 million for the three and six month periods ended June 30, 2010 and 2009.
     CNA Surety also assumes premium on contract and commercial surety bonds for international risks. Such premiums are assumed pursuant to the terms of reinsurance treaties or as a result of specific international bond requirements of domestic customers. For the three month periods ended June 30, 2010 and 2009, assumed premiums written under such arrangements were $1.3 million and $0.5 million, respectively. For the six month periods ended June 30, 2010 and 2009, assumed premiums written under such arrangements were $2.6 million and $1.0 million, respectively.
     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
	$	Ratio	$	Ratio

Gross losses and loss adjustment expenses	$23,307	20.9%	$32,745	29.1%
Ceded amounts	(1,711)	27.6%	(1,770)	25.8%

Net losses and loss adjustment expenses	$21,596	20.5%	$30,975	29.3%

	Six Months Ended June 30,
	2010		2009
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$51,122	23.7%	$64,053	29.0%
Ceded amounts	(945)	7.8%	(3,490)	25.1%

Net losses and loss adjustment expenses	$50,177	24.7%	$60,563	29.3%

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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through June 30, 2010.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the Company’s insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the Company’s insurance subsidiaries paid CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through June 30, 2010 and December 31, 2009, losses incurred under the Stop Loss Contract were $47.2 million and $49.1 million, respectively. The decrease is due to favorable development on claims subject to the Stop Loss Contract during the three months ended March 31, 2010. At June 30, 2010, the amount received under the Stop Loss Contract included $2.8 million held by the Company for losses covered under this contract that were incurred but not paid.
     The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the surety business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. In 2009, this agreement was amended so that the Company’s authority to conduct administrative, management, underwriting and claim functions for bonds written for the large national contractor discussed below shall continue until CCC’s bonds for such contractor have expired and claims have been settled or closed. This agreement was renewed on January 1, 2010 and expires on December 31, 2010 and is annually renewable thereafter. As of June 30, 2010 there were no amounts due to the CNA Surety insurance subsidiaries under this agreement.
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
     On January 1, 2010, the Company and CCC entered into separate agreements that provide for the transfer of the Canadian surety business of CCC to Western Surety. These agreements, which include a quota share treaty (the “Canadian Quota Share Treaty”) and a services and indemnity agreement (the “Canadian Services and Indemnity Agreement”), are substantially similar to the Quota Share Treaty and the Services and Indemnity Agreement discussed above. The Canadian Services and Indemnity Agreement provides Western Surety with the authority to supervise various administrative, underwriting and claim functions associated with the surety business written by CCC, through its Canadian branch, on behalf of the Company. Through the Canadian Quota Share Treaty, this Canadian surety business is transferred to Western Surety. Pursuant to these agreements, CCC will transfer the subject premium and related liabilities of such business and pay to Western Surety an amount equal to CCC’s net written premiums on all such business, minus a ceding commission of 33.5% of net written premiums. Further, Western Surety will pay an additional ceding commission to CCC in the amount of actual direct expense in producing such premium. These agreements expire on December 31, 2010 and are annually renewable thereafter. As of June 30, 2010, Western Surety had a payable of $0.1 million to CCC under the Canadian Services and Indemnity Agreement.
     As of June 30, 2010 and December 31, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $10.3 million and $9.8 million, respectively, comprised of premiums receivable.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $23.4 million and $26.9 million at June 30, 2010 and December 31, 2009, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.

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

     Assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are summarized below (amounts in thousands):

	June 30, 2010
	Fair Value Measurement Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,387	$––	$––	$18,387
U.S. Agencies	––	6,857	––	6,857
Collateralized mortgage obligations — residential	––	28,965	––	28,965
Mortgage pass-through securities — residential	––	85,713	––	85,713
Obligations of states and political subdivisions	––	760,196	––	760,196
Corporate bonds	––	389,314	––	389,314
Collateralized mortgage obligations — commercial	––	10,442	––	10,442
Other asset-backed securities:
Second mortgages/home equity loans — residential	––	4,305	––	4,305
Consumer credit receivables	––	10,367	––	10,367
Other	––	10,434	––	10,434

Total fixed income securities	18,387	1,306,593	––	1,324,980
Equity securities at fair value	1,830	––	––	1,830
Short-term investments at fair value (a)	29,544	47,970	––	77,514

Total assets	$49,761	$1,354,563	$––	$1,404,324

(a)	Includes commercial paper, U.S. Government agency discount notes and money market funds.

	December 31, 2009
	Fair Value Measurement Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,348	$––	$––	$18,348
U.S. Agencies	––	10,131	––	10,131
Collateralized mortgage obligations — residential	––	32,092	––	32,092
Mortgage pass-through securities — residential	––	96,557	––	96,557
Obligations of states and political subdivisions	––	728,568	––	728,568
Corporate bonds	––	344,109	––	344,109
Collateralized mortgage obligations — commercial	––	9,673	––	9,673
Other asset-backed securities:
Second mortgages/home equity loans — residential.	––	4,761	––	4,761
Consumer credit receivables	––	11,583	––	11,583
Other	––	10,401	––	10,401

Total fixed income securities	18,348	1,247,875	––	1,266,223
Equity securities at fair value	1,610	––	––	1,610
Short-term investments at fair value (a)	15,412	33,587	––	48,999

Total assets	$35,370	$1,281,462	$––	$1,316,832

(a)	Includes commercial paper, U.S. Government agency discount notes and money market funds.
     The Company had no transfers between levels in the fair value hierarchy requiring additional disclosure.

5. Reserves for Losses and Loss Adjustment Expenses
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Reserves at beginning of period:
Gross	$426,458	$453,724	$406,123	$428,724
Ceded reinsurance	51,430	91,659	50,968	83,691

Net reserves at beginning of period	375,028	362,065	355,155	345,033

Net incurred loss and loss adjustment expenses:
Provision for insured events of current year	30,596	30,979	59,177	60,616
(Decrease) in provision for insured events of prior years	(9,000)	(4)	(9,000)	(53)

Total net incurred	21,596	30,975	50,177	60,563

Net payments attributable to:
Current year events	3,403	2,825	4,093	3,606
Prior year events	6,823	11,199	14,915	22,974

Total net payments	10,226	14,024	19,008	26,580

Foreign currency transaction adjustments	(94)	––	(20)	––

Net reserves at end of period	386,304	379,016	386,304	379,016
Ceded reinsurance at end of period	53,040	40,796	53,040	40,796

Gross reserves at end of period	$439,344	$419,812	$439,344	$419,812

     The Company recorded net loss reserve development for prior accident years which resulted in a decrease of the estimated liability of $9.0 million for the three and six-month periods ended June 30, 2010 compared to nominal decreases for the three and six-month periods ended June 30, 2009.
     The favorable development in 2010 resulted primarily from a level of loss activity that continues to be substantially below expectations for accident year 2006. This level of loss activity was particularly influenced by a lower than expected emergence of large claims. The Company’s initial estimates of losses for accident year 2010 and the estimates for accident years 2008 and 2009 continue to reflect the impact of less favorable economic conditions.
6. Debt
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of June 30, 2010, none of these preferred securities have been redeemed.
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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $57.4 million, consisting of annual dividend payments of approximately $1.2 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of June 30, 2010 and 2009, the interest rate on the junior subordinated debenture was 3.811% and 4.258%, respectively.

7. Employee Benefits
     Western Surety sponsors two postretirement benefit plans covering certain employees. One plan provides medical benefits and the other plan provides sick leave termination payments. The medical benefit plan provides coverage for employees, and their eligible dependents, hired by Western Surety before November 1, 1992 and who retire at age 55 or later with at least 15 years of service. Only employees hired by Western Surety prior to 1988 are eligible for the sick leave plan. Further, benefits for the sick leave plan are based on unused accrued sick leave as of December 31, 2003, the date the accruals were frozen. The postretirement medical benefit plan is contributory and the sick leave plan is non-contributory. Western Surety uses a December 31 measurement date for both of its postretirement benefit plans. There were no plan assets for either of the postretirement benefit plans at June 30, 2010 or December 31, 2009.
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
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$61	$53	$122	$106
Interest cost	158	135	316	269
Amortization of prior service cost	(27)	(41)	(55)	(81)
Net amortization of actuarial loss	––	––	1	––

Net periodic benefit cost	$192	$147	$384	$294

     The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2010. As of June 30, 2010 less than $0.1 million of contributions have been made to the postretirement benefit plans.
8. Commitments and Contingencies
     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.
9. Income Taxes
     As previously discussed, the enactment of the Act and the related Reconciliation Measure repealed the rule permitting deduction, for tax purposes, of the entire cost of providing prescription drug benefits even though a portion is offset by a federal subsidy. The Company’s postretirement benefit plan that provides medical benefits includes such prescription drug coverage. Under the Act and the Reconciliation Measure, the subsidy remains tax-free through 2012. As of March 31, 2010, the impact of these provisions was recognized in the accounting for this postretirement benefit plan. No additional income tax expense was recognized for the three months ended June 30, 2010. However, as a result of the provisions of the Act and the Reconciliation Measure, the Company recognized additional income tax expense of $0.5 million for the six months ended June 30, 2010.
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
     The Company has not recognized any liabilities for uncertain income taxes as of June 30, 2010 or December 31, 2009, respectively. Also, the Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

10. Stockholders Equity
     The compensation expense recorded for the Company’s stock-based compensation plan was $0.5 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation arrangements was $0.1 million for both the three months ended June 30, 2010 and 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation was $0.3 million for both the six months ended June 30, 2010 and 2009, respectively. The amount of cash received from the exercise of stock options was $0.2 million for both the three months ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, the amount of cash received was $0.5 million and $1.1 million, respectively.
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
     On February 5, 2010, 281,260 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $7.25 for these options. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.32%; dividend yield of 0.0%; expected option life of 5.3 years and volatility of 55.5%, which was based on historical volatility. The Company estimated the expected option life of the 2010 grant based on its analysis of past exercise patterns for similar options. As of June 30, 2010, the number of shares available for granting of options under the 2006 Plan was 1,982,345.
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

     A summary of option activity for the six months ended June 30, 2010 and 2009 is presented below:

		Weighted
		Average
	Shares	Exercise
	Subject	Price Per
	To Option	Share
Outstanding options at January 1, 2009	1,221,118	$14.93
Options granted	217,960	$18.85
Options forfeited	(4,030)	$17.74
Options expired	(1,690)	$15.79
Options exercised	(81,680)	$11.54

Outstanding options at June 30, 2009	1,351,678	$15.76

Outstanding options at January 1, 2010	1,318,288	$15.78
Options granted	281,260	$14.32
Options forfeited	(7,755)	$17.98
Options expired	(2,555)	$19.98
Options exercised	(38,920)	$12.50

Outstanding options at June 30, 2010	1,550,318	$15.58

     A summary of the status of the Company’s non-vested options as of June 30, 2010 and 2009 and changes during the six months then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value
Non-vested options at January 1, 2009	545,095	$7.29
Options granted	217,960	$8.95
Options vested	(136,849)	$7.82
Options forfeited	(4,030)	$7.57

Non-vested options at June 30, 2009	622,176	$7.76

Non-vested options at January 1, 2010	539,396	$8.10
Options granted	281,260	$7.25
Options vested	(185,202)	$8.14
Options forfeited	(7,755)	$7.96

Non-vested options at June 30, 2010	627,699	$7.71

     A summary of the options vested or expected to vest and options exercisable as of June 30, 2010 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
June 30, 2010	1,474,102	$15.53	$2,694,992	6.6 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
June 30, 2010	922,619	$14.90	$2,264,314	5.4 years
     The total intrinsic value of options exercised was $0.1 million for both the three months ended June 30, 2010 and 2009 and $0.2 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively. The tax benefits recognized by the Company for these exercises were less than $0.1 million for both the three and six months ended June 30, 2010. The tax benefits recognized by the Company for these exercises were $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively.
     As of June 30, 2010, there was $2.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2010 — $0.9 million; 2011 — $0.9 million; 2012 — $0.4 million; and 2013 — $0.1 million.

CNA SURETY CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following is a discussion and analysis of CNA Surety Corporation and its subsidiaries’ (collectively, “CNA Surety” or the “Company”) operating results, liquidity and capital resources and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

     The following table shows the estimated liability as of June 30, 2010 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves
Contract	$71,048	$248,146	$319,194
Commercial	53,400	55,224	108,624
Fidelity and other	4,047	7,479	11,526

Total	$128,495	$310,849	$439,344

     Periodic actuarial analyses of the Company’s loss reserves are performed. These analyses previously included a comprehensive review performed in the third quarter based on data as of June 30 and an update of the comprehensive review performed in January based on data as of December 31. In 2009, the Company changed the timing of the comprehensive review to occur in the fourth quarter using data as of September 30. In between these analyses, management monitors claim activity against benchmarks of expected claim activity prepared in connection with the comprehensive review and records adjustments as necessary.
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
     The amortized cost of fixed income securities is determined based on cost, adjustments for previously recorded OTTI losses and the cumulative effect of amortization of premiums and accretion of discounts using the interest method. Such amortization and accretion are included in investment income. For mortgage-backed and asset-backed securities, the Company considers estimates of future prepayments in the calculation of the effective yield used to apply the interest method. If a difference arises between the anticipated prepayments and the actual prepayments, the Company recalculates the effective yield based on actual prepayments and the currently anticipated future prepayments. The amortized costs of such securities are adjusted to the amount that would have resulted had the recalculated effective yields been applied since the acquisition of the securities with a corresponding charge or credit to investment income. Prepayment estimates are based on the structural elements of specific securities, interest rates and generally recognized prepayment speed indices.
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
Goodwill and Other Intangible Assets
     CNA Surety’s Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 include goodwill and intangible assets of approximately $138.8 million. This amount primarily represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp.
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

Comparison of CNA Surety Actual Results for the Three and Six Months Ended June 30, 2010 and 2009
Analysis of Net Income
     Net income for the three months ended June 30, 2010 was $28.6 million, or $0.64 per diluted share, compared to $22.2 million, or $0.50 per diluted share, for the same period in 2009. The results for the three months ended June 30, 2010 include favorable loss reserve development on prior accident years of $9.0 million.
     Net income for the six months ended June 30, 2010 was $49.4 million, or $1.11 per diluted share, compared to $43.0 million, or $0.97 per diluted share, in 2009. In addition to the favorable loss reserve development of $9.0 million, the results for the six months ended June 30, 2010 also include an income tax charge of $0.5 million related to tax code changes contained within the health care reform legislation enacted during the first quarter of 2010.
     The components of net income are discussed in the following sections.
Results of Insurance Operations
     Underwriting components for the Company for the three and six months ended June 30, 2010 and 2009 are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross written premiums	$114,947	$116,834	$227,474	$227,959

Net written premiums	$108,744	$110,115	$215,404	$214,134

Net earned premiums	$105,214	$105,695	$203,466	$206,846

Net losses and loss adjustment expenses	$21,596	$30,975	$50,177	$60,563

Net commissions, brokerage and other underwriting expenses	$55,805	$55,917	$108,593	$110,195

Loss ratio	20.5%	29.3%	24.7%	29.3%
Expense ratio	53.0	52.9	53.4	53.3

Combined ratio	73.5%	82.2%	78.1%	82.6%

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
     CNA Surety also assumes premium on contract and commercial surety bonds for international risks. Such premiums are assumed pursuant to the terms of reinsurance treaties or as a result of specific international bond requirements of domestic customers. For the three month periods ended June 30, 2010 and 2009, premiums assumed under such arrangements were $1.3 million and $0.5 million, respectively. For the six months ended June 30, 2010 and 2009, premiums assumed under such arrangements were $2.6 million and $0.5 million, respectively.

     Gross written premium, which is the aggregate of direct written premiums and assumed written premiums, for the three months and six months ended June 30, 2010 and 2009 is shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contract	$74,892	$76,129	$143,349	$143,484
Commercial	32,622	33,438	67,843	68,416
Fidelity and other	7,433	7,267	16,282	16,059

	$114,947	$116,834	$227,474	$227,959

     For the three months ended June 30, 2010, gross written premiums decreased 1.6 percent to $114.9 million compared to $116.8 million for the three months ended June 30, 2009. Contract surety gross written premiums decreased 1.6 percent to $74.9 million due to lower demand resulting from fewer new construction projects, partially offset by an increase in premiums assumed under international reinsurance contracts. Commercial surety gross written premiums decreased 2.4 percent to $32.6 million due to a modest decline in the small commercial market, partially offset by selective growth opportunities in the corporate commercial market.
     For the six months ended June 30, 2010, gross written premiums decreased 0.2 percent to $227.5 million compared to $228.0 million for the six-month period ended June 30, 2009. Contract surety gross written premiums remained relatively flat compared to the same period in 2009. Commercial surety gross written premiums decreased 0.8 percent to $67.8 million due to the market conditions discussed above.
     The Company’s insurance subsidiaries purchase reinsurance from other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. The cost of this reinsurance is recorded as ceded written premium. Ceded written premium decreased $0.5 million and $1.8 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 due to the lower cost of the Company’s 2010 third party excess of loss reinsurance treaty.
     Net written premium, which is gross written premiums less ceded written premiums, for the three and six months ended June 30, 2010 and 2009 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contract	$69,424	$70,127	$132,737	$131,152
Commercial	31,887	32,721	66,385	66,923
Fidelity and other	7,433	7,267	16,282	16,059

	$108,744	$110,115	$215,404	$214,134

     For the three months ended June 30, 2010, net written premiums decreased 1.2 percent to $108.7 million compared to $110.1 million for the three months ended June 30, 2009 reflecting the decrease in gross written premium, partially offset by lower ceded written premium.
     Net written premiums for the six months ended June 30, 2010 increased 0.6 percent to $215.4 million compared to $214.1 million for the six months ended June 30, 2009 reflecting lower ceded written premium partially offset by the decrease in gross written premium discussed above.
     Net written premiums are recognized as revenue over the policy term as net earned premiums. Net earned premiums for the three months and six months ended June 30, 2010 and 2009 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contract	$65,010	$65,207	$123,536	$126,499
Commercial	32,642	32,821	64,918	65,038
Fidelity and other	7,562	7,667	15,012	15,309

	$105,214	$105,695	$203,466	$206,846

     For the three months ended June 30, 2010, net earned premiums decreased by $0.5 million to $105.2 million as compared to the same period of 2009 reflecting the impact of adverse economic conditions on gross written premiums in prior periods, partially offset by the decrease in ceded written premiums discussed above. Ceded earned premiums decreased $0.6 million to $6.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Net earned premiums for contract surety business decreased 0.3 percent to $65.0 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Net earned premiums for commercial surety decreased 0.5 percent to $32.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Net earned premiums for fidelity and other premiums decreased 1.4 percent to $7.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
     For the six months ended June 30, 2010, net earned premiums decreased by $3.4 million to $203.5 million as compared to the same period of 2009 reflecting the impact of adverse economic conditions on gross written premiums in prior periods, partially offset by the decrease in ceded written premiums discussed above. Ceded earned premiums decreased $1.8 million to $12.1 million for the six months ended June 30, 2010 compared to the same period in 2009. Net earned premiums for contract surety business decreased 2.3 percent to $123.5 million for the six months ended June 30, 2010 compared to the same period in 2009. Net earned premiums for commercial surety business decreased slightly while net earned premiums for fidelity and other net earned premiums decreased 1.9 percent to $15.0 million for the six months ended June 30, 2010 compared to the same period in 2009.
Net Loss Ratio
     The net loss ratio was 20.5% for the three months ended June 30, 2010 compared with 29.3% for the same period in 2009. The net loss ratio was 24.7% for the six months ended June 30, 2010 compared with 29.3% for the same period in 2009. These loss ratios include re-estimates of prior accident year reserves, known as reserve development. The decrease in the ratios reflect favorable loss reserve development on prior accident years of $9.0 million, an impact of 8.6 and 4.4 percentage points on the net loss ratios for the three and six months ended June 30, 2010, respectively. Nominal revisions of prior year loss reserves had no impact on the loss ratios for the three and six months ended June 30, 2009.
Expense Ratio
     The expense ratio was 53.0% for the three months ended June 30, 2010 as compared with 52.9% for the same period in 2009. The expense ratio was 53.4% for the six months ended June 30, 2010 as compared with 53.3% for the same period in 2009. Expected upward pressure on the expense ratio resulting from the impact on earned premiums of lower written premiums in prior periods was offset by the impact of lower ceded written premium and the Company’s continued expense management.
Investment Income and Realized Investment Gains/Losses
     Net investment income for the quarter ended June 30, 2010 was $12.8 million compared to $12.6 million during the second quarter of 2009 due to an increase in invested assets, partially offset by lower yields. The annualized pre-tax yields were 3.9% and 4.3% for the three months ended June 30, 2010 and 2009, respectively. The annualized after-tax yield was 3.1% and 3.6% for the three months ended June 30, 2010 and 2009, respectively.
     Net investment income for the six months ended June 30, 2010 was $26.2 million compared to $24.8 million for the same period in 2009. The increase reflects the impact of higher overall invested assets, partially offset by lower yields. The annualized pre-tax yields were 4.0% and 4.3% for the six months ended June 30, 2010 and 2009, respectively. The annualized after-tax yield was 3.3% and 3.6% for the six months ended June 30, 2010 and 2009, respectively.

     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$768	$43	$1,193	$43
Gross realized investment losses:
Other-than-temporary impairment losses	(28)	(116)	(122)	(116)
Realized losses from sales	(2)	—	(21)	—

Total gross realized investment losses	(30)	(116)	(143)	(116)

Net realized investment gains (losses) on fixed income securities	738	(73)	1,050	(73)

Equity securities:
Gross realized investment gains	1	27	12	27
Gross realized investment losses:
Other-than-temporary impairment losses	—	—	—	(46)
Realized losses from sales	—	—	—	(20)

Total gross realized investment losses	—	—	—	(66)

Net realized investment gains (losses) on equity securities	1	27	12	(39)

Other	(1)	(1)	(1)	(1)

Net realized investment gains (losses)	$738	$(47)	$1,061	$(113)

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
Interest Expense
     The benchmark interest rate for the Company’s variable interest rate debt is the London Interbank Offered Rate (“LIBOR”). Due to lower three-month LIBOR rates, interest expense decreased by 18.9 percent and 26.4 percent for the three and six months ended June 30, 2010, respectively, as compared with the same periods in 2009. Weighted average debt outstanding was $30.9 million for each of these periods. The weighted average interest rate for the three months ended June 30, 2010 was 3.7% as compared with 4.4% for the same period in 2009. The weighted average interest rate for the six months ended June 30, 2010 was 3.7% as compared with 4.8% for the same period in 2009.
Income Taxes
     The Company’s income tax expense was $12.4 million and $21.9 million for the three and six months ended June 30, 2010, respectively. The Company’s income tax expense was $8.8 million and $17.0 million for the three and six months ended June 30, 2009, respectively. The effective income tax rates for the three and six months ended June 30, 2010 were 30.2% and 30.7%, respectively. The effective income tax rates for the three and six months ended June 30, 2009 were 28.4% and 28.3%, respectively. The Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $5.8 million and $12.1 million for the three and six months ended June 30, 2010, respectively. Tax-exempt investment income was $6.5 million and $13.1 million for the three and six months ended June 30, 2009, respectively.
     As previously discussed, the Company recorded an additional income tax expense of $0.5 million in the first three months of 2010 as the result of health care reform legislation. The Patient Protection and Affordable Care Act (the “Act”) and the Healthcare and Education Affordability Reconciliation Act (the “Reconciliation Measure”) repealed the rule permitting deduction, for tax purposes, of the entire cost of providing prescription drug benefits even though a portion is offset by a federal subsidy. The Company’s postretirement benefit plan that provides medical benefits includes such prescription drug coverage.

     Under the Act and the Reconciliation Measure, the subsidy remains tax-free through 2012. The impact of these provisions was recognized in the accounting for this postretirement benefit plan during the three months ended March 31, 2010. No additional income tax expense was recognized for the three months ended June 30, 2010.
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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through June 30, 2010.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the Company’s insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the Company’s insurance subsidiaries paid CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through June 30, 2010 and December 31, 2009, losses incurred under the Stop Loss Contract were $47.2 million and $49.1 million, respectively. The decrease is due to favorable development on claims subject to the Stop Loss Contract during the three months ended March 31, 2010. At June 30, 2010, the amount received under the Stop Loss Contract included $2.8 million held by the Company for losses covered under this contract that were incurred but not paid.
     The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the surety business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. In 2009, this agreement was amended so that the Company’s authority to conduct administrative, management, underwriting and claim functions for bonds written for the large national contractor discussed below shall continue until CCC’s bonds for such contractor have expired and claims have been settled or closed. This agreement was renewed on January 1, 2010 and expires on December 31, 2010 and is annually renewable thereafter. As of June 30, 2010 there were no amounts due to the CNA Surety insurance subsidiaries under this agreement.
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
     On January 1, 2010, the Company and CCC entered into separate agreements that provide for the transfer of the Canadian surety business of CCC to Western Surety. These agreements, which include a quota share treaty (the “Canadian Quota Share Treaty”) and a services and indemnity agreement (the “Canadian Services and Indemnity Agreement”), are substantially similar to the Quota Share Treaty and the Services and Indemnity Agreement discussed above. The Canadian Services and Indemnity Agreement provides Western Surety with the authority to supervise various administrative, underwriting and claim functions associated with the surety business written by CCC, through its Canadian branch, on behalf of the Company. Through the Canadian Quota Share Treaty, this Canadian surety business is transferred to Western Surety. Pursuant to these agreements, CCC will transfer the subject premium and related liabilities of such business and pay to Western Surety an amount equal to CCC’s net written premiums on all such business, minus a ceding commission of 33.5% of net written premiums. Further, Western Surety will pay an additional ceding commission to CCC in the amount of actual direct expense in producing such premium. These agreements expire on December 31, 2010 and are annually renewable thereafter. As of June 30, 2010, Western Surety had a payable of $0.1 million to CCC under the Canadian Services and Indemnity Agreement.
     As of June 30, 2010 and December 31, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $10.3 million and $9.8 million, respectively, comprised of premiums receivable.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $23.4 million and $26.9 million at June 30, 2010 and December 31, 2009, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.
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
     At June 30, 2010, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,325.0 million of fixed income securities and $73.9 million of short-term investments and cash. At December 31, 2009, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,266.2 million of fixed income securities and $39.8 million of short-term investments and cash.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At June 30, 2010, the parent company’s invested assets consisted of $1.8 million of equity securities and $7.9 million of short-term investments and cash. At December 31, 2009, the parent company’s invested assets consisted of $1.6 million of equity securities and $14.0 million of short-term investments and cash. At June 30, 2010 and December 31, 2009, parent company short-term investments and cash included $6.3 million and $11.1 million, respectively, of cash and short-term investments primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $66.1 million for the six months ended June 30, 2010 compared to net cash flow provided by operating activities of $65.2 million for the comparable period in 2009. This increase results from lower net loss and loss adjustment expense payments, higher investment income received and lower commissions, brokerage and other underwriting expenses paid, largely offset by lower collected premiums and higher federal income tax payments.
     The Company’s consolidated net cash flow provided by operating activities was $39.8 million for the three months ended June 30, 2010 compared to net cash flow provided by operating activities of $31.5 million for the comparable period in 2009. This increase is due to the factors described above for the six-month period ended June 30, 2010; however, the impact of higher federal income tax payments was significantly less for the three-month period.
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at LIBOR plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of June 30, 2010, none of these preferred securities have been redeemed.
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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $57.4 million, consisting of annual dividend payments of approximately $1.2 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of June 30, 2010 and 2009, the interest rate on the junior subordinated debenture was 3.811% and 4.258%, respectively.
     The Company does not have any material off-balance sheet arrangements as defined by Item 303 of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934.
     A summary of the Company’s commitments as of June 30, 2010 is presented in the following table (in millions):

Contractual Obligations as of June 30, 2010	2010	2011	2012	2013	2014	Thereafter	Total
Debt (a)	$0.6	$1.2	$1.2	$1.2	$1.2	$53.7	$59.1
Operating leases	1.0	1.9	1.0	0.1	0.1	—	4.1
Loss and loss adjustment expense reserves	49.6	121.5	85.0	58.8	49.7	74.7	439.3
Other long-term liabilities (b)	0.2	1.4	1.1	0.5	0.4	10.4	14.0

Total	$51.4	$126.0	$88.3	$60.6	$51.4	$138.8	$516.5

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.
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
     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2010 is based on statutory surplus and income at and for the year ended December 31, 2009. Without prior regulatory approval in 2010, Western Surety may pay dividends of $122.9 million to CNA Surety. CNA Surety received dividends of $0.5 million from its non-insurance subsidiary and no dividends from its insurance subsidiaries during the first six months of 2010. CNA Surety received no dividends from its subsidiaries during the first six months of 2009.
     Combined statutory surplus totaled $729.0 million at June 30, 2010, resulting in a net written premium to statutory surplus ratio of to 0.6 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2010 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $15 million plus a 5%

co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of June 30, 2010, this regulation would limit Western Surety’s largest gross risk to $158.4 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the income tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received tax sharing payments of $31.8 million and $19.5 million from its subsidiaries for the six months ended June 30, 2010 and June 30, 2009, respectively.
     Western Surety and Surety Bonding each qualify as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations, the maximum net retention on a single federal surety bond, are based on an insurer’s statutory surplus. Effective July 1, 2009 through June 30, 2010, the underwriting limitations of Western Surety and Surety Bonding were $54.7 million and $0.7 million, respectively. Effective July 1, 2010 through June 30, 2011, the underwriting limitations of Western Surety and Surety Bonding are $67.1 million and $0.8 million, respectively. Through the Quota Share Treaty previously discussed, CNA Surety has access to CCC and its affiliates’ U.S. Department of Treasury underwriting limitations. Effective July 1, 2010 through June 30, 2011, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty total $892.1 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.
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

Financial Condition
Investment Portfolio
     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at June 30, 2010, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
June 30, 2010	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses(a)
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,286	$1,101	$—	$—	$18,387	$—
U.S. Agencies	6,525	332	—	—	6,857	—
Collateralized mortgage obligations — residential	27,039	1,926	—	—	28,965	—
Mortgage pass-through securities — residential	81,617	4,096	—	—	85,713	—
Obligations of states and political subdivisions	719,868	43,021	(408)	(2,285)	760,196	—
Corporate bonds	366,333	23,276	(148)	(147)	389,314	—
Collateralized mortgage obligations — commercial	10,021	421	—	—	10,442	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	4,606	—	—	(301)	4,305	(1,113)
Consumer credit receivables	9,996	371	—	—	10,367	—
Other	9,696	738	—	—	10,434	—

Total fixed income securities	1,252,987	75,282	(556)	(2,733)	1,324,980	$(1,113)

Equity securities	1,687	143	—	—	1,830

Total	$1,254,674	$75,425	$(556)	$(2,733)	$1,326,810

(a)	The unrealized loss position of this security was $0.3 million at June 30, 2010.
     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2009, by investment category, were as follows (dollars in thousands):

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

     The following table provides the composition of fixed income securities with an unrealized loss at June 30, 2010 in relation to the total of all fixed income securities by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss
Due after one year through five years	13%	9%
Due after ten years	81	82
Asset-backed securities	6	9

Total	100%	100%

     The following table summarizes for fixed income securities in an unrealized loss position at June 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	June 30, 2010		December 31, 2009
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade (a):
0-6 months	$6,912	$148	$162,087	$2,362
7-12 months	23,809	408	—	—
13-24 months	—	—	11,176	469
Greater than 24 months	25,847	1,172	32,932	2,065

Total investment grade	56,568	1,728	206,195	4,896
Non-investment grade:
Greater than 24 months	17,019	1,561	17,346	1,716

Total	$73,587	$3,289	$223,541	$6,612

(a)	Investment grade is determined by using the S&P rating. If a security is not rated by Standard & Poor’s (“S&P”), the Moody’s Investor Services (“Moody’s”) rating is used. As of June 30, 2010 and December 31, 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.
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
     In determining whether an equity security is other-than-temporarily impaired, the Company considers a number of factors including, but not limited to: (a) the length of time and the extent to which the market value has been less than book value, (b) the financial condition and near-term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (d) general market conditions and industry or sector specific factors. Currently, the Company’s equity portfolio is comprised solely of mutual funds related to the Company’s deferred compensation plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees. Due to the nature of the plan, the Company does not assert the ability to hold these securities until their recovery in value. As such, if any of these securities are in an unrealized loss position, they are considered to be other-than-temporarily impaired.
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
     The remaining fixed income securities in an unrealized loss position are evaluated to determine if a credit loss exists. To determine if a credit loss exists, the Company considers a number of factors including, but not limited to: (a) the financial condition and near-term prospects of the issuer, (b) credit ratings of the securities, (c) whether the debtor is current on interest and principal payments (d) the length of time and the extent to which the market value has been less than book value and (e) general market conditions and industry or sector specific factors.
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
     At June 30, 2010, the Company holds 294 fixed income securities in an unrealized gain position with a total estimated fair value of $1,251.4 million and an aggregate gross unrealized gain of $75.3 million.
     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses
							Estimated
June 30, 2010	AAA	AA	A	BBB	Total	Count	Fair Value
Fixed income securities:
Investment grade(a):
Obligations of states and political subdivisions	$166	$555	$706	$—	$1,427	7	$44,597
Corporate bonds	—	—	148	147	295	2	9,780
Other asset-backed securities:
Second mortgages/home equity loans — residential	6	—	—	—	6	1	2,191

Total investment grade	172	555	854	147	1,728	10	56,568
Non-investment grade:
Obligations of states and political subdivisions	—	—	—	—	1,266	2	14,906
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	—	—	295	1	2,113

Total non-investment grade	—	—	—	—	1,561	3	17,019

Total	$172	$555	$854	$147	$3,289	13	$73,587

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At June 30, 2010, all of the Company’s fixed income securities were rated by S&P or Moody’s.

     The Company holds three non-investment grade securities in an unrealized loss position at June 30, 2010. Two of these are obligations of states and political subdivisions issued by governmental utility authorities. At June 30, 2010, one of these securities had an unrealized loss of $0.3 million, or 5.4% of its amortized cost, and the other had an unrealized loss of $1.0 million, or 9.0% of its amortized cost. The unrealized loss position of each of these securities deteriorated slightly, less than $0.1 million in total, at June 30, 2010 compared to December 31, 2009. Based on the underlying fundamentals of these securities, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. As such, the Company has not recorded an OTTI loss on these securities at June 30, 2010.
     The other security rated below investment grade and in an unrealized loss position at June 30, 2010 is an asset-backed security collateralized by sub-prime home loans originated prior to 2005. During 2010, the Company received repayments on this security of $0.3 million, or approximately 12% of the par value outstanding at December 31, 2009. As discussed previously, this security was determined to have additional credit losses totaling $122,000 during the six months ended June 30, 2010. The non-credit component of this security’s OTTI recognized in accumulated other comprehensive income at June 30, 2010 was $0.3 million. The Company also recognized a credit-related loss of $0.1 million on this security during the three months ended June 30, 2009. The Company believes the non-credit component of the unrealized loss on this security is primarily attributable to broader economic conditions and liquidity concerns and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of the adjusted amortized cost.
     Of the ten investment grade securities in an unrealized loss position at June 30, 2010, only one was in a unrealized loss position that exceeded 5% of the security’s amortized cost. This security, issued by a governmental utility authority, had an unrealized loss of $0.7 million, or 12.7% of its amortized cost, which was also the largest unrealized loss in dollars. Gross unrealized losses on the Company’s investment grade fixed income portfolio have improved from $4.9 million at December 31, 2009 to $1.7 million at June 30, 2010. The Company believes that the unrealized losses are primarily due to credit spread widening, and to a lesser extent, certain asset classes being out of favor with investors.
     As of June 30, 2010, $410.6 million of the Company’s investments were guaranteed by one of three major mono-line bond insurers. This includes $408.5 million of bonds of states and political obligations, or about 54% of the Company’s investments in this type of security. Investments in obligations of states and political subdivisions represent approximately 57% of the Company’s invested assets. The ratings on these securities reflect the higher of the underlying rating of the issuer or the insurer’s rating. Of the $410.6 million of bonds that were insured, $90.7 million of these securities reflect credit rating enhancement due to the guarantee. The underlying ratings of the enhanced securities are $65.7 million AA, $24.4 million A and $0.6 million BBB. The underlying ratings of all municipal holdings remain very strong and carry an average rating of AA. The Company views bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased. Based on the strong underlying credit quality of its insured bonds of states and political subdivisions, the Company believes that any impact of potential ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.
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
     Some examples of these risks and uncertainties are:
•	general economic and business conditions;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the ability of the Company’s contract principals to fulfill their bonded obligations;

•	the effects of corporate bankruptcies on surety bond claims, as well as on capital markets;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the Company’s ability to access capital markets;

•	changes in the Company’s composition of operating segments;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the risks and uncertainties associated with the Company’s loss reserves; and,

•	the possibility of changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices.
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
     The tables below summarize the estimated effects of certain hypothetical changes in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. At June 30, 2010 and December 31, 2009, the selected hypothetical changes in market interest rates reflect the Company’s expectations of the reasonably possible scenarios over a one-year period and the hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

			Estimated Fair	Hypothetical
		Hypothetical	Value After	Percentage
	Fair Value at	Change in	Hypothetical	Decrease in
	June 30,	Interest Rate	Change in	Stockholders’
	2010	(bp=basis points)	Interest Rate	Equity
		(Dollars in thousands)
U.S. Government and government agencies and authorities	$139,922	200 bp increase	$131,469	(0.6)%
		150 bp increase	134,016	(0.4)
		100 bp increase	136,351	(0.2)
		50 bp increase	138,345	(0.1)

States, municipalities and political subdivisions	760,196	200 bp increase	671,913	(5.8)
		150 bp increase	692,761	(4.4)
		100 bp increase	714,412	(3.0)
		50 bp increase	736,891	(1.5)

Corporate bonds	389,314	200 bp increase	354,798	(2.3)
		150 bp increase	363,003	(1.7)
		100 bp increase	371,483	(1.2)
		50 bp increase	380,249	(0.6)

Mortgage-backed and asset-backed	35,548	200 bp increase	33,619	(0.1)
		150 bp increase	34,080	(0.1)
		100 bp increase	34,555	(0.1)
		50 bp increase	35,044	—

Total fixed income securities available-for-sale	$1,324,980	200 bp increase	1,191,799	(8.8)
		150 bp increase	1,223,860	(6.6)
		100 bp increase	1,256,801	(4.5)
		50 bp increase	1,290,529	(2.2)

			Estimated Fair	Hypothetical
		Hypothetical	Value After	Percentage
	Fair Value at	Change in	Hypothetical	Decrease in
	December 31,	Interest Rate	Change in	Stockholders’
	2009	(bp=basis points)	Interest Rate	Equity
		(Dollars in thousands)
U.S. Government and government agencies and authorities	$157,128	200 bp increase	$144,937	(0.9)%
		150 bp increase	148,310	(0.6)
		100 bp increase	151,570	(0.4)
		50 bp increase	154,580	(0.2)

States, municipalities and political subdivisions	728,568	200 bp increase	641,122	(6.2)
		150 bp increase	661,735	(4.7)
		100 bp increase	683,176	(3.2)
		50 bp increase	705,453	(1.6)

Corporate bonds	344,109	200 bp increase	310,703	(2.4)
		150 bp increase	318,610	(1.8)
		100 bp increase	326,806	(1.2)
		50 bp increase	335,301	(0.6)

Mortgage-backed and asset-backed	36,418	200 bp increase	34,525	(0.1)
		150 bp increase	34,982	(0.1)
		100 bp increase	35,450	(0.1)
		50 bp increase	35,928	—

Total fixed income securities available-for-sale	$1,266,223	200 bp increase	1,131,287	(9.6)
		150 bp increase	1,163,637	(7.2)
		100 bp increase	1,197,002	(4.9)
		50 bp increase	1,231,262	(2.4)
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.
     The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective.
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
ITEM 1A. RISK FACTORS — Information on the Company’s risk factors is set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. — None.
ITEM 5. OTHER INFORMATION — Reports on Form 8-K:
     April 30, 2010; CNA Surety Corporation Earnings Press Release issued on April 30, 2010.
ITEM 6. EXHIBITS

	Exhibit Number
Certification pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 – Chief Executive Officer.	31	(1)

Certification pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 – Chief Financial Officer.	31	(2)

Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 – Chief Executive Officer.	32	(1)*

Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 – Chief Financial Officer.	32	(2)*

*	Exhibits 32(1) and 32(2) are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CNA SURETY CORPORATION (Registrant)
/s/ John F. Welch
John F. Welch
President and Chief Executive Officer

/s/ John F. Corcoran
John F. Corcoran
Senior Vice President and Chief Financial Officer

Date: July 30, 2010

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