Form 10-Q
period 2010-09-30
CNA SURETY CORP
filed 2010-10-29
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
44,366,975 shares of Common Stock, $.01 par value as of October 21, 2010.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
	(Amounts in thousands, except per
	share data)
Assets
Invested assets:
Fixed income securities, at fair value (amortized cost: $1,327,229 and $1,219,270)	$1,428,878	$1,266,223
Equity securities, at fair value (cost: $1,736 and $1,429)	1,947	1,610
Short-term investments, at amortized cost (approximates fair value)	39,514	48,999

Total invested assets	1,470,339	1,316,832
Cash	7,600	5,822
Deferred policy acquisition costs	102,698	99,836
Insurance receivables:
Premiums, including $10,640 and $9,753 from affiliates, (net of allowance for doubtful accounts: $1,315 and $1,110)	44,664	33,392
Reinsurance	49,486	48,645
Deposit with affiliated ceding company	23,425	26,878
Goodwill and other intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Property and equipment, at cost (less accumulated depreciation and amortization: $40,046 and $37,514)	16,803	19,681
Prepaid reinsurance premiums	180	210
Accrued investment income	15,915	15,832
Other assets, including $359 and $0 receivables from affiliates	2,458	3,122

Total assets	$1,872,353	$1,709,035

Liabilities
Reserves:
Unpaid losses and loss adjustment expenses	$439,943	$406,123
Unearned premiums	257,114	247,776

Total reserves	697,057	653,899
Long-term debt	30,930	30,930
Deferred income taxes, net	46,751	28,065
Reinsurance and other payables to affiliates	—	548
Accrued expenses	17,023	18,586
Liability for postretirement benefits	11,007	10,718
Payable for securities purchased	—	1,356
Income tax payable	3,816	13,389
Other liabilities	24,917	28,460

Total liabilities	831,501	785,951
Commitments and contingencies (See Notes 3, 5, & 8)

Stockholders’ Equity
Common stock, par value $.01 per share, 100,000 shares authorized; 45,693 shares issued and 44,337 shares outstanding at September 30, 2010 and 45,635 shares issued and 44,268 shares outstanding at December 31, 2009	457	456
Additional paid-in capital	281,448	279,388
Retained earnings	707,422	627,505
Accumulated other comprehensive income	66,085	30,406
Treasury stock, 1,356 and 1,367 shares, at cost	(14,560)	(14,671)

Total stockholders’ equity	1,040,852	923,084

Total liabilities and stockholders’ equity	$1,872,353	$1,709,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amount in thousands, except per share data)
Revenues:
Net earned premium	$110,275	$109,703	$313,741	$316,549
Net investment income	13,465	12,536	39,629	37,359
Net realized investment gains (losses):
Other-than-temporary impairment losses	—	—	—	(1,870)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	—	—	(122)	1,708

Net impairment losses recognized in earnings	—	—	(122)	(162)
Net realized investment gains, excluding impairment losses	8	1,056	1,191	1,105

Total net realized investment gains	8	1,056	1,069	943

Total revenues	123,748	123,295	354,439	354,851

Expenses:
Net losses and loss adjustment expenses	19,095	24,429	69,272	84,992
Net commissions, brokerage and other underwriting expenses	59,609	62,169	168,202	172,364
Interest expense	299	319	871	1,096

Total expenses	79,003	86,917	238,345	258,452

Income before income taxes	44,745	36,378	116,094	96,399
Income tax expense	14,258	10,854	36,177	27,844

Net income	$30,487	$25,524	$79,917	$68,555

Earnings per common share	$0.69	$0.58	$1.80	$1.55

Earnings per common share, assuming dilution	$0.69	$0.57	$1.80	$1.54

Weighted average shares outstanding	44,327	44,263	44,305	44,240

Weighted average shares outstanding, assuming dilution	44,487	44,411	44,458	44,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Stock	Stockholders'
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	At Cost	Equity
				(Amounts in thousands)
Balance, January 1, 2009	44,168	$455	$276,255		$509,644	$(4,286)	$(14,773)	$767,295

Comprehensive income:
Net income	—	$—	$—	$68,555	$68,555	$—	$—	$68,555
Other comprehensive income:
Change in unrealized gains (losses) on securities, after income tax expense of $25,317 (net of reclassification adjustment of ($2,550), after income tax benefit of $1,373)	—	—	—	47,016	—	47,016	—	47,016
Other-than-temporary impairment losses not recognized in the Condensed Consolidated Statements of Income, after income tax benefit of $146	—	—	—	(270)	—	(270)	—	(270)
Net change related to postretirement benefits, after income tax benefit of $178	—	—	—	(531)	—	(531)	—	(531)

Total comprehensive income	—	—	—	$114,770	—	—	—	—

Stock-based compensation	—	—	1,453		—	—	—	1,453
Stock options exercised and other	99	1	1,141		—	—	102	1,244

Balance, September 30, 2009	44,267	$456	$278,849		$578,199	$41,929	$(14,671)	$884,762

Balance, January 1, 2010	44,268	$456	$279,388		$627,505	$30,406	$(14,671)	$923,084

Comprehensive income:
Net income	—	$—	$—	$79,917	$79,917	$—	$—	$79,917
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $19,049 (net of reclassification adjustment of $828, after income tax expense of $445)	—	—	—	35,376	—	35,376	—	35,376
Other-than-temporary impairment losses not recognized in the Condensed Consolidated Statements of Income, after income tax expense of $105 (net of reclassification adjustment of ($79), after income tax benefit of $43)	—	—	—	196	—	196	—	196
Net change related to postretirement benefits, after income tax expense of $57	—	—	—	107	—	107	—	107

Total comprehensive income	—	—	—	$115,596	—	—	—	—

Stock-based compensation	—	—	1,322		—	—	—	1,322
Stock options exercised and other	69	1	738		—	—	111	850

Balance, September 30, 2010	44,337	$457	$281,448		$707,422	$66,085	$(14,560)	$1,040,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$79,917	$68,555
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	422	543
Depreciation and amortization	4,622	4,516
Amortization of bond premium, net	5,443	3,534
(Gain) loss on disposal or impairment of property and equipment	(77)	4,921
Net realized investment gains	(1,069)	(943)
Deferred income taxes, net	(622)	(449)
Stock-based compensation	1,322	1,453
Changes in:
Insurance receivables	(12,535)	35,771
Reserve for unearned premiums	9,338	3,792
Reserve for unpaid losses and loss adjustment expenses	33,820	(438)
Deposit with affiliated ceding company	3,453	2,325
Deferred policy acquisition costs	(2,862)	(2,989)
Reinsurance and other payables to/receivables from affiliates	(907)	(1,590)
Prepaid reinsurance premiums	30	154
Accrued expenses	(1,563)	(5,751)
Other assets and liabilities	(11,627)	(3,702)

Net cash provided by operating activities	107,105	109,702

Cash Flows from Investing Activities:
Fixed income securities:
Purchases	(182,941)	(260,383)
Maturities	45,251	84,747
Sales	25,295	50,115
Purchases of equity securities	(373)	(715)
Proceeds from the sale of equity securities	86	528
Changes in short-term investments	9,529	10,209
Purchases of property and equipment, net	(1,667)	(3,612)
Changes in receivables/payables for securities sold/purchased	(1,357)	(8,398)

Net cash (used in) investing activities	(106,177)	(127,509)

Cash Flows from Financing Activities:
Employee stock option exercises and other	850	1,244
Investment custody account bank overdraft	—	14,857

Net cash provided by financing activities	850	16,101

Increase (decrease) in cash	1,778	(1,706)
Cash at beginning of period	5,822	9,596

Cash at end of period	$7,600	$7,890

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$867	$1,126
Income taxes	$46,279	$28,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

     The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$30,487	$25,524	$79,917	$68,555

Shares:
Weighted average shares outstanding	44,313	44,254	44,268	44,168
Weighted average shares of options exercised and additional stock issuance	14	9	37	72

Total weighted average shares outstanding	44,327	44,263	44,305	44,240
Effect of dilutive options	160	148	153	157

Total weighted average shares outstanding, assuming dilution	44,487	44,411	44,458	44,397

Earnings per share	$0.69	$0.58	$1.80	$1.55

Earnings per share, assuming dilution	$0.69	$0.57	$1.80	$1.54

     No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.5 million and 0.8 million were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2010 and September 30, 2009, respectively, because the exercise price of these options was greater than the average market price of CNA Surety’s common stock.
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
Pending Accounting Pronouncements
     In October 2010, the FASB issued ASU No. 2010-26, “Financial Services — Insurance (Topic 944) — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” This updated accounting guidance modifies the definition of the types of costs incurred to acquire or renew insurance contracts that may be capitalized. Under the new guidance, these costs include those costs that are incremental direct costs and certain costs that are directly related to successful contract acquisitions. This accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with prospective or retrospective application allowed. The Company is currently assessing the available application methods as well as the impact this accounting guidance will have on its financial condition and results of operations.
2. Investments
     Major categories of net investment income were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Investment income:
Fixed income securities	$13,766	$12,763	$40,499	$37,790
Equity securities	10	8	28	27
Short-term investments	27	26	63	110
Other	11	14	35	48

Total investment income on available-for-sale securities	13,814	12,811	40,625	37,975
Investment income on deposit with affiliated ceding company	21	35	72	307
Investment expenses	(370)	(310)	(1,068)	(923)

Net investment income	$13,465	$12,536	$39,629	$37,359

     Net realized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$4	$1,448	$1,197	$1,491
Gross realized investment losses:
Other-than-temporary impairment losses	—	—	(122)	(116)
Realized losses from sales	(5)	(392)	(26)	(392)

Total gross realized investment losses	(5)	(392)	(148)	(508)

Net realized investment (losses) gains on fixed income securities	(1)	1,056	1,049	983

Equity securities:
Gross realized investment gains	8	—	20	27
Gross realized investment losses:
Other-than-temporary impairment losses	—	—	—	(46)
Realized losses from sales	—	—	—	(20)

Total gross realized investment losses	—	—	—	(66)

Net realized investment gains (losses) on equity securities	8	—	20	(39)

Other	1	—	—	(1)

Net realized investment gains	$8	$1,056	$1,069	$943

Net change in unrealized gains:
Fixed income securities	$29,656	$46,768	$54,696	$71,743
Equity securities	68	93	30	174

Total net change in unrealized gains	$29,724	$46,861	$54,726	$71,917

Net realized gains and change in unrealized gains	$29,732	$47,917	$55,795	$72,860

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

     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at September 30, 2010, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
September 30, 2010	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,287	$1,080	$—	$—	$18,367	$—
U.S. Agencies	6,521	309	—	—	6,830	—
Collateralized mortgage obligations — residential	24,268	1,814	—	—	26,082	—
Mortgage pass-through securities — residential	75,569	3,426	—	—	78,995	—
Obligations of states and political subdivisions	711,165	60,100	—	(786)	770,479	—
Corporate bonds	458,489	34,253	(25)	(74)	492,643	—
Collateralized mortgage obligations — commercial	10,019	770	—	—	10,789	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	4,228	—	—	(242)	3,986	(1,021	) (a)
Consumer credit receivables	9,997	282	—	—	10,279	—
Other	9,686	742	—	—	10,428	—

Total fixed income securities	1,327,229	102,776	(25)	(1,102)	1,428,878	$(1,021)

Equity securities	1,736	211	—	—	1,947

Total	$1,328,965	$102,987	$(25)	$(1,102)	$1,430,825

(a)	The unrealized loss position of this security was $0.2 million at September 30, 2010.
     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2009, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
December 31, 2009	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,378	$970	$—	$—	$18,348	$—
U.S. Agencies	9,794	337	—	—	10,131	—
Collateralized mortgage obligations — residential	30,709	1,383	—	—	32,092	—
Mortgage pass-through securities — residential	94,453	2,336	(232)	—	96,557	—
Obligations of states and political subdivisions	696,505	35,847	(882)	(2,902)	728,568	—
Corporate bonds	334,136	11,478	(1,248)	(257)	344,109	—
Collateralized mortgage obligations — commercial	10,024	—	—	(351)	9,673	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	5,501	—	—	(740)	4,761	(1,399	) (a)
Consumer credit receivables	11,055	528	—	—	11,583	—
Other	9,715	686	—	—	10,401	—

Total fixed income securities	1,219,270	53,565	(2,362)	(4,250)	1,266,223	$(1,399)

Equity securities	1,429	181	—	—	1,610

Total	$1,220,699	$53,746	$(2,362)	$(4,250)	$1,267,833

(a)	The unrealized loss position of this security was $0.5 million at December 31, 2009.
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
     Fixed income securities in an unrealized loss position that the Company intends to sell, or it more likely than not will be required to sell before any anticipated recovery of amortized cost, are considered to be other-than-temporarily impaired. These securities are written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Income.
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
     Based on the Company’s evaluation of this quantitative criteria and qualitative information, the Company did not record any credit-related OTTI losses during the three-month periods ended September 30, 2010 or 2009. The Company recorded credit-related OTTI losses of $0.1 million and $0.2 million during the nine months ended September 30, 2010 and 2009, respectively. These credit-related OTTI losses were recorded on a security collateralized by sub-prime home loans that is rated below investment grade by Standard & Poor’s (“S&P”).

     The following table presents a roll-forward of the Company’s cumulative credit losses recognized in net realized gains (losses) on the Condensed Consolidated Statements of Income on fixed income securities held as of September 30, 2010 (in thousands of dollars):

	Three Months	Nine Months Ended
	Ended September 30	September 30
Beginning balance	$238	$116
Credit losses for which an OTTI loss was not previously recognized	—	—
Credit losses for which an OTTI loss was previously recognized	—	122

Ending balance	$238	$238

     The following table presents a roll-forward of the Company’s cumulative credit losses recognized in net realized gains (losses) on the Condensed Consolidated Statements of Income on fixed income securities held as of September 30, 2009 (in thousands of dollars):

	Three Months	Six Months Ended
	Ended September 30	September 30
Beginning balance	$116	$—
Credit losses for which an OTTI loss was not previously recognized	—	116
Credit losses for which an OTTI loss was previously recognized	—	—

Ending balance	$116	$116

     For the three and nine months ended September 30, 2010, the Company has recorded no OTTI losses on equity securities. For the three months ended September 30, 2009, the Company did not record OTTI losses on equity securities; however, the Company recorded OTTI losses of less than $0.1 million on equity securities for the nine months ended September 30, 2009.
     The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at September 30, 2010 and December 31, 2009 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Fixed income securities:
Due within one year	$31,719	$32,419	$13,006	$13,224
Due after one year but within five years	410,562	436,300	304,654	321,144
Due after five years but within ten years	464,094	514,311	447,485	468,254
Due after ten years	287,087	305,289	292,668	298,534

	1,193,462	1,288,319	1,057,813	1,101,156
Mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities	133,767	140,559	161,457	165,067

	$1,327,229	$1,428,878	$1,219,270	$1,266,223

     The following table provides the composition of fixed income securities with an unrealized loss at September 30, 2010 in relation to the total of all fixed income securities in an unrealized loss position by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss
Due after one year through five years	29%	9%
Due after five years through ten years	49	65
Due after ten years	16	5
Asset-backed securities	6	21

Total	100%	100%

     The following table summarizes for fixed income securities in an unrealized loss position at September 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	September 30, 2010		December 31, 2009
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade(a):
0-6 months	$—	$—	$162,087	$2,362
13-24 months	—	—	11,176	469
Greater than 24 months	8,155	422	32,932	2,065

Total investment grade	8,155	422	206,195	4,896
Non-investment grade:
0-6 months	6,235	25	—	—
Greater than 24 months	17,700	680	17,346	1,716

Total non-investment grade	23,935	705	17,346	1,716

Total	$32,090	$1,127	$223,541	$6,612

(a)	Investment grade is determined by using the S&P rating. If a security is not rated by S&P, the Moody’s Investor Services (“Moody’s”) rating is used. As of September 30, 2010 and December 31, 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     At September 30, 2010, the Company holds 320 fixed income securities in an unrealized gain position with a total estimated fair value of $1,396.8 million and an aggregate gross unrealized gain of $102.8 million.
     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses				Estimated
September 30, 2010	A	BBB	Total	Count	Fair Value
Fixed income securities:
Investment grade(a):
Obligations of states and political subdivisions	$348	$—	$348	1	$5,215
Corporate bonds	—	74	74	1	2,940

Total investment grade	348	74	422	2	8,155
Non-investment grade:
Obligations of states and political subdivisions	—	—	438	2	15,716
Corporate bonds	—	—	25	4	6,235
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	242	1	1,984

Total non-investment grade	—	—	705	7	23,935

Total	$348	$74	$1,127	9	$32,090

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At September 30, 2010, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     As a result of improving market conditions, only two of the Company’s investment grade fixed income securities were in an unrealized loss position at September 30, 2010. One security, issued by a governmental utility authority, had an unrealized loss of $0.3 million, or 6.3% of the security’s amortized cost. The other security, issued by a large student loan provider, had an unrealized loss of $0.1 million, or 2.5% of the security’s amortized cost. The unrealized loss on each of these securities has improved compared to December 31, 2009 when the unrealized losses were $0.6 million, or 11.3% of amortized cost, and $0.3 million, or 8.5% of amortized cost, respectively. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at September 30, 2010.

     Seven of the Company’s non-investment grade fixed income securities were in an unrealized loss position at September 30, 2010. Two of these securities in an unrealized loss position are obligations of states and political subdivisions. Both of these securities were issued by governmental utility authorities. At September 30, 2010, one of these securities had an unrealized loss of $0.1 million, or 1.0% of its amortized cost, and the other had an unrealized loss of $0.4 million, or 3.5% of its amortized cost. The unrealized loss position of these securities was $1.2 million in total at December 31, 2009. Based on the underlying fundamentals of these securities, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. As such, the Company has not recorded an OTTI loss on these securities at September 30, 2010.
     During the third quarter of 2010, the Company purchased thirteen non-investment grade corporate bonds with an estimated fair value of $20.5 million at September 30, 2010. Four of these securities were in an unrealized loss position at September 30, 2010. In the aggregate, these four securities had an unrealized loss of less than $0.1 million as of September 30, 2010. Each of the individual securities was in an unrealized loss position representing less than 1.0% of that security’s amortized cost. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at September 30, 2010.
     At September 30, 2010 the Company’s exposure to sub-prime home loans was limited to two asset-backed securities collateralized by sub-prime home loans which originated prior to 2005. The estimated fair value of these securities was $4.0 million at September 30, 2010. One of these securities is in an unrealized loss position and rated below investment grade at September 30, 2010. During the nine months ended September 30, 2010, the Company received repayments on this security of $0.5 million, or approximately 18% of the par value outstanding at December 31, 2009. As discussed previously, this security was determined to have credit losses totaling $0.1 million during the nine months ended September 30, 2010. The non-credit component of this security’s OTTI recognized in accumulated other comprehensive income at September 30, 2010 was $0.2 million. The Company believes the non-credit component of the unrealized loss on this security is primarily attributable to this asset class being out of favor with investors and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of the adjusted amortized cost.
     Based on the current facts and circumstances discussed above for the Company’s securities in an unrealized loss position, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position are required to be recorded at September 30, 2010.
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

3. Reinsurance
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	Written	Earned	Written	Earned
Direct	$91,299	$93,107	$90,472	$91,994
Assumed	22,485	23,269	22,930	24,813
Ceded	(6,079)	(6,101)	(7,041)	(7,104)

	$107,705	$110,275	$106,361	$109,703

	Nine Months Ended September 30,
	2010		2009
	Written	Earned	Written	Earned
Direct	$274,578	$262,968	$271,619	$262,628
Assumed	66,680	68,952	69,742	74,941
Ceded	(18,149)	(18,179)	(20,866)	(21,020)

	$323,109	$313,741	$320,495	$316,549

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
     Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). Through its insurance subsidiaries, CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement that covers certain contract surety business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal in excess of $2 million subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were less than $0.1 million for both the three months ended September 30, 2010 and 2009, respectively, and $0.1 million for both the nine months ended September 30, 2010 and 2009, respectively.
     CNA Surety also assumes premium on contract and commercial surety bonds for international risks. Such premiums are assumed pursuant to the terms of reinsurance treaties or as a result of specific international bond requirements of domestic customers. For the three month periods ended September 30, 2010 and 2009, assumed premiums written under such arrangements were $0.7 million and $0.9 million, respectively. For the nine month periods ended September 30, 2010 and 2009, assumed premiums written under such arrangements were $3.3 million and $1.8 million, respectively.
     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$16,959	14.6%	$28,062	24.0%
Ceded amounts	2,136	(35.0)%	(3,633)	51.6%

Net losses and loss adjustment expenses	$19,095	17.3%	$24,429	22.3%

	Nine Months Ended September 30,
	2010		2009
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$68,081	20.5%	$92,115	27.3%
Ceded amounts	1,191	(6.6)%	(7,123)	33.9%

Net losses and loss adjustment expenses	$69,272	22.1%	$84,992	26.8%

     The unusual relationship in the gross and ceded amounts shown above for the three and nine months ended September 30, 2010 resulted from adjustments to the estimated loss and loss adjustment expense reserves during the three months ended September 30, 2010. The Company reduced gross reserves related to prior accident years by approximately $16.8 million reflecting changes in estimates of incurred-but-not-reported reserves. The corresponding change in ceded reserves was such that net reserves related to prior accident years were reduced by $13.0 million for the three months ended September 30, 2010.
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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through September 30, 2010.

     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the Company’s insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the Company’s insurance subsidiaries paid CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through September 30, 2010 and December 31, 2009, losses incurred under the Stop Loss Contract were $47.2 million and $49.1 million, respectively. The decrease is due to favorable development on claims subject to the Stop Loss Contract during the three months ended March 31, 2010. At September 30, 2010, the amount received under the Stop Loss Contract included $2.7 million held by the Company for losses covered under this contract that were incurred but not paid.
     The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the surety business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. In 2009, this agreement was amended so that the Company’s authority to conduct administrative, management, underwriting and claim functions for bonds written for the large national contractor discussed below shall continue until CCC’s bonds for such contractor have expired and claims have been settled or closed. This agreement was renewed on January 1, 2010 and expires on December 31, 2010 and is annually renewable thereafter. As of September 30, 2010 there were no amounts due to the CNA Surety insurance subsidiaries under this agreement.
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
     As of September 30, 2010 and December 31, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $10.6 million and $9.8 million, respectively, comprised of premiums receivable. Also, at September 30, 2010, CNA Surety had a receivable of $0.4 million carried in “Other assets” in the Company’s Condensed Consolidated Balance Sheets primarily related to the Administrative Services Agreement with CCC.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $23.4 million and $26.9 million at September 30, 2010 and December 31, 2009, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.
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

     Assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are summarized below (amounts in thousands):

	September 30, 2010
	Fair Value Measurement Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,367	$—	$—	$18,367
U.S. Agencies	—	6,830	—	6,830
Collateralized mortgage obligations — residential	—	26,082	—	26,082
Mortgage pass-through securities — residential	—	78,995	—	78,995
Obligations of states and political subdivisions	—	770,479	—	770,479
Corporate bonds	—	492,643	—	492,643
Collateralized mortgage obligations — commercial	—	10,789	—	10,789
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	3,986	—	3,986
Consumer credit receivables	—	10,279	—	10,279
Other	—	10,428	—	10,428

Total fixed income securities	18,367	1,410,511	—	1,428,878
Equity securities at fair value	1,947	—	—	1,947
Short-term investments at fair value (a)	16,042	23,472	—	39,514

Total assets	$36,356	$1,433,983	$—	$1,470,339

(a)	Includes commercial paper, U.S. Government agency discount notes and money market funds.

	December 31, 2009
	Fair Value Measurement Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,348	$—	$—	$18,348
U.S. Agencies	—	10,131	—	10,131
Collateralized mortgage obligations — residential	—	32,092	—	32,092
Mortgage pass-through securities — residential	—	96,557	—	96,557
Obligations of states and political subdivisions	—	728,568	—	728,568
Corporate bonds	—	344,109	—	344,109
Collateralized mortgage obligations — commercial	—	9,673	—	9,673
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	4,761	—	4,761
Consumer credit receivables	—	11,583	—	11,583
Other	—	10,401	—	10,401

Total fixed income securities	18,348	1,247,875	—	1,266,223
Equity securities at fair value	1,610	—	—	1,610
Short-term investments at fair value (a)	15,412	33,587	—	48,999

Total assets	$35,370	$1,281,462	$—	$1,316,832

(a)	Includes commercial paper, U.S. Government agency discount notes and money market funds.
     The Company had no transfers between levels in the fair value hierarchy requiring additional disclosure.

5. Reserves for Losses and Loss Adjustment Expenses
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Reserves at beginning of period:
Gross	$439,344	$419,812	$406,123	$428,724
Ceded reinsurance	53,040	40,796	50,968	83,691

Net reserves at beginning of period	386,304	379,016	355,155	345,033

Net incurred loss and loss adjustment expenses:
Provision for insured events of current year	32,088	32,291	91,265	92,907
(Decrease) in provision for insured events of prior years	(12,993)	(7,862)	(21,993)	(7,915)

Total net incurred	19,095	24,429	69,272	84,992

Net payments attributable to:
Current year events	5,643	6,717	9,736	10,323
Prior year events	11,568	11,843	26,483	34,817

Total net payments	17,211	18,560	36,219	45,140

Foreign currency transaction adjustments	67	—	47	—

Net reserves at end of period	388,255	384,885	388,255	384,885
Ceded reinsurance at end of period	51,688	43,401	51,688	43,401

Gross reserves at end of period	$439,943	$428,286	$439,943	$428,286

     The Company recorded net loss reserve development for prior accident years which resulted in a decrease of the estimated liability of $13.0 million and $22.0 million for the three and nine-month periods ended September 30, 2010 compared to $7.9 million for both the three and nine-month periods ended September 30, 2009.
     The favorable development for the nine months ended September 30, 2010 resulted primarily from a level of loss activity that continues to be substantially below expectations for accident years 2006 and 2007. Favorable levels of loss activity for accident year 2006 were reflected in the favorable development for the six months ended June 30, 2010. This favorable claim activity for 2006 continued through the three months ended September 30, 2010. Management believes that experience for the 2007 accident year is sufficiently credible to indicate that adjustments to reserves for the 2007 accident year are appropriate at September 30, 2010. The level of loss activity continues to be particularly influenced by lower than expected emergence of large claims. The Company’s initial estimates of losses for accident year 2010 and the estimates for accident years 2008 and 2009 continue to reflect the impact of less favorable economic conditions.
     The favorable development for the three and nine months ended September 30, 2009 reflected adjustments of the reserves for accident years 2004 and prior as a result of specific indemnity recoveries and reductions in case reserves and for accident year 2006 as a result of claim activity substantially below expectations.
6. Debt
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of September 30, 2010, none of these preferred securities have been redeemed.
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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $56.6 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of September 30, 2010 and 2009, the interest rate on the junior subordinated debenture was 3.751% and 3.815%, respectively.
7. Employee Benefits
     Western Surety sponsors two postretirement benefit plans covering certain employees. One plan provides medical benefits and the other plan provides sick leave termination payments. The medical benefit plan provides coverage for employees, and their eligible dependents, hired by Western Surety before November 1, 1992 and who retire at age 55 or later with at least 15 years of service. Only employees hired by Western Surety prior to 1988 are eligible for the sick leave plan. Further, benefits for the sick leave plan are based on unused accrued sick leave as of December 31, 2003, the date the accruals were frozen. The postretirement medical benefit plan is contributory and the sick leave plan is non-contributory. Western Surety uses a December 31 measurement date for both of its postretirement benefit plans. There were no plan assets for either of the postretirement benefit plans at September 30, 2010 or December 31, 2009.
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
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$45	$65	$167	$171
Interest cost	147	160	463	429
Amortization of prior service cost (benefit)	(28)	(40)	(83)	(121)
Net amortization of actuarial (gain) loss	(1)	—	—	—

Net periodic benefit cost	$163	$185	$547	$479

     The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2010. As of September 30, 2010, $0.1 million of contributions have been made to the postretirement benefit plans.
8. Commitments and Contingencies
     The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.
9. Income Taxes
     As previously discussed, the enactment of the Act and the related Reconciliation Measure repealed the rule permitting deduction, for tax purposes, of the entire cost of providing prescription drug benefits even though a portion is offset by a federal subsidy. The Company’s postretirement benefit plan that provides medical benefits includes such prescription drug coverage. Under the Act and the Reconciliation Measure, the subsidy remains tax-free through 2012. At March 31, 2010, the impact of these provisions was recognized in the accounting for this postretirement benefit plan. The impact included recognition of additional income tax expense of $0.5 million for the three months ended March 31, 2010.
     The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years 2007 through 2009 remain open as to the applicable statute of limitations and are subject to examination by the Internal Revenue Service.

     The Company has not recognized any liabilities for uncertain income taxes as of September 30, 2010 or December 31, 2009, respectively. Also, the Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
10. Stockholders Equity
     The compensation expense recorded for the Company’s stock-based compensation plan was $0.4 million for both the three months ended September 30, 2010 and 2009, respectively, and $1.3 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation arrangements was $0.2 million for both the three months ended September 30, 2010 and 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation was $0.5 million for both the nine months ended September 30, 2010 and 2009, respectively. The amount of cash received from the exercise of stock options was $0.3 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, the amount of cash received was $0.8 million and $1.2 million, respectively.
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
     On February 5, 2010, 281,260 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $7.25 for these options. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.32%; dividend yield of 0.0%; expected option life of 5.3 years and volatility of 55.5%, which was based on historical volatility. The Company estimated the expected option life of the 2010 grant based on its analysis of past exercise patterns for similar options. As of September 30, 2010, the number of shares available for granting of options under the 2006 Plan was 1,991,395.
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

     A summary of option activity for the nine months ended September 30, 2010 and 2009 is presented below:

		Weighted
		Average
	Shares	Exercise
	Subject	Price Per
	To Option	Share
Outstanding options at January 1, 2009	1,221,118	$14.93
Options granted	217,960	$18.85
Options forfeited	(10,900)	$17.63
Options expired	(13,270)	$14.34
Options exercised	(89,905)	$11.51

Outstanding options at September 30, 2009	1,325,003	$15.79

Outstanding options at January 1, 2010	1,318,288	$15.78
Options granted	281,260	$14.32
Options forfeited	(14,005)	$17.30
Options expired	(5,355)	$20.05
Options exercised	(57,746)	$12.58

Outstanding options at September 30, 2010	1,522,442	$15.60

     A summary of the status of the Company’s non-vested options as of September 30, 2010 and 2009 and changes during the nine months then ended is presented below:

		Weighted
	Shares	Average
	Subject	Grant Date
	To Option	Fair Value
Non-vested options at January 1, 2009	545,095	$7.29
Options granted	217,960	$8.95
Options vested	(136,849)	$7.82
Options forfeited	(10,900)	$7.43

Non-vested options at September 30, 2009	615,306	$7.76

Non-vested options at January 1, 2010	539,396	$8.10
Options granted	281,260	$7.25
Options vested	(185,202)	$8.14
Options forfeited	(14,005)	$7.84

Non-vested options at September 30, 2010	621,449	$7.71

     A summary of the options vested or expected to vest and options exercisable as of September 30, 2010 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
September 30, 2010	1,452,476	$15.55	$4,389,302	6.4 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
September 30, 2010	900,993	$14.93	$3,340,444	5.2 years
     The total intrinsic value of options exercised was $0.1 million for the three months ended September 30, 2010 and less than $0.1 million for the three months ended September 30, 2009. The total intrinsic value of options exercised was $0.3 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively. The tax benefits recognized by the Company for these exercises were less than $0.1 million for the three months ended September 30, 2010 and $0.1 million for the three months ended September 30, 2009. The tax benefits recognized by the Company for these exercises were $0.1 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.
     As of September 30, 2010, there was $1.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2010 — $0.4 million; 2011 — $0.9 million; 2012 — $0.4 million and 2013 — $0.1 million.

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

     The following table shows the estimated liability as of September 30, 2010 for unpaid claims applicable to reported claims and to IBNR for each sub-line of business (dollars in thousands):

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves
Contract	$76,981	$240,687	$317,668
Commercial	50,052	60,800	110,852
Fidelity and other	3,983	7,440	11,423

Total	$131,016	$308,927	$439,943

     Periodic actuarial analyses of the Company’s loss reserves are performed. These analyses include a comprehensive review performed in the fourth quarter based on data as of September 30 and an update of the comprehensive review performed in January based on data as of December 31. In between these analyses, management monitors claim activity against benchmarks of expected claim activity prepared in connection with the comprehensive review and records adjustments as necessary.
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
     Fixed income securities in an unrealized loss position that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired (“OTTI”). These securities are written down to fair value and the resulting losses are recognized in realized gains/losses in the Condensed Consolidated Statements of Income. Fixed income securities in an unrealized loss position for which management believes a credit loss exists are also considered to be other-than-temporarily impaired. For those securities, the Company bifurcates the impairment into a credit component and a non-credit component. The credit component, which represents the difference between discounted expected cash flows and the fixed income security’s amortized cost, is recognized in earnings and the non-credit component is recognized in other comprehensive income. Cash flows from purchases, sales and maturities of fixed income and equity securities are reported gross in the investing activities section of the Condensed Consolidated Statements of Cash Flows.
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
Goodwill and Other Intangible Assets
     CNA Surety’s Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 include goodwill and intangible assets of approximately $138.8 million. This amount primarily represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp.
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

Comparison of CNA Surety Actual Results for the Three and Nine Months Ended September 30, 2010 and 2009
Analysis of Net Income
     Net income for the three months ended September 30, 2010 was $30.5 million, or $0.69 per diluted share, compared to $25.5 million, or $0.57 per diluted share, for the same period in 2009. The increase in net income primarily reflects the impact of higher net favorable loss reserve development in the 2010 period and lower net commissions, brokerage and other underwriting expenses compared to the 2009 period.
     Net income for the nine months ended September 30, 2010 was $79.9 million, or $1.80 per diluted share, compared to $68.6 million, or $1.54 per diluted share, in 2009. The increase in net income reflects the impact of higher net favorable loss reserve development, higher net investment income and lower net commissions, brokerage and other underwriting expenses, partially offset by lower net earned premium.
     The components of net income are discussed in the following sections.
Results of Insurance Operations
     Underwriting components for the Company for the three and nine months ended September 30, 2010 and 2009 are summarized in the following table (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross written premiums	$113,784	$113,402	$341,258	$341,361

Net written premiums	$107,705	$106,361	$323,109	$320,495

Net earned premiums	$110,275	$109,703	$313,741	$316,549

Net losses and loss adjustment expenses	$19,095	$24,429	$69,272	$84,992

Net commissions, brokerage and other underwriting expenses	$59,609	$62,169	$168,202	$172,364

Loss ratio	17.3%	22.3%	22.1%	26.8%
Expense ratio	54.1	56.7	53.6	54.5

Combined ratio	71.4%	79.0%	75.7%	81.3%

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
     CNA Surety also assumes premium on contract and commercial surety bonds for international risks. Such premiums are assumed pursuant to the terms of reinsurance treaties or as a result of specific international bond requirements of domestic customers. For the three month periods ended September 30, 2010 and 2009, assumed premiums written under such arrangements were $0.7 million and $0.9 million, respectively. For the nine months ended September 30, 2010 and 2009, assumed premiums written under such arrangements were $3.3 million and $1.8 million, respectively.

     Gross written premium, which is the aggregate of direct written premiums and assumed written premiums, for the three months and nine months ended September 30, 2010 and 2009 is shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Contract	$73,653	$71,817	$217,002	$215,301
Commercial	32,616	34,163	100,459	102,579
Fidelity and other	7,515	7,422	23,797	23,481

	$113,784	$113,402	$341,258	$341,361

     For the three months ended September 30, 2010, gross written premiums increased 0.3 percent to $113.8 million compared to $113.4 million for the three months ended September 30, 2009. Contract surety gross written premiums increased 2.6 percent to $73.7 million despite continued challenges in the construction industry. Commercial surety written premiums decreased 4.5 percent to $32.6 million due to a modest decline in the small commercial market, partially offset by selective growth in the corporate commercial market.
     For the nine months ended September 30, 2010, gross written premiums decreased slightly to $341.3 million compared to $341.4 million for the nine months ended September 30, 2009. Gross written premiums for contract surety increased 0.8 percent to $217.0 million despite continued challenges in the construction industry. Commercial surety gross written premiums decreased 2.1 percent to $100.5 million due to a modest decline in the small commercial market, partially offset by selective growth in the corporate commercial market.
     The Company’s insurance subsidiaries purchase reinsurance from other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. The cost of this reinsurance is recorded as ceded written premium. The lower cost of the Company’s 2010 third party excess of loss treaty decreased ceded written premium by $1.0 million to $6.0 million for the three months ended September 30, 2010 and by $2.7 million to $18.1 million for the nine months ended September 30, 2010 as compared to the same periods in 2009.
     Net written premium, which is gross written premiums less ceded written premiums, for the three and nine months ended September 30, 2010 and 2009 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Contract	$68,310	$65,674	$201,047	$196,826
Commercial	31,880	33,265	98,265	100,188
Fidelity and other	7,515	7,422	23,797	23,481

	$107,705	$106,361	$323,109	$320,495

     For the three months ended September 30, 2010, net written premiums increased 1.3 percent to $107.7 million compared to $106.4 million for the three months ended September 30, 2009 primarily due to lower ceded written premium.
     Net written premiums for the nine months ended September 30, 2010 increased 0.8 percent to $323.1 million compared to $320.5 million for the nine months ended September 30, 2009 due to lower ceded written premium.
     Net written premiums are recognized as revenue over the policy term as net earned premiums. Net earned premiums for the three months and nine months ended September 30, 2010 and 2009 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Contract	$69,852	$68,815	$193,388	$195,314
Commercial	32,781	33,208	97,699	98,246
Fidelity and other	7,642	7,680	22,654	22,989

	$110,275	$109,703	$313,741	$316,549

     For the three months ended September 30, 2010, net earned premiums increased 0.5 percent to $110.3 million compared to $109.7 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, net earned premiums decreased 0.9 percent to $313.7 million, primarily due to the decrease in gross written premiums discussed above.

Net Loss Ratio
     The net loss ratio was 17.3% for the three months ended September 30, 2010 compared with 22.3% for the same period in 2009. The net loss ratio was 22.1% for the nine months ended September 30, 2010 compared with 26.8% for the same period in 2009. These loss ratios include re-estimates of prior accident year reserves, known as reserve development. The dollar amount and percentage point effect of these reserve reductions were $13.0 million, or 11.8 percentage points, and $7.9 million, or 7.1 percentage points, for the three months ended September 30, 2010 and 2009, respectively. The dollar amount and percentage point effect of these revisions were reductions of $22.0 million, or 7.0 percentage points, and $7.9 million, or 2.6 percentage points, for the nine months ended September 30, 2010 and 2009, respectively.
Expense Ratio
     The expense ratio was 54.1% and 53.6% for the three months and nine months ended September 30, 2010 as compared with 56.7% and 54.5% for the same periods in 2009, respectively. Expenses for the three and nine months ended September 30, 2010 included the impact of increased accruals in the three months ended September 30, 2010 for incentive compensation based on the results for the nine months ended September 30, 2010. The expense ratios for the three months and nine months ended September 30, 2009 included impairments of capitalized software development costs related to in-development projects that the Company terminated. These impairments totaled $4.9 million, which added 4.5 and 1.6 percentage points to the expense ratio for the three and nine months ended September 30, 2009, respectively.
Investment Income and Realized Investment Gains/Losses
     Net investment income for the three months ended September 30, 2010 was $13.5 million compared to $12.5 million during the three months ended September 30, 2009 due to an increase in invested assets, partially offset by lower yields. The annualized pre-tax yields were 3.9% and 4.1% for the three months ended September 30, 2010 and 2009, respectively. The annualized after-tax yields were 3.2% and 3.4% for the three months ended September 30, 2010 and 2009, respectively.
     Net investment income for the nine months ended September 30, 2010 was $39.6 million compared to $37.4 million for the same period in 2009. The increase reflects the impact of higher overall invested assets, partially offset by lower yields. The annualized pre-tax yields were 4.0% and 4.2% for the nine months ended September 30, 2010 and 2009, respectively. The annualized after-tax yields were 3.3% and 3.5% for the nine months ended September 30, 2010 and 2009, respectively.
     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$4	$1,448	$1,197	$1,491
Gross realized investment losses:
Other-than-temporary impairment losses	—	—	(122)	(116)
Realized losses from sales	(5)	(392)	(26)	(392)

Total gross realized investment losses	(5)	(392)	(148)	(508)

Net realized investment (losses) gains on fixed income securities	(1)	1,056	1,049	983

Equity securities:
Gross realized investment gains	8	—	20	27
Gross realized investment losses:
Other-than-temporary impairment losses	—	—	—	(46)
Realized losses from sales	—	—	—	(20)

Total gross realized investment losses	—	—	—	(66)

Net realized investment gains (losses) on equity securities	8	—	20	(39)

Other	1	—	—	(1)

Net realized investment gains	$8	$1,056	$1,069	$943

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
Interest Expense
     The benchmark interest rate for the Company’s variable interest rate debt is the London Interbank Offered Rate (“LIBOR”). Due to lower three-month LIBOR rates, interest expense decreased by 6.3 percent and 20.5 percent for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009. Weighted average debt outstanding was $30.9 million for each of these periods. The weighted average interest rate for the three months ended September 30, 2010 was 3.8% as compared with 4.0% for the same period in 2009. The weighted average interest rate for the nine months ended September 30, 2009 was 3.7% as compared with 4.5% for the same period in 2009.
Income Taxes
     The Company’s income tax expense was $14.3 million and $36.2 million for the three and nine months ended September 30, 2010, respectively. The Company’s income tax expense was $10.9 million and $27.8 million for the three and nine months ended September 30, 2009, respectively. The effective income tax rates for the three and nine months ended September 30, 2010 were 31.9% and 31.2%, respectively. The effective income tax rates for the three and nine months ended September 30, 2009 were 29.8% and 28.9%, respectively. The Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $6.3 million and $18.4 million for the three and nine months ended September 30, 2010, respectively. Tax-exempt investment income was $6.1 million and $19.2 million for the three and nine months ended September 30, 2009, respectively.
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
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through September 30, 2010.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the Company’s insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the Company’s insurance subsidiaries paid CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through September 30, 2010 and December 31, 2009, losses incurred under the Stop Loss Contract were $47.2 million and $49.1 million, respectively. The decrease is due to favorable development on claims subject to the Stop Loss Contract during the three months ended March 31, 2010. At September 30, 2010, the amount received under the Stop Loss Contract included $2.7 million held by the Company for losses covered under this contract that were incurred but not paid.
     The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the surety business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. In 2009, this agreement was amended so that the Company’s authority to conduct administrative, management, underwriting and claim functions for bonds written for the large national contractor discussed below shall continue until CCC’s bonds for such contractor have expired and claims have been settled or closed. This agreement was renewed on January 1,

2010 and expires on December 31, 2010 and is annually renewable thereafter. As of September 30, 2010 there were no amounts due to the CNA Surety insurance subsidiaries under this agreement.
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
     As of September 30, 2010 and December 31, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $10.6 million and $9.8 million, respectively, comprised of premiums receivable. Also, at September 30, 2010, CNA Surety had a receivable of $0.4 million carried in “Other assets” in the Company’s Condensed Consolidated Balance Sheets primarily related to the Administrative Services Agreement with CCC.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $23.4 million and $26.9 million at September 30, 2010 and December 31, 2009, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.
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
     At September 30, 2010, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,428.9 million of fixed income securities and $37.7 million of short-term investments and cash. At December 31, 2009, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,266.2 million of fixed income securities and $39.8 million of short-term investments and cash.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At September 30, 2010, the parent company’s invested assets consisted of $1.9 million of equity securities and $8.8 million of short-term investments and cash. At December 31, 2009, the parent company’s invested assets consisted of $1.6 million of equity securities and $14.0 million of short-term investments and cash. At September 30, 2010 and December 31, 2009, parent company short-term investments and cash included $7.3 million and $11.1 million, respectively, of cash and short-term investments primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $107.1 million for the nine months ended September 30, 2010 compared to net cash flow provided by operating activities of $109.7 million for the comparable period in 2009. This decrease results from higher federal income tax payments partially offset by lower net loss and loss adjustment expense payments, higher investment income received and lower commissions, brokerage and other underwriting expenses paid.
     The Company’s consolidated net cash flow provided by operating activities was $41.0 million for the three months ended September 30, 2010 compared to net cash flow provided by operating activities of $44.5 million for the comparable period in 2009. This decrease is due to the factors described above for the nine-month period ended September 30, 2010; however, the impact of higher federal income tax payments and the impact of lower commissions, brokerage and other underwriting expenses paid were significantly less for the three-month period.
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at LIBOR plus 337.5 basis points with a 30-year term. Beginning in May 2009, these securities may be redeemed, in whole or in part, at par value at any scheduled quarterly interest payment date. As of September 30, 2010, none of these preferred securities have been redeemed.
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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $56.6 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of September 30, 2010 and 2009, the interest rate on the junior subordinated debenture was 3.751% and 3.815%, respectively.
     The Company does not have any material off-balance sheet arrangements as defined by Item 303 of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934.

     A summary of the Company’s commitments as of September 30, 2010 is presented in the following table (in millions):

Contractual Obligations as of September 30, 2010	2010	2011	2012	2013	2014	Thereafter	Total
Debt (a)	$0.3	$1.2	$1.2	$1.2	$1.2	$53.3	$58.4
Operating leases	0.5	1.9	1.0	0.1	0.1	––	3.6
Loss and loss adjustment expense reserves	20.6	130.9	87.5	61.5	56.1	83.3	439.9
Other long-term liabilities (b)	0.1	1.6	1.2	0.7	0.4	10.4	14.4

Total	$21.5	$135.6	$90.9	$63.5	$57.8	$147.0	$516.3

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.
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
     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2010 is based on statutory surplus and income at and for the year ended December 31, 2009. Without prior regulatory approval in 2010, Western Surety may pay dividends of $122.9 million to CNA Surety. CNA Surety received dividends of $0.5 million from its non-insurance subsidiary and no dividends from its insurance subsidiaries during the first nine months of 2010. CNA Surety received no dividends from its non-insurance subsidiary and $2.0 million from its insurance subsidiaries during the first nine months of 2009.
     Combined statutory surplus totaled $763.3 million at September 30, 2010, resulting in a net written premium to statutory surplus ratio of 0.5 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2010 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $15 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of September 30, 2010, this regulation would limit Western Surety’s largest gross risk to $161.8 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the income tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received tax sharing payments of $46.8 million and $29.3 million from its subsidiaries for the nine months ended September 30, 2010 and September 30, 2009, respectively.
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
Financial Condition
Investment Portfolio
     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at September 30, 2010, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
September 30, 2010	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,287	$1,080	$—	$—	$18,367	$—
U.S. Agencies	6,521	309	—	––	6,830	––
Collateralized mortgage obligations — residential	24,268	1,814	—	––	26,082	––
Mortgage pass-through securities — residential	75,569	3,426	—	––	78,995	––
Obligations of states and political subdivisions	711,165	60,100	—	(786)	770,479	––
Corporate bonds	458,489	34,253	(25)	(74)	492,643	––
Collateralized mortgage obligations — commercial	10,019	770	—	––	10,789	––
Other asset-backed securities:
Second mortgages/home equity loans — residential	4,228	—	—	(242)	3,986	(1,021	) (a)
Consumer credit receivables	9,997	282	—	––	10,279	––
Other	9,686	742	––	––	10,428	––

Total fixed income securities	1,327,229	102,776	(25)	(1,102)	1,428,878	$(1,021)

Equity securities	1,736	211	—	—	1,947

Total	$1,328,965	$102,987	$(25)	$(1,102)	$1,430,825

(a)	The unrealized loss position of this security was $0.2 million at September 30, 2010.

     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2009, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
December 31, 2009	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,378	$970	$—	$—	$18,348	$—
U.S. Agencies	9,794	337	—	––	10,131	––
Collateralized mortgage obligations — residential	30,709	1,383	—	––	32,092	––
Mortgage pass-through securities — residential	94,453	2,336	(232)	––	96,557	––
Obligations of states and political subdivisions	696,505	35,847	(882)	(2,902)	728,568	––
Corporate bonds	334,136	11,478	(1,248)	(257)	344,109	––
Collateralized mortgage obligations — commercial	10,024	—	—	(351)	9,673	––
Other asset-backed securities:
Second mortgages/home equity loans — residential	5,501	—	—	(740)	4,761	(1,399	) (a)
Consumer credit receivables	11,055	528	—	––	11,583	––
Other	9,715	686	––	––	10,401	––

Total fixed income securities	1,219,270	53,565	(2,362)	(4,250)	1,266,223	$(1,399)

Equity securities	1,429	181	—	—	1,610

Total	$1,220,699	$53,746	$(2,362)	$(4,250)	$1,267,833

(a)	The unrealized loss position of this security was $0.5 million at December 31, 2009.
     The following table provides the composition of fixed income securities with an unrealized loss at September 30, 2010 in relation to the total of all fixed income securities by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss
Due after one year through five years	29%	9%
Due after five years through ten years	49	65
Due after ten years	16	5
Asset-backed securities	6	21

Total	100%	100%

     The following table summarizes for fixed income securities in an unrealized loss position at September 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	September 30, 2010		December 31, 2009
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade (a):
0-6 months	$—	$—	$162,087	$2,362
13-24 months	—	—	11,176	469
Greater than 24 months	8,155	422	32,932	2,065

Total investment grade	8,155	422	206,195	4,896
Non-investment grade:
0-6 months	6,235	25	—	—
Greater than 24 months	17,700	680	17,346	1,716

Total non-investment grade	23,935	705	17,346	1,716

Total	$32,090	$1,127	$223,541	$6,612

(a)	Investment grade is determined by using the Standard and Poor’s (“S&P”) rating. If a security is not rated by S&P, the Moody’s Investor Services (“Moody’s”) rating is used. As of September 30, 2010 and December 31, 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.
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
     At September 30, 2010, the Company holds 320 fixed income securities in an unrealized gain position with a total estimated fair value of $1,396.8 million and an aggregate gross unrealized gain of $102.8 million.
     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses
					Estimated
September 30, 2010	A	BBB	Total	Count	Fair Value
Fixed income securities:
Investment grade(a):
Obligations of states and political subdivisions	$348	$––	$348	1	$5,215
Corporate bonds	––	74	74	1	2,940

Total investment grade	348	74	422	2	8,155
Non-investment grade:
Obligations of states and political subdivisions	––	––	438	2	15,716
Corporate bonds	––	––	25	4	6,235
Other asset-backed securities:
Second mortgages/home equity loans — residential	––	––	242	1	1,984

Total non-investment grade	––	––	705	7	23,935

Total	$348	$74	$1,127	9	$32,090

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At September 30, 2010, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     As a result of improving market conditions, only two of the Company’s investment grade fixed income securities were in an unrealized loss position at September 30, 2010. One security, issued by a governmental utility authority, had an unrealized loss of $0.3 million, or 6.3% of the security’s amortized cost. The other security, issued by a large student loan provider, had an unrealized loss of $0.1 million, or 2.5% of the security’s amortized cost. The unrealized loss on each of these securities has improved compared to December 31, 2009 when the unrealized losses were $0.6 million, or 11.3% of amortized cost, and $0.3 million, or 8.5% of amortized cost, respectively. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at September 30, 2010.
     Seven of the Company’s non-investment grade fixed income securities were in an unrealized loss position at September 30, 2010. Two of these securities in an unrealized loss position are obligations of states and political subdivisions. Both of these securities were issued by governmental utility authorities. At September 30, 2010, one of these securities had an unrealized loss of $0.1 million, or 1.0% of its amortized cost, and the other had an unrealized loss of $0.4 million, or 3.5% of its amortized cost. The unrealized loss position of these securities was $1.2 million in total at December 31, 2009. Based on the underlying fundamentals of these securities, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. As such, the Company has not recorded an OTTI loss on these securities at September 30, 2010.
     During the third quarter of 2010, the Company began a program to invest a modest amount in non-investment grade corporate bonds due to the relative attractiveness of the sector. Four securities purchased under this program were in an unrealized loss position at September 30, 2010. In the aggregate, these four securities had an unrealized loss of less than $0.1 million as of September 30, 2010. Each of the individual securities was in an unrealized loss position representing less than 1.0% of that security’s amortized cost. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at September 30, 2010.
     At September 30, 2010 the Company’s exposure to sub-prime home loans is limited to two asset-backed securities collateralized by sub-prime home loans which originated prior to 2005. The estimated fair value of these securities was $4.0 million at September 30, 2010. One of these securities was in an unrealized loss position and rated below investment grade at September 30, 2010. During the nine months ended September 30, 2010, the Company received repayments on this security of $0.5 million, or approximately 18% of the par value outstanding at December 31, 2009. As discussed previously, this security was determined to have credit losses totaling $0.1 million during the nine months ended September 30, 2010. The non-credit component of this security’s OTTI recognized in accumulated other comprehensive income at September 30, 2010 was $0.2 million. The Company believes the non-credit component of the unrealized loss on this security is primarily attributable to this asset class being out of favor with investors and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of the adjusted amortized cost.
     As of September 30, 2010, $417.6 million of the Company’s investments were guaranteed by one of three major mono-line bond insurers. This includes $415.6 million of bonds of states and political obligations, or about 54% of the Company’s investments in this type of security. Investments in obligations of states and political subdivisions represent approximately 54% of the Company’s invested assets. The ratings on these securities reflect the higher of the underlying rating of the issuer or the insurer’s rating. Of the $417.6 million of bonds that were insured, $92.7 million of these securities reflect credit rating enhancement due to the guarantee. The underlying ratings of the enhanced securities are $66.8 million AA, $25.3 million A and $0.6 million BBB. The underlying ratings of all municipal holdings remain very strong and carry an average rating of AA. The Company views bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased. Based on the strong underlying credit quality of its insured bonds of states and political subdivisions, the Company believes that any impact of potential ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.
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
Impact of Pending Accounting Standards
     In October 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-26, “Financial Services – Insurance (Topic 944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” This updated accounting guidance modifies the definition of the types of costs incurred to acquire or renew insurance contracts that may be capitalized. Under the new guidance, these costs include those costs that are incremental direct costs and certain costs that are directly related to successful contract acquisitions. This accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with prospective or retrospective application allowed. The Company is currently assessing the available application methods as well as the impact this accounting guidance will have on its financial condition and results of operations.
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

     The tables below summarize the estimated effects of certain hypothetical changes in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. At September 30, 2010 and December 31, 2009, the selected hypothetical changes in market interest rates reflect the Company’s expectations of the reasonably possible scenarios over a one-year period and the hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

			Estimated Fair	Hypothetical
		Hypothetical	Value After	Percentage
	Fair Value at	Change in	Hypothetical	Decrease in
	September 30,	Interest Rate	Change in	Stockholders’
	2010	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$130,274
		200 bp increase	$123,338	(0.4)%
		150 bp increase	125,628	(0.3)
		100 bp increase	127,720	(0.2)
		50 bp increase	129,545	—

States, municipalities and political subdivisions	770,479
		200 bp increase	690,318	(5.0)
		150 bp increase	711,369	(3.7)
		100 bp increase	733,201	(2.3)
		50 bp increase	755,838	(0.9)

Corporate bonds	492,643
		200 bp increase	453,757	(2.4)
		150 bp increase	464,203	(1.8)
		100 bp increase	474,992	(1.1)
		50 bp increase	486,134	(0.4)

Mortgage-backed and asset-backed	35,482

		200 bp increase	34,086	(0.1)
		150 bp increase	34,473	(0.1)
		100 bp increase	34,869	—
		50 bp increase	35,273	—

Total fixed income securities available-for-sale	$1,428,878

		200 bp increase	1,301,499	(8.0)
		150 bp increase	1,335,673	(5.8)
		100 bp increase	1,370,782	(3.6)
		50 bp increase	1,406,790	(1.4)

			Estimated Fair	Hypothetical
		Hypothetical	Value After	Percentage
	Fair Value at	Change in	Hypothetical	Decrease in
	December 31,	Interest Rate	Change in	Stockholders’
	2009	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)
U.S. Government and government agencies and authorities	$157,128
		200 bp increase	$144,937	(0.9)%
		150 bp increase	148,310	(0.6)
		100 bp increase	151,570	(0.4)
		50 bp increase	154,580	(0.2)

States, municipalities and political subdivisions	728,568
		200 bp increase	641,122	(6.2)
		150 bp increase	661,735	(4.7)
		100 bp increase	683,176	(3.2)
		50 bp increase	705,453	(1.6)

Corporate bonds	344,109
		200 bp increase	310,703	(2.4)
		150 bp increase	318,610	(1.8)
		100 bp increase	326,806	(1.2)
		50 bp increase	335,301	(0.6)

Mortgage-backed and asset-backed	36,418

		200 bp increase	34,525	(0.1)
		150 bp increase	34,982	(0.1)
		100 bp increase	35,450	(0.1)
		50 bp increase	35,928	—

Total fixed income securities available-for-sale	$1,266,223

		200 bp increase	1,131,287	(9.6)
		150 bp increase	1,163,637	(7.2)
		100 bp increase	1,197,002	(4.9)
		50 bp increase	1,231,262	(2.4)
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. — None.
ITEM 5. OTHER INFORMATION — Reports on Form 8-K:
     July 30, 2010; CNA Surety Corporation Earnings Press Release issued on July 30, 2010.
     August 6, 2010; CNA Surety Corporation Change in Directors or Principal Officers issued on August 6, 2010.
ITEM 6. EXHIBITS

	Exhibit Number
Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.	31	(1)

Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.	31	(2)

Written Statement of the Chief Executive Officer of CNA Surety Corporation pursuant to 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).	32	(1)*

Written Statement of the Chief Financial Officer of CNA Surety Corporation pursuant to 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).	32	(2)*

*	Exhibits 32(1) and 32(2) are being furnished and shall not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. These Exhibits shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CNA SURETY CORPORATION (Registrant)
/s/ John F. Welch
John F. Welch
President and Chief Executive Officer

/s/ John F. Corcoran
John F. Corcoran
Senior Vice President and Chief Financial Officer

Date: October 29, 2010

EXHIBIT INDEX

31(1)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31(2)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32(1)	Written Statement of the Chief Executive Officer of CNA Surety Corporation pursuant to 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32(2)	Written Statement of the Chief Financial Officer of CNA Surety Corporation pursuant to 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).