Form 10-K
period 2010-12-31
CNA SURETY CORP
filed 2011-02-18
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates was $271.4 million based upon the closing price of $16.07 per share on June 30, 2010, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors, Officers and Major Stockholders, some of whom may not be held to be affiliates upon judicial determination.

At February 8, 2011, 44,773,357 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the CNA Surety Corporation Proxy Statement prepared for the 2011 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES

PART I.

ITEM 1.	BUSINESS

General

CNA Surety Corporation (“CNA Surety” or the “Company”) is an insurance holding company in the United States formed through the September 30, 1997 combination of the surety business of CNA Financial Corporation (“CNAF”) with Capsure Holdings Corp.’s (“Capsure”) insurance subsidiaries. CNA Surety is currently one of the largest surety providers in the United States with an approximate market share of 7.8% (based upon 2009 Surety and Fidelity Association of America (“SFAA”) written premium data). CNA Surety’s wide selection of surety products ranges from very small commercial bonds to large contract bonds.

Formation of CNA Surety and Merger

In December 1996, CNAF and Capsure agreed to merge (the “Merger”) the surety business of CNAF with Capsure’s insurance subsidiaries, Western Surety Company (“Western Surety”), Surety Bonding Company of America (“Surety Bonding”) and Universal Surety of America (“Universal Surety”), into CNA Surety. Through its insurance subsidiaries, CNAF owns approximately 61% of the outstanding common stock of CNA Surety. Loews Corporation owns approximately 90% of the outstanding common stock of CNAF. CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, “CCC”) and The Continental Insurance Company and its property and casualty affiliates (collectively, “CIC”).

CNAF Proposal

In October 2010, the Company received an unsolicited proposal from CNAF to acquire all of the outstanding shares of common stock that are not currently owned by subsidiaries of CNAF at a purchase price of $22.00 per share in cash (the “CNAF Proposal”). The Company’s Board of Directors appointed a special committee (the “Special Committee”), comprised solely of the Company’s three independent directors, to review and evaluate the CNAF proposal. The Special Committee retained both legal and financial advisors to assist in their consideration of the CNAF Proposal.

On February 4, 2011, the Special Committee announced that it does not support the terms of the proposal and advised CNAF that it is open to alternate proposals.

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

Financial Strength Ratings

A.M. Best Company, Inc.

In February 2010, A.M. Best Company, Inc. (“A.M. Best”) affirmed the A (Excellent) rating and stable rating outlook for Western Surety, Surety Bonding and Universal Surety. An A (Excellent) rating is assigned to those companies which A.M. Best believes have an excellent ability to meet their ongoing obligations to policyholders. A-rated insurers have been shown to be among the strongest in ability to meet policyholder and other contractual obligations. A.M. Best’s letter ratings range from A++ (Superior) to F (In Liquidation) with A++ being highest. The rating outlook indicates the potential direction of a company’s rating for an intermediate period, generally defined as the next 12 to 36 months.

Through intercompany reinsurance and related agreements, CNA Surety’s customers have access to CCC’s broader underwriting capacity. CCC’s A rating and stable rating outlook was also affirmed in February 2010.

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

The following tables set forth, for each principal class of bonds, gross written premiums, net written premiums and number of domestic bonds and policies in force and the respective percentages of the total for the past three years (amounts in thousands):

	Gross Written Premiums
		% of		% of		% of
	2010	Total	2009	Total	2008	Total

Contract	$278,375	63.2%	$274,848	62.7%	$300,236	64.3%
Commercial:
License and permit	75,133	17.1	75,594	17.3	80,291	17.2
Judicial and fiduciary	22,250	5.1	22,941	5.2	23,227	5.0
Public official	25,111	5.7	25,707	5.9	23,466	5.0
Other	8,822	2.0	9,306	2.1	9,015	1.9

Total commercial	131,316	29.9	133,548	30.5	135,999	29.1
Fidelity and other	30,463	6.9	29,909	6.8	30,892	6.6

	$440,154	100.0%	$438,305	100.0%	$467,127	100.0%

Domestic	$430,901	97.9%	$432,260	98.6%	$461,998	98.9%
International	9,253	2.1	6,045	1.4	5,129	1.1

	$440,154	100.0%	$438,305	100.0%	$467,127	100.0%

	Net Written Premiums
		% of		% of		% of
	2010	Total	2009	Total	2008	Total

Contract	$257,410	61.8%	$250,793	61.0%	$268,085	62.1%
Commercial	128,401	30.9	130,332	31.7	132,702	30.7
Fidelity and other	30,463	7.3	29,909	7.3	30,892	7.2

	$416,274	100.0%	$411,034	100.0%	$431,679	100.0%

Domestic	$407,021	97.8%	$404,989	98.5%	$426,570	98.8%
International	9,253	2.2	6,045	1.5	5,109	1.2

	$416,274	100.0%	$411,034	100.0%	$431,679	100.0%

	Domestic Bonds/Policies in Force as of December 31,
		% of		% of		% of
	2010	Total	2009	Total	2008	Total

Contract	26	1.2%	29	1.3%	31	1.3%
Commercial	1,650	76.0	1,711	75.8	1,836	76.4
Fidelity and other	495	22.8	517	22.9	537	22.3

	2,171	100.0%	2,257	100.0%	2,404	100.0%

The following table sets forth the average bond penalty/policy limit for each principal class of bonds for the past three years (amounts in thousands):

	Average Bond Penalty/Policy Limit as of
	December 31,
	2010	2009	2008

Contract	$1,286.4	$1,150.0	$1,236.7
Commercial	14.9	14.8	14.5
Fidelity and other	19.7	19.8	19.9

In 2010 no individual agency generated more than 1.2% of aggregate gross written premiums. Approximately $93.3 million, or 21.2%, of gross written premiums were generated from national insurance brokers in 2010 with the single largest national broker production comprising $22.9 million, or 5.2%, of gross written premiums.

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

The following table sets forth the distribution of the business of CNA Surety, by state based upon gross written premiums in each of the last three years:

	Years Ended December 31,
	2010	2009	2008

Gross Written Premiums by State:
California	8.9%	8.4%	9.2%
Texas	8.6	9.4	9.4
New York	5.0	4.9	5.0
Florida	4.9	5.7	6.0
Illinois	4.2	4.5	4.5
Massachusetts	3.6	3.3	3.1
Pennsylvania	3.2	3.1	2.8
Georgia	2.9	2.7	3.4
Colorado	2.5	2.3	2.7
Minnesota	2.4	1.8	2.2
All other(a)	53.8	53.9	51.7

Total	100.0%	100.0%	100.0%

(a)	Includes the District of Columbia and Puerto Rico. No other state represented more than 2.3% for the year ended December 31, 2010.

Contract Surety

The Company broadly targets contractors with less than $200 million in contracted work in progress, and more selectively targets contractors with larger work programs. During 2010, the Company extended its strategy to also target contractors with the largest work programs. Often referred to as “jumbo” contractors, these accounts are typically served by a group of sureties with each surety taking a share of the bonds written for the account. The Company’s contract market is comprised of small contractors (less than $10 million in work in progress), medium contractors ($10-$100 million) and large contractors (greater than $100 million). With respect to contract surety, exposures are measured in terms of bonded backlog which is an indication of the Company’s exposure in event of default before indemnification recoveries. The Company actively monitors the exposure on each account through a variety of underwriting methods. Some of these accounts are maintained on a “co-surety” or joint insurer basis with other sureties in order to manage aggregate exposure.

Commercial Surety

A large portion of the commercial surety market is comprised of small obligations that are routine in nature and require minimal underwriting. Customers are focused principally on prompt and efficient service. These small transactional bonds and related fidelity bonds and E&O products represent approximately 79% of the Company’s non-contract gross written premiums and 29% of the Company’s total gross written premiums.

The Company continues to focus its marketing efforts on this small commercial bond market through its Sioux Falls, South Dakota service center. In this market segment, CNA Surety emphasizes one-day response service, easy-to-use forms and an extensive array of commercial bond products. Independent agents use bONdLINE, which is an Internet-based tool, to request and deliver bonds. In addition, the Company may provide independent agents with pre-executed bond forms, powers of attorney and facsimile authorizations that allow them to issue many standard bonds in their offices. CNA Surety’s insurance subsidiaries may also direct their marketing to particular industries or classes of bonds on a broad basis. For instance, the Company maintains programs directed at notary bonds.

CNA Surety also maintains specific underwriting staff in Chicago, Illinois dedicated to middle market and “Fortune 1000” accounts. The Company’s corporate commercial account business represents approximately 21%

of the Company’s commercial gross written premiums and approximately 8% of the Company’s total gross written premiums.

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

Competition

The surety and fidelity market is highly competitive. According to 2009 data from the SFAA, the U.S. market aggregates approximately $6.3 billion in direct written premiums, comprised of approximately $5.2 billion in surety premiums and approximately $1.1 billion in fidelity premiums. The 20 largest surety companies account for approximately 82% of the domestic surety market and 94% of the domestic fidelity market. The large diversified insurance companies hold the largest market shares. In 2009, CNA Surety was the fourth largest surety provider with a 7.8% market share.

Primary competitors of CNA Surety are approximately 20 national, multi-line companies participating in the surety market throughout the country. Management believes that its principal strengths are diverse product offerings, service and accessibility and long-term relationships with agents and accounts. Competition increased as a result of ten years of profitable underwriting experience through 1999. This competition has typically manifested itself through reduced premium rates and relaxation of underwriting standards. Beginning in 2000 and through the end of 2005, the surety industry’s underwriting performance was negatively impacted by the significant increases in corporate defaults. Firming of rates, more stringent underwriting and an improved economy resulted in the surety and fidelity industry returning to profitability in 2006. The surety market has been profitable for most carriers since 2006 and competition remains strong. However, the surety market remains steady, with little, if any, deterioration in underwriting and pricing.

Reinsurance

The Company’s insurance subsidiaries, in the ordinary course of business, purchase reinsurance from other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk, minimize exposure on larger risks and allow us to meet certain regulatory restrictions that would otherwise limit the size of bonds the Company can write. Reinsurance contracts do not relieve the Company of its primary obligations to claimants. Therefore, a contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance contracts. The Company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk and establishes allowances for uncollectible amounts when indicated. At December 31, 2010, the Company holds approximately $4.2 million of letters of credit as collateral for reinsurance receivables.

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

The Company had no reinsurance receivable from affiliates as of December 31, 2010 or 2009. CNA Surety’s largest reinsurance recoverable from a third party, a company rated A+ by A.M. Best, was approximately $7.8 million and $9.0 million at December 31, 2010 and 2009, respectively.

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

The following table sets forth a reconciliation of the consolidated loss reserves reported in accordance with generally accepted accounting principles (“GAAP”), and the reserves reported to state insurance regulatory authorities in accordance with statutory accounting practices (“SAP”) as of December 31, 2010 (dollars in thousands):

Net reserves at end of year, GAAP basis	$346,082
Ceded reinsurance, net of indemnification	43,007

Gross reserves at end of year, GAAP basis	389,089
Estimated reinsurance recoverable netted against gross reserves for SAP	(43,007)
Net reserves on retroactive reinsurance assumed	(10,223)

Net reserves at end of year, SAP basis	$335,859

The following loss reserve development table illustrates the change over time of reserves established for the Company’s estimated losses and loss adjustment expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section shows re-estimates of the original recorded reserve as of the end of each successive year which is the result of management’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established and indicates whether the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims on net basis, excluding the effect of foreign exchange revaluation on loss reserves assumed in non-U.S. currencies, primarily the Canadian dollar. The loss reserve development table is cumulative as of each December 31, and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

	As of December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(Dollars in thousands)

Gross reserves for losses and loss adjustment expenses	$204,457	$315,811	$303,433	$413,539	$363,387	$424,449	$434,224	$472,842	$428,724	$406,123	$389,089
Originally reported ceded recoverable	70,159	166,318	137,301	158,357	116,831	147,435	144,858	150,496	83,691	50,968	43,007

Net reserves for losses and loss adjustment expenses	134,298	149,493	166,132	255,182	246,556	277,014	289,366	322,346	345,033	355,155	346,082

Net paid (cumulative) as of:
One year later	44,763	64,832	59,567	88,857	65,353	76,623	55,879	46,203	43,723	38,183	—
Two years later	75,825	98,885	100,595	128,607	92,582	120,462	81,802	70,941	69,129	—	—
Three years later	87,011	117,396	115,034	145,895	114,984	133,942	95,857	87,727	—	—	—
Four years later	93,154	132,891	125,740	158,257	124,742	145,133	107,901	—	—	—	—
Five years later	99,117	139,051	133,696	161,978	134,324	154,737	—	—	—	—	—
Six years later	100,628	139,125	136,669	171,446	143,127	—	—	—	—	—	—
Seven years later	98,737	145,058	143,254	179,455	—	—	—	—	—	—	—
Eight years later	102,953	147,770	149,139	—	—	—	—	—	—	—	—
Nine years later	104,865	150,802	—	—	—	—	—	—	—	—	—
Ten years later	104,969	—	—	—	—	—	—	—	—	—	—
Net reserves re-estimated as of:
End of initial year	134,298	149,493	166,132	255,182	246,556	277,014	289,366	322,346	345,033	355,155	346,082
One year later	139,110	155,673	205,422	254,570	223,223	271,704	284,312	276,845	290,751	278,936	—
Two years later	140,094	182,812	199,865	231,619	224,919	264,794	230,205	222,562	214,463	—	—
Three years later	132,504	169,340	195,191	246,244	218,301	232,115	202,172	187,263	—	—	—
Four years later	120,051	174,346	203,488	237,544	202,416	214,685	190,707	—	—	—	—
Five years later	119,471	174,847	196,258	225,537	193,888	223,881	—	—	—	—	—
Six years later	118,485	167,741	191,609	225,511	201,945	—	—	—	—	—	—
Seven years later	118,834	164,813	190,495	233,453	—	—	—	—	—	—	—
Eight years later	116,344	164,343	195,884	—	—	—	—	—	—	—	—
Nine years later	117,661	168,769	—	—	—	—	—	—	—	—	—
Ten years later	118,227	—	—	—	—	—	—	—	—	—	—

Total net redundancy (deficiency)	$16,071	$(19,276)	$(29,752)	$21,729	$44,611	$53,133	$98,659	$135,083	$130,570	$76,219	$—

Net redundancy (deficiency) due to foreign exchange	—	—	—	—	—	—	—	—	—	(110)	—

Cumulative net redundancy (deficiency) excluding foreign exchange	$16,071	$(19,276)	$(29,752)	$21,729	$44,611	$53,133	$98,659	$135,083	$130,570	$76,329	$—

Cumulative net redundancy (deficiency) as a % of original estimate	12.0%	(12.9)%	(17.9)%	8.5%	18.1%	19.2%	34.1%	41.9%	37.8%	21.5%	—%

The following table provides a reconciliation of the Company’s re-estimated reserves on a net basis provided above to the re-estimated reserves on a gross basis (dollars in thousands):

	As of December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Net reserves re-estimated	$118,227	$168,769	$195,884	$233,453	$201,945	$223,881	$190,707	$187,263	$214,463	$278,936
Re-estimated ceded recoverable	114,937	127,474	147,058	96,154	93,055	137,922	138,911	144,707	68,077	34,822

Gross reserves re-estimated	$233,164	$296,243	$342,942	$329,607	$295,000	$361,803	$329,618	$331,970	$282,540	$313,758

Total gross (deficiency) redundancy	$(28,707)	$19,568	$(39,509)	$83,932	$68,387	$62,646	$104,606	$140,872	$146,184	$92,365

Total gross (deficiency) redundancy due to foreign exchange)	—	—	—	—	—	—	—	—	—	(110)

Total gross (deficiency) redundancy excluding foreign exchange	$(28,707)	$19,568	$(39,509)	$83,932	$68,387	$62,646	$104,606	$140,872	$146,184	$92,475

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

Environmental Claims

The Company does not typically bond contractors that specialize in hazardous environmental remediation work. The Company does, however, provide bonding programs for several accounts that have incidental environmental exposure. In the commercial surety market, the Company provides bonds to large corporations that are in the business of mining various minerals and are obligated to post reclamation bonds that guarantee that property which was disturbed during mining is returned to an acceptable condition when the mining is completed. The Company also provides court and other surety bonds for large corporations wherein the underlying action involves environmental-related issues. While no environmental responsibility is overtly provided by commercial or contract bonds, some risk of environmental exposure may exist if the surety were to assume certain rights in the completion of a defaulted project or through salvage recovery. At December 31, 2010, the Company estimates it has no incurred losses on open claims of this nature.

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

Western Surety, Surety Bonding and Universal Surety are domiciled in South Dakota. Western Surety is licensed in all 50 states, the District of Columbia and Puerto Rico. Surety Bonding is licensed in 28 states and the District of Columbia. Universal Surety is licensed in 44 states and the District of Columbia.

Insurance regulations generally also require registration and periodic disclosure of certain information concerning ownership, financial condition, capital structure, general business operations and any material transactions or agreements by or among affiliates. Such regulation also typically restricts the ability of any one person to acquire 10% or more, either directly or indirectly, of a company’s stock without prior approval of the applicable insurance regulatory authority. In addition, dividends and other distributions to stockholders generally may be paid only out of unreserved and unrestricted statutory earned surplus. Such distributions may be subject to prior regulatory approval, including a review of the implications on Risk-Based Capital requirements. A discussion of Risk-Based Capital requirements for property and casualty insurance companies is included in both Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8., Note 13 of the Notes to the Consolidated Financial Statements, Statutory Financial Data. Without prior regulatory approval, Western Surety may pay stockholder dividends of $140.2 million to CNA Surety in 2011. For the year ended December 31, 2010, CNA Surety received no dividends from its insurance subsidiaries.

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

Certain states in which CNA Surety’s insurance subsidiaries conduct their business require insurers to join a guaranty association. Guaranty associations provide protection to policyholders of insurers licensed in such states against the insolvency of those insurers. In order to provide the associations with funds to pay certain claims under policies issued by insolvent insurers, the guaranty associations charge members assessments based on the amount of direct premiums written in that state. Such assessments were not material to CNA Surety’s results of operations in 2010.

Western Surety and Surety Bonding each qualifies as an acceptable surety for federal and other public works project bonds pursuant to U.S. Department of Treasury regulations. U.S. Treasury underwriting limitations are based on an insurer’s statutory surplus. The underwriting limitations of Western Surety and Surety Bonding were $54.7 million and $0.7 million, respectively, for the twelve-month period ended June 30, 2010. Effective July 1, 2010 through June 30, 2011, the underwriting limitations of Western Surety and Surety Bonding are $67.1 million and $0.8 million, respectively. Through a surety quota share treaty (the “Quota Share Treaty”) between CCC and Western Surety, discussed in both Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8., Note 6 of the Notes to the Consolidated Financial Statements, Reinsurance, CNA Surety has access to CCC and its affiliates’ U.S. Department of Treasury underwriting limitations. Effective July 1, 2010 through June 30, 2011, the underwriting limitations of CCC and its affiliates utilized under the Quota Share Treaty total $892.1 million. CNA Surety management believes that the foregoing U.S. Treasury underwriting limitations are sufficient for the conduct of its business.

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

An investment committee of CNA Surety’s Board of Directors (“Investment Committee”) establishes investment policy and oversees the management of each portfolio. A professional independent investment advisor has been engaged to assist in the management of each insurance subsidiary investment portfolio pursuant to established Investment Committee guidelines. The insurance subsidiaries pay an advisory fee based on the fair value of the assets under management.

Employees

As of December 31, 2010, the Company employed 719 persons. CNA Surety has not experienced any work stoppages. Management of CNA Surety believes its relations with its employees are good.

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

In addition, ownership of our common stock may be subject to risks associated with the liquidity of the investment. Approximately 61% of our common stock is owned by affiliates of CNAF. This concentration of ownership may reduce the number of market participants willing to purchase our stock and limit the ability of a minority owner to liquidate their position.

As previously discussed, the Company received an unsolicited proposal from CNAF to acquire all of the outstanding shares of common stock that are not currently owned by subsidiaries of CNAF at a purchase price of $22.00 per share in cash (the “CNAF Proposal”). Following public disclosure of the CNAF Proposal, the Company’s common stock has traded at levels substantially higher than prior to the CNAF Proposal. The price of the Company’s common stock is subject to significant risks associated with the CNAF Proposal including whether a transaction is completed, its financial terms and potential litigation.

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

CNA Surety leases its executive offices and its shared branch locations with CCC under the Administrative Services Agreement (“ASA”) with CCC discussed in detail in Item 8., Note 14 of the Notes to the Consolidated Financial Statements, Related Party Transactions. CNA Surety currently uses approximately 89,000 square feet and related personal property at 35 branch locations and its home and executive offices (30,360 square feet) in Chicago, Illinois. In 2010, CNA Surety’s annual rent under the ASA was approximately $2.1 million. Annual rent for space leased through the ASA will be approximately $2.0 million beginning January 1, 2011.

CNA Surety leases approximately 83,550 square feet of office space for its primary processing and service center at 101 South Phillips Avenue, Sioux Falls, South Dakota, under a lease expiring in 2012. The annual rent, which is subject to annual adjustments, was $1.8 million as of December 31, 2010. On September 21, 2010, CNA Surety entered into a lease agreement for a new property to be occupied following the expiration of the current lease. The new lease includes various contingencies including completion of construction of the building and office space to be occupied. The lease term shall be ten years from its commencement date as defined in the agreement. Other specific lease terms such as final rental square feet and cost will be finalized upon satisfaction of the required contingencies.

CNA Surety also leased space for contract and commercial branch offices in San Juan, Puerto Rico and Rocklin, California. Annual rent for these offices was $0.1 million with leases terminating in 2011 and 2012, respectively. In 2011, CNA Surety will also lease space in San Antonio, Texas, with a lease terminating in 2016. Annual rent under this lease will be less than $0.1 million.

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

The Company’s common stock (“Common Stock”) trades on the New York Stock Exchange under the symbol SUR. On February 8, 2011 the last reported sale price for the Common Stock was $25.16 per share. The following table shows the range of high and low sales prices for shares of the Common Stock as reported on the New York Stock Exchange during 2010 and 2009.

	High	Low

2010
4th Quarter	$24.00	$17.24
3rd Quarter	$18.00	$15.48
2nd Quarter	$18.09	$15.45
1st Quarter	$18.12	$13.80
2009
4th Quarter	$17.10	$13.24
3rd Quarter	$17.91	$12.80
2nd Quarter	$19.81	$13.03
1st Quarter	$19.80	$11.58

The following table and graph present the Company’s common stock market performance over the last five years compared to appropriate industry indices:

	Indexed Returns
	Years Ended December 31,
Company/Index	2005	2006	2007	2008	2009	2010

CNA Surety Corporation	100	147.56	135.83	131.78	102.20	162.53
Standard & Poor’s 500 Stock Index	100	113.62	117.63	72.36	89.33	100.75
Standard & Poor’s Property & Casualty Index	100	110.72	93.32	63.99	69.90	75.26

The number of stockholders of record of Common Stock on February 4, 2011 was approximately 2,300.

A summary of outstanding options and shares authorized for issuance under equity compensation plans as of December 31, 2010 follows:

	Number of Securities to be	Weighted-Average	Number of Securities Remaining
	Issued Upon the Exercise of	Exercise Price of	Available for Future Issuance
	Outstanding Options	Outstanding Options	Under Equity Compensation Plans

Equity compensation plans approved by security holders	1,093,181	$15.67	2,009,145

Dividends

Effective November 21, 2002, the Company announced that its Board of Directors suspended its quarterly cash dividend. The reintroduction of a quarterly or annual dividend and the amount of any such dividend will be reassessed at future Board meetings.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information for CNA Surety as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 has been derived from the Consolidated Financial Statements and Notes thereto.

	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)

Total revenues	$472,693	$473,442	$477,624	$465,697	$431,693

Gross written premiums	$440,154	$438,305	$467,127	$471,660	$451,356

Net written premiums	$416,274	$411,034	$431,679	$428,289	$409,629

Net earned premium	$418,017	$421,872	$431,696	$421,506	$393,642
Net losses and loss adjustment expenses(a)	45,235	69,416	80,844	103,124	95,830
Net commissions, brokerage and other underwriting expenses	227,732	233,427	235,420	227,412	216,560
Net investment income	53,591	50,371	47,302	44,636	39,324
Net realized investment gains (losses)	1,085	1,199	(1,374)	(445)	(1,273)
Interest expense	1,164	1,391	2,148	2,918	3,669
Other expense(b)	1,474	—	—	—	—

Income before income taxes	197,088	169,208	159,212	132,243	115,634
Income tax expense	62,668	51,347	48,809	39,747	32,816

Net income	$134,420	$117,861	$110,403	$92,496	$82,818

Basic earnings per common share	$3.03	$2.66	$2.50	$2.10	$1.90

Diluted earnings per common share	$3.02	$2.65	$2.49	$2.09	$1.89

Loss ratio(a)	10.8%	16.5%	18.7%	24.5%	24.3%
Expense ratio(b)	54.5	55.3	54.5	54.0	55.0

Combined ratio(a)(b)	65.3%	71.8%	73.2%	78.5%	79.3%

Invested assets and cash	$1,466,693	$1,322,654	$1,126,079	$1,024,826	$897,285
Goodwill and other intangible assets, net of accumulated amortization	138,785	138,785	138,785	138,785	138,785
Total assets	1,837,734	1,709,035	1,565,519	1,507,654	1,368,333
Insurance reserves	635,075	653,899	687,548	731,772	688,027
Debt	30,930	30,930	30,892	30,791	30,690
Total liabilities	769,001	785,951	798,224	839,949	802,431
Stockholders’ equity	1,068,733	923,084	767,295	667,705	565,902
Book value per share	$23.88	$20.85	$17.37	$15.13	$12.90

(a)	Includes the effect of re-estimates of prior year reserves, known as reserve development. The dollar amount of these reserve reductions were $76.3 million, $54.3 million, $45.5 million, $5.1 million and $5.3 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. The percentage point effect of these reserve reductions on the loss and combined ratios for these years were 18.3, 12.8, 10.6, 1.2 and 1.4 percentage points, respectively.

(b)	Includes expenses of $1.5 million incurred related to the evaluation of the CNAF Proposal. These expenses are shown as “Other expense” in the Consolidated Statements of Income and are not included in the expense or combined ratios.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CNA Surety Corporation is an insurance holding company in the United States. Through its insurance subsidiaries, CNA Financial Corporation (“CNAF”) owns approximately 61% of the outstanding common stock of CNA Surety Corporation. Loews Corporation owns approximately 90% of the outstanding common stock of CNAF. The following is a discussion and analysis of CNA Surety Corporation and its subsidiaries’ (collectively, “CNA Surety” or the “Company”) operating results, liquidity and capital resources and financial condition. The most significant risks and uncertainties impacting the operating performance and financial condition of the Company are discussed in Item 1A., Risk Factors, of this Form 10-K. This discussion should be read in conjunction with the Consolidated Financial Statements of CNA Surety and Notes thereto.

CNAF Proposal

In October 2010, the Company received an unsolicited proposal from CNAF to acquire all of the outstanding shares of common stock that are not currently owned by subsidiaries of CNAF at a purchase price of $22.00 per share in cash (the “CNAF Proposal”). The Company’s Board of Directors appointed a special committee (the “Special Committee”), comprised solely of the Company’s three independent directors, to review and evaluate the CNAF proposal. The Special Committee retained both legal and financial advisors to assist in their consideration of the CNAF Proposal.

On February 4, 201l, the Special Committee announced that it does not support the terms of the proposal and advised CNAF that it is open to alternate proposals.

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

The following table shows the estimated liability as of December 31, 2010 for unpaid claims applicable to reported claims and to IBNR (dollars in thousands) for each sub-line of business:

	Gross Case Loss	Gross IBNR Loss	Total Gross
	and LAE Reserves	and LAE Reserves	Reserves

Contract	$78,737	$178,153	$256,890
Commercial	49,498	71,737	121,235
Fidelity and other	3,586	7,378	10,964

Total	$131,821	$257,268	$389,089

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

The indicated reserve, or actuarial point estimate, was developed by reviewing the Company’s claims experience by accident year for individual sub-lines of business. Within each sub-line, the selection of the point estimate was made after consideration of the appropriateness of the various projection methodologies in light of the sub-line’s loss characteristics and historical data. In general, for the older, more mature, accident years the historical development method (i.e., link ratio method) was relied upon more heavily. For the more recent years, the indicated reserves were more heavily based on the Bornhuetter-Ferguson and loss ratio methods since these are not as reliant on the Company’s large (i.e., leveraged) development factors and thus are believed to represent a more stable set of methods from which to select indicated reserves for the more recent years.

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

The following table shows the point estimate as determined by the actuarial analysis as compared to the actual loss reserve established by management, both gross and net of reinsurance (dollars in thousands):

	December 31,
	2010	2009

Gross basis:
Recorded loss reserves	$389,089	$406,123
Actuarial point estimate	383,017	383,378

Difference	$6,072	$22,745

Difference as a % of actuarial point estimate	1.6%	5.9%
Net basis:
Recorded loss reserves	$346,082	$355,155
Actuarial point estimate	340,580	323,575

Difference	$5,502	$31,580

Difference as a % of actuarial point estimate	1.6%	9.8%

At December 31, 2010, management’s recorded gross and net reserves were higher than the actuarial point estimate. Management recorded reserves that were materially consistent with the actuarial point estimates for accident years 2008 and prior. For accident years 2009 and 2010, management recorded reserves that deviated from the actuarial indications due to the belief that the potential impact on losses of the economic recession and associated challenges facing construction firms was not fully reflected in the actuarial analyses. To determine the recorded reserves for accident years 2009 and 2010, management used the same methodology that was used in 2009. This methodology relied on an analysis of past experience for accident years that were impacted by periods of economic difficulties. This analysis was influenced by management’s assessment of key factors like the length and depth of the recession, the particular challenges facing construction firms, the financial strength of bonded contractors, the contractors’ responses to the economic challenges and the Company’s and the industry’s underwriting discipline. This analysis also included adjustments to historical results to reflect differences in premium rates, reinsurance coverage and changes in underwriting appetite, particularly related to large commercial risks.

At December 31, 2009, management’s recorded gross and net reserves were also higher than the actuarial point estimate primarily due to the factors and analysis described above as related to accident years 2008 and 2009. Recorded reserves for accident years 2007 and prior were materially consistent with the actuarial point estimates.

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

At December 31, 2010, the range of reasonable loss reserve estimates, net of reinsurance receivables, was from $313 million to $381 million. Ranges of reasonable loss reserve estimates are not calculated for the sub-lines of business. Management believes that the range calculated over total reserves provides the most meaningful information due to the importance of correlation of losses between the sub-lines of business related to the impact of general economic conditions.

The primary factors that would result in the Company’s actual losses being closer to either end of the reserve range are the number of large claims, as well as the number of large indemnification amounts. In other words, the primary factors that, if they were to occur, would result in the Company’s actual payments being at the high end of the indicated range are if the Company experiences an unusually high number of large claims and/or an unusually low number of large indemnification recoveries. Conversely, if the Company were to experience an unusually low number of large claims and/or an unusually high number of large indemnification recoveries, the Company’s actual payments would tend to be at the low end of the range. These variations in outcomes could be driven by broader issues such as the state of the construction economy or the level of corporate defaults, or by the specific facts and circumstances surrounding individual claims. Again, it is important to note that it is possible that the actual payments could fall outside of the estimated range.

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

All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the first-in, first-out method. Cash flows from purchases, sales and maturities of fixed income and equity securities are reported gross in the investing activities section of the Consolidated Statements of Cash Flows.

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

Goodwill and Other Intangible Assets

CNA Surety’s Consolidated Balance Sheets as of December 31, 2010 and 2009 include goodwill and intangible assets of approximately $138.8 million. This amount primarily represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp.

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

Insurance premium receivables do not include financing costs or other fees and are presented net of an estimated allowance for doubtful accounts. This allowance is based on a periodic evaluation of the aging and collectibility of premium receivables. Premium receivables and any related allowance are written off after collection efforts have been exhausted.

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

Comparison of CNA Surety Actual Results for the Years Ended December 31, 2010, 2009 and 2008

Analysis of Net Income

The Company had net income of $134.4 million for the year ended December 31, 2010 as compared to $117.9 million for the year ended December 31, 2009 and $110.4 million for the year ended December 31, 2008. The increase in net income in 2010 over 2009 reflects the higher levels of favorable loss development discussed below, lower underwriting expenses and higher investment income, partially offset by lower net earned premium. The increase in net income in 2009 over 2008 reflects the higher levels of favorable loss development discussed below and higher investment income, partially offset by lower net earned premium.

The components of net income are discussed in the following sections.

Results of Insurance Operations

Underwriting components for the Company for the years ended December 31, 2010, 2009 and 2008 are summarized in the following table (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008

Gross written premium	$440,154	$438,305	$467,127

Net written premium	$416,274	$411,034	$431,679

Net earned premium	$418,017	$421,872	$431,696

Net losses and loss adjustment expenses	$45,235	$69,416	$80,844

Net commissions, brokerage and other underwriting expenses	$227,732	$233,427	$235,420

Loss ratio	10.8%	16.5%	18.7%
Expense ratio	54.5	55.3	54.5

Combined ratio	65.3%	71.8%	73.2%

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

CNA Surety also assumes premium on contract and commercial surety bonds for international risks. Such premiums are assumed pursuant to the terms of reinsurance treaties or as a result of specific international bond requirements of domestic customers. For the years ended December 31, 2010, 2009, and 2008, assumed premiums written under such arrangements were $4.3 million, $2.4 million and $2.1 million, respectively.

Gross written premium, which is the aggregate of direct written premiums and assumed written premiums, for the years ended December 31, 2010, 2009 and 2008 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2010	2009	2008

Contract	$278,375	$274,848	$300,236
Commercial	131,316	133,548	135,999
Fidelity and other	30,463	29,909	30,892

	$440,154	$438,305	$467,127

For 2010, gross written premiums increased 0.4 percent to $440.2 million as compared to 2009. Gross written premiums for contract surety increased 1.3 percent to $278.4 million despite continued challenges in the construction industry. For 2010, commercial surety gross written premiums decreased 1.7 percent compared to 2009 due to a modest decline in the small commercial market, partially offset by selective growth in the corporate commercial market. Fidelity and other premiums increased 1.9 percent to $30.5 million.

For 2009, gross written premiums decreased 6.2 percent to $438.3 million as compared to 2008. Gross written premiums for contract surety decreased 8.5 percent to $274.8 million primarily due to lower demand resulting from fewer new construction projects. For 2009, commercial surety gross written premiums decreased 1.8 percent compared to 2008 due, in part, to continued adverse economic conditions. Commercial surety gross written premiums for 2008 included a non-recurring premium recognition from a single account of $1.1 million. Fidelity and other premiums decreased 3.2 percent to $29.9 million.

The Company’s insurance subsidiaries purchase reinsurance from other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. The cost of this reinsurance is recorded as ceded written premium. Ceded written premiums decreased from $27.3 million to $23.9 million for 2010 compared to 2009 primarily due to the lower cost of the Company’s 2010 third party excess of loss treaty.

Ceded written premium in 2009 decreased compared to 2008 from $35.5 million to $27.3 million. The Company’s decision to increase the per principal retention from $10.0 million to $15.0 million resulted in lower ceded premiums on the 2009 third party excess of loss treaty. Further, 2008 ceded written premium included $4.2 million recorded as a result of additional losses ceded under the 2007 excess of loss treaty as compared to $0.5 million recorded in 2009 as the result of additional losses ceded under the 2007 third party excess of loss treaty.

Net written premiums, which is gross written premiums less ceded written premiums, for the years ended December 31, 2010, 2009 and 2008 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2010	2009	2008

Contract	$257,410	$250,793	$268,085
Commercial	128,401	130,332	132,702
Fidelity and other	30,463	29,909	30,892

	$416,274	$411,034	$431,679

Net written premiums are recognized as revenue over the policy term as net earned premiums. Net earned premiums for the years ended December 31, 2010, 2009 and 2008 are shown in the table below (dollars in thousands) for each sub-line of business:

	Years Ended December 31,
	2010	2009	2008

Contract	$256,696	$259,324	$266,551
Commercial	131,001	131,923	133,699
Fidelity and other	30,320	30,625	31,446

	$418,017	$421,872	$431,696

Net earned premiums were $418.0 million in 2010 compared to $421.9 million in 2009. While net written premiums for the current year increased, the impact of adverse economic conditions on prior year net written premium is reflected in this $3.9 million decrease. Net earned premiums for contract surety business decreased 1.0 percent to $256.7 million for 2010 compared to 2009. Net earned premiums for commercial surety decreased 0.7 percent to $131.0 million for 2010 compared to 2009. Net earned premium for fidelity and other premiums decreased 1.0 percent to $30.3 million for 2010 compared to 2009.

For 2009, net earned premiums decreased by $9.8 million to $421.9 million as compared to 2008 reflecting continued adverse economic conditions, partially offset by the decrease in ceded written premiums discussed above. Ceded earned premiums decreased $8.1 million to $27.5 million for 2009 compared to 2008. Net earned premiums for contract surety business decreased 2.7 percent to $259.3 million for 2009 compared to 2008. Net earned premiums for commercial surety decreased 1.3 percent to $131.9 million for 2009 compared to 2008. Net earned premium for fidelity and other premiums decreased 2.6 percent to $30.6 million for 2009 compared to 2008.

Net Loss Ratio

The loss ratios for the years ended December 31, 2010, 2009 and 2008 were 10.8%, 16.5% and 18.7%, respectively. These loss ratios include re-estimates of prior accident year reserves, known as reserve development. The dollar amount and percentage point effect of these reserve reductions were $76.3 million, or 18.3 percentage points, $54.3 million, or 12.8 percentage points, and $45.5 million, or 10.6 percentage points, for the years ended December 31, 2010, 2009, and 2008, respectively.

The favorable development for 2010 was primarily related to accident years 2008, 2007 and 2006. Loss experience for the 2007 and 2006 accident years continued to be lower than expected, particularly for large losses.

Beginning in 2008, the Company began recording higher loss provisions for the current accident year in response to the severe deterioration in economic conditions that began in 2008. The results of subsequent actuarial reviews indicated redundancies for accident year 2008, but management believed that the potential impacts of the economic downturn were not fully recognized by the actuarial methodologies and maintained their higher loss estimates. The actuarial review performed in 2010 indicated a larger redundancy for accident year 2008 than at December 31, 2009. At December 31, 2010, management believed that the experience for the 2008 accident year was sufficiently mature to make the actuarial indication credible and adjusted the reserves to the actuarial indication. In retrospect, it appears that this deterioration in economic conditions did not begin to impact loss activity until the 2009 accident year. The Company’s estimates of losses for accident years 2010 and 2009 continue to reflect the impact of the difficult economic conditions.

The favorable development in 2009 resulted primarily from a level of loss activity substantially below expectations for accident years 2006 and 2007. This level of loss activity was particularly influenced by a lower than expected emergence of large claims. Significant case reserve reductions and better than expected indemnification recoveries for accident years 2005 and prior also contributed to the favorable development in 2009. The Company’s initial estimates of losses for accident year 2009 and the estimate for accident year 2008 continued to reflect the expected impact of less favorable economic conditions.

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

Expense Ratio

The expense ratio for the year ended December 31, 2010 decreased to 54.5% from 55.3% in 2009. The expense ratio for 2009 included impairments of capitalized software development costs related to in-development projects that the Company decided to terminate. These impairments totaled $4.9 million, which added 1.1 percentage points to the expense ratio for 2009.

In 2009, the expense ratio increased to 55.3% from 54.5% in 2008 due to these impairments.

Other Expense

As previously discussed, in October 2010, the Company received an unsolicited proposal from CNAF to acquire all of the outstanding shares of common stock that are not currently owned by subsidiaries of CNAF. The Special Committee appointed to review and evaluate the CNAF Proposal retained both legal and financial advisors to assist in their consideration of the CNAF Proposal. The Company incurred expenses of $1.5 million in 2010 related to the evaluation of the CNAF Proposal. These expenses are shown as “Other expense” in the Consolidated Statements of Income and are not included in the expense ratio discussed above.

Investment Income and Realized Investment Gains/Losses

For 2010, net investment income was $53.6 million compared to net investment income for 2009 and 2008 of $50.4 million and $47.3 million, respectively. The annualized pre-tax yield was 4.0%, 4.2% and 4.4% for 2010, 2009 and 2008, respectively. The annualized after-tax yield was 3.2%, 3.5% and 3.6% for 2010, 2009 and 2008, respectively. The increase in net investment income for 2010 and 2009 is primarily attributable to higher overall invested assets resulting from significant cash flow from operations, partially offset by a decline in yields.

The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008

Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$1,225	$1,731	$—
Gross realized investment losses:
Other-than-temporary impairment losses	(122)	(116)	(978)
Realized losses from sales	(56)	(393)	(19)

Total gross realized investment losses	(178)	(509)	(997)

Net realized investment gains (losses) on fixed income securities	1,047	1,222	(997)

Equity securities:
Gross realized investment gains	38	44	13
Gross realized investment losses:
Other-than-temporary impairment losses	—	(46)	(343)
Realized losses from sales	—	(20)	(46)

Total gross realized investment losses	—	(66)	(389)

Net realized investment gains (losses) on equity securities	38	(22)	(376)

Other	—	(1)	(1)

Net realized investment gains (losses)	$1,085	$1,199	$(1,374)

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

Interest Expense

The benchmark interest rate for the Company’s variable interest rate debt is the London Interbank Offered Rate (“LIBOR”). Due to lower three-month LIBOR rates, interest expense decreased $0.2 million, or 16.3 percent, for 2010 compared to 2009. Interest expense also decreased $0.8 million, or 35.2 percent for 2009 compared to 2008 due to lower interest rates. Weighted average debt outstanding was $30.9 million for each of these periods. The weighted average interest rate for 2010, 2009 and 2008 was 3.7%, 4.3% and 6.4%, respectively.

Income Taxes

The Company’s income tax expense was $62.7 million for 2010, $51.3 million for 2009 and $48.8 million for 2008. The effective income tax rates were 31.8%, 30.3% and 30.7% for 2010, 2009 and 2008, respectively. The effective tax rates are lower than the statutory tax rates primarily due to the Company’s ability to exclude interest income from its significant investments in tax-exempt securities. Investment income included income from tax-exempt securities of $24.9 million, $25.5 million and $23.8 million in 2010, 2009 and 2008, respectively.

Exposure Management

The Company’s business is subject to certain risks and uncertainties associated with the current economic environment and corporate credit conditions. In response to these risks and uncertainties, the Company has enacted various exposure management initiatives. With respect to risks on large commercial accounts, the Company generally limits its exposure to $50.0 million per account, but will selectively accept higher exposures.

With respect to contract surety, the Company’s portfolio is predominantly comprised of contractors with bonded backlog of less than $30.0 million. Bonded backlog is an estimate of the Company’s exposure in the event of default before indemnification. The Company does have accounts with bonded backlogs significantly greater than $30.0 million.

The Company manages its exposure on each account and aggressively looks for co-surety, shared accounts and other means to support or reduce larger exposures. Reinsurance and indemnification rights, including rights to contract proceeds on construction projects in the event of default, exist that substantially reduce CNA Surety’s exposure to loss.

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

At December 31, 2010, Munich Reinsurance America, Inc., Hannover Rückversicherung AG, Odyssey America Reinsurance Corporation, Endurance Reinsurance Corp. of America and Renaissance Reinsurance Ltd. were the five unaffiliated reinsurers from which the Company had its largest reinsurance receivables. Each of these reinsurers was rated at least A by A.M. Best Company, Inc. (“A.M. Best”). There were no amounts past due under reinsurance contracts and no allowances were established for uncollectible reinsurance receivables at December 31, 2010 or 2009.

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

2010 Third Party Reinsurance

Effective January 1, 2010, CNA Surety entered into an excess of loss treaty (“2010 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2009 Excess of Loss Treaty. Under the 2010 Excess of Loss Treaty, the Company’s net retention per principal was $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $12.3 million based on losses ceded under the contract. The actual ceded premiums for the 2010 Excess of Loss Treaty were $23.7 million.

2011 Third Party Reinsurance

Effective January 1, 2011, CNA Surety entered into an excess of loss treaty (“2011 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2010 Excess of Loss Treaty. Under the 2011 Excess of Loss Treaty, the Company’s net retention per principal remains at $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2011 on bonds that were in force during 2011. The contract also includes a provision for additional premiums of up to $10.7 million based on losses ceded under the contract. The base annual premium for the 2011 Excess of Loss Treaty is $21.7 million.

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

Through the Quota Share Treaty, CCC and CIC transfer to Western Surety surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2010 and expired on December 31, 2010. The Quota Share treaty was renewed on substantially the same terms on January 1, 2011 and expires on December 31, 2011 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2010 and 2009 this resulted in an override commission on their actual direct acquisition costs of 4.7% and 4.8%, respectively, to CCC and CIC.

Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through December 31, 2010.

Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the Company’s insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the Company’s insurance subsidiaries paid CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through December 31, 2010, losses incurred under the Stop Loss Contract were $47.2 million. Through December 31, 2009, losses incurred under the Stop Loss Contract were $49.1 million. The net amount settled in 2010 under this contract was $1.9 million paid to CCC as a result of favorable development on claims subject to the Stop Loss Contract. At December 31, 2010, the amount received under the Stop Loss Contract included $2.7 million held by the Company for losses covered under this contract that were incurred but not paid.

The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the surety business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. In 2009, this agreement was amended so that the Company’s authority to conduct administrative, management, underwriting and claim functions for bonds written for the large national contractor discussed below shall continue until CCC’s bonds for such contractor have expired and claims have been settled or closed. This agreement was renewed on January 1, 2010 and expired on December 31, 2010. As of December 31, 2010 and 2009, there were no amounts due to the CNA Surety insurance subsidiaries under this agreement. This agreement was renewed with the same terms on January 1, 2011 and expires on December 31, 2011 and is annually renewable thereafter.

From January 1, 2005 to June 30, 2009, the Company and CCC were parties to an excess of loss contract, and extensions to that contract, that provided unlimited reinsurance coverage in excess of $60 million retention for the life of bonds either in force or written during the contract periods exclusively for one large national contractor excluded from the Company’s third party reinsurance. Premiums for these contracts totaled $8.6 million and included an initial premium of $7.0 million and premiums of $1.6 million based on the level of premiums written on bonds for the large national contractor.

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

On January 1, 2010, the Company and CCC entered into separate agreements that provide for the transfer of the Canadian surety business of CCC to Western Surety. These agreements, which include a quota share treaty (the “Canadian Quota Share Treaty”) and a services and indemnity agreement (the “Canadian Services and Indemnity Agreement”), are substantially similar to the Quota Share Treaty and the Services and Indemnity Agreement discussed above. The Canadian Services and Indemnity Agreement provides Western Surety with the authority to supervise various administrative, underwriting and claim functions associated with the surety business written by CCC, through its Canadian branch, on behalf of the Company. Through the Canadian Quota Share Treaty, this Canadian surety business is transferred to Western Surety. Pursuant to these agreements, CCC will transfer the subject premium and related liabilities of such business and pay to Western Surety an amount equal to CCC’s net written premiums on all such business, minus a ceding commission of 33.5% of net written premiums. Further, Western Surety will pay an additional ceding commission to CCC in the amount of actual direct expense in producing such premium. These agreements expired on December 31, 2010. These agreements renewed with the same terms on January 1, 2011 and expire on December 31, 2011 and are annually renewable thereafter.

As of December 31, 2010 and December 31, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $10.8 million and $9.8 million, respectively, comprised of premiums receivable. CNA Surety had no reinsurance payables to CCC or CIC as of December 31, 2010.

The Company’s Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $23.4 million and $26.9 million at December 31, 2010 and December 31, 2009, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.

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

At December 31, 2010, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,404.4 million of fixed income securities, $39.7 million of short-term investments and $3.4 million of cash. At December 31, 2009, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,266.2 million of fixed income securities, $36.9 million of short-term investments and $2.9 million of cash.

Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. In 2010, parent company cash flows included significant cash flows from the exercise of stock options under the Company’s stock-based compensation plan. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At December 31, 2010, the parent company’s invested assets consisted of $1.9 million of equity securities and $16.7 million of short-term investments and cash. At December 31, 2009, the parent company’s invested assets consisted of $1.6 million of equity securities and $14.0 million of short-term investments and cash. At December 31, 2010 and December 31, 2009, parent company short-term investments and cash included $11.5 million and $11.1 million, respectively, of cash and short-term investments primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.

The Company’s consolidated net cash flow provided by operating activities was $142.1 million, $158.0 million and $124.2 million for 2010, 2009 and 2008, respectively. The decrease in net cash flow provided by operating activities in 2010 primarily relates to higher income tax payments partially offset by lower claim payments. The increase in net cash flow provided by operating activities in 2009 compared to 2008 primarily relates to the absence of the payment of $23.6 million, net of reinsurance recoveries, in 2008 in settlement of a large claim that had been fully reserved. This increase also reflects the impact of lower ceded premiums and lower federal income tax payments.

In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at the LIBOR plus 337.5 basis points with a 30-year term. As of May 2009, the Company may redeem these securities, in whole or in part, at par value at any scheduled quarterly interest payment date. As of December 31, 2010, none of these preferred securities have been redeemed.

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

The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $55.7 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of December 31, 2010 and 2009, the interest rate on the junior subordinated debenture was 3.66% and 3.65%, respectively.

The Company does not have any material off-balance sheet arrangements as defined by Item 303 of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934.

A summary of the Company’s contractual obligations as of December 31, 2010 is presented in the following table:

Contractual Obligations as of
December 31, 2010	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)

Debt(a)	$1.1	$1.1	$1.1	$1.1	$1.1	$51.9	$57.4
Operating leases	2.0	1.1	0.2	0.2	0.2	—	3.7
Loss and loss adjustment expense reserves	104.3	96.1	64.2	40.5	26.0	58.0	389.1
Other long-term liabilities(b)	1.8	1.4	0.9	0.4	0.5	11.4	16.4

Total	$109.2	$99.7	$66.4	$42.2	$27.8	$121.3	$466.6

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.

In addition to the operating lease obligations included in the table above, on September 21, 2010, CNA Surety entered into a lease agreement for a new property to be occupied following the 2012 expiration of the lease for its primary processing and service center in Sioux Falls, South Dakota. The new lease includes various contingencies including completion of construction of the building and office space to be occupied. The lease term shall be ten years from its commencement date as defined in the agreement. Other specific lease terms such as final rental square feet and cost will be finalized upon satisfaction of the required contingencies.

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

The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2011 is based on statutory surplus and income at and for the year ended December 31, 2010. Without prior regulatory approval in 2011, Western Surety may pay dividends of $140.2 million to CNA Surety. CNA Surety received no dividends from its insurance subsidiaries in 2010. CNA Surety received dividends of $5.0 million and $3.0 million from its insurance subsidiaries during 2009 and 2008, respectively. CNA Surety received dividends of $0.5 million from its non-insurance subsidiaries during 2010. CNA Surety did not receive any dividends from its non-insurance subsidiaries during 2009 and 2008.

Combined statutory surplus totaled $825.6 million at December 31, 2010, resulting in a net written premium to statutory surplus ratio of 0.5 to 1. Insurance regulations restrict the insurance subsidiaries’ maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2011 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $15 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of December 31, 2010, this regulation would limit Western Surety’s largest gross risk to $168.1 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.

In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the income tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received tax-sharing payments of $61.9 million from its subsidiaries for 2010, $41.3 million for 2009 and $48.6 million for 2008.

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

Financial Condition

Investment Portfolio

The following table summarizes the distribution of the Company’s fixed income and equity portfolios at estimated fair values as of December 31, 2010 and 2009 (dollars in thousands):

	December 31,		December 31,
	2010		2009
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,202	1.3%	$18,348	1.4%
U.S. Agencies	6,768	0.5	10,131	0.8
Collateralized mortgage obligations — residential	22,327	1.6	32,092	2.5
Mortgage pass-through securities — residential	72,047	5.1	96,557	7.6
Obligations of states and political subdivisions	770,608	54.8	728,568	57.5
Corporate bonds	476,873	33.9	344,109	27.1
Collateralized mortgage obligations — commercial	10,585	0.8	9,673	0.8
Other asset-backed securities:
Second mortgages/home equity loans — residential	3,522	0.3	4,761	0.4
Consumer credit receivables	10,156	0.7	11,583	0.9
Other	13,287	0.9	10,401	0.9

Total fixed income securities	1,404,375	99.9%	1,266,223	99.9%
Equity securities	1,916	0.1	1,610	0.1

Total	$1,406,291	100.0%	$1,267,833	100.0%

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

The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2010, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
December 31, 2010	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,288	$914	$—	$—	$18,202	$—
U.S. Agencies	6,518	250	—	—	6,768	—
Collateralized mortgage obligations — residential	20,769	1,558	—	—	22,327	—
Mortgage pass-through securities — residential	68,727	3,320	—	—	72,047	—
Obligations of states and political subdivisions	746,514	30,932	(5,096)	(1,742)	770,608	—
Corporate bonds	456,963	21,164	(1,249)	(5)	476,873	—
Collateralized mortgage obligations - commercial	10,018	567	—	—	10,585	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	3,878	—	(84)	(272)	3,522	(927	)(a)
Consumer credit receivables	9,998	158	—	—	10,156	—
Other	12,674	617	(4)	—	13,287	—

Total fixed income securities	1,353,347	59,480	(6,433)	(2,019)	1,404,375	$(927)

Equity securities	1,687	229	—	—	1,916

Total	$1,355,034	$59,709	$(6,433)	$(2,019)	$1,406,291

(a)	The unrealized loss position of this security was $0.3 million at December 31, 2010.

The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2009, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated Fair	Unrealized
December 31, 2009	or Cost	Gains	12 Months	12 Months	Value	OTTI Losses

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,378	$970	$—	$—	$18,348	$—
U.S. Agencies	9,794	337	—	—	10,131	—
Collateralized mortgage obligations — residential	30,709	1,383	—	—	32,092	—
Mortgage pass-through securities — residential	94,453	2,336	(232)	—	96,557	—
Obligations of states and political subdivisions	696,505	35,847	(882)	(2,902)	728,568	—
Corporate bonds	334,136	11,478	(1,248)	(257)	344,109	—
Collateralized mortgage obligations — commercial	10,024	—	—	(351)	9,673	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	5,501	—	—	(740)	4,761	(1,399	)(a)
Consumer credit receivables	11,055	528	—	—	11,583	—
Other	9,715	686	—	—	10,401	—

Total fixed income securities	1,219,270	53,565	(2,362)	(4,250)	1,266,223	$(1,399)

Equity securities	1,429	181	—	—	1,610

Total	$1,220,699	$53,746	$(2,362)	$(4,250)	$1,267,833

(a)	The unrealized loss position of this security was $0.5 million at December 31, 2009.

Invested assets are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Balance Sheets and Consolidated Statements of Income. The Company’s Quantitative and Qualitative Disclosures about Market Risk is contained in Item 7A. of this Form 10-K.

The following table sets forth the ratings assigned by Standard & Poor’s (“S&P”) or Moody’s Investor Services, Inc. (“Moody’s”) of the fixed income securities portfolio of the Company as of December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
Credit Rating(a)	Fair Value	% of Total	Fair Value	% of Total

AAA	$377,757	26.9%	$475,870	37.6%
AA	597,065	42.5	476,641	37.6
A	360,128	25.7	277,528	21.9
BBB	31,439	2.2	14,757	1.2
Non-investment grade	37,986	2.7	21,427	1.7

Total	$1,404,375	100.0%	$1,266,223	100.0%

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At December 31, 2010 and 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.

The Company’s investments in fixed income securities do not contain any industry concentration of credit risk. As of December 31, 2010, 97% of the Company’s fixed income securities were considered investment grade by S&P or Moody’s and 69% were rated at least AA by those agencies for 2010. As of December 31, 2009, 98% of the Company’s fixed income securities were considered investment grade by S&P or Moody’s and 75% were rated at least AA by those agencies for 2009.

As of December 31, 2010, $403.7 million of the Company’s investments were guaranteed by one of three major mono-line bond insurers. This includes $402.0 million of bonds of states and political obligations, or about 52% of the Company’s investments in this type of security. Investments in obligations of states and political subdivisions represent approximately 55% of the Company’s invested assets. The ratings on these securities reflect the higher of the underlying rating of the issuer or the insurer’s rating. Of the $402.0 million of bonds that were insured, $29.5 million of these securities reflect credit rating enhancement due to the guarantee. The underlying ratings of the enhanced securities is A. The underlying ratings of all municipal holdings remain very strong and carry an average rating of AA. The Company views bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased. Based on the strong underlying credit quality of its insured bonds of states and political subdivisions, the Company believes that any impact of additional ratings downgrades or other difficulties of the mono-line bond insurers would not have a significant impact on the Company’s financial position or results of operations.

During 2010, municipal securities have come under increased investor scrutiny and heightened concerns of default. In addition to the credit reviews noted above, each municipal bond investment is reviewed as to the sources of debt service and the margins of safety around those sources. The Company’s municipal bond investments are focused in revenue bonds and full-faith-and-credit general obligation bonds. For revenue bonds, the focus is on bonds where the sources of debt service are from fees from public universities, transportation, such as toll ways and airports, and essential services, such as power, water and sewer. The Company focuses on bonds where there is a monopoly provider with ratemaking authority and where there are specific taxes pledged directly to bond repayments. The Company’s municipal bond investments are widely diversified with a largest single exposure of $16.4 million and an average exposure of $5.1 million per issuer. Also, approximately $72.4 million of the Company’s municipal bonds are secured by U.S. Treasury obligations that are held in escrow pending the retirement of the municipal bonds, typically at a future call date.

As of December 31, 2010, municipal securities from issuers within the states of New York, Florida, Washington, Illinois and Texas represent 4.7%, 4.4%, 3.8%, 3.7% and 3.7%, respectively, of the estimated fair value of the Company’s fixed income securities. Municipal securities from issuers within other states individually represent 2.3% or less of the Company’s fixed income portfolio.

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2010 in relation to the total of all fixed income securities by contractual maturities:

	% of	% of
	Estimated	Unrealized
Contractual Maturity	Fair Value	Loss

Due after one year through five years	17%	7%
Due after five years through ten years	23	17
Due after ten years	57	72
Asset-backed securities	3	4

Total	100%	100%

The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2010 and 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	December 31, 2010		December 31, 2009
	Estimated	Gross	Estimated	Gross
Unrealized Loss Aging	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed income securities:
Investment grade(a):
0-6 months	$223,778	$6,350	$162,087	$2,362
13-24 months	—	—	11,176	469
Greater than 24 months	7,903	663	32,932	2,065

Total investment grade	231,681	7,013	206,195	4,896
Non-investment grade:
0-6 months	11,256	83	—	—
Greater than 24 months	11,522	1,356	17,346	1,716

Total non-investment grade	22,778	1,439	17,346	1,716

Total	$254,459	$8,452	$223,541	$6,612

(a)	Investment grade is determined by using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. As of December 31, 2010 and December 31, 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.

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

A security is in an unrealized loss position, or impaired, if the fair value of the security is less than its amortized cost, which includes adjustments for accretion, amortization and previously recorded OTTI losses. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.

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

At December 31, 2010, the Company holds 276 fixed income securities with a total estimated fair value of $1,149.9 million in a gross unrealized gain position of $59.5 million in the aggregate.

The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses							Estimated
December 31, 2010	AAA	AA	A	BBB	Total	Count		Fair Value

Fixed income securities:
Investment grade(a):
U.S. Treasury securities and obligations of U. S. Government and agencies:
Mortgage pass-through securities — residential	$—	$—	$—	$—	$—	1	(b)	$1,000
Obligations of states and political subdivisions	628	3,166	1,960	—	5,754	32		165,796
Corporate bonds	—	—	948	223	1,171	13		60,134
Other asset-backed securities:
Second mortgages/home equity loans — residential	84	—	—	—	84	1		1,755
Other	4	—	—	—	4	1		2,996

Total investment grade	716	3,166	2,908	223	7,013	48		231,681
Non-investment grade:
Obligations of states and political subdivisions	—	—	—	—	1,084	1		9,756
Corporate bonds	—	—	—	—	83	8		11,256
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	—	—	272	1		1,766

Total non-investment grade	—	—	—	—	1,439	10		22,778

Total	$716	$3,166	$2,908	$223	$8,452	58		$254,459

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At December 31, 2010, all of the Company’s fixed income securities were rated by S&P or Moody’s.

(b)	The unrealized loss on this AAA-rated U.S. Government agency security is negligible and does not result in an amount when rounded to thousands of dollars.

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

Obligations of State and Political Subdivisions

The unrealized losses on the Company’s investments in obligations of states and political subdivisions are due to changes in credit spreads and rising interest rates. Of the thirty-two investment grade obligations of states and political subdivisions in an unrealized loss position at December 31, 2010, only seven were in an unrealized loss position exceeding 5% of the security’s amortized cost. The largest unrealized loss, $0.7 million, or 11.9% of the security’s amortized cost, was on a security issued by a governmental utility authority. The unrealized loss position of this security has deteriorated slightly compared to December 31, 2009 when it was $0.6 million, or 11.3% of the security’s amortized cost. While the overall unrealized loss position of obligations of states and political subdivisions grew from $2.6 million, or 2.9% of their amortized cost, at December 31, 2009 to $5.8 million, or 3.4% of their amortized cost, at December 31, 2010 the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at December 31, 2010.

One of the Company’s investments in obligations of states and political subdivisions is rated below investment grade at December 31, 2010 and is in an unrealized loss position of $1.1 million, or 10.0% of its amortized cost. This security, issued by a governmental utility authority, was in an unrealized loss position of $0.9 million, or 8.4% of amortized cost, at December 31, 2009. The Company believes that the security is rated below investment grade because an inconsequential contingency amount is insured with one of the major monoline insurers which is rated B by S&P. The Company believes that this insurer is the lowest rated source of security involved in the transaction and, despite the fact that the amount of security provided by this insurer is inconsequential, the entire transaction is rated to the lowest-rated component. Based on the Company’s analysis of the sources of debt service on this bond and the fact that the security is current on all interest payments due through December 31, 2010, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized loss on this security is indicative of credit loss and, as such, has not recorded an OTTI loss on this security at December 31, 2010.

Corporate Bonds

Of the Company’s thirteen investment grade corporate bond investments with an unrealized loss at December 31, 2010, none was in an unrealized loss position that exceeded 5% of the security’s amortized cost. Although interest rate increases in the fourth quarter of 2010 increased the unrealized loss position of these investments, the overall unrealized loss position on the Company’s corporate bond holdings improved $0.3 million at December 31, 2010 compared to December 31, 2009. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at December 31, 2010.

During 2010, the Company purchased fifteen non-investment grade corporate bonds. These bonds had an estimated fair value of $22.5 million at December 31, 2010. Eight of these securities were in an unrealized loss position at December 31, 2010. In the aggregate, these eight securities had an unrealized loss of $0.1 million as of December 31, 2010. Each of these securities was in an unrealized loss position representing less than 1.2% of that security’s amortized cost. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at December 31, 2010.

Other Asset-backed Securities

Two investment grade asset-backed securities, including one with exposure to sub-prime home loans, held by the Company were in an unrealized loss position at December 31, 2010. Neither of these securities was in an unrealized loss position that exceeded 5% of the security’s amortized cost. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at December 31, 2010.

At December 31, 2010 the Company’s exposure to sub-prime home loans was limited to two asset-backed securities collateralized by sub-prime home loans which originated prior to 2005. The estimated fair value of these securities was $3.5 million at December 31, 2010. Both of these securities are in an unrealized loss position at December 31, 2010. One of these securities is rated below investment grade at December 31, 2010. The investment grade security was discussed previously. The non-investment grade security is in an unrealized loss position of $0.3 million, or 13.4% of its amortized cost. During 2010, the Company received repayments on this security of $0.7 million, or approximately 25% of the par value outstanding at December 31, 2009. This security was determined to have credit losses totaling $0.1 million during 2010. The non-credit component of this security’s OTTI recognized in accumulated other comprehensive income at December 31, 2010 was $0.2 million. The Company believes the non-credit component of the unrealized loss on this security is primarily attributable to this asset class being out of favor with investors and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of the adjusted amortized cost.

Risk-Based Capital (“RBC”) and Other Regulatory Ratios

The National Association of Insurance Commissioners (“NAIC”) has promulgated RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the current system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions on behalf of a company or regulators. As of December 31, 2010, each of CNA Surety’s insurance subsidiaries had a Ratio that was in compliance with minimum RBC requirements.

CNA Surety’s insurance subsidiaries require capital to support premium writings. In accordance with industry and regulatory guidelines, the net written premiums to surplus ratio of a property and casualty insurer generally should not exceed 3 to 1. On December 31, 2010, Western Surety and its insurance subsidiaries had a combined statutory surplus of $825.6 million and a net written premium to surplus ratio of 0.5 to 1. On December 31, 2009, CNA Surety had a combined statutory surplus of $679.3 million and a net written premium to surplus ratio of 0.6 to 1. The Company believes that each insurance company’s statutory surplus is sufficient to support its current and anticipated premium levels.

The NAIC has also developed a rating system, the Insurance Regulatory Information System (“IRIS”), primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of thirteen financial ratios that address various aspects of each insurer’s financial condition and stability. In 2010, the Investment Yield ratio for both Universal Surety and Surety Bonding were outside the “usual” range due to lower interest rates on both long-term and short-term investments. The Gross Change in Policyholders Surplus ratio for Surety Bonding was outside the “usual” range due to a change in capital structure that had no effect on Surety Bonding’s statutory surplus. In 2009, the Investment Yield ratio for Universal Surety was outside the “usual” range due to lower interest rates on short-term investments.

Impact of Pending Accounting Standards

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, “Financial Services — Insurance (Topic 944) — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” This updated accounting guidance modifies the definition of the types of costs incurred to acquire or renew insurance contracts that may be capitalized. Under the new guidance, these costs include those costs that are incremental direct costs and certain costs that are directly related to successful contract acquisitions. This accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with prospective or retrospective application allowed. The Company is currently assessing the available application methods as well as the impact this accounting guidance will have on its financial condition and results of operations.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This guidance clarifies application of Step 2 of the goodwill impairment tests. When Step 1 of the goodwill impairment test results in a zero or negative amount, some entities had concluded that Step 2 of the test was unnecessary in this circumstance because the fair value of their reporting unit would be greater than zero. The guidance requires an entity to perform Step 2 if it is more likely than not that an impairment exists. This accounting guidance is effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial condition or results of operations.

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

Some examples of these risks and uncertainties are:

•	general economic and business conditions;

•	changes in financial markets such as fluctuations in interest rates, long-term periods of low interest rates, credit conditions and currency, commodity and stock prices;

•	the ability of the Company’s contract principals to fulfill their bonded obligations;

•	the effects of corporate bankruptcies on surety bond claims, as well as on capital markets;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage, trends in litigation and the outcome of any litigation involving the Company, and rulings and changes in tax laws and regulations;

•	regulatory limitations, impositions and restrictions upon the Company, including the effects of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements;

•	the impact of competitive products, policies and pricing and the competitive environment in which the Company operates, including changes in the Company’s books of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement practices;

•	the performance of reinsurance companies under reinsurance contracts with the Company;

•	results of financing efforts, including the Company’s ability to access capital markets;

•	changes in the Company’s composition of operating segments;

•	the actual closing of contemplated transactions and agreements;

•	the sufficiency of the Company’s loss reserves and the possibility of future increases in reserves;

•	the risks and uncertainties associated with the Company’s loss reserves; and,

•	the possibility of changes in the Company’s ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices.

Any forward-looking statements made in this report are made by the Company as of the date of this report. The Company does not have any obligation to update or revise any forward-looking statement contained in this report, even if the Company’s expectations or any related events, conditions or circumstances change.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CNA Surety’s investment portfolio is subject to economic losses due to adverse changes in the fair value of its financial instruments, or market risk. Interest rate risk represents the largest market risk factor affecting the Company’s consolidated financial condition due to its significant level of investments in fixed income securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of the Company’s fixed income portfolio. The fair value of these interest rate sensitive instruments may also be affected by the credit-worthiness of the issuer, prepayment options, relative value of alternative investments, the liquidity of the instrument, income tax considerations and general market conditions. The Company manages its exposure to interest rate risk primarily through an asset/liability matching strategy. The Company’s exposure to interest rate risk is mitigated by the relative short-term nature of its insurance and other liabilities. The targeted effective duration of the Company’s investment portfolio is approximately 5, consistent with the expected duration of its insurance and other liabilities.

The tables below summarize the estimated effects of certain hypothetical changes in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The selected hypothetical changes in market interest rates reflect the Company’s expectations of the reasonably possible scenarios over a one-year period and the hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values at December 31, 2010 and December 31, 2009. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

			Estimated Fair	Hypothetical
		Hypothetical	Value After	Percentage
	Fair Value at	Change in	Hypothetical	Decrease in
	December 31,	Interest Rate	Change in	Stockholders’
	2010	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)

U.S. Government and government agencies and authorities	$119,344
		200 bp increase	$111,034	(0.5)%
		150 bp increase	113,329	(0.4)
		100 bp increase	115,538	(0.2)
		50 bp increase	117,578	(0.1)
States, municipalities and political subdivisions	770,608
		200 bp increase	682,531	(5.4)
		150 bp increase	703,332	(4.1)
		100 bp increase	724,944	(2.8)
		50 bp increase	747,360	(1.4)
Corporate bonds	476,873
		200 bp increase	436,507	(2.5)
		150 bp increase	446,132	(1.9)
		100 bp increase	456,064	(1.3)
		50 bp increase	466,309	(0.6)
Mortgage-backed and asset-backed	37,550

		200 bp increase	36,031	(0.1)
		150 bp increase	36,400	(0.1)
		100 bp increase	36,776	—
		50 bp increase	37,159	—
Total fixed income securities available-for-sale	$1,404,375

		200 bp increase	1,266,103	(8.4)
		150 bp increase	1,299,193	(6.4)
		100 bp increase	1,333,322	(4.3)
		50 bp increase	1,368,406	(2.2)

			Estimated Fair	Hypothetical
		Hypothetical	Value After	Percentage
	Fair Value at	Change in	Hypothetical	Decrease in
	December 31,	Interest Rate	Change in	Stockholders’
	2009	(bp=basis points)	Interest Rate	Equity
	(Dollars in thousands)

U.S. Government and government agencies and authorities	$157,128
		200 bp increase	$144,937	(0.9)%
		150 bp increase	148,310	(0.6)
		100 bp increase	151,570	(0.4)
		50 bp increase	154,580	(0.2)
States, municipalities and political subdivisions	728,568
		200 bp increase	641,122	(6.2)
		150 bp increase	661,735	(4.7)
		100 bp increase	683,176	(3.2)
		50 bp increase	705,453	(1.6)
Corporate bonds	344,109
		200 bp increase	310,703	(2.4)
		150 bp increase	318,610	(1.8)
		100 bp increase	326,806	(1.2)
		50 bp increase	335,301	(0.6)
Mortgage-backed and asset-backed	36,418

		200 bp increase	34,525	(0.1)
		150 bp increase	34,982	(0.1)
		100 bp increase	35,450	(0.1)
		50 bp increase	35,928	—
Total fixed income securities available-for-sale	$1,266,223

		200 bp increase	1,131,287	(9.6)
		150 bp increase	1,163,637	(7.2)
		100 bp increase	1,197,002	(4.9)
		50 bp increase	1,231,262	(2.4)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
CNA Surety Corporation
Chicago, Illinois

We have audited the internal control over financial reporting of CNA Surety Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 18, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to a change in method of accounting for the recognition and presentation of other-than-temporary impairments in 2009.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 18, 2011

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

CNA Surety management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

CNA Surety’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report covering the Company’s internal control over financial reporting. Their report appears immediately prior to this Management’s Report on Internal Control Over Financial Reporting as the first item of Item 8, Financial Statements and Supplementary Data of this Form 10-K.

CNA Surety Corporation
Chicago, Illinois
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
CNA Surety Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of CNA Surety Corporation and subsidiaries (the “Company”) as of December 31, 2010 and December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CNA Surety Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairments in 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 18, 2011

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Amounts in thousands, except per share data)

Assets
Invested assets:
Fixed income securities, at fair value (amortized cost: $1,353,347 and $1,219,270)	$1,404,375	$1,266,223
Equity securities, at fair value (cost: $1,687 and $1,429)	1,916	1,610
Short-term investments, at amortized cost (approximates fair value)	53,089	48,999

Total invested assets	1,459,380	1,316,832
Cash	7,313	5,822
Deferred policy acquisition costs	98,572	99,836
Insurance receivables:
Premiums, including $10,840 and $9,753 from affiliates, (net of allowance for doubtful accounts: $1,410 and $1,110)	33,378	33,392
Reinsurance	41,453	48,645
Deposit with affiliated ceding company	23,446	26,878
Goodwill and other intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Property and equipment, at cost (less accumulated depreciation and amortization: $38,931 and $37,514)	15,645	19,681
Prepaid reinsurance premiums	164	210
Accrued investment income	17,307	15,832
Other assets	2,291	3,122

Total assets	$1,837,734	$1,709,035

Liabilities
Reserves:
Unpaid losses and loss adjustment expenses	$389,089	$406,123
Unearned premiums	245,986	247,776

Total reserves	635,075	653,899
Long-term debt	30,930	30,930
Deferred income taxes, net	29,098	28,065
Reinsurance and other payables to affiliates	177	548
Accrued expenses	21,726	18,586
Liability for postretirement benefits	12,330	10,718
Payable for securities purchased	—	1,356
Income tax payable	13,775	13,389
Other liabilities	25,890	28,460

Total liabilities	769,001	785,951
Commitments and contingencies (See Notes 3, 6, 7 & 8)

Stockholders’ Equity
Preferred stock, par value $.01 per share, 20,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 46,104 shares issued and 44,748 shares outstanding at December 31, 2010 and 45,635 shares issued and 44,268 shares outstanding at December 31, 2009	461	456
Additional paid-in capital	288,471	279,388
Retained earnings	761,925	627,505
Accumulated other comprehensive income	32,436	30,406
Treasury stock, 1,356 and 1,367 shares, at cost	(14,560)	(14,671)

Total stockholders’ equity	1,068,733	923,084

Total liabilities and stockholders’ equity	$1,837,734	$1,709,035

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands,
	except per share data)

Revenues:
Net earned premium	$418,017	$421,872	$431,696
Net investment income	53,591	50,371	47,302
Net realized investment gains (losses):
Other-than-temporary impairment losses	—	(1,870)	(1,321)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	(122)	1,708	—

Net impairment losses recognized in earnings	(122)	(162)	(1,321)
Net realized investment gains (losses), excluding impairment losses	1,207	1,361	(53)

Total net realized investment gains (losses)	1,085	1,199	(1,374)

Total revenues	472,693	473,442	477,624

Expenses:
Net losses and loss adjustment expenses	45,235	69,416	80,844
Net commissions, brokerage and other underwriting expenses	227,732	233,427	235,420
Interest expense	1,164	1,391	2,148
Other expense	1,474	—	—

Total expenses	275,605	304,234	318,412

Income before income taxes	197,088	169,208	159,212

Income tax expense	62,668	51,347	48,809

Net income	$134,420	$117,861	$110,403

Earnings per common share	$3.03	$2.66	$2.50

Earnings per common share, assuming dilution	$3.02	$2.65	$2.49

Weighted average shares outstanding	44,376	44,247	44,145

Weighted average shares outstanding, assuming dilution	44,559	44,397	44,260

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	At Cost	Equity
	(Amounts in thousands)

Balance, January 1, 2008	44,121	$455	$274,069		$399,241	$8,800	$(14,860)	$667,705

Comprehensive income:
Net income	—	$—	$—	$110,403	$110,403	$—	$—	$110,403
Other comprehensive income:
Change in unrealized gains (losses) on securities, after income tax benefit of $7,323 (net of reclassification adjustment of ($282), after income tax benefit of $152)	—	—	—	(13,599)	—	(13,599)	—	(13,599)
Net change related to postretirement benefits, after income tax expense of $565	—	—	—	513	—	513	—	513

Total comprehensive income	—	—	—	$97,317	—	—	—	—

Stock-based compensation	—	—	1,693		—	—	—	1,693
Stock options exercised and other	47	—	493		—	—	87	580

Balance, December 31, 2008	44,168	$455	$276,255		$509,644	$(4,286)	$(14,773)	$767,295

Comprehensive income:
Net income	—	$—	$—	$117,861	$117,861	$—	$—	$117,861
Other comprehensive income:
Change in unrealized gains (losses) on securities, after income tax expense of $19,196 (net of reclassification adjustment of ($3,242), after income tax benefit of $1,746)	—	—	—	35,651	—	35,651	—	35,651
Other-than-temporary impairment losses not recognized in the Consolidated Statements of Income, after income tax benefit of $190	—	—	—	(353)	—	(353)	—	(353)
Net change related to postretirement benefits, after income tax benefit of $236	—	—	—	(606)	—	(606)	—	(606)

Total comprehensive income	—	—	—	$152,553	—	—	—	—

Stock-based compensation	—	—	1,990		—	—	—	1,990
Stock options exercised and other	100	1	1,143		—	—	102	1,246

Balance, December 31, 2009	44,268	$456	$279,388		$627,505	$30,406	$(14,671)	$923,084

Comprehensive income:
Net income	—	$—	$—	$134,420	$134,420	$—	$—	$134,420
Other comprehensive income:
Change in unrealized gains (losses) on securities, after income tax expense of $1,348 (net of reclassification adjustment of $682, after income tax expense of $367)	—	—	—	2,504	—	2,504	—	2,504
Change in other-than-temporary impairment losses not recognized in the Consolidated Statements of Income, after income tax expense of $95 (net of reclassification adjustment of ($79), after income tax benefit of $43)	—	—	—	176	—	176	—	176
Net change related to postretirement benefits, after income tax benefit of $350	—	—	—	(650)	—	(650)	—	(650)

Total comprehensive income	—	—	—	$136,450	—	—	—	—

Stock-based compensation	—	—	1,758		—	—	—	1,758
Stock options exercised and other	480	5	7,325		—	—	111	7,441

Balance, December 31, 2010	44,748	$461	$288,471		$761,925	$32,436	$(14,560)	$1,068,733

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Cash Flows from Operating Activities:
Net income	$134,420	$117,861	$110,403
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	655	564	443
Depreciation and amortization	6,172	6,055	5,809
Amortization of bond premium, net	7,318	4,862	2,888
(Gain) loss on disposal or impairment of property and equipment	(82)	4,934	1,155
Net realized investment (gains) losses	(1,085)	(1,199)	1,374
Stock-based compensation	1,758	1,990	1,693
Deferred income tax benefit	(973)	(448)	(1,406)
Changes in:
Insurance receivables	6,551	45,799	34,593
Reserve for unearned premiums	(1,790)	(11,048)	(106)
Reserve for unpaid losses and loss adjustment expenses	(17,034)	(22,601)	(44,118)
Deposit with affiliated ceding company	3,432	2,815	4,951
Deferred policy acquisition costs	1,264	2,256	2,188
Reinsurance and other payables to affiliates	(371)	(1,132)	1,037
Prepaid reinsurance premiums	46	210	90
Accrued expenses	3,140	(1,470)	1,783
Other assets and liabilities	(1,303)	8,536	1,435

Net cash provided by operating activities	142,118	157,984	124,212

Cash Flows from Investing Activities:
Fixed income securities:
Purchases	(241,752)	(362,262)	(183,949)
Maturities	63,737	124,428	62,802
Sales	37,608	56,654	24,402
Purchases of equity securities	(413)	(868)	(550)
Proceeds from the sale of equity securities	193	648	626
Changes in short-term investments	(4,031)	31,693	(30,403)
Purchases of property and equipment, net	(2,054)	(6,255)	(6,952)
Changes in payables for securities purchased	(1,356)	(7,042)	8,398
Other, net	—	—	200

Net cash (used in) investing activities	(148,068)	(163,004)	(125,426)

Cash Flows from Financing Activities:
Employee stock option exercises and other	7,441	1,246	580

Net cash provided by financing activities	7,441	1,246	580

Increase (decrease) in cash	1,491	(3,774)	(634)
Cash at beginning of period	5,822	9,596	10,230

Cash at end of period	$7,313	$5,822	$9,596

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,163	$1,427	$2,154
Income taxes	$62,087	$39,793	$46,600

The accompanying notes are an integral part of these consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Formation of CNA Surety Corporation and Merger

In December 1996, CNA Financial Corporation (“CNAF”) and Capsure Holdings Corp. (“Capsure”) agreed to merge (the “Merger”) the surety business of CNAF with Capsure’s insurance subsidiaries, Western Surety Company (“Western Surety”), Surety Bonding Company of America (“Surety Bonding”) and Universal Surety of America (“Universal Surety”), into CNA Surety Corporation (“CNA Surety” or the “Company”). CNAF, through its operating subsidiaries, writes multiple lines of property and casualty insurance, including surety business that is reinsured by Western Surety. The principal operating subsidiaries of CNAF that wrote the surety line of business for their own account prior to the Merger were Continental Casualty Company and its property and casualty affiliates (collectively, “CCC”) and The Continental Insurance Company and its property and casualty affiliates (collectively, “CIC”). Through its insurance subsidiaries, CNAF owns approximately 61% of the outstanding common stock of CNA Surety. Loews Corporation owns approximately 90% of the outstanding common stock of CNAF.

CNAF Proposal

In October 2010, the Company received an unsolicited proposal from CNAF to acquire all of the outstanding shares of common stock that are not currently owned by subsidiaries of CNAF at a purchase price of $22.00 per share in cash (the “CNAF Proposal”). The Company’s Board of Directors appointed a special committee (the “Special Committee”), comprised solely of the Company’s three independent directors, to review and evaluate the CNAF Proposal. The Special Committee retained both legal and financial advisors to assist in their consideration of the CNAF Proposal. During 2010, the Company incurred expenses of $1.5 million directly related to the consideration of the proposal. These expenses are shown as “Other expense” in the Consolidated Statements of Income.

CNAF Proposal — Subsequent Event

On February 4, 201l, the Special Committee announced that it does not support the terms of the proposal and advised CNAF that it is open to alternate proposals.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the first-in, first-out method. Cash flows from purchases, sales and maturities of fixed income and equity securities are reported gross in the investing activities section of the Consolidated Statements of Cash Flows.

The amortized cost of fixed income securities is determined based on cost, adjustments for previously recorded other-than-temporary impairment (“OTTI”) losses and the cumulative effect of amortization of premiums and accretion of discounts using the interest method. Such amortization and accretion are included in net investment income in the Consolidated Statements of Income. For mortgage-backed and asset-backed securities, the Company considers estimates of future prepayments in the calculation of the effective yield used to apply the interest method. If a difference arises between the anticipated prepayments and the actual prepayments, the Company recalculates the effective yield based on actual prepayments and the currently anticipated future prepayments. The amortized costs of such securities are adjusted to the amount that would have resulted had the recalculated effective yields been applied since the acquisition of the securities with a corresponding charge or credit to net investment income in the Consolidated Statements of Income. Prepayment estimates are based on the structural elements of specific securities, interest rates and generally recognized prepayment speed indices.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance, which amended the OTTI loss model for fixed income securities. A fixed income security is impaired if the fair value of the security is less than its amortized cost basis, which is its cost adjusted for accretion, amortization and previously recorded OTTI losses. The updated accounting guidance requires an OTTI loss equal to the difference between fair value and amortized cost to be recognized in earnings if the Company intends to sell the fixed income security or if it is more likely than not that the Company will be required to sell the fixed income security before recovery of its amortized cost basis.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

CNA Surety’s Consolidated Balance Sheet as of December 31, 2010 includes intangible assets of $138.8 million, comprised of $122.7 million of goodwill and $16.1 million of identified intangibles with indefinite useful lives arising from the acquisition of Capsure. The Company performs impairment tests of these intangible assets annually, or when certain conditions are present.

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

The Company used a valuation technique based on discounted cash flows to complete its annual intangible asset impairment test as of October 1, 2010. No impairment was indicated. The Company also evaluated the indefinite-lived intangible and determined that no events or circumstances have occurred that warrant a re-categorization of this intangible to a finite-lived intangible.

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

Insurance premium receivables do not include financing costs or other fees and are presented net of an estimated allowance for doubtful accounts. This allowance is based on a periodic evaluation of the aging and

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collectibility of premium receivables. Premium receivables and any related allowance are written off after collection efforts have been exhausted.

Reinsurance

The Company assumes and cedes insurance with other insurers and reinsurers to limit maximum loss, provide greater diversification of risk, minimize exposure on larger risks and to meet certain regulatory restrictions that would otherwise limit the size of bonds the Company can write. Premiums and losses and loss adjustment expenses that are ceded under reinsurance arrangements reduce the respective revenues and expenses. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy and are reported as reinsurance receivables. Reinsurance receivables include unpaid amounts related to paid losses and loss adjustment expenses. These amounts are considered past due based on the reinsurance contract terms. The Company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk and establishes allowances for uncollectible amounts when indicated.

Stock-Based Compensation

The Company measures and records stock-based compensation expense using a fair-value based method. The Company applies the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies and accounts for graded vesting using the accelerated method.

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

Effective in 2007, the Company adopted guidance which prescribed a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company has elected to classify interest, if any, recognized in accordance with this guidance as interest expense. Likewise, penalties, if any, recognized in accordance with this guidance will be classified as miscellaneous expense.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. The Company records depreciation using the straight-line method based on the estimated useful lives of the various classes of property and equipment ranging from 3 years to 20 years. Depreciation and amortization expense for 2010, 2009 and 2008 was $6.2 million, $6.0 million and $5.7 million, respectively. The cost of maintenance and repairs is charged to income as incurred; major improvements are capitalized.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of earnings per share is as follows (amounts in thousands, except for per share data):

	Years Ended December 31,
	2010	2009	2008

Net income	$134,420	$117,861	$110,403

Shares:
Weighted average shares outstanding	44,268	44,168	44,121
Weighted average shares of options exercised and additional stock issuance	108	79	24

Total weighted average shares outstanding	44,376	44,247	44,145
Effect of dilutive options	183	150	115

Total weighted average shares outstanding, assuming dilution	44,559	44,397	44,260

Earnings per share	$3.03	$2.66	$2.50

Earnings per share, assuming dilution	$3.02	$2.65	$2.49

No adjustments were made to reported net income in the computation of earnings per share. Options to purchase shares of common stock of 0.4 million, 0.7 million and 0.6 million for the years ending December 31, 2010, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of CNA Surety’s common stock.

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

In June 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This guidance amended existing consolidation guidance applicable for variable interest entities as well as requirements for determination of the primary beneficiary of a variable interest entity, required an ongoing assessment of whether an entity is the primary beneficiary and required enhanced disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. This guidance was effective for annual reporting periods beginning after November 15, 2009. The Company evaluated its trust preferred security arrangement discussed further in Note 3., Debt, to these Consolidated Financial Statements and determined the issuer trust should remain unconsolidated under this guidance. As such, the adoption of this guidance did not have an impact on the Company’s financial condition or results of operations.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years, beginning after December 15, 2011 with prospective or retrospective application allowed. The Company is currently assessing the available application methods as well as the impact this accounting guidance will have on its financial condition and results of operations.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This guidance clarifies application of Step 2 of the goodwill impairment tests. When Step 1 of the goodwill impairment test results in a zero or negative amount, some entities had concluded that Step 2 of the test was unnecessary because the fair value of their reporting unit would be greater than zero. The guidance requires an entity to perform Step 2 if it is more likely than not that an impairment exists. This accounting guidance is effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have an impact on the Company’s financial condition or results of operations.

2.	Investments

Major categories of net investment income were as follows (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008

Investment income:
Fixed income securities	$54,765	$51,060	$46,134
Equity securities	39	39	56
Short-term investments	85	127	1,340
Other	49	62	45

Total investment income on available-for-sale securities	54,938	51,288	47,575
Investment income on deposit with affiliated ceding company	93	335	912
Investment expenses	(1,440)	(1,252)	(1,185)

Net investment income	$53,591	$50,371	$47,302

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net realized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008

Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$1,225	$1,731	$—
Gross realized investment losses:
Other-than-temporary impairment losses	(122)	(116)	(978)
Realized losses from sales	(56)	(393)	(19)

Total gross realized investment losses	(178)	(509)	(997)

Net realized investment gains (losses) on fixed income securities	1,047	1,222	(997)

Equity securities:
Gross realized investment gains	38	44	13
Gross realized investment losses:
Other-than-temporary impairment losses	—	(46)	(343)
Realized losses from sales	—	(20)	(46)

Total gross realized investment losses	—	(66)	(389)

Net realized investment gains (losses) on equity securities	38	(22)	(376)

Other	—	(1)	(1)

Net realized investment gains (losses)	$1,085	$1,199	$(1,374)

Net change in unrealized gains (losses)
Fixed income securities	$4,075	$54,123	$(20,816)
Equity securities	48	181	(106)

Total net change in unrealized gains (losses)	$4,123	$54,304	$(20,922)

Net realized gains (losses) and change in unrealized gains (losses)	$5,208	$55,503	$(22,296)

Net realized investment gains were $1.1 million for 2010. Realized gains on sales of fixed income securities were partially offset by the recognition of additional other-than-temporary impairment losses on a fixed income security for which OTTI losses were first recognized in 2009. The OTTI losses on this security and OTTI losses on equity securities related to the Company’s nonqualified deferred compensation plan partially offset realized gains on sales of fixed income securities resulting in net realized investment gains of $1.2 million for 2009. Net realized investment losses were $1.4 million for 2008 due to the recognition of an OTTI loss on a fixed income security and OTTI losses on equity securities related to the Company’s nonqualified deferred compensation plan.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2010, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
December 31, 2010	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,288	$914	$—	$—	$18,202	$—
U.S. Agencies	6,518	250	—	—	6,768	—
Collateralized mortgage obligations — residential	20,769	1,558	—	—	22,327	—
Mortgage pass-through securities — residential	68,727	3,320	—	—	72,047	—
Obligations of states and political subdivisions	746,514	30,932	(5,096)	(1,742)	770,608	—
Corporate bonds	456,963	21,164	(1,249)	(5)	476,873	—
Collateralized mortgage obligations — commercial	10,018	567	—	—	10,585	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	3,878	—	(84)	(272)	3,522	(927	)(a)
Consumer credit receivables	9,998	158	—	—	10,156	—
Other	12,674	617	(4)	—	13,287	—

Total fixed income securities	1,353,347	59,480	(6,433)	(2,019)	1,404,375	$(927)

Equity securities	1,687	229	—	—	1,916

Total	$1,355,034	$59,709	$(6,433)	$(2,019)	$1,406,291

(a)	The unrealized loss position of this security was $0.3 million at December 31, 2010.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at December 31, 2009, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
December 31, 2009	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses

Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,378	$970	$—	$—	$18,348	$—
U.S. Agencies	9,794	337	—	—	10,131	—
Collateralized mortgage obligations — residential	30,709	1,383	—	—	32,092	—
Mortgage pass-through securities — residential	94,453	2,336	(232)	—	96,557	—
Obligations of states and political subdivisions	696,505	35,847	(882)	(2,902)	728,568	—
Corporate bonds	334,136	11,478	(1,248)	(257)	344,109	—
Collateralized mortgage obligations — commercial	10,024	—	—	(351)	9,673	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	5,501	—	—	(740)	4,761	(1,399	)(a)
Consumer credit receivables	11,055	528	—	—	11,583	—
Other	9,715	686	—	—	10,401	—

Total fixed income securities	1,219,270	53,565	(2,362)	(4,250)	1,266,223	$(1,399)

Equity securities	1,429	181	—	—	1,610

Total	$1,220,699	$53,746	$(2,362)	$(4,250)	$1,267,833

(a)	The unrealized loss position of this security was $0.5 million at December 31, 2009.

The Company did not hold any non-income producing fixed income securities as of December 31, 2010 or 2009. As of December 31, 2010 and December 31, 2009, no investments in any single issuer exceeded 10% of stockholders’ equity.

A security is in an unrealized loss position, or impaired, if the fair value of the security is less than its amortized cost, which includes adjustments for accretion, amortization and previously recorded other-than-temporary impairment losses. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the Company’s evaluation of this quantitative criteria and qualitative information, the Company recorded no OTTI losses on equity securities in 2010. In 2009 and 2008, the Company recorded other-than-temporary impairment losses of less than $0.1 million and $0.4 million, respectively, on the equity securities that are related to the Company’s nonqualified deferred compensation plan.

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

Based on the Company’s evaluation of this quantitative criteria and qualitative information, the Company recorded credit-related OTTI losses of $0.1 million on fixed income securities during 2010. These credit-related

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OTTI losses were recorded on a security collateralized by sub-prime home loans that is rated below investment grade by Standard & Poor’s (“S&P”). The Company also recorded credit-related OTTI losses of $0.1 million on this security during 2009.

The following table presents a roll-forward of the Company’s cumulative credit losses recognized in net realized gains/losses on the Consolidated Statements of Income on fixed income securities held as of December 31, 2010 (in thousands of dollars):

Twelve Months Ended
December 31,
2010

Beginning balance	$116
Credit losses for which an OTTI loss was not previously recognized	—
Credit losses for which an OTTI loss was previously recognized	122

Ending balance	$238

The following table presents a roll-forward of the Company’s cumulative credit losses recognized in net realized gains/losses on the Consolidated Statements of Income on fixed income securities held as of December 31, 2009 (in thousands of dollars):

Nine Months Ended
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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at December 31, 2010 and 2009 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	2010		2009
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value

Fixed income securities:
Due within one year	$39,649	$40,035	$13,006	$13,224
Due after one year but within five years	422,319	441,895	304,654	321,144
Due after five years but within ten years	480,548	507,793	447,485	468,254
Due after ten years	284,767	282,728	292,668	298,534

	1,227,283	1,272,451	1,057,813	1,101,156
Mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities	126,064	131,924	161,457	165,067

	$1,353,347	$1,404,375	$1,219,270	$1,266,223

The following table provides the composition of fixed income securities with an unrealized loss at December 31, 2010 in relation to the total of all fixed income securities by contractual maturities:

	% of	% of
	Estimated	Unrealized
Contractual Maturity	Fair Value	Loss

Due after one year through five years	17%	7%
Due after five years through ten years	23	17
Due after ten years	57	72
Asset-backed securities	3	4

Total	100%	100%

The following table summarizes for fixed income securities in an unrealized loss position at December 31, 2010 and 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	December 31, 2010		December 31, 2009
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss

Fixed income securities:
Investment grade(a):
0-6 months	$223,778	$6,350	$162,087	$2,362
13-24 months	—	—	11,176	469
Greater than 24 months	7,903	663	32,932	2,065

Total investment grade	231,681	7,013	206,195	4,896
Non-investment grade:
0-6 months	11,256	83	—	—
Greater than 24 months	11,522	1,356	17,346	1,716

Total non-investment grade	22,778	1,439	17,346	1,716

Total	$254,459	$8,452	$223,541	$6,612

(a)	Investment grade is determined by using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. As of December 31, 2010 and December 31, 2009, all of the Company’s fixed income securities were rated by S&P or Moody’s.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the Company holds 276 fixed income securities with a total estimated fair value of $1,149.9 million in a gross unrealized gain position of $59.5 million in the aggregate.

The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses							Estimated Fair
December 31, 2010	AAA	AA	A	BBB	Total	Count		Value

Fixed income securities:
Investment grade(a):
U.S. Treasury securities and obligations of U.S. Government and agencies:
Mortgage pass-through securities — residential	$—	$—	$—	$—	$—	1	(b)	$1,000
Obligations of states and political subdivisions	628	3,166	1,960	—	5,754	32		165,796
Corporate bonds	—	—	948	223	1,171	13		60,134
Other asset-backed securities:
Second mortgages/home equity loans — residential	84	—	—	—	84	1		1,755
Other	4	—	—	—	4	1		2,996

Total investment grade	716	3,166	2,908	223	7,013	48		231,681
Non-investment grade:
Obligations of states and political subdivisions	—	—	—	—	1,084	1		9,756
Corporate bonds	—	—	—	—	83	8		11,256
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	—	—	272	1		1,766

Total non-investment grade	—	—	—	—	1,439	10		22,778

Total	$716	$3,166	$2,908	$223	$8,452	58		$254,459

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At December 31, 2010, all of the Company’s fixed income securities were rated by S&P or Moody’s.

(b)	The unrealized loss on this AAA-rated U.S. Government agency security is negligible and does not result in an amount when rounded to thousands of dollars.

The unrealized losses on the Company’s investments in obligations of states and political subdivisions are due to changes in credit spreads and rising interest rates. Of the thirty-two investment grade obligations of states and political subdivisions in an unrealized loss position at December 31, 2010, only seven were in an unrealized loss position exceeding 5% of the security’s amortized cost. The largest unrealized loss, $0.7 million, or 11.9% of the security’s amortized cost, was on a security issued by a governmental utility authority. The unrealized loss position of this security has deteriorated slightly compared to December 31, 2009 when it was $0.6 million, or 11.3% of the security’s amortized cost. While the overall unrealized loss position of obligations of states and political subdivisions grew from $2.6 million, or 2.9% of their amortized cost, at December 31, 2009 to $5.8 million, or 3.4% of their amortized cost, at December 31, 2010 the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at December 31, 2010.

Of the Company’s thirteen investment grade corporate bond investments with an unrealized loss at December 31, 2010, none was in an unrealized loss position that exceeded 5% of the security’s amortized cost. Although interest rate increases in the fourth quarter of 2010 increased the unrealized loss position of these investments, the overall unrealized loss position on the Company’s corporate bond holdings improved $0.3 million at December 31, 2010 compared to December 31, 2009. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at December 31, 2010.

Two investment grade asset-backed securities, including one with exposure to sub-prime home loans, held by the Company were in an unrealized loss position at December 31, 2010. Neither of these securities was in an unrealized loss position that exceeded 5% of the security’s amortized cost. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at December 31, 2010.

One of the Company’s investments in obligations of states and political subdivisions is rated below investment grade at December 31, 2010 and is in an unrealized loss position of $1.1 million, or 10.0% of its amortized cost. This security, issued by a governmental utility authority, was in an unrealized loss position of $0.9 million, or 8.4% of amortized cost, at December 31, 2009. The Company believes that the security is rated below investment grade because an inconsequential contingency amount is insured with one of the major monoline insurers which is rated B by S&P. The Company believes that this insurer is the lowest rated source of security involved in the transaction and, despite the fact that the amount of security provided by this insurer is inconsequential, the entire transaction is rated to the lowest rated component. Based on the Company’s analysis of the sources of debt service on this bond and the fact that the security is current on all interest payments due through December 31, 2010, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized loss on this security is indicative of credit loss and, as such, has not recorded an OTTI loss on this security at December 31, 2010.

During 2010, the Company purchased fifteen non-investment grade corporate bonds. These bonds had an estimated fair value of $22.5 million at December 31, 2010. Eight of these securities were in an unrealized loss position at December 31, 2010. In the aggregate, these eight securities had an unrealized loss of $0.1 million as of December 31, 2010. Each of these securities was in an unrealized loss position representing less than 1.2% of that security’s amortized cost. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at December 31, 2010.

At December 31, 2010 the Company’s exposure to sub-prime home loans was limited to two asset-backed securities collateralized by sub-prime home loans which originated prior to 2005. The estimated fair value of these securities was $3.5 million at December 31, 2010. Both of these securities are in an unrealized loss position at December 31, 2010. One of these securities was rated below investment grade at December 31, 2010. The investment grade security was discussed previously. The non-investment grade security is in an unrealized loss position of $0.3 million, or 13.4% of its amortized cost. During 2010, the Company received repayments on this security of $0.7 million, or approximately 25% of the par value outstanding at December 31, 2009. As discussed previously, this security was determined to have credit losses totaling $0.1 million during 2010. The non-credit component of this security’s OTTI recognized in accumulated other

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income at December 31, 2010 was $0.2 million. The Company believes the non-credit component of the unrealized loss on this security is primarily attributable to this asset class being out of favor with investors and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of the adjusted amortized cost.

Based on the current facts and circumstances discussed above for the Company’s securities in an unrealized loss position, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position are required to be recorded at December 31, 2010.

The Company’s insurance subsidiaries, as required by state law, deposit certain securities with state insurance regulatory authorities. At December 31, 2010, securities on deposit had an aggregate estimated fair value of $5.2 million.

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

In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term. As of May 2009, the Company may redeem these securities, in whole or in part, at par value at any scheduled quarterly interest payment date. As of December 31, 2010, none of these preferred securities have been redeemed.

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

The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $55.7 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of December 31, 2010 and 2009, the interest rate on the junior subordinated debenture was 3.66% and 3.65%, respectively.

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

Short-Term Investments

The valuation of securities that are actively traded and have quoted prices are classified as Level 1. These securities include money market funds and U.S. Treasury bills. Level 2 includes commercial paper, for which all significant inputs are observable.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 are summarized below (dollars in thousands):

	December 31, 2010
	Fair Value Measurement Using			Assets at Fair
	Level 1	Level 2	Level 3	Value

Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,202	$—	$—	$18,202
U.S. Agencies	—	6,768	—	6,768
Collateralized mortgage obligations — residential	—	22,327	—	22,327
Mortgage pass-through securities — residential	—	72,047	—	72,047
Obligations of states and political subdivisions	—	770,608	—	770,608
Corporate bonds	—	476,873	—	476,873
Collateralized mortgage obligations — commercial	—	10,585	—	10,585
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	3,522	—	3,522
Consumer credit receivables	—	10,156	—	10,156
Other	—	13,287	—	13,287

Total fixed income securities	18,202	1,386,173	—	1,404,375
Equity securities at fair value	1,916	—	—	1,916
Short-term investments at fair value(a)	16,842	36,247	—	53,089

Total assets	$36,960	$1,422,420	$—	$1,459,380

(a)	Includes commercial paper, U.S. Government agency discount notes and money market funds.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	Fair Value Measurement Using			Assets at Fair
	Level 1	Level 2	Level 3	Value

Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,348	$—	$—	$18,348
U.S. Agencies	—	10,131	—	10,131
Collateralized mortgage obligations — residential	—	32,092	—	32,092
Mortgage pass-through securities — residential	—	96,557	—	96,557
Obligations of states and political subdivisions	—	728,568	—	728,568
Corporate bonds	—	344,109	—	344,109
Collateralized mortgage obligations — commercial	—	9,673	—	9,673
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	4,761	—	4,761
Consumer credit receivables	—	11,583	—	11,583
Other	—	10,401	—	10,401

Total fixed income securities	18,348	1,247,875	—	1,266,223
Equity securities at fair value	1,610	—	—	1,610
Short-term investments at fair value(a)	15,412	33,587	—	48,999

Total assets	$35,370	$1,281,462	$—	$1,316,832

(a)	Includes commercial paper, U.S. Government agency discount notes and money market funds.

5.	Deferred Policy Acquisition Costs and Other Operating Expenses

Policy acquisition costs deferred and the related amortization of deferred policy acquisition costs were as follows (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008

Balance at beginning of period	$99,836	$102,092	$104,280
Costs deferred	166,755	166,434	171,117
Amortization	(168,019)	(168,690)	(173,305)

Balance at end of period	$98,572	$99,836	$102,092

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net commissions, brokerage and other underwriting expenses were comprised as follows (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008

Amortization of deferred policy acquisition costs	$168,019	$168,690	$173,305
Other operating expenses	59,713	64,737	62,115

Net commissions, brokerage and other underwriting expenses	$227,732	$233,427	$235,420

6.	Reinsurance

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

There were no amounts past due under reinsurance contracts and no allowances were established for uncollectible reinsurance receivables at December 31, 2010 or 2009. At both December 31, 2010 and 2009, receivables from five reinsurers individually comprised 10% or more of the Company’s reinsurance receivable balance. At December 31, 2010, these receivables, $7.8 million, $5.6 million, $5.5 million, $4.6 million and $4.2 million, respectively, were from non-affiliated reinsurers rated at least A (Excellent) by A.M. Best. At December 31, 2009, these receivables, $9.0 million, $7.6 million, $6.8 million, $6.1 million and $5.8 million, respectively, were also due from non-affiliated reinsurers rated at least A by A.M. Best. At December 31, 2010 and 2009, CNA Surety had no reinsurance receivable from affiliates.

The effect of reinsurance on premiums written and earned was as follows (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned

Direct	$347,896	$349,718	$347,646	$351,519	$358,625	$357,771
Assumed	92,258	92,225	90,659	97,833	108,502	109,463
Ceded	(23,880)	(23,926)	(27,271)	(27,480)	(35,448)	(35,538)

Net premiums	$416,274	$418,017	$411,034	$421,872	$431,679	$431,696

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

Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). Through its insurance subsidiaries, CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement effective January 1, 2010 through December 31, 2010 that covers certain contract surety business, FICOH retains losses of $2 million per principal and Western Surety

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumes 80% of $5 million per principal in excess of $2 million subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were $0.1 million for 2010 and 2009. In 2008, premiums assumed by Western Surety under this agreement were $0.2 million. This treaty was renewed with the same terms on January 1, 2011 and expires on December 31, 2011.

CNA Surety also assumes premium on contract and commercial surety bonds for international risks. Such premiums are assumed pursuant to the terms of reinsurance treaties or as a result of specific international bond requirements of domestic customers. For the years ended December 31, 2010, 2009 and 2008, assumed premiums written under such arrangements were $4.3 million, $2.4 million and $2.1 million, respectively.

The effect of reinsurance on the Company’s provision for losses and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008
	$	Ratio	$	Ratio	$	Ratio

Gross losses and loss adjustment expenses	$35,689	8.1%	$76,564	17.0%	$93,151	19.9%
Ceded losses and loss adjustment expenses	9,546	(39.9)%	(7,148)	26.0%	(12,307)	34.6%

Net losses and loss adjustment expenses	$45,235	10.8%	$69,416	16.5%	$80,844	18.7%

The unusual relationship in the gross and ceded amounts shown above for the year ended December 31, 2010 resulted from adjustments to the estimated loss and loss adjustment expense reserves during the year ended December 31, 2010. The Company reduced gross reserves related to prior accident years by $92.5 million reflecting changes in estimates of incurred-but-not-reported reserves. The corresponding change in ceded reserves was such that net reserves related to prior accident years were reduced by $76.3 million for the year ended December 31, 2010.

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

2010 Third Party Reinsurance

Effective January 1, 2010, CNA Surety entered into an excess of loss treaty (“2010 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2009 Excess of Loss Treaty. Under the 2010 Excess of Loss Treaty, the Company’s net retention per principal was $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $12.3 million based on losses ceded under the contract. The actual ceded premiums for the 2010 Excess of Loss Treaty were $23.7 million.

2011 Third Party Reinsurance

Effective January 1, 2011, CNA Surety entered into an excess of loss treaty (“2011 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the 2010 Excess of Loss Treaty. Under the 2011 Excess of Loss Treaty, the Company’s net retention per principal remains at $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provides aggregate coverage of $185 million and includes an optional extended discovery period, for an additional premium (a percentage of the original premium based on any unexhausted aggregate limit by layer), which will provide coverage for losses discovered beyond 2011 on bonds that were in force during 2011. The contract also includes a provision for additional premiums of up to $10.7 million based on losses ceded under the contract. The base annual premium for the 2011 Excess of Loss Treaty is $21.7 million.

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

Through the Quota Share Treaty, CCC and CIC transfer to Western Surety surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2010 and expired on December 31, 2010. The Quota Share treaty was renewed on substantially the same terms on January 1, 2011 and expires on December 31, 2011 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2010 and 2009 this resulted in an override commission on their actual direct acquisition costs of 4.7% and 4.8%, respectively, to CCC and CIC.

Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through December 31, 2010.

Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the Company’s insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the Company’s insurance subsidiaries paid CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through December 31, 2010, losses incurred under the Stop Loss Contract were $47.2 million. Through December 31, 2009, losses incurred under the Stop Loss

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract were $49.1 million. The net amount settled in 2010 under this contract was $1.9 million paid to CCC as a result of favorable development on claims subject to the Stop Loss Contract. At December 31, 2010, the amount received under the Stop Loss Contract included $2.7 million held by the Company for losses covered under this contract that were incurred but not paid.

The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the surety business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. In 2009, this agreement was amended so that the Company’s authority to conduct administrative, management, underwriting and claim functions for bonds written for the large national contractor discussed below shall continue until CCC’s bonds for such contractor have expired and claims have been settled or closed. This agreement was renewed on January 1, 2010 and expired on December 31, 2010. As of December 31, 2010 and 2009, there were no amounts due to the CNA Surety insurance subsidiaries under this agreement. This agreement was renewed with the same terms on January 1, 2011 and expires on December 31, 2011 and is annually renewable thereafter.

From January 1, 2005 to June 30, 2009, the Company and CCC were parties to an excess of loss contract, and extensions to that contract, that provided unlimited reinsurance coverage in excess of $60 million retention for the life of bonds either in force or written during the contract periods exclusively for one large national contractor excluded from the Company’s third party reinsurance. Premiums for these contracts totaled $8.6 million and included an initial premium of $7.0 million and premiums of $1.6 million based on the level of premiums written on bonds for the large national contractor.

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

On January 1, 2010, the Company and CCC entered into separate agreements that provide for the transfer of the Canadian surety business of CCC to Western Surety. These agreements, which include a quota share treaty (the “Canadian Quota Share Treaty”) and a services and indemnity agreement (the “Canadian Services and Indemnity Agreement”), are substantially similar to the Quota Share Treaty and the Services and Indemnity Agreement discussed above. The Canadian Services and Indemnity Agreement provides Western Surety with the authority to supervise various administrative, underwriting and claim functions associated with the surety business written by CCC, through its Canadian branch, on behalf of the Company. Through the Canadian Quota Share Treaty, this Canadian surety business is transferred to Western Surety. Pursuant to these agreements, CCC will transfer the subject premium and related liabilities of such business and pay to Western Surety an amount equal to CCC’s net written premiums on all such business, minus a ceding commission of 33.5% of net written premiums. Further, Western Surety will pay an additional ceding commission to CCC in the amount of actual direct expense in producing such premium. These agreements expired on December 31, 2010. These agreements were renewed with the same terms on January 1, 2011 and expire on December 31, 2011 and are annually renewable thereafter.

As of December 31, 2010 and December 31, 2009, CNA Surety had an insurance receivable balance from CCC and CIC of $10.8 million and $9.8 million, respectively, comprised of premiums receivable. CNA Surety had no reinsurance payables to CCC or CIC as of December 31, 2010 or 2009.

The Company’s Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $23.4 million and $26.9 million at December 31, 2010 and December 31, 2009, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.

7.	Reserves for Losses and Loss Adjustment Expenses

Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008

Reserves at beginning of year:
Gross	$406,123	$428,724	$472,842
Ceded reinsurance	50,968	83,691	150,496

Net reserves at beginning of year	355,155	345,033	322,346

Net incurred loss and loss adjustment expenses:
Provision for insured events of current year	121,564	123,698	126,345
Decrease in provision for insured events of prior years	(76,329)	(54,282)	(45,501)

Total net incurred	45,235	69,416	80,844

Net payments attributable to:
Current year events	16,235	15,571	11,954
Prior year events	38,183	43,723	46,203

Total net payments	54,418	59,294	58,157

Foreign currency transaction adjustments	110	—	—

Net reserves at end of year	346,082	355,155	345,033
Ceded reinsurance at end of year	43,007	50,968	83,691

Gross reserves at end of year	$389,089	$406,123	$428,724

The Company recorded net loss reserve development for prior accident years which resulted in a decrease of the estimated liability of $76.3 million, $54.3 million and $45.5 million in 2010, 2009 and 2008, respectively.

Favorable development in 2010 was primarily related to accident years 2008, 2007 and 2006. Loss experience for the 2007 and 2006 accident years continued to be lower than expected, particularly for large losses.

Beginning in 2008, the Company began recording higher loss provisions for the current accident year in response to the severe deterioration in economic conditions that began in 2008. The results of subsequent actuarial reviews indicated redundancies for accident year 2008, but management believed that the potential impacts of the economic downturn were not fully recognized by the actuarial methodologies and maintained their higher loss estimates. The actuarial review performed in 2010 indicated a larger redundancy for accident year 2008 than at December 31, 2009. At December 31, 2010, management believed that the experience for the 2008 accident year was sufficiently mature to make the actuarial indication credible and adjusted the reserves to the actuarial indication. In retrospect, it appears that this deterioration in economic conditions did not begin to impact loss activity until the 2009 accident year. The Company’s estimates of losses for accident years 2010 and 2009 continue to reflect the impact of the difficult economic conditions.

The favorable development in 2009 resulted primarily from a level of loss activity substantially below expectations for accident years 2006 and 2007. This level of loss activity was particularly influenced by a lower than

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected emergence of large claims. Significant case reserve reductions and better than expected indemnification recoveries for accident years 2005 and prior also contributed to the favorable development in 2009. At December 31, 2009, the Company’s initial estimates of losses for accident year 2009 and the estimate for accident year 2008 reflected the impact of less favorable economic conditions.

The favorable development in 2008 primarily resulted from several significant case reserve reductions, favorable indemnity recoveries and a low level of loss activity for accident years 2006 and prior. These favorable developments were somewhat offset by adverse development related to the 2007 accident year, which, along with the initial estimates of the 2008 accident year, reflected the impact of deterioration of economic conditions.

8.	Commitments and Contingencies

At December 31, 2010 the future minimum commitments under operating leases were as follows: 2011 — $2.0 million; 2012 — $1.1 million; 2013 — $0.2 million; 2014 — $0.2 million; 2015 — $0.2 million. Total rental expense was $4.3 million, $5.3 million and $5.2 million for 2010, 2009, and 2008, respectively.

In addition to these operating lease commitments, in September 2010, CNA Surety entered into a lease agreement for a new property to be occupied following the 2012 expiration of the lease for its primary processing and service center in Sioux Falls, South Dakota. The new lease includes various contingencies including completion of construction of the building and office space to be occupied. The lease term shall be ten years from its commencement date as defined in the agreement. Other specific lease terms such as final rental square feet and cost will be finalized upon satisfaction of the required contingencies.

The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

9.	Income Taxes

The components of deferred income taxes as of December 31, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009

Deferred tax assets related to:
Unearned premium reserve	$17,345	$17,478
Loss and loss adjustment expense reserve	4,057	4,251
Accrued expenses	2,212	2,005
Accumulated postretirement benefit obligation	4,349	4,322
Policyholder dividends	2,717	2,795
Other	2,629	2,893

Total deferred tax assets	33,309	33,744

Deferred tax liabilities related to:
Deferred policy acquisition costs	34,500	34,943
Intangible assets	5,650	5,650
Unrealized net gains on securities	17,940	16,496
Difference between book and tax depreciation	2,580	3,292
Other	1,737	1,428

Total deferred tax liabilities	62,407	61,809

Net deferred tax liability	$29,098	$28,065

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

The income tax provisions consisted of the following (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008

Current tax expense	$63,641	$51,795	$50,215
Deferred tax benefit	(973)	(448)	(1,406)

Total income tax expense	$62,668	$51,347	$48,809

A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
Tax-exempt income deduction	(4.5)	(5.3)	(5.3)
Non-deductible expenses	0.1	0.2	0.2
State income tax, net of federal income tax benefit	0.8	0.7	0.8
Other	0.4	(0.3)	—

Total income tax expense	31.8%	30.3%	30.7%

The Company is subject to taxation in the United States, Puerto Rico and various state jurisdictions. The Company’s tax years 2007 through 2010 remain open as to the applicable statute of limitations and are subject to examination by the Internal Revenue Service.

The Company has not recognized any liabilities for uncertain income taxes as of December 31, 2010 or December 31, 2009. Also, the Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

10.	Employee Benefits

CNA Surety sponsors a tax-deferred savings plan (“401(k) plan”) covering substantially all of its employees. The Company matches 100% of the participating employee’s contribution up to 3% of eligible compensation and 50% of the participating employee’s contribution between 3% and 6% of eligible compensation (4.5% maximum matching). The Company also makes an additional basic contribution to eligible 401(k) plan participants of 3% (if under age 45) or 5% (if 45 or older) of eligible compensation. In addition, the Company may also make an annual discretionary profit sharing contribution to the 401(k) plan, subject to the approval of the Company’s Board of Directors. The profit sharing contribution may be restricted by plan and regulatory limitations. The Company contribution, including profit sharing, to the 401(k) plan was $4.8 million, $4.8 million and $4.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Western Surety sponsors two postretirement benefit plans covering certain employees. One plan provides medical benefits and the other plan provides sick leave termination payments. The medical benefit plan provides coverage for employees, and their eligible dependents, hired by Western Surety before November 1, 1992 and who retire at age 55 or later with at least 15 years of service. Only employees hired by Western Surety prior to 1988 are eligible for the sick leave plan. Further, benefits for the sick leave plan are based on unused accrued sick leave as of December 31, 2003, the date the accruals were frozen. The postretirement medical benefit plan is contributory and the sick leave plan is non-contributory. Western Surety uses a December 31 measurement date for both of its postretirement benefit plans. There were no plan assets for either of the postretirement benefit plans at December 31, 2010 or December 31, 2009.

The postretirement benefit plan that provides medical benefits has been determined to be actuarially equivalent to Medicare Part D on an estimated basis under the rules provided in final regulations issued in 2005. As such, the federal subsidy to plan sponsors under the Medicare Modernization Act (“MMA”) has been recognized in the accounting for that plan. In 2010, enactment of the Patient Protection and Affordable Care Act (the “Act”) and the Healthcare and Education Affordability Reconciliation Act (the “Reconciliation Measure”), which modifies certain provisions of the Act, repeal the current rule permitting deduction, for tax purposes, of the entire cost of providing prescription drug benefits even though a portion is offset by the federal subsidy. The impact of these provisions has been recognized in the accounting for this postretirement benefit plan. The impact included recognition of additional tax expense of $0.5 million in 2010.

The following table sets forth the plans’ combined accumulated postretirement benefit obligation at the beginning and end of the last two fiscal years (dollars in thousands):

	2010	2009

Reconciliation of benefit obligation:
Benefit obligation at beginning of the year	$10,718	$9,283
Service cost	222	228
Interest cost	617	572
Actuarial loss	890	681
Benefits and expenses paid	(199)	(132)
Plan participant contributions	61	60
Medicare subsidy received	21	26

Benefit obligation at end of year	$12,330	$10,718

The Company’s postretirement medical benefit plan’s accumulated postretirement benefit obligation as of December 31, 2010 is $11.6 million.

The Company’s postretirement sick leave plan’s accumulated postretirement benefit obligation as of December 31, 2010 is $0.7 million.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the combined plans’ pre-tax adjustment to accumulated other comprehensive income/loss (“AOCI”) (dollars in thousands):

	2010	2009	2008

Amounts not yet recognized in net periodic benefit cost:
Net prior service benefit	$(77)	$(187)	$(349)
Net actuarial loss	1,858	968	288

Total pre-tax accumulated other comprehensive loss (income)	$1,781	$781	$(61)

Pre-tax accumulated other comprehensive loss (income) — beginning of year related to postretirement benefit obligation	$781	$(61)	$1,017
Reclassification adjustments recognized in net periodic benefit cost:
Amortization of prior service cost	110	162	162
Amortization of net actuarial loss	—	(1)	—
Amounts recognized in AOCI arising during the year:
Net actuarial losses (gains)	890	681	(1,240)

Pre-tax accumulated other comprehensive loss (income) — end of year, related to postretirement benefit obligation	$1,781	$781	$(61)

The net actuarial loss in 2010 was driven primarily by the lower discount rate used to measure the accumulated postretirement benefit obligation. The net actuarial loss in 2009 was driven by higher claim costs for the medical benefit plan. The net actuarial gain in 2008 resulted primarily from lower per capita claim costs as a result of the change in the plan provider.

The amounts recognized in the Consolidated Balance Sheets for postretirement benefit obligations at December 31, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009

Liability for postretirement benefits	$12,330	$10,718
Deferred income taxes, net	(4,349)	(4,322)
Accumulated other comprehensive loss, net of tax	881	231

The liabilities for postretirement benefits at December 31, 2010 and 2009 were as follows (dollars in thousands):

			Difference Due to
	Including Effects	Without Effects of	Effects of
	of Tax-Free Subsidy	Tax-Free Subsidy	Tax-Free Subsidy

December 31, 2010	$12,330	$14,170	$1,840
December 31, 2009	$10,718	$12,349	$1,631

The plans’ combined net periodic postretirement benefit cost for the last three fiscal years included the following components (dollars in thousands):

	2010	2009	2008

Net periodic benefit cost:
Service cost	$222	$228	$192
Interest cost	617	572	486
Amortization of prior service cost (benefit)	(110)	(162)	(162)
Net amortization of actuarial loss	—	1	—

Net periodic benefit cost	$729	$639	$516

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008

Key Assumptions:
Discount rate	5.560%	5.960%	5.870%
Rate of compensation increases (postretirement sick leave plan only)	3.0%	3.0%	5.0%
Initial health care cost trend rate, pre-Medicare	9.0%	9.0%	9.0%
Initial health care cost trend rate, post-Medicare	9.0%	9.0%	9.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Year in which ultimate trend rate is reached	2019	2018	2017
Mortality	IRS Prescribed 2010 Generational Mortality	IRS Prescribed 2008 Generational Mortality	RP 2000 Projected
Average remaining service life — postretirement medical benefit plan	11.5 Years	11.8 Years	12.3 Years
Average life expectancy — postretirement medical benefit plan	14.3 Years	14.0 Years	14.0 Years
Average remaining service life — sick leave plan	10.8 Years	11.4 Years	12.3 Years

At December 31, 2010 and 2009, respectively, the Company selected a discount rate of 5.56% and 5.96% to measure the accumulated postretirement benefit obligation. The Company’s analysis is based on projecting cash outflows for the postretirement benefit plans and discounting those cash outflows using published spot rates corresponding to the time period that the cash outflow is expected. As a result of this analysis, the Company selected 5.56% as the discount rate at December 31, 2010. This rate remains consistent with the Citigroup Pension Liability Index (“CPLI”) which was 5.54% at December 31, 2010. In 2009, the weighted average resulting from the analysis was nearly identical to the CPLI, which was used as the discount rate in 2009 for measurement of the postretirement benefit obligation.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the benefit obligation as of December 31, 2010 by $2.4 million and increase the aggregate of service cost and interest cost for the year then ended by $0.2 million. Decreasing the assumed health care cost trend rates by 1 percentage point in each year would decrease the benefit obligation as of December 31, 2010 by $1.9 million and decrease the aggregate of service cost and interest cost for the year then ended by $0.1 million.

Estimated cost expected to be recognized from AOCI into net periodic benefit cost in 2011 (dollars in thousands):

Amortization of prior service cost (benefit)	$(57)
Amortization of net actuarial loss	64

Total estimated cost to be recognized	$7

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2011. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. These amounts are shown both gross and net of the federal subsidy to plan sponsors under the MMA in the following table (dollars in thousands):

	Before Impact of Federal Subsidy	Net of Federal Subsidy

2011	$248	$215
2012	287	251
2013	339	299
2014	465	419
2015	529	482
2016-2020	3,388	3,070

11.	Stockholders’ Equity

The compensation expense recorded for the Company’s stock-based compensation plan in 2010, 2009 and 2008 was $1.8 million, $2.0 million and $1.7 million, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.6 million, $0.7 million and $0.6 million in 2010, 2009 and 2008, respectively. The amount of cash received from the exercise of stock options was $8.1 million, $1.2 million and $0.5 million in 2010, 2009 and 2008, respectively.

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

On February 5, 2010, 281,260 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $7.25 for these options. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.32%; dividend yield of 0.0%; expected option life of 5.3 years and volatility of 55.5%, which was based on historical volatility. The Company estimated the expected option life of the 2010 grant based on its analysis of past exercise patterns for similar options. As of December 31, 2010, the number of shares available for granting of options under the 2006 Plan was 2,009,145.

On February 6, 2009, 217,960 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $8.95 for these options. The fair value of these options was estimated at the grant date using a

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of option activity for the year ended December 31, 2010 is presented below:

		Weighted
		Average Option
	Shares Subject	Price per
	to Option	Share

Outstanding options at January 1, 2010	1,318,288	$15.78
Options granted	281,260	$14.32
Options forfeited	(31,595)	$16.83
Options expired	(5,515)	$20.02
Options exercised	(469,257)	$15.04

Outstanding options at December 31, 2010	1,093,181	$15.67

A summary of the status of the Company’s non-vested options as of December 31, 2010 and changes during the year then ended is presented below:

		Weighted
		Average
	Shares Subject	Grant Date
	to Option	Fair Value

Non-vested options at January 1, 2010	539,396	$8.10
Options granted	281,260	$7.25
Options vested	(185,202)	$8.14
Options forfeited	(31,595)	$7.73

Non-vested options at December 31, 2010	603,859	$7.71

The total fair value of stock options vested was $1.5 million in 2010 and $1.4 million in both 2009 and 2008.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$9.35 to $10.58	112,750	2.6 years	$9.63	112,750	$9.63
$12.06 to $14.61	451,005	7.2 years	13.66	181,625	12.67
$16.35 and above	529,426	7.1 years	18.67	194,947	19.14

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the options vested or expected to vest and options exercisable as of December 31, 2010 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life

December 31, 2010	1,040,805	$15.62	$8,387,873	6.6 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life

December 31, 2010	489,322	$14.55	$4,468,969	4.9 years

The total intrinsic value of options exercised was $3.3 million, $0.6 million and $0.2 million for 2010, 2009 and 2008, respectively. The tax benefits recognized by the Company for these exercises were $1.2 million for 2010, $0.2 million for 2009 and less than $0.1 million for 2008.

As of December 31, 2010, there was $1.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2011 — $0.9 million; 2012 — $0.4 million; 2013 — $0.1 million.

Effective January 1, 1998, the Company established the CNA Surety Corporation Non-Employee Directors Deferred Compensation Plan. Under this plan, which was terminated on December 31, 2004, each director who was not a full-time employee of the Company or any of its affiliates could defer all or a portion of the annual retainer fee that would otherwise be paid to such director. The deferral amount was credited to a deferred compensation account and deemed invested in common stock units. Each director was fully vested in his or her deferred compensation amount. Common stock units are convertible into CNA Surety common stock at the election of the director. Aggregate common stock units outstanding as of December 31, 2010 and 2009 were 11,401 and 11,771, respectively.

12.	Segment Information

The Company is a leading provider of surety and fidelity bonds in the United States. According to the Surety and Fidelity Association of America (“SFAA”), the surety and fidelity segment of the domestic property and casualty insurance industry aggregates approximately $6.3 billion in direct written premiums, comprised of approximately $5.2 billion in surety premiums and $1.1 billion in fidelity premiums.

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

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Gross Written Premiums
		% of		% of		% of
	2010	Total	2009	Total	2008	Total

Contract	$278,375	63.2%	$274,848	62.7%	$300,236	64.3%
Commercial:
License and permit	75,133	17.1	75,594	17.3	80,291	17.2
Judicial and fiduciary	22,250	5.1	22,941	5.2	23,227	5.0
Public official	25,111	5.7	25,707	5.9	23,466	5.0
Other	8,822	2.0	9,306	2.1	9,015	1.9

Total commercial	131,316	29.9	133,548	30.5	135,999	29.1
Fidelity and other	30,463	6.9	29,909	6.8	30,892	6.6

	$440,154	100.0%	$438,305	100.0%	$467,127	100.0%

Domestic	$430,901	97.9%	$432,260	98.6%	$461,998	98.9%
International	9,253	2.1	6,045	1.4	5,129	1.1

	$440,154	100.0%	$438,305	100.0%	$467,127	100.0%

	Net Written Premiums
		% of		% of		% of
	2010	Total	2009	Total	2008	Total

Contract	$257,410	61.8%	$250,793	61.0%	$268,085	62.1%
Commercial	128,401	30.9	130,332	31.7	132,702	30.7
Fidelity and other	30,463	7.3	29,909	7.3	30,892	7.2

	$416,274	100.0%	$411,034	100.0%	$431,679	100.0%

Domestic	$407,021	97.8%	$404,989	98.5%	$426,570	98.8%
International	9,253	2.2	6,045	1.5	5,109	1.2

	$416,274	100.0%	$411,034	100.0%	$431,679	100.0%

In 2010, approximately $93.3 million, or 21.2%, of gross written premiums were generated from national insurance brokers, with the single largest national broker production comprising $22.9 million, or 5.2%, of gross written premiums. In 2009, approximately $86.1 million, or 19.7%, of gross written premiums were generated from national insurance brokers, with the single largest national broker production comprising $20.6 million, or 4.7%, of gross written premiums. In 2008, approximately $85.3 million, or 18.3%, of gross written premiums were generated from national insurance brokers, with the single largest national broker production comprising $14.3 million, or 3.1%, of gross written premiums.

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

The Company’s insurance subsidiaries follow three permitted accounting practices which did not have a material effect on reported statutory surplus or income at and for the years ended December 31, 2010 and 2009. The Company’s insurance subsidiaries were given permission to report activity in the Small Business Administration’s Surety Bond Guarantee program as a reinsurance program and to report all indemnification recoveries as recoveries of loss rather than allocating recoveries between loss and loss adjustment expenses. Also, Surety Bonding has been given permission to report ceding commissions received from Western Surety that exceed the acquisition costs related to the business ceded as a reduction to commission expense.

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

The following table reconciles consolidated stockholders’ equity at December 31, 2010 and 2009 as reported herein in conformity with GAAP with total statutory capital and surplus of CNA Surety’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities (dollars in thousands):

	2010	2009

Consolidated equity per GAAP	$1,068,733	$923,084
Impact of non-insurance companies and eliminations	13,139	16,820

Insurance company equity per GAAP	1,081,872	939,904
Intangible assets	(133,361)	(133,361)
Net unrealized (gain) on fixed income securities	(52,467)	(48,669)
Deferred policy acquisition costs	(98,572)	(99,836)
Deferred income taxes, net	48,296	48,513
Accumulated postretirement benefit obligations	1,781	781
Non-admitted assets	(21,910)	(28,030)

Total statutory capital and surplus per statutory accounting practices	$825,639	$679,302

The NAIC has promulgated Risk-Based Capital (“RBC”) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. The RBC information is used by state insurance regulators as an early warning mechanism to identify insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Generally, a Ratio in excess of 200% of authorized control level RBC requires no corrective actions by a company or regulators. As of December 31, 2010 each of CNA Surety’s insurance subsidiaries had a Ratio that was in compliance with the minimum RBC requirements.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CNA Surety’s insurance subsidiaries are subject to regulation and supervision by the various state insurance regulatory authorities in which they conduct business. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payment of dividends. Generally, statutory surplus of each insurance subsidiary in excess of a statutorily prescribed minimum is available for payment of dividends to the parent company. However, such distributions as dividends may be subject to prior regulatory approval. Without prior regulatory approval, Western Surety may pay dividends of $140.2 million to CNA Surety in 2011. Combined statutory surplus for the insurance subsidiaries at December 31, 2010 was $825.6 million.

14.	Related Party Transactions

In addition to those described in Note 6.  Reinsurance, the Company has the following related party transactions.

CNA Surety and CCC are parties to an Administrative Services Agreement (“ASA”), which has been in effect since July 1, 2004, that allows the Company to purchase and/or have access to certain services provided by CCC and its affiliates, including the leasing of executive and branch offices. Pursuant to the ASA, the Company paid CCC $4.6 million for leased office space and services for 2010. For both 2009 and 2008, the Company paid CCC $6.9 million for leased office space and services in addition to an annual management fee of $2.1 million. The Company was also charged $0.2 million for the years ended December 31, 2010, 2009 and 2008 for direct costs incurred by CCC on the Company’s behalf. As provided by the ASA, CCC paid the Company $1.3 million, $1.4 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, for insurance agent licensing services provided by the Company. This agreement shall remain in effect until CNAF or its affiliates or shareholders cease being a majority shareholder of CNA Surety unless otherwise terminated by either party. This agreement is approved annually by the Audit Committee of the Company’s Board of Directors (“Audit Committee”). The Company had a payable balance to CCC related to the ASA of less than $0.1 million at December 31, 2010. At December 31, 2009, the Company had a $0.4 million payable balance to CCC related to the ASA.

Pursuant to procedures approved by the Audit Committee, the Company from time to time provides license and permit bonds and appeal bonds for CCC and its affiliates as well as for clients of CCC and its affiliates. As of December 31, 2010, the aggregate outstanding liability of these bonds was approximately $27.8 million. The premium for all such bonds written was $0.3 million in 2010 and 2009. The premium for all such bonds written was $0.6 million in 2008.

From time to time, Western Surety also has liability, either directly or through assumed reinsurance, under bonds written for Loews and certain of its subsidiaries. As of December 31, 2010, the aggregate liability under all such bonds was approximately $79.9 million. This is comprised of the liability for bonds written for Mexdrill Offshore, S. DE R.L. DE C. V., which is a subsidiary of Diamond Offshore Drilling, Inc. (“Diamond Offshore”). As of December 31, 2010, Loews owns 50.4% of Diamond Offshore. Premiums for bonds written for Loews and its subsidiaries were less than $0.1 million in 2010, $0.2 million in 2009 and less than $0.1 million in 2008. All bonds were written with the approval of the Audit Committee.

CNA SURETY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009 (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
Revenues	$111,952	$118,739	$123,748	$118,254

Income before income taxes	$30,302	$41,047	$44,745	$80,994
Income tax expense	9,497	12,422	14,258	26,491

Net income	$20,805	$28,625	$30,487	$54,503

Basic earnings per common share	$0.47	$0.65	$0.69	$1.22

Diluted earnings per common share	$0.47	$0.64	$0.69	$1.21

2009
Revenues	$113,331	$118,225	$123,295	$118,591

Income before income taxes	$29,047	$30,974	$36,378	$72,809
Income tax expense	8,183	8,807	10,854	23,503

Net income	$20,864	$22,167	$25,524	$49,306

Basic earnings per common share	$0.47	$0.50	$0.58	$1.11

Diluted earnings per common share	$0.47	$0.50	$0.57	$1.11

During the fourth quarter of 2010, the Company recorded net loss reserve development for prior accident years which resulted in a decrease of the estimated liability for unpaid loss and loss adjustment expense of $54.3 million with a corresponding increase to income before income taxes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2010, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based on their evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely manner.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2010 Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SCHEDULE I

CNA SURETY CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2010 and 2009

	As of December 31, 2010
	Cost or
	Amortized	Fair	Carrying
	Cost	Value	Value
	(Amounts in thousands)

Fixed income securities:
U.S. Government and government agencies and authorities	$113,302	$119,344	$119,344
States, municipalities and political subdivisions	746,514	770,608	770,608
All other bonds, including corporate bonds and other asset-backed securities	493,531	514,423	514,423

Total fixed income securities	1,353,347	1,404,375	1,404,375

Equity securities	1,687	1,916	1,916
Short-term investments	53,089		53,089

Total investments	$1,408,123		$1,459,380

	As of December 31, 2009
	Cost or
	Amortized	Fair	Carrying
	Cost	Value	Value
	(Amounts in thousands)

Fixed income securities:
U.S. Government and government agencies and authorities	$152,334	$157,128	$157,128
States, municipalities and political subdivisions	696,505	728,568	728,568
All other bonds, including corporate bonds and other asset-backed securities	370,431	380,527	380,527

Total fixed income securities	1,219,270	1,266,223	1,266,223

Equity securities	1,429	1,610	1,610
Short-term investments	48,999		48,999

Total investments	$1,269,698		$1,316,832

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
BALANCE SHEETS

	December 31,
	2010	2009
	(Amounts in thousands)

Assets
Investments in and advances to subsidiaries	$1,076,874	$933,907
Equity investments (cost: $1,687 and $1,429)	1,916	1,610
Short-term investments, at cost (which approximates fair value)	13,428	12,071
Cash	3,265	1,894
Other assets	7,892	7,220

Total assets	$1,103,375	$956,702

Liabilities
Long-term debt	$30,930	$30,930
Other liabilities	3,712	2,688

Total liabilities	34,642	33,618
Stockholders’ Equity
Common stock	461	456
Additional paid-in capital	288,471	279,388
Retained earnings	761,925	627,505
Accumulated other comprehensive income	32,436	30,406
Treasury stock, at cost	(14,560)	(14,671)

Total stockholders’ equity	1,068,733	923,084

Total liabilities and stockholders’ equity	$1,103,375	$956,702

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Revenues:
Net investment income	$100	$121	$347
Net realized investment gains (losses):
Other-than-temporary impairment losses	—	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	—	—	—

Net impairment losses recognized in earnings	—	—	—
Net realized investment gains (losses), excluding impairment losses	38	(40)	(376)

Total net realized investment gains (losses)	38	(40)	(376)

Total revenues	138	81	(29)

Expenses:
Interest expense	1,164	1,391	2,148
Corporate expense	6,135	8,581	6,968
Other expense	1,474	—	—

Total expenses	8,773	9,972	9,116

Loss from operations before income taxes and equity in net income of subsidiaries	(8,635)	(9,891)	(9,145)
Income tax benefit	(3,137)	(3,515)	(3,161)

Net loss before equity in net income of subsidiaries	(5,498)	(6,376)	(5,984)
Equity in net income of subsidiaries	139,918	124,237	116,387

Net income	$134,420	$117,861	$110,403

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Cash Flows from Operating Activities:
Net income	$134,420	$117,861	$110,403
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(139,918)	(124,237)	(116,387)
Depreciation and amortization	—	38	101
Net realized investment (gains) losses	(38)	40	376
Stock-based compensation	1,758	1,990	1,693
Deferred income tax benefit	(709)	(752)	(490)
Cash dividends from subsidiaries	500	5,000	3,000
Tax payments received from subsidiaries	61,881	41,273	48,570
Federal income tax payments	(60,500)	(38,718)	(45,248)
Changes in:
Accrued expenses	1,173	409	(701)
Other assets and liabilities	(2,714)	(2,840)	(2,048)

Net cash (used in) provided by operating activities	(4,147)	64	(731)

Cash Flows from Investing Activities:
Net advances (to) from subsidiaries	(346)	(246)	1,152
Purchases of equity securities	(413)	(868)	(550)
Proceeds from sales of equity securities	193	631	626
Changes in short-term investments	(1,357)	(3,538)	(1,239)

Net cash (used in) investing activities	(1,923)	(4,021)	(11)

Cash Flows from Financing Activities:
Employee stock option exercises and other	7,441	1,246	580

Net cash provided by financing activities	7,441	1,246	580

Increase (decrease) in cash	1,371	(2,711)	(162)
Cash at beginning of period	1,894	4,605	4,767

Cash at end of period	$3,265	$1,894	$4,605

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE II

CNA SURETY CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY) — (Continued)
NOTES TO CONDENSED FINANCIAL INFORMATION

1.	Basis of Presentation

The condensed financial information of CNA Surety Corporation (“CNAS” or the “Company”) should be read in conjunction with the Consolidated Financial Statements of CNA Surety and Notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. CNAS’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these affiliates is presented in the Condensed Statements of Income. CNA Financial Corporation owned approximately 61% of the outstanding common stock of CNAS as of December 31, 2010.

2.	Cash and Short-Term Investments

As of December 31, 2010 and 2009, cash included $3.2 million and $1.9 million, respectively, and short-term investments included $8.3 million and $9.2 million, respectively, of cash and short-term investments ultimately due to the Company’s insurance subsidiaries related to premium collections and claim payments.

3.	Debt

In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term. As of May 2009, the Company may redeem these securities, in whole or in part, at par value at any scheduled quarterly interest payment date. As of December 31, 2010, none of these preferred securities have been redeemed.

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

The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $55.7 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.

The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of December 31, 2010 and 2009, the interest rate on the junior subordinated debenture was 3.66% and 3.65%, respectively.

4.	Commitments and Contingencies

The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

SCHEDULE III

CNA SURETY CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION
As of and for the Years Ended
December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Deferred policy acquisition costs	$98,572	$99,836

Unpaid loss and loss adjustment expense reserves	$389,089	$406,123

Unearned premiums	$245,986	$247,776

Net premium revenue	$418,017	$421,872	$431,696

Net investment income	$53,591	$50,371	$47,302

Benefits, claims, losses and settlement expenses	$45,235	$69,416	$80,844

Amortization of deferred policy acquisition costs	$168,019	$168,690	$173,305

Other operating expenses	$59,713	$64,737	$62,115

Net premiums written	$416,274	$411,034	$431,679

SCHEDULE IV

CNA SURETY CORPORATION AND SUBSIDIARIES

REINSURANCE
For the Years Ended December 31, 2010, 2009 and 2008

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies(1)	Amount	to Net
	(Amounts in thousands)

Year Ended December 31, 2010
Premiums written:
Property and casualty insurance	$347,896	$23,880	$92,258	$416,274	22.2%

Total premiums written	$347,896	$23,880	$92,258	$416,274	22.2%

Premiums earned:
Property and casualty insurance	$349,718	$23,926	$92,225	$418,017	22.1%

Total premiums earned	$349,718	$23,926	$92,225	$418,017	22.1%

Year Ended December 31, 2009
Premiums written:
Property and casualty insurance	$347,646	$27,271	$90,659	$411,034	22.1%

Total premiums written	$347,646	$27,271	$90,659	$411,034	22.1%

Premiums earned:
Property and casualty insurance	$351,519	$27,480	$97,833	$421,872	23.2%

Total premiums earned	$351,519	$27,480	$97,833	$421,872	23.2%

Year Ended December 31, 2008
Premiums written:
Property and casualty insurance	$358,625	$35,448	$108,502	$431,679	25.1%

Total premiums written	$358,625	$35,448	$108,502	$431,679	25.1%

Premiums earned:
Property and casualty insurance	$357,771	$35,538	$109,463	$431,696	25.4%

Total premiums earned	$357,771	$35,538	$109,463	$431,696	25.4%

(1)	Primarily from affiliates.

SCHEDULE V

CNA SURETY CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
As of and for the Years Ended December 31, 2010, 2009 and 2008

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
	(Amounts in thousands)

Year Ended December 31, 2010
Allowance for doubtful accounts on premiums receivable	$1,110	$655	$—	$355	$1,410

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

Year Ended December 31, 2009
Allowance for doubtful accounts on premiums receivable	$1,307	$564	$—	$761	$1,110

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

Year Ended December 31, 2008
Allowance for doubtful accounts on premiums receivable	$1,145	$443	$—	$281	$1,307

Allowance for doubtful accounts on reinsurance receivable	$—	$—	$—	$—	$—

(1)	Write-offs charged against allowance.

SCHEDULE VI

CNA SURETY CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
INSURANCE OPERATIONS
As of and for the Years Ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Deferred policy acquisition costs	$98,572	$99,836

Reserves for unpaid claims and claim adjustment expenses	$389,089	$406,123

Discount (if any) deducted	$—	$—

Unearned premiums	$245,986	$247,776

Net premium revenue	$418,017	$421,872	$431,696

Net investment income	$53,591	$50,371	$47,302

Net claims and claim expenses incurred related to:
Current year	$121,564	$123,698	$126,345

Prior years	$(76,329)	$(54,282)	$(45,501)

Amortization of deferred policy acquisition costs	$168,019	$168,690	$173,305

Net paid claims and claim adjustment expenses	$54,418	$59,294	$58,157

Net premiums written	$416,274	$411,034	$431,679

(a)(3) Exhibits

Exhibit
Number		Description

9		Not applicable.
10	(1)	Form of the CNA Surety Corporation Replacement Stock Option Plan (filed on August 15, 1997 as Exhibit 10(12) to CNA Surety Corporation’s Registration Statement on Form S-4 (Registration No. 333-33753), and incorporated herein by reference).
10	(2)	Form of CNA Surety Corporation 1997 Long-Term Equity Compensation Plan (filed on August 15, 1997 as Exhibit 10(13) to CNA Surety Corporation’s Registration Statement on Form S-4 (Registration No. 333-33753), and incorporated herein by reference).
10	(3)	Form of Aggregate Stop Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on December 27, 1996 as Exhibit 2 to Capsure Holdings Corp.’s Form 8-K, and incorporated herein by reference).
10	(13)	Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on March 15, 2004 as Exhibit 10(13) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference).
10	(19)	Form of Services and Indemnity Agreement by and between Western Surety Company and Continental Casualty Company (filed on November 14, 2002 as Exhibit 10(5) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(23)	Form of CNA Surety Corporation 2000 Employee Stock Purchase Plan (filed on January 26, 2001 incorporated by reference to CNA Surety Corporation’s Registration Statement on Form S-8 (Registration No. 333-54440), and incorporated herein by reference).
10	(27)	Form of CNA Surety Corporation 2005 Deferred Compensation Plan (filed on May 2, 2005 as Exhibit 10(27) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(28)	Form of CNA Surety Corporation 2005 Deferred Compensation Plan Trust (filed on May 2, 2005 as Exhibit 10(28) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(29)	Form of Third Amendment to CNA Surety Corporation 2005 Deferred Compensation Plan (filed on May 2, 2005 as Exhibit 10(29) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(30)	Form of Employment Agreement dated as of January 1, 2006 by and between CNA Surety Corporation and John F. Welch (filed on December 14, 2005 as Exhibit 10(30) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(32)	Amendment to Form of Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America, Surety Bonding Company of America and Continental Casualty Company (filed on August 2, 2005 as Exhibit 10(31) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(33)	Amendment to Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on August 2, 2005 as Exhibit 10(32) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(34)	Form of CNA Surety Corporation 2006 Long-Term Equity Compensation Plan (filed on February 16, 2006 as Exhibit 10(34) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(36)	CNA Surety Corporation 2006 Long-Term Equity Compensation Plan (filed on December 21, 2006 as Exhibit 10(36) to CNA Surety Corporation’s Registration Statement on Form S-8 (Registration No. 333-139551), and incorporated herein by reference).
10	(37)	Post-Effective Amendment to CNA Surety Corporation 1997 Long-Term Equity Compensation Plan (filed on December 21, 2006 as Exhibit 10(37) to CNA Surety Corporation’s Registration Statement on Form S-8 POS (Registration No. 333-37207), and incorporated herein by reference).

Exhibit
Number		Description

10	(38)	Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on February 19, 2008 as Exhibit 10(38) to CNA Surety Corporation’s Form 10-K and incorporated herein by reference).
10	(39)	Form of Employment Agreement dated as of January 1, 2009 by and between CNA Surety Corporation and John F. Welch (filed on October 28, 2008 as Exhibit 10(39) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(40)	Form of Commutation and Release Agreement as respects certain business under the Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on February 19, 2008 as Exhibit 10(38) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference).
10	(41)	Form of Termination Addendum to Surety Excess of Loss Reinsurance Contract by and between Western Surety Company, Universal Surety of America and Surety Bonding Company of America and Continental Casualty Company (filed on March 1, 2005 as Exhibit 10(13) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference).
10	(42)	Form of Addendum No. 1 to the Services and Indemnity Agreement by and between Western Surety Company and Continental Casualty Company (filed on November 14, 2002 as Exhibit 10(5) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(43)	Form of Administrative Services Agreement by and between Western Surety Company and Continental Casualty Company (filed on July 31, 2009 as Exhibit 10(43) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(44)	Form of First Amendment to the Employment Agreement with CNA Surety Corporation and John F. Corcoran, Senior Vice President and Chief Financial Officer (filed on February 8, 2010 as Exhibit 10(44) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(45)	Form of First Amendment to the Employment Agreement with CNA Surety Corporation and Douglas W. Hinkle, Senior Vice President and Chief Underwriting Officer (filed on February 8, 2010 as Exhibit 10(45) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(46)	Form of Surety Quota Share Reinsurance Contract by and between Western Surety Company and Continental Casualty Company (filed on February 19, 2010 as Exhibit 10(46) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference).
10	(47)	Form of Canadian Services and Indemnity Agreement by and between Western Surety Company and Continental Casualty Company (filed on February 19, 2010 as Exhibit 10(47) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference).
10	(48)	Form of Surety Canada Quota Share Treaty by and between Western Surety Company and Continental Casualty Company (filed on February 19, 2010 as Exhibit 10(48) to CNA Surety Corporation’s Form 10-K, and incorporated herein by reference).
10	(49)	Form of Administrative Services Agreement by and between Western Surety Company and Continental Casualty Company (filed on April 30, 2010 as Exhibit 10(49) to CNA Surety Corporation’s Form 10-Q, and incorporated herein by reference).
10	(50)	Form of General Release and Settlement Agreement with CNA Surety Corporation and Thomas Pottle, Senior Vice President (filed on October 6, 2010 as Exhibit 10(49) to CNA Surety Corporation’s Form 8-K, and incorporated herein by reference).
10	(51)	Form of Surety Quota Share Treaty effective January 1, 2011 by and between Western Surety Company and Continental Casualty Company.
10	(52)	Form of Surety Canada Quota Share Treaty effective January 1, 2011 by and between Western Surety Company and Continental Casualty Company.
10	(53)	Form of Services and Indemnity Agreement effective January 1, 2011 by and between Western Surety Company and Continental Casualty Company.
10	(54)	Form of Canadian Services and Indemnity Agreement effective January 1, 2011 by and between Western Surety Company and Continental Casualty Company.

Exhibit
Number		Description

11		Not Applicable.
12		Not Applicable.
13		Not Applicable.
16		Not Applicable.
18		Not Applicable.
21		Subsidiaries of the Registrant.
22		Not Applicable.
23		Consent of Deloitte & Touche LLP dated February 18, 2011.
24		Not Applicable.
31	(1)	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
31	(2)	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.
32	(1)	Written Statement Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
32	(2)	Written Statement Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

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

Dated February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Title	Signature

February 18, 2011	Chairman of the Board and Director	/s/ DAVID B. EDELSON David B. Edelson

February 18, 2011	Director	/s/ PHILIP H. BRITT Philip H. Britt

February 18, 2011	Director	/s/ ANTHONY S. CLEBERG Anthony S. Cleberg

February 18, 2011	Director	/s/ D. CRAIG MENSE D. Craig Mense

February 18, 2011	Director	/s/ ROBERT A. TINSTMAN Robert A. Tinstman

February 18, 2011	Director	/s/ JOHN F. WELCH John F. Welch

February 18, 2011	Director	/s/ PETER W. WILSON Peter W. Wilson