Form 10-Q
period 2011-03-31
CNA SURETY CORP
filed 2011-04-29
CIK 1044566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
44,973,466 shares of Common Stock, $.01 par value as of April 19, 2011.

CNA SURETY CORPORATION AND SUBSIDIARIES

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
	(Amounts in thousands, except
	per share data)
Assets
Invested assets:
Fixed income securities, at fair value (amortized cost: $1,384,865 and $1,353,347)	$1,429,734	$1,404,375
Equity securities, at fair value (cost: $1,938 and $1,687)	2,178	1,916
Short-term investments, at amortized cost (approximates fair value)	44,386	53,089

Total invested assets	1,476,298	1,459,380
Cash	5,513	7,313
Deferred policy acquisition costs	101,365	98,572
Insurance receivables:
Premiums, including $8,917 and $10,840 from affiliates, (net of allowance for doubtful accounts: $1,230 and $1,410)	41,472	33,378
Reinsurance	42,945	41,453
Deposit with affiliated ceding company	17,391	23,446
Goodwill and other intangible assets (net of accumulated amortization: $25,523 and $25,523)	138,785	138,785
Property and equipment, at cost (less accumulated depreciation and amortization: $39,245 and $38,931)	14,367	15,645
Prepaid reinsurance premiums	151	164
Accrued investment income	16,803	17,307
Other assets, including $162 and $0 from affiliates	2,545	2,291

Total assets	$1,857,635	$1,837,734

Liabilities
Reserves:
Unpaid losses and loss adjustment expenses	$401,103	$389,089
Unearned premiums	253,946	245,986

Total reserves	655,049	635,075
Long-term debt	30,930	30,930
Deferred income taxes, net	27,489	29,098
Reinsurance and other payables to affiliates	141	177
Accrued expenses	13,475	21,726
Liability for postretirement benefits	12,577	12,330
Income tax payable	6,820	13,775
Other liabilities	23,079	25,890

Total liabilities	769,560	769,001
Commitments and contingencies (See Notes 3, 5, 6 & 8)

Stockholders’ Equity
Common stock, par value $.01 per share, 100,000 shares authorized; 46,327 shares issued and 44,970 shares outstanding at March 31, 2011 and 46,104 shares issued and 44,748 shares outstanding at December 31, 2010	463	461
Additional paid-in capital	291,050	288,471
Retained earnings	782,682	761,925
Accumulated other comprehensive income	28,440	32,436
Treasury stock, 1,357 and 1,356 shares, at cost	(14,560)	(14,560)

Total stockholders’ equity	1,088,075	1,068,733

Total liabilities and stockholders’ equity	$1,857,635	$1,837,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(Amounts in thousands, except
	per share data)
Revenues:
Net earned premium	$96,658	$98,252
Net investment income	14,435	13,377
Net realized investment gains (losses):
Other-than-temporary impairment losses	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	—	(94)

Net impairment losses recognized in earnings	—	(94)
Net realized investment gains, excluding impairment losses	313	417

Total net realized investment gains	313	323

Total revenues	111,406	111,952

Expenses:
Net losses and loss adjustment expenses	28,031	28,581
Net commissions, brokerage and other underwriting expenses	52,266	52,788
Interest expense	284	281
Other expense	2,027	—

Total expenses	82,608	81,650

Income before income taxes	28,798	30,302
Income tax expense	8,041	9,497

Net income	$20,757	$20,805

Earnings per common share	$0.46	$0.47

Earnings per common share, assuming dilution	$0.46	$0.47

Weighted average shares outstanding	44,810	44,280

Weighted average shares outstanding, assuming dilution	45,157	44,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common					Accumulated
	Stock		Additional			Other	Treasury	Total
	Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive	Stock	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	At Cost	Equity
	(Amounts in thousands)
Balance, January 1, 2010	44,268	$456	$279,388		$627,505	$30,406	$(14,671)	$923,084

Comprehensive income:
Net income	—	$—	$—	$20,805	$20,805	$—	$—	$20,805
Other comprehensive income:
Change in unrealized gains on securities, after income tax expense of $865 (net of reclassification adjustment of $228, after income tax expense of $123)	—	—	—	1,607	—	1,607	—	1,607
Other-than-temporary impairment losses not recognized in the Condensed Consolidated Statements of Income, after income tax expense of $41 (net of reclassification adjustment of ($353), after income tax benefit of $190)	—	—	—	77	—	77	—	77
Net change related to postretirement benefits, after income tax benefit of $9	—	—	—	(18)	—	(18)	—	(18)

Total comprehensive income	—	—	—	$22,471	—	—	—	—

Stock-based compensation	—	—	441		—	—	—	441
Stock options exercised and other	30	1	297		—	—	65	363

Balance, March 31, 2010	44,298	$457	$280,126		$648,310	$32,072	$(14,606)	$946,359

Balance, January 1, 2011	44,748	$461	$288,471		$761,925	$32,436	$(14,560)	$1,068,733

Comprehensive income:
Net income	—	$—	$—	$20,757	$20,757	$—	$—	$20,757
Other comprehensive income:
Change in unrealized gains on securities, after income tax benefit of $2,154 (net of reclassification adjustment of $140, after income tax expense of $76)	—	—	—	(4,000)	—	(4,000)	—	(4,000)
Other-than-temporary impairment losses not recognized in the Condensed Consolidated Statements of Income, after income tax expense of $2	—	—	—	4	—	4	—	4

Total comprehensive income	—	—	—	$16,761	—	—	—	—

Stock-based compensation	105	1	567		—	—	—	568
Stock options exercised and other	117	1	2,012		—	—	—	2,013

Balance, March 31, 2011	44,970	$463	$291,050		$782,682	$28,440	$(14,560)	$1,088,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$20,757	$20,805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(21)	95
Depreciation and amortization	1,551	1,476
Amortization of bond premium, net	1,709	1,492
Loss on disposal or impairment of property and equipment	(12)	(49)
Net realized investment gains	(313)	(323)
Stock-based compensation	567	441
Deferred income tax expense	242	661
Changes in:
Insurance receivables	(9,565)	(10,291)
Reserve for unearned premiums	7,960	8,395
Reserve for unpaid losses and loss adjustment expenses	12,014	20,335
Deposit with affiliated ceding company	6,055	(26)
Deferred policy acquisition costs	(2,793)	(2,824)
Reinsurance and other payables to affiliates	(36)	128
Prepaid reinsurance premiums	13	13
Accrued expenses	(8,251)	(6,417)
Other assets and liabilities	(8,966)	(7,599)

Net cash provided by operating activities	20,911	26,312

Cash Flows from Investing Activities:
Fixed income securities:
Purchases	(65,168)	(63,950)
Maturities	26,749	14,834
Sales	5,471	8,422
Purchases of equity securities	(719)	(274)
Proceeds from the sale of equity securities	490	65
Changes in short-term investments	8,714	9,036
Purchases of property and equipment, net	(262)	(682)
Changes in payables for securities purchased	—	2,070

Net cash (used in) investing activities	(24,725)	(30,479)

Cash Flows from Financing Activities:
Employee stock option exercises and other	2,014	363

Net cash provided by financing activities	2,014	363

(Decrease) in cash	(1,800)	(3,804)
Cash at beginning of period	7,313	5,822

Cash at end of period	$5,513	$2,018

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$289	$288
Income taxes	$14,437	$14,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

CNA SURETY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)
1. General
Formation of CNA Surety Corporation
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
CNAF Proposal
     In October 2010, the Company received an unsolicited proposal from CNAF to acquire all of the outstanding shares of common stock that are not currently owned by subsidiaries of CNAF at a purchase price of $22.00 per share in cash (the “CNAF Proposal”). The Company’s Board of Directors appointed a special committee (the “Special Committee”), comprised solely of the Company’s three independent directors, to review and evaluate the CNAF Proposal. The Special Committee retained both legal and financial advisors to assist in their consideration of the CNAF Proposal. The Company incurred expenses of $2.0 million in the first quarter of 2011 and $1.5 million in the fourth quarter of 2010 directly related to the consideration of the proposal. These expenses are shown as “Other expense” in the Condensed Consolidated Statements of Income.
Subsequent Event — Merger Agreement and Tender Offer
     On April 21, 2011, the Company and CNAF announced that they had signed a definitive merger agreement pursuant to which CNAF will commence a tender offer to acquire all of the outstanding shares of common stock of CNA Surety not currently owned by subsidiaries of CNAF for $26.55 per share in cash.
     The transaction has been approved by the Board of Directors of CNA Surety, following the recommendation and approval of the Special Committee. The tender offer will be conditioned upon, among other things, acceptance by the holders of a majority of the publicly held shares of CNA Surety. Subject to the satisfaction of the foregoing, it is currently anticipated that the transaction will be completed by the end of the second quarter.
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

Basis of Presentation
     These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2010 Form 10-K. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year.
Earnings Per Share
     Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. For the purpose of calculating basic earnings per share, restricted stock shares granted under the Company’s stock-based compensation plan that have not yet vested are excluded from common shares outstanding. Diluted earnings per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect of common stock equivalents, which includes restricted stock shares, computed using the treasury stock method.
     The computation of earnings per common share is as follows (amounts in thousands, except for per share data):

	Three Months Ended
	March 31,
	2011	2010
Net income	$20,757	$20,805

Shares:
Weighted average shares outstanding	44,748	44,268
Weighted average shares of options exercised and additional stock issuance	62	12

Total weighted average shares outstanding	44,810	44,280
Effect of dilutive securities:
Common stock options	271	128
Restricted common stock awards	65	—
Other	11	13

Total effect of dilutive securities	347	141

Total weighted average shares outstanding, assuming dilution	45,157	44,421

Earnings per share	$0.46	$0.47

Earnings per share, assuming dilution	$0.46	$0.47

     No adjustments were made to reported net income in the computation of earnings per share. No options to purchase shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2011. At March 31, 2010, 0.7 million options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of CNA Surety’s common stock.
Adopted Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This guidance clarified application of Step 2 of the goodwill impairment tests. When Step 1 of the goodwill impairment test results in a zero or negative amount, some entities had concluded that Step 2 of the test was unnecessary because the fair value of their reporting unit would be greater than zero. The guidance requires an entity to perform Step 2 if it is more likely than not that an impairment exists. This accounting guidance was effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have an impact on the Company’s financial condition or results of operations.

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
2. Investments
     Major categories of net investment income were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Investment income:
Fixed income securities	$14,750	$13,666
Equity securities	9	8
Short-term investments	18	15
Other	10	13

Total investment income on available-for-sale securities	14,787	13,702
Investment income on deposit with affiliated ceding company	23	26
Investment expenses	375	351

Net investment income	$14,435	$13,377

     The Company did not hold any non-income producing fixed income securities as of March 31, 2011 or December 31, 2010.

     Net realized investment gains and losses and the net change in unrealized gains and losses of available-for-sale securities were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$295	$425
Gross realized investment losses:
Other-than-temporary impairment losses	—	(94)
Realized losses from sales	(4)	(19)

Total gross realized investment losses	(4)	(113)

Net realized investment gains on fixed income securities	291	312

Equity securities:
Gross realized investment gains	22	11
Gross realized investment losses:
Other-than-temporary impairment losses	—	—
Realized losses from sales	—	—

Total gross realized investment losses	—	—

Net realized investment gains on equity securities	22	11

Net realized investment gains	$313	$323

Net change in unrealized gains (losses)
Fixed income securities	$(6,159)	$2,569
Equity securities	11	21

Total net change in unrealized gains (losses)	$(6,148)	$2,590

Net realized gains and change in unrealized gains (losses)	$(5,835)	$2,913

     Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities and equity securities as available-for-sale, and as such, they are carried at fair value.

     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized other-than-temporary (“OTTI”) losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at March 31, 2011, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
March 31, 2011	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,289	$775	$—	$—	$18,064	$—
U.S. Agencies	5,515	204	—	—	5,719	—
Collateralized mortgage obligations — residential	18,711	1,510	—	—	20,221	—
Mortgage pass-through securities — residential	63,956	2,854	—	—	66,810	—
Obligations of states and political subdivisions	742,575	29,256	(6,130)	(2,083)	763,618	—
Corporate bonds	494,708	19,459	(1,806)	—	512,361	—
Collateralized mortgage obligations — commercial	10,016	581	—	—	10,597	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	1,931	—	—	(267)	1,664	(873	)(a)
Consumer credit receivables	10,000	36	—	—	10,036	—
Other	20,164	523	(43)	—	20,644	—

Total fixed income securities	1,384,865	55,198	(7,979)	(2,350)	1,429,734	$(873)

Equity securities	1,938	240	—	—	2,178

Total	$1,386,803	$55,438	$(7,979)	$(2,350)	$1,431,912

(a)	The unrealized loss position of this security was $0.3 million at March 31, 2011.

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
     As of March 31, 2011 and December 31, 2010, no investments in any single issuer exceeded 10% of stockholders’ equity.
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
     Based on the Company’s evaluation of this quantitative criteria and qualitative information, the Company recorded no OTTI losses on equity securities for the three months ended March 31, 2011 and 2010, respectively.
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
     Based on the Company’s evaluation of this quantitative criteria and qualitative information, the Company did not record credit-related OTTI losses on fixed income securities during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company recorded credit-related OTTI losses of $0.1 million on a security collateralized by sub-prime home loans and rated below investment grade by Standard & Poor’s (“S&P”). The Company initially recorded credit-related OTTI losses on this security in the second quarter of 2009.
     The following table presents a roll-forward of the Company’s cumulative credit losses recognized in net realized gains/ losses on the Condensed Consolidated Statements of Income on fixed income securities held as of March 31, 2011 and 2010, respectively (in thousands of dollars):

	Three Months Ended March 31,
	2011	2010
Beginning balance	$238	$116
Credit losses for which an OTTI loss was not previously recognized	—	—
Credit losses for which an OTTI loss was previously recognized	—	94

Ending balance	$238	$210

     The amortized cost and estimated fair value of fixed income securities, by contractual maturity, at March 31, 2011 and December 31, 2010 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Fixed income securities:
Due within one year	$43,703	$44,313	$39,649	$40,035
Due after one year but within five years	418,872	437,713	422,319	441,895
Due after five years but within ten years	529,294	552,111	480,548	507,793
Due after ten years	268,218	265,625	284,767	282,728

	1,260,087	1,299,762	1,227,283	1,272,451
Mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities	124,778	129,972	126,064	131,924

	$1,384,865	$1,429,734	$1,353,347	$1,404,375

     The following table provides the composition of fixed income securities with an unrealized loss at March 31, 2011 in relation to the total of all fixed income securities in an unrealized loss position by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss
Due after one year through five years	16%	6%
Due after five years through ten years	37	24
Due after ten years	43	67
Asset-backed securities	4	3

Total	100%	100%

     The following table summarizes for fixed income securities in an unrealized loss position at March 31, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	March 31, 2011		December 31, 2010
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade (a):
0-6 months	$281,785	$7,945	$223,778	$6,350
Greater than 24 months	4,785	760	7,903	663

Total investment grade	286,570	8,705	231,681	7,013
Non-investment grade:
0-6 months	6,208	25	11,256	83
7-12 months	1,532	9	—	—
Greater than 24 months	11,168	1,590	11,522	1,356

Total non-investment grade	18,908	1,624	22,778	1,439

Total	$305,478	$10,329	$254,459	$8,452

(a)	Investment grade is determined by using the S&P rating. If a security is not rated by S&P, the Moody’s Investor Services (“Moody’s”) rating is used. As of March 31, 2011 and December 31, 2010, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     At March 31, 2011, the Company holds 275 fixed income securities in an unrealized gain position with a total estimated fair value of $1,124.3 million in a gross unrealized gain position of $55.2 million in the aggregate.

     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses						Estimated
March 31, 2011	AAA	AA	A	BBB	Total	Count	Fair Value
Fixed income securities:
Investment grade(a):
Obligations of states and political subdivisions	$577	$4,170	$2,143	$—	$6,890	34	$173,884
Corporate bonds	—	39	1,405	328	1,772	22	102,232
Other asset-backed securities:
Other	43	—	—	—	43	2	10,454

Total investment grade	620	4,209	3,548	328	8,705	58	286,570
Non-investment grade:
Obligations of states and political subdivisions	—	—	—	—	1,323	1	9,504
Corporate bonds	—	—	—	—	34	5	7,740
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	—	—	267	1	1,664

Total non-investment grade	—	—	—	—	1,624	7	18,908

Total	$620	$4,209	$3,548	$328	$10,329	65	$305,478

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At March 31, 2011, all of the Company’s fixed income securities were rated by S&P or Moody’s.
     The unrealized losses on the Company’s investments in obligations of states and political subdivisions are due to changes in credit spreads and rising interest rates. Of the thirty-four investment grade obligations of states and political subdivisions in an unrealized loss position at March 31, 2011, only nine were in an unrealized loss position exceeding 5% of the security’s amortized cost. The largest unrealized loss, $0.8 million, or 13.7% of the security’s amortized cost, was on a security issued by a governmental utility authority. The unrealized loss position of this security has deteriorated slightly compared to December 31, 2010 when it was $0.7 million, or 11.9% of the security’s amortized cost.
     While the overall unrealized loss position of obligations of states and political subdivisions grew from $5.8 million, or 3.4% of their amortized cost, at December 31, 2010 to $6.9 million, or 3.8% of their amortized cost at March 31, 2011, the Company continues to believe that all interest and principal will be paid according to their contractual terms. In addition to credit reviews, each municipal bond investment is reviewed as to the sources of debt service and the margins of safety around those sources. The Company’s municipal bond investments are focused in revenue bonds and full-faith-and-credit general obligation bonds. For revenue bonds, the focus is on bonds where the sources of debt service are from fees from public universities, transportation, such as toll ways and airports, and essential services, such as power, water and sewer. The Company focuses on bonds where there is a monopoly provider with ratemaking authority and where there are specific taxes pledged directly to bond repayments. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at March 31, 2011.
     Of the Company’s twenty-two investment grade corporate bond investments in an unrealized loss position at March 31, 2011, the largest unrealized loss was $0.3 million, or 4.8% of the amortized cost of a security issued by a public utility. Only one of these corporate bond investments was in an unrealized loss position that exceeded 5% of the security’s amortized cost. This security, also issued by a public utility, had an unrealized loss of $0.2 million, or 5.4% of the security’s amortized cost. Interest rate increases in the first quarter of 2011 caused the overall unrealized loss position on the Company’s investment grade corporate bond holdings to increase by $0.6 million at March 31, 2011 compared to December 31, 2010. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at March 31, 2011.
     Two investment grade asset-backed securities held by the Company were in an unrealized loss position at March 31, 2011. Neither of these securities was in an unrealized loss position that exceeded 5% of the security’s amortized cost. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at March 31, 2011.
     Only one of the Company’s investments in obligations of states and political subdivisions was rated below investment grade and was in an unrealized loss position at March 31, 2011. This security, issued by a governmental utility authority, was in an unrealized loss position of $1.3 million, or 12.2% of its amortized cost, at March 31, 2011. The Company believes that this security is rated below investment grade because an inconsequential contingency amount is insured with one of the major monoline insurers which is rated B by S&P. The Company believes that this insurer is the lowest rated source of security involved in the transaction and, despite the fact that the amount of security provided by this insurer is inconsequential, the entire transaction is rated to the lowest rated component. Based on the Company’s analysis of the sources of debt service on this bond and the fact that the security is current on all interest payments due through March 31, 2011, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized loss on this security is indicative of credit loss and, as such, has not recorded an OTTI loss on this security at March 31, 2011.
     During 2010, the Company began a program to invest a modest amount in non-investment grade corporate bonds due to the relative attractiveness of this sector. Five of the securities purchased under this program were in an unrealized loss position at March 31, 2011. In the aggregate, these five securities had an unrealized loss of less than $0.1 million as of March 31, 2011. Each of these securities was in an unrealized loss position representing 0.6% or less of that security’s amortized cost. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded an OTTI loss on these securities at March 31, 2011.
     At March 31, 2011 the Company’s exposure to sub-prime home loans was limited to one asset-backed security collateralized by sub-prime home loans which originated prior to 2005. The estimated fair value of this non-investment grade security was $1.7 million at March 31, 2011. This security was in an unrealized loss position of $0.3 million, or 13.8% of its amortized cost at March 31, 2011. During 2011, the Company received repayments on this security of $0.1 million, or approximately 5% of the par value outstanding at December 31, 2010. As discussed previously, the Company previously recorded credit-related OTTI losses on this security, however, the Company determined that there were no additional credit losses during the first quarter of 2011. The Company believes the non-credit component of the unrealized loss on this security is primarily attributable to this asset class being out of favor with investors and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of the adjusted amortized cost.
     Based on the current facts and circumstances discussed above for the Company’s securities in an unrealized loss position, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position are required to be recorded at March 31, 2011.
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
     There were no amounts past due under reinsurance contracts and no allowances were established for uncollectible reinsurance receivables at March 31, 2011 or December 31, 2010.
     The effect of reinsurance on the Company’s written and earned premium was as follows (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	Written	Earned	Written	Earned
Direct	$88,882	$80,602	$91,963	$81,879
Assumed	21,209	21,529	20,564	22,253
Ceded	(5,461)	(5,473)	(5,867)	(5,880)

Net premiums	$104,630	$96,658	$106,660	$98,252

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
     Assumed premium also includes surety business written by another affiliate, First Insurance Company of Hawaii, Ltd. and its subsidiaries First Indemnity Insurance of Hawaii, Inc., First Fire and Casualty Insurance of Hawaii, Inc. and First Security Insurance of Hawaii, Inc. (collectively, “FICOH”). Through its insurance subsidiaries, CNAF owns approximately 50% of the outstanding common stock of First Insurance Company of Hawaii, Ltd. Under the terms of this excess of loss agreement effective January 1, 2011 through December 31, 2011 that covers certain contract surety business, FICOH retains losses of $2 million per principal and Western Surety assumes 80% of $5 million per principal in excess of $2 million subject to an aggregate annual limit of $8 million. Premiums assumed by Western Surety under this agreement were less than $0.1 million for both the three months ended March 31, 2011 and 2010.
     CNA Surety also assumes premium on contract and commercial surety bonds for international risks. Such premiums are assumed pursuant to the terms of reinsurance treaties or as a result of specific international bond requirements of domestic customers. For the three month periods ended March 31, 2011 and 2010, assumed premiums written under such arrangements were $1.1 million and $1.3 million, respectively.
     The effect of reinsurance on the Company’s provision for loss and loss adjustment expenses and the corresponding ratio to earned premium was as follows (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	$	Ratio	$	Ratio
Gross losses and loss adjustment expenses	$29,618	29.0%	$27,815	26.7%
Ceded amounts	(1,587)	29.0%	766	(13.0)%

Net losses and loss adjustment expenses	$28,031	29.0%	$28,581	29.1%

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
     2010 Third Party Reinsurance
     Effective January 1, 2010, CNA Surety entered into an excess of loss treaty (“2010 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the excess of loss treaty effective in 2009. Under the 2010 Excess of Loss Treaty, the Company’s net retention per principal was $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $12.3 million based on losses ceded under the contract. The actual ceded premiums for the 2010 Excess of Loss Treaty were $23.7 million.
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
Related Party Reinsurance
     Reinsurance agreements together with the Services and Indemnity Agreement described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. Agreements originally entered into on September 30, 1997 (the “Merger Date”) include: (i) the Surety Quota Share Treaty (the “Quota Share Treaty”) and (ii) the Aggregate Stop Loss Reinsurance Contract (the “Stop Loss Contract”). Although the contracts entered on the Merger Date have expired, some have been renewed on different terms as described below.
     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2011 and expires on December 31, 2011 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2010, this resulted in an override commission on their actual direct acquisition costs of 4.7% to CCC and CIC.
     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through March 31, 2011.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the Company’s insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the Company’s insurance subsidiaries paid CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through March 31, 2011 and December 31, 2010, losses incurred under the Stop Loss Contract were $47.2 million. At March 31, 2011, the amount received under the Stop Loss Contract included $2.8 million held by the Company for losses covered under this contract that were incurred but not paid.
     The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the surety business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2011 and expires on December 31, 2011 and is annually renewable thereafter. As of March 31, 2011, there were no amounts due to the CNA Surety insurance subsidiaries under this agreement.
     On January 1, 2010, the Company and CCC entered into separate agreements that provide for the transfer of the Canadian surety business of CCC to Western Surety. These agreements, which include a quota share treaty (the “Canadian Quota Share Treaty”) and a services and indemnity agreement (the “Canadian Services and Indemnity Agreement”), are substantially similar to the Quota Share Treaty and the Services and Indemnity Agreement discussed above. The Canadian Services and Indemnity Agreement provides Western Surety with the authority to supervise various administrative, underwriting and claim functions associated with the surety business written by CCC, through its Canadian branch, on behalf of the Company. Through the Canadian Quota Share Treaty, this Canadian surety business is transferred to Western Surety. Pursuant to these agreements, CCC will transfer the subject premium and related liabilities of such business and pay to Western Surety an amount equal to CCC’s net written premiums on all such business, minus a ceding commission of 33.5% of net written premiums. Further, Western Surety will pay an additional ceding commission to CCC in the amount of actual direct expense in producing such premium. This agreement was renewed on January 1, 2011 and expires on December 31, 2011 and is annually renewable thereafter.
     As of March 31, 2011 and December 31, 2010, CNA Surety had an insurance receivable balance from CCC and CIC of $8.9 million and $10.8 million, respectively, comprised of premiums receivable. At March 31, 2011 and December 31, 2010, CNA Surety had no reinsurance receivable from affiliates. CNA Surety had no reinsurance payables to CCC or CIC as of March 31, 2011 or December 31, 2010.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $17.4 million and $23.4 million at March 31, 2011 and December 31, 2010, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.
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
     Assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are summarized below (amounts in thousands):

	March 31, 2011
	Fair Value Measurement Using			Assets at Fair
	Level 1	Level 2	Level 3	Value

Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,064	$—	$—	$18,064
U.S. Agencies	—	5,719	—	5,719
Collateralized mortgage obligations — residential	—	20,221	—	20,221
Mortgage pass-through securities — residential	—	66,810	—	66,810
Obligations of states and political subdivisions	—	763,618	—	763,618
Corporate bonds	—	512,361	—	512,361
Collateralized mortgage obligations — commercial	—	10,597	—	10,597
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	1,664	—	1,664
Consumer credit receivables	—	10,036	—	10,036
Other	—	20,644	—	20,644

Total fixed income securities	18,064	1,411,670	—	1,429,734
Equity securities at fair value	2,178	—	—	2,178
Short-term investments at fair value (a)	24,397	19,989	—	44,386

Total assets	$44,639	$1,431,659	$—	$1,476,298

(a)	Includes commercial paper, U.S. Government agency discount notes and money market funds.

	December 31, 2010
	Fair Value Measurement Using			Assets at Fair
	Level 1	Level 2	Level 3	Value

Assets:
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$18,202	$—	$—	$18,202
U.S. Agencies	—	6,768	—	6,768
Collateralized mortgage obligations — residential	—	22,327	—	22,327
Mortgage pass-through securities — residential	—	72,047	—	72,047
Obligations of states and political subdivisions	—	770,608	—	770,608
Corporate bonds	—	476,873	—	476,873
Collateralized mortgage obligations — commercial	—	10,585	—	10,585
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	3,522	—	3,522
Consumer credit receivables	—	10,156	—	10,156
Other	—	13,287	—	13,287

Total fixed income securities	18,202	1,386,173	—	1,404,375
Equity securities at fair value	1,916	—	—	1,916
Short-term investments at fair value (a)	16,842	36,247	—	53,089

Total assets	$36,960	$1,422,420	$—	$1,459,380

(a)	Includes commercial paper, U.S. Government agency discount notes and money market funds.
5. Reserves for Losses and Loss Adjustment Expenses
     Activity in the reserves for unpaid losses and loss adjustment expenses was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Reserves at beginning of period:
Gross	$389,089	$406,123
Ceded reinsurance	43,007	50,968

Net reserves at beginning of period	346,082	355,155

Net incurred loss and loss adjustment expenses:
Provision for insured events of current year	28,031	28,581
Increase (decrease) in provision for insured events of prior years	—	—

Total net incurred	28,031	28,581

Net payments attributable to:
Current year events	778	690
Prior year events	16,568	8,092

Total net payments	17,346	8,782

Foreign currency transaction adjustments	98	74

Net reserves at end of period	356,865	375,028
Ceded reinsurance at end of period	44,238	51,430

Gross reserves at end of period	$401,103	$426,458

6. Debt
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at the London Interbank Offered Rate (“LIBOR”) plus 337.5 basis points with a 30-year term. As of May 2009, the Company may redeem these securities, in whole or in part, at par value at any scheduled quarterly interest payment date. As of March 31, 2011, none of these preferred securities have been redeemed.

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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $55.6 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of March 31, 2011 and 2010, the interest rate on the junior subordinated debenture was 3.688% and 3.625%, respectively.
7. Employee Benefits
     Western Surety sponsors two postretirement benefit plans covering certain employees. One plan provides medical benefits and the other plan provides sick leave termination payments. The medical benefit plan provides coverage for employees, and their eligible dependents, hired by Western Surety before November 1, 1992 and who retire at age 55 or later with at least 15 years of service. Only employees hired by Western Surety prior to 1988 are eligible for the sick leave plan. Further, benefits for the sick leave plan are based on unused accrued sick leave as of December 31, 2003, the date the accruals were frozen. The postretirement medical benefit plan is contributory and the sick leave plan is non-contributory. Western Surety uses a December 31 measurement date for both of its postretirement benefit plans. There were no plan assets for either of the postretirement benefit plans at March 31, 2011 or December 31, 2010.
     The postretirement benefit plan that provides medical benefits has been determined to be actuarially equivalent to Medicare Part D on an estimated basis under the rules provided in final regulations issued in 2005. As such, the federal subsidy to plan sponsors under the Medicare Modernization Act has been recognized in the accounting for that plan. In 2010, enactment of the Patient Protection and Affordable Care Act (the “Act”) and the Healthcare and Education Affordability Reconciliation Act, which modified certain provisions of the Act, repealed the rule permitting deduction, for tax purposes, of the entire cost of providing prescription drug benefits even though a portion is offset by the federal subsidy. The impact of these provisions has been recognized in the accounting for this postretirement benefit plan and included recognition of additional tax expense of $0.5 million for the three months ended March 31, 2010.
     The plans’ combined net periodic postretirement benefit cost included the following components (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net periodic benefit cost:
Service cost	$66	$61
Interest cost	169	158
Amortization of prior service cost (benefit)	(14)	(28)
Net amortization of actuarial loss	16	1

Net periodic benefit cost	$237	$192

     The Company expects to contribute $0.2 million to the postretirement benefit plans to pay benefits in 2011. As of March 31, 2011, less than $0.1 million of contributions have been made to the postretirement benefit plans.
8. Commitments and Contingencies
     At March 31, 2011 the future minimum commitments under operating leases were as follows: 2011 — $1.6 million; 2012 — $1.1 million; 2013 — $0.2 million; 2014 — $0.2 million; 2015 — $0.2 million.
     In addition to these operating lease commitments, in September 2010 CNA Surety entered into a lease agreement for a new property to be occupied following the 2012 expiration of the lease for its primary processing and service center in Sioux Falls,

South Dakota. The new lease includes various contingencies including completion of construction of the building and office space to be occupied. The lease term shall be ten years from its commencement date as defined in the agreement. Other specific lease terms such as final rental square feet and cost will be finalized upon satisfaction of the required contingencies.
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
     The Company has not recognized any liabilities for uncertain income taxes as of March 31, 2011 or December 31, 2010, respectively. Also, the Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
10. Stockholders’ Equity
     The Company reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options, nonqualified stock options, restricted stock, bonus shares or stock appreciation rights (collectively, “awards”) to be granted under the CNA Surety 2006 Long-Term Equity Compensation Plan (the “2006 Plan”), approved by shareholders on April 25, 2006. The aggregate number of shares initially available for which awards may be granted under the 2006 Plan was 3,000,000.
     The 2006 Plan provides for the granting of incentive stock options as defined under Section 409A of the Internal Revenue Code of 1986, as amended. All nonqualified stock options and incentive stock options granted under the 2006 Plan expire ten years after the date of grant and vest ratably over the four-year period following the date of grant.
     The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), consisting of two or more directors of the Company. Subject to the provisions set forth in the 2006 Plan, all of the members of the Committee shall be independent members of the Board of Directors. The Committee determines the types and sizes of awards under the 2006 Plan.
     Through 2010, only nonqualified stock options were awarded under the 2006 Plan. Based on an evaluation of current best practices for stock-based compensation plans and alignment with the Company’s goals, in 2011 awards to employees and officers under the 2006 Plan consisted solely of restricted stock.
     For stock option awards, the Committee determines the exercise price, which may not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and may not be less than the par value of the Company’s common stock for nonqualified stock options. For restricted stock awards, the Committee determines the amount paid by the grantee for the restricted stock, which may not be less than the par value of the Company’s common stock for shares to be settled in newly issued common shares. Both restricted stock awards and option exercises under the 2006 Plan are settled in newly issued common shares.
     On February 4, 2011, 104,876 shares of restricted stock were granted under the 2006 Plan. The grant price per share was $25.08, which was the closing sale price for the Company’s common stock as reported on the New York Stock Exchange on the grant date. These restricted stock awards vest ratably over the four-year period following the date of the grant. As of March 31, 2011, the number of shares available for granting of awards under the 2006 Plan was 1,904,712.
     On February 5, 2010, 281,260 options were granted under the 2006 Plan. The fair market value (at grant date) per option granted was $7.25 for these options. The fair value of these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.32%; dividend yield of 0.0%; expected option life of 5.3 years and volatility of 55.5%, which was based on historical volatility. The Company estimated the expected option life of the 2010 grant based on its analysis of past exercise patterns for similar options. As of March 31, 2010, the number of shares available for granting of awards under the 2006 Plan was 1,980,165.
     The compensation expense recorded for the Company’s stock-based compensation plans was $0.6 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation arrangements was $0.2 million for both the three months ended March 31, 2011 and 2010. The amount of cash received from the exercise of stock options was $2.3 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.
     A summary of option activity for the three months ended March 31, 2011 is presented below:

		Weighted
		Average Option
	Shares Subject	Price per
	to Option	Share
Outstanding options at January 1, 2011	1,093,181	$15.67
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	(116,993)	$17.01

Outstanding options at March 31, 2011	976,188	$15.51

     A summary of the status of the Company’s non-vested options as of March 31, 2011 and changes during the three months then ended is presented below:

		Weighted
		Average
	Shares Subject	Grant Date
	to Option	Fair Value
Non-vested options at January 1, 2011	603,859	$7.71
Options granted	—	—
Options vested	(243,984)	$7.90
Options forfeited	—	—

Non-vested options at March 31, 2011	359,875	$7.58

     A summary of the options vested or expected to vest and options exercisable as of March 31, 2011 is presented below:

Options Vested or Expected to Vest
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
March 31, 2011	938,153	$15.49	$9,166,415	6.3 years

Options Exercisable
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number	Exercise Price	Intrinsic Value	Contractual Life
March 31, 2011	616,313	$15.27	$2,728,695	5.3 years

     The total intrinsic value of options exercised was $0.9 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The tax benefits recognized by the Company for these exercises were $0.3 million and less than $0.1 million for the three months ended March 31, 2011 and 2010, respectively.
     A summary of the status of the Company’s restricted stock awards as of March 31, 2011 and changes during the three months then ended is presented below:

	Shares Subject	Weighted Average Grant Date
	to Grant	Fair Value
Non-vested restricted stock awards at January 1, 2011	—	—
Restricted shares granted	104,876	$25.08
Restricted shares vested	—	—
Restricted shares forfeited	(292)	$25.08

Non-vested restricted stock awards at March 31, 2011	104,584	$25.08

     As of March 31, 2011, there was $3.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plans. That cost is expected to be recognized as follows: 2011 — $1.5 million; 2012 — $1.0 million; 2013 — $0.5 million and 2014 — $0.1 million.

CNA SURETY CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following is a discussion and analysis of CNA Surety Corporation and its subsidiaries’ (collectively, “CNA Surety” or the “Company”) operating results, liquidity and capital resources, and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
CNAF Merger Agreement and Tender Offer
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
     On April 21, 2011, the Company and CNAF announced that they had signed a definitive merger agreement pursuant to which CNAF will commence a tender offer to acquire all of the outstanding shares of common stock of CNA Surety not currently owned by subsidiaries of CNAF for $26.55 per share in cash.
     The transaction has been approved by the Board of Directors of CNA Surety, following the recommendation and approval of the Special Committee. The tender offer will be conditioned upon, among other things, acceptance by the holders of a majority of the publicly held shares of CNA Surety. Subject to the satisfaction of the foregoing, it is currently anticipated that the transaction will be completed by the end of the second quarter.
Critical Accounting Policies
     The Company’s accounting policies related to reserves and disclosures for unpaid losses and loss adjustment expenses and related estimates of reinsurance recoverables are particularly critical to an assessment of the Company’s financial results. Given the nature of the surety business, the determination of these balances is inherently a highly subjective exercise which requires management to analyze, weigh and balance numerous macroeconomic, customer specific and claim specific factors and trends, most of which, in and of themselves, are inherently uncertain and difficult to predict. In addition, management believes the other most critical accounting policies and related disclosures for purposes of understanding the Company’s results of operations and financial condition pertain to investments, goodwill and other intangible assets, recognition of premium revenue and the related unearned premium liability, premiums receivable and deferred policy acquisition costs.
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
     In 2011, the Company changed its classification of LAE reserves to better reflect the methodologies used to estimate these reserves. Previously, the Company allocated a portion of the estimated LAE liability and classified it as a case LAE reserve. As of March 31, 2011, the estimated liability for LAE is classified only as IBNR reserve. Reported case LAE reserves at December 31, 2010 were $22.5 million. This change in classification had no impact on the total LAE reserve estimate as of March 31, 2011 nor did it have any impact on the Company’s results of operations for the three months ended March 31, 2011.
     The following table shows the estimated liability as of March 31, 2011 for unpaid claims applicable to reported claims and to IBNR (dollars in thousands) for each sub-line of business:

	Gross Case Loss	Gross IBNR Loss	Total Gross
	Reserves	and LAE Reserves	Reserves
Contract	$57,719	$213,785	$271,504
Commercial	38,688	79,941	118,629
Fidelity and other	2,265	8,705	10,970

Total	$98,672	$302,431	$401,103

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
Investments
     Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders’ equity as a separate component of accumulated other comprehensive income.
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

Goodwill and Other Intangible Assets
     CNA Surety’s Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 include goodwill and intangible assets of approximately $138.8 million. This amount primarily represents goodwill and identified intangibles with indefinite useful lives arising from the acquisition of Capsure Holdings Corp.
     A significant amount of judgment is required in performing intangible assets impairment tests. Such tests include periodically determining or reviewing the estimated fair value of CNA Surety’s reporting units. Under the relevant standard, fair value of a reporting unit refers to the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants. There are several methods of estimating fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. The Company uses a valuation technique based on discounted cash flows. Significant inputs to the Company’s discounted cash flow model include estimated capital requirements to support the business, expected cash flows from underwriting activity, required capital reinvestment to support growth and the selected discount rates. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then an additional test must be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. To determine the implied value of intangible assets, individual assets, including identifiable intangible assets and liabilities of the reporting unit, are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of intangible assets. The excess of the recorded amount of intangible assets over the implied value of intangible assets is recorded as an impairment loss.
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
Comparison of CNA Surety Actual Results for the Three Months Ended March 31, 2011 and 2010
Analysis of Net Income
     Net income for the three months ended March 31, 2011 was $20.8 million, or $0.46 per diluted share, compared to $20.8 million, or $0.47 per diluted share, for the same period in 2010.
     The components of net income are discussed in the following sections.
Results of Insurance Operations
     Underwriting components for the Company for the three months ended March 31, 2011 and 2010 are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Gross written premiums	$110,091	$112,527

Net written premiums	$104,630	$106,660

Net earned premiums	$96,658	$98,252

Net losses and loss adjustment expenses	$28,031	$28,581

Net commissions, brokerage and other underwriting expenses	$52,266	$52,788

Loss ratio	29.0%	29.1%
Expense ratio	54.1	53.7

Combined ratio	83.1%	82.8%

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
     CNA Surety also assumes premium on contract and commercial surety bonds for international risks. Such premiums are assumed pursuant to the terms of reinsurance treaties or as a result of specific international bond requirements of domestic customers. For the three months ended March 31, 2011 and 2010, premiums assumed under such arrangements were $1.1 million and $1.3 million, respectively.
     Gross written premium, which is the aggregate of direct written premiums and assumed written premiums, for the three months ended March 31, 2011 and 2010 is shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended March 31,
	2011	2010
Contract	$66,212	$68,457
Commercial	34,994	35,221
Fidelity and other	8,885	8,849

Total	$110,091	$112,527

     For the three months ended March 31, 2011, gross written premiums decreased 2.2 percent to $110.1 million compared to $112.5 million for the three months ended March 31, 2010. Contract surety gross written premiums decreased 3.3 percent to $66.2 million due to continued challenges in the construction industry. Commercial surety gross written premiums decreased 0.6 percent to $35.0 million, reflecting a modest decline in the small commercial market, partially offset by selective growth in the corporate commercial market.
     The Company’s insurance subsidiaries purchase reinsurance from other insurance companies and affiliates. Reinsurance arrangements are used to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. The cost of this reinsurance is recorded as ceded written premium. Ceded written premium decreased from $5.9 million for the three months ended March 31, 2010 to $5.5 million for the three months ended March 31, 2011 due to the lower cost of the Company’s 2011 third party excess of loss reinsurance treaty.
     Net written premium, which is gross written premiums less ceded written premiums, for the three months ended March 31, 2011 and 2010 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended March 31,
	2011	2010
Contract	$61,439	$63,313
Commercial	34,306	34,498
Fidelity and other	8,885	8,849

Total	$104,630	$106,660

     Net written premiums decreased 1.9 percent to $104.6 million for the three months ended March 31, 2011 compared to the same period of 2010, reflecting the decrease in gross written premium partially offset by the reduction in ceded written premium discussed above.

     Net written premiums are recognized as revenue over the policy term as net earned premiums. Net earned premiums for the three months ended March 31, 2011 and 2010 are shown in the table below (dollars in thousands) for each sub-line of business:

	Three Months Ended March 31,
	2011	2010
Contract	$57,223	$58,526
Commercial	31,937	32,276
Fidelity and other	7,498	7,450

Total	$96,658	$98,252

     For the three months ended March 31, 2011, net earned premiums decreased by $1.6 million to $96.7 million as compared to the same period of 2010 reflecting the impact of adverse economic conditions on net written premiums in the current and prior periods. Net earned premiums for contract surety business decreased 2.2 percent to $57.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Net earned premiums for commercial surety decreased 1.1 percent to $31.9 million, while fidelity and other net earned premiums increased 0.6 percent to $7.5 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Net Loss Ratio
     The loss ratios for the three months ended March 31, 2011 and 2010 were 29.0% and 29.1%, respectively. These loss ratios typically include re-estimates of prior accident year reserves, known as reserve development. There were no revisions of prior year reserves for the three months ended March 31, 2011 and 2010. The Company’s estimates of losses for the current accident year as well as for accident years 2010 and 2009 continue to reflect the impact of difficult economic conditions.
Expense Ratio
     The expense ratios for the three months ended March 31, 2011 and 2010 were 54.1% and 53.7%, respectively. Expected upward pressure on the expense ratio resulting from the impact on earned premiums of lower gross written premiums was partially offset by the impact of lower ceded written premium and the Company’s continued expense management.
Other Expense
     As previously discussed, in October 2010, the Company received an unsolicited proposal from CNAF to acquire all of the outstanding shares of common stock that are not currently owned by subsidiaries of CNAF. The Special Committee appointed to review and evaluate the CNAF Proposal retained both legal and financial advisors to assist in their consideration of the CNAF Proposal. The Company incurred expenses of $2.0 million in the three months ended March 31, 2011 related to the evaluation of the CNAF Proposal. These expenses are shown as “Other expense” in the Condensed Consolidated Statements of Income and are not included in the expense ratio discussed above.
Investment Income and Realized Investment Gains/Losses
     Net investment income was $14.4 million for the three months ended March 31, 2011 compared to $13.4 million for the three months ended March 31, 2010. This increase is due to an increase in invested assets resulting from cash flows from operations partially offset by a decline in yields. The annualized pre-tax yield was 4.1% and 4.2% for the three months ended March 31, 2011 and 2010, respectively. The annualized after-tax yield was 3.3% and 3.4% for the three months ended March 31, 2011 and 2010, respectively.

     The following summarizes net realized investment gains (losses) activity (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net realized investment gains (losses):
Fixed income securities:
Gross realized investment gains	$295	$425
Gross realized investment losses:
Other-than-temporary impairment losses	—	(94)
Realized losses from sales	(4)	(19)

Total gross realized investment losses	(4)	(113)

Net realized investment gains on fixed income securities	291	312

Equity securities:
Gross realized investment gains	22	11
Gross realized investment losses:
Other-than-temporary impairment losses	—	—
Realized losses from sales	—	—

Total gross realized investment losses	—	—

Net realized investment gains on equity securities	22	11

Net realized investment gains	$313	$323

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
Interest Expense
     Interest expense was $0.3 million for both the three months ended March 31, 2011 and 2010. The benchmark interest rate for the Company’s variable interest rate debt is the London Interbank Offered Rate (“LIBOR”). The weighted average interest rate for the three months ended March 31, 2011 was 3.7% as compared with 3.6% for the same period in 2010. Weighted average debt outstanding was $30.9 million for each of these periods.
Income Taxes
     The Company’s income tax expense for the three months ended March 31, 2011 was $8.0 million compared to $9.5 million for the three months ended March 31, 2010. The effective income tax rates for these periods were 27.9% and 31.3%, respectively. The effective tax rates are lower than the statutory tax rates primarily due to the Company’s ability to exclude interest income from its significant investments in tax-exempt securities. Tax-exempt investment income was $6.5 million and $6.3 million for the three months ended March 31, 2011 and 2010, respectively.
     Income tax expense for the three months ended March 31, 2010 also included additional income tax expense of $0.5 million as the result of enacted health care reform legislation. The Patient Protection and Affordable Care Act and the Healthcare and Education Affordability Reconciliation Act repealed the rule permitting deduction, for tax purposes, of the entire cost of providing prescription drug benefits even though a portion is offset by a federal subsidy. The Company’s postretirement benefit plan that provides medical benefits includes such prescription drug coverage.
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
     With respect to contract surety, the Company’s portfolio is predominantly comprised of contractors with bonded backlog of less than $30.0 million. Bonded backlog is an estimate of the Company’s exposure in the event of default before indemnification. The Company has accounts with bonded backlogs significantly greater than $30.0 million, and in 2010 extended its strategy to also target contractors with the largest work programs. Often referred to as “jumbo” contractors, these accounts are typically served by a group of sureties with each surety taking a share of bonds written for the account.
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
     2010 Third Party Reinsurance
     Effective January 1, 2010, CNA Surety entered into an excess of loss treaty (“2010 Excess of Loss Treaty”) with a group of third party reinsurers on terms similar to the excess of loss treaty effective in 2009. Under the 2010 Excess of Loss Treaty, the Company’s net retention per principal was $15 million with a 5% co-participation in the $90 million layer of third party reinsurance coverage above the Company’s retention. The contract provided aggregate coverage of $185 million and included an optional extended discovery period, which was not exercised. The contract also included a provision for additional premiums of up to $12.3 million based on losses ceded under the contract. The actual ceded premiums for the 2010 Excess of Loss Treaty were $23.7 million.
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
Related Party Reinsurance
     Reinsurance agreements together with the Services and Indemnity Agreement described below provide for the transfer of the surety business written by CCC and CIC to Western Surety. Agreements originally entered into on September 30, 1997 (the “Merger Date”) include: (i) the Surety Quota Share Treaty (the “Quota Share Treaty”) and (ii) the Aggregate Stop Loss Reinsurance Contract (the “Stop Loss Contract”). Although the contracts entered on the Merger Date have expired, some have been renewed on different terms as described below.
     Through the Quota Share Treaty, CCC and CIC transfer to Western Surety surety business written or renewed by CCC and CIC after the Merger Date. The Quota Share Treaty was renewed on January 1, 2011 and expires on December 31, 2011 and is annually renewable thereafter. CCC and CIC transfer the related liabilities of such business and pay to Western Surety an amount in cash equal to CCC’s and CIC’s net written premiums written on all such business, minus a quarterly ceding commission to be retained by CCC and CIC equal to $50,000 plus 25% of net written premiums written on all such business. For 2010, this resulted in an override commission on their actual direct acquisition costs of 4.7% to CCC and CIC.

     Under the terms of the Quota Share Treaty, CCC has guaranteed the loss and loss adjustment expense reserves transferred to Western Surety as of the Merger Date by agreeing to pay Western Surety, within 30 days following the end of each calendar quarter, the amount of any adverse development on such reserves, as re-estimated as of the end of such calendar quarter. There was no adverse reserve development for the period from the Merger Date through March 31, 2011.
     Through the Stop Loss Contract, the Company’s insurance subsidiaries were protected from adverse loss development on certain business underwritten after the Merger Date. The Stop Loss Contract between the Company’s insurance subsidiaries and CCC limited the insurance subsidiaries’ prospective net loss ratios with respect to certain accounts and lines of insured business for three full accident years following the Merger Date. In the event the insurance subsidiaries’ accident year net loss ratio exceeds 24% in any of the accident years 1997 through 2000 on certain insured accounts (the “Loss Ratio Cap”), the Stop Loss Contract requires CCC at the end of each calendar quarter following the Merger Date, to pay to the insurance subsidiaries a dollar amount equal to (i) the amount, if any, by which the Company’s actual accident year net loss ratio exceeds the applicable Loss Ratio Cap, multiplied by (ii) the applicable net earned premiums. In consideration for the coverage provided by the Stop Loss Contract, the Company’s insurance subsidiaries paid CCC an annual premium of $20,000. The CNA Surety insurance subsidiaries have paid CCC all required annual premiums. Through March 31, 2011 and December 31, 2010, losses incurred under the Stop Loss Contract were $47.2 million. At March 31, 2011, the amount received under the Stop Loss Contract included $2.8 million held by the Company for losses covered under this contract that were incurred but not paid.
     The Services and Indemnity Agreement provides the Company’s insurance subsidiaries with the authority to perform various administrative, management, underwriting and claim functions in order to conduct the surety business of CCC and CIC and to be reimbursed by CCC for services rendered. In consideration for providing the foregoing services, CCC has agreed to pay Western Surety a quarterly fee of $50,000. This agreement was renewed on January 1, 2011 and expires on December 31, 2011 and is annually renewable thereafter. As of March 31, 2011, there were no amounts due to the CNA Surety insurance subsidiaries under this agreement.
     On January 1, 2010, the Company and CCC entered into separate agreements that provide for the transfer of the Canadian surety business of CCC to Western Surety. These agreements, which include a quota share treaty (the “Canadian Quota Share Treaty”) and a services and indemnity agreement (the “Canadian Services and Indemnity Agreement”), are substantially similar to the Quota Share Treaty and the Services and Indemnity Agreement discussed above. The Canadian Services and Indemnity Agreement provides Western Surety with the authority to supervise various administrative, underwriting and claim functions associated with the surety business written by CCC, through its Canadian branch, on behalf of the Company. Through the Canadian Quota Share Treaty, this Canadian surety business is transferred to Western Surety. Pursuant to these agreements, CCC will transfer the subject premium and related liabilities of such business and pay to Western Surety an amount equal to CCC’s net written premiums on all such business, minus a ceding commission of 33.5% of net written premiums. Further, Western Surety will pay an additional ceding commission to CCC in the amount of actual direct expense in producing such premium. This agreement was renewed on January 1, 2011 and expires on December 31, 2011 and is annually renewable thereafter.
     As of March 31, 2011 and December 31, 2010, CNA Surety had an insurance receivable balance from CCC and CIC of $8.9 million and $10.8 million, respectively, comprised of premiums receivable. CNA Surety had no reinsurance payables to CCC or CIC as of March 31, 2011 or December 31, 2010.
     The Company’s Condensed Consolidated Balance Sheets also include a “Deposit with affiliated ceding company” of $17.4 million and $23.4 million at March 31, 2011 and December 31, 2010, respectively. In 2005, pursuant to an agreement with the claimant on a bond regarding certain aspects of the claim resolution, the Company deposited $32.7 million with an affiliate to enable the affiliate to establish a trust to fund future payments under the bond. The bond was written by the affiliate and assumed by one of the Company’s insurance subsidiaries pursuant to the Quota Share Treaty. The Company is entitled to the interest income earned by the trust. Prior to the establishment of the trust, the Company had fully reserved its obligation under the bond and the claim remains fully reserved.
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
     At March 31, 2011, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,430.0 million of fixed income securities, $35.9 million of short-term investments and $3.0 million of cash. At December 31, 2010, the carrying value of the Company’s insurance subsidiaries’ invested assets was comprised of $1,404.4 million of fixed income securities, $39.7 million of short-term investments and $3.4 million of cash.
     Cash flow at the parent company level is derived principally from dividend and tax sharing payments from its insurance subsidiaries, and to a lesser extent, investment income. During the first three months of 2011, parent company cash flows included significant cash flows from the exercise of stock options under the Company’s stock-based compensation plan. The principal obligations at the parent company level are to service debt and pay operating expenses, including income taxes. At March 31, 2011, the parent company’s invested assets consisted of $2.2 million of equity securities and $10.4 million of short-term investments and cash. At December 31, 2010, the parent company’s invested assets consisted of $1.9 million of equity securities and $16.7 million of short-term investments and cash. At March 31, 2011 and December 31, 2010, parent company short-term investments and cash included $5.6 million and $11.5 million, respectively, of cash and short-term investments primarily related to premium receipt collections ultimately due to the Company’s insurance subsidiaries.
     The Company’s consolidated net cash flow provided by operating activities was $20.9 million for the three months ended March 31, 2011 compared to net cash flow provided by operating activities of $26.3 million for the comparable period in 2010. The decrease in net cash flow provided by operating activities primarily relates to higher claim payments and expense payments related to the CNAF Proposal discussed previously.
     In May 2004, the Company, through a wholly-owned trust, privately issued $30.0 million of preferred securities through two pooled transactions. These securities, issued by CNA Surety Capital Trust I (the “Issuer Trust”), bear interest at LIBOR plus 337.5 basis points with a 30-year term. As of May 2009, the Company may redeem these securities, in whole or in part, at par value at any scheduled quarterly interest payment date. As of March 31, 2011, none of these preferred securities have been redeemed.
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
     The Company has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $55.6 million, consisting of annual dividend payments of approximately $1.1 million until maturity and the redemption value of the preferred securities of $30.0 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee.
     The junior subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April 2034. As of March 31, 2011 and 2010, the interest rate on the junior subordinated debenture was 3.688% and 3.625%, respectively.
     The Company does not have any material off-balance sheet arrangements as defined by Item 303 of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934.

     A summary of the Company’s commitments as of March 31, 2011 is presented in the following table (in millions):

Contractual Obligations as of March 31, 2011	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Debt(a)	$0.9	$1.1	$1.1	$1.1	$1.1	$52.1	$57.4
Operating leases	1.6	1.1	0.2	0.2	0.2	—	3.3
Loss and loss adjustment expense reserves	84.1	101.4	73.9	47.2	30.1	64.4	401.1
Other long-term liabilities(b)	0.3	1.4	1.0	0.5	0.5	11.6	15.3

Total	$86.9	$105.0	$76.2	$49.0	$31.9	$128.1	$477.1

(a)	Reflects expected principal and interest payments.

(b)	Reflects unfunded postretirement benefit plans and long-term incentive plan payments to certain executives.
     In addition to the operating lease obligations included in the table above, in September 2010 CNA Surety entered into a lease agreement for a new property to be occupied following the 2012 expiration of the lease for its primary processing and service center in Sioux Falls, South Dakota. The new lease includes various contingencies including completion of construction of the building and office space to be occupied. The lease term shall be ten years from its commencement date as defined in the agreement. Other specific lease terms such as final rental square feet and cost will be finalized upon satisfaction of the required contingencies.
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
     The dividends that may be paid without prior regulatory approval are determined by formulas established by the applicable insurance regulations, as described above. The formulas that determine dividend capacity in the current year are dependent on, among other items, the prior year’s ending statutory surplus and statutory net income. Dividend capacity for 2011 is based on statutory surplus and income at and for the year ended December 31, 2010. Without prior regulatory approval in 2011, Western Surety may pay dividends of $140.2 million to CNA Surety. CNA Surety received no dividends from its insurance subsidiaries or its non-insurance subsidiaries during the first three months of 2011 or 2010.
     Combined statutory surplus totaled $846.2 million at March 31, 2011, resulting in a net written premium to statutory surplus ratio of to 0.5 to 1. Insurance regulations restrict Western Surety’s maximum net retention on a single surety bond to 10 percent of statutory surplus. Under the 2011 Excess of Loss Treaty, the Company’s net retention on new bonds would generally be $15 million plus a 5% co-participation in the $90 million layer of excess reinsurance above the Company’s retention. Based on statutory surplus as of March 31, 2011, this regulation would limit Western Surety’s largest gross risk to $170.1 million. This surplus requirement may limit the amount of future dividends Western Surety could otherwise pay to CNA Surety.
     In accordance with the provisions of intercompany tax sharing agreements between CNA Surety and its subsidiaries, the income tax of each subsidiary shall be determined based upon each subsidiary’s separate return liability. Intercompany tax payments are made at such times when estimated tax payments would be required by the Internal Revenue Service. CNA Surety received tax sharing payments of $15.1 million and $14.0 million from its subsidiaries for the three months ended March 31, 2011 and 2010, respectively.
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
Insurance Regulation and Supervision
     CNA Surety’s insurance subsidiaries are subject to periodic financial and market conduct examinations. These examinations are generally performed by the domiciliary state insurance regulatory authorities, however, they may be performed by any jurisdiction in which the insurer transacts business. In March 2011, the California Department of Insurance began preliminary work on a market conduct examination of Western Surety as of and for the period February 1, 2010 through January 31, 2011. To date, no issues have been brought to the attention of management.
     The reports for the most recent financial examinations of Western Surety, Surety Bonding and Universal Surety by the South Dakota Division of Insurance, as of and for the period January 1, 2004 through December 31, 2008, were adopted as filed by the Director of the South Dakota Division of Insurance in January, 2010. No adverse findings were included in the final examination reports.
Financial Condition
Investment Portfolio
     The amortized cost, gross unrealized gains, gross unrealized losses, estimated fair value and unrealized OTTI losses of fixed income securities and the cost, gross unrealized gains, gross unrealized losses and estimated fair value of equity securities held by CNA Surety at March 31, 2011, by investment category, were as follows (dollars in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized	Less Than	More Than	Estimated	Unrealized
March 31, 2011	or Cost	Gains	12 Months	12 Months	Fair Value	OTTI Losses
Fixed income securities:
U.S. Treasury securities and obligations of U.S. Government and agencies:
U.S. Treasury	$17,289	$775	$—	$—	$18,064	$—
U.S. Agencies	5,515	204	—	—	5,719	—
Collateralized mortgage obligations — residential	18,711	1,510	—	—	20,221	—
Mortgage pass-through securities — residential	63,956	2,854	—	—	66,810	—
Obligations of states and political subdivisions	742,575	29,256	(6,130)	(2,083)	763,618	—
Corporate bonds	494,708	19,459	(1,806)	—	512,361	—
Collateralized mortgage obligations — commercial	10,016	581	—	—	10,597	—
Other asset-backed securities:
Second mortgages/home equity loans — residential	1,931	—	—	(267)	1,664	(873	)(a)
Consumer credit receivables	10,000	36	—	—	10,036	—
Other	20,164	523	(43)	—	20,644	—

Total fixed income securities	1,384,865	55,198	(7,979)	(2,350)	1,429,734	$(873)

Equity securities	1,938	240	—	—	2,178

Total	$1,386,803	$55,438	$(7,979)	$(2,350)	$1,431,912

(a)	The unrealized loss position of this security was $0.3 million at March 31, 2011.

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
     Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income. The Company’s Quantitative and Qualitative Disclosures about Market Risk is contained in Item 3 of this Form 10-Q. The Company’s investments in fixed income securities do not contain any industry concentration of credit risk.
     The following table sets forth the ratings assigned by Standard & Poor’s (“S&P”) or Moody’s Investor Services, Inc. (“Moody’s”) of the fixed income securities portfolio of the Company as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
Credit Rating(a)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$373,210	26.1%	$377,757	26.9%
AA	586,965	41.1	597,065	42.5
A	389,320	27.2	360,128	25.7
BBB	35,829	2.5	31,439	2.2
Non-investment grade	44,410	3.1	37,986	2.7

Total	$1,429,734	100.0%	$1,404,375	100.0%

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At March 31, 2011 and December 31, 2010, all of the Company’s fixed income securities were rated by S&P or Moody’s.

     As of March 31, 2011, $398.5 million of the Company’s investments were guaranteed by one of three major monoline bond insurers. This includes $396.8 million of bonds of states and political obligations, or about 52% of the Company’s investments in this type of security. Investments in obligations of states and political subdivisions represent approximately 53% of the Company’s invested assets. The ratings on these securities reflect the higher of the underlying rating of the issuer or the insurer’s rating. Of the $396.8 million of bonds of states and political subdivisions that were insured, $45.0 million of these securities reflect credit rating enhancement due to the guarantee. The underlying ratings of the enhanced securities is A. The underlying ratings of all municipal holdings remain very strong and carry an average rating of AA. The Company views bond insurance as credit enhancement and not credit substitution and a credit review is performed on each issuer of bonds purchased. Based on the strong underlying credit quality of its insured bonds of states and political subdivisions, the Company believes that any impact of additional ratings downgrades or other difficulties of the monoline bond insurers would not have a significant impact on the Company’s financial position or results of operations.
     Beginning in 2010, municipal securities have come under increased investor scrutiny and heightened concerns of default. In addition to the credit reviews noted above, each municipal bond investment is reviewed as to the sources of debt service and the margins of safety around those sources. The Company’s municipal bond investments are focused in revenue bonds and full-faith-and-credit general obligation bonds. For revenue bonds, the focus is on bonds where the sources of debt service are from fees from public universities, transportation, such as toll ways and airports, and essential services, such as power, water and sewer. The Company focuses on bonds where there is a monopoly provider with ratemaking authority and where there are specific taxes pledged directly to bond repayments. The Company’s municipal bond investments are widely diversified with a largest single exposure of $15.9 million and an average exposure of approximately $5.1 million per issuer. Also, approximately $72.6 million of the Company’s municipal bonds are secured by U.S. Treasury obligations that are held in escrow pending the retirement of the municipal bonds, typically at a future call date.
     The following table provides the composition of fixed income securities with an unrealized loss at March 31, 2011 in relation to the total of all fixed income securities in an unrealized loss position by contractual maturities:

	% of
	Estimated	% of
	Fair	Unrealized
Contractual Maturity	Value	Loss
Due after one year through five years	16%	6%
Due after five years through ten years	37	24
Due after ten years	43	67
Asset-backed securities	4	3

Total	100%	100%

     The following table summarizes for fixed income securities in an unrealized loss position at March 31, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	March 31, 2011		December 31, 2010
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
Unrealized Loss Aging	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade (a):
0-6 months	$281,785	$7,945	$223,778	$6,350
Greater than 24 months	4,785	760	7,903	663

Total investment grade	286,570	8,705	231,681	7,013
Non-investment grade:
0-6 months	6,208	25	11,256	83
7-12 months	1,532	9	—	—
Greater than 24 months	11,168	1,590	11,522	1,356

Total non-investment grade	18,908	1,624	22,778	1,439

Total	$305,478	$10,329	$254,459	$8,452

(a)	Investment grade is determined by using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. As of March 31, 2011 and December 31, 2010, all of the Company’s fixed income securities were rated by S&P or Moody’s.

     Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company considers all of its fixed income securities and equity securities as available-for-sale, and as such, they are carried at fair value.
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
     At March 31, 2011, the Company holds 275 fixed income securities in an unrealized gain position with a total estimated fair value of $1,124.3 million in a gross unrealized gain position of $55.2 million in the aggregate.
     The following table summarizes securities in a gross unrealized loss position by investment category and by credit rating. The table also discloses the corresponding count of securities in an unrealized loss position and estimated fair value by category (in thousands of dollars):

	Gross Unrealized Losses
							Estimated
March 31, 2011	AAA	AA	A	BBB	Total	Count	Fair Value
Fixed income securities:
Investment grade(a):
Obligations of states and political subdivisions	$577	$4,170	$2,143	$—	$6,890	34	$173,884
Corporate bonds	—	39	1,405	328	1,772	22	102,232
Other asset-backed securities:
Other	43	—	—	—	43	2	10,454

Total investment grade	620	4,209	3,548	328	8,705	58	286,570
Non-investment grade:
Obligations of states and political subdivisions	—	—	—	—	1,323	1	9,504
Corporate bonds	—	—	—	—	34	5	7,740
Other asset-backed securities:
Second mortgages/home equity loans — residential	—	—	—	—	267	1	1,664

Total non-investment grade	—	—	—	—	1,624	7	18,908

Total	$620	$4,209	$3,548	$328	$10,329	65	$305,478

(a)	Securities are categorized using the S&P rating. If a security is not rated by S&P, the Moody’s rating is used. At March 31, 2011, all of the Company’s fixed income securities were rated by S&P or Moody’s.
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
     Obligations of States and Political Subdivisions
     The unrealized losses on the Company’s investments in obligations of states and political subdivisions are due to changes in credit spreads and rising interest rates. Of the thirty-four investment grade obligations of states and political subdivisions in an unrealized loss position at March 31, 2011, only nine were in an unrealized loss position exceeding 5% of the security’s amortized cost. The largest unrealized loss, $0.8 million, or 13.7% of the security’s amortized cost, was on a security issued by a governmental utility authority. The unrealized loss position of this security has deteriorated slightly compared to December 31, 2010 when it was $0.7 million, or 11.9% of the security’s amortized cost. While the overall unrealized loss position of obligations of states and political subdivisions grew from $5.8 million, or 3.4% of their amortized cost, at December 31, 2010 to $6.9 million, or 3.8% of their amortized cost, at March 31, 2011 the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at March 31, 2011.

     Only one of the Company’s investments in obligations of states and political subdivisions was rated below investment grade at March 31, 2011. This security, issued by a governmental utility authority, was in an unrealized loss position of $1.3 million, or 12.2% of amortized cost, at March 31, 2011. The Company believes that this security is rated below investment grade because an inconsequential contingency amount is insured with one of the major monoline insurers which is rated B by S&P. The Company believes that this insurer is the lowest rated source of security involved in the transaction and, despite the fact that the amount of security provided by this insurer is inconsequential, the entire transaction is rated to the lowest rated component. Based on the Company’s analysis of the sources of debt service on this bond and the fact that the security is current on all interest payments due through March 31, 2011, the Company continues to believe that all interest and principal will be paid according to their contractual terms. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized loss on this security is indicative of credit loss and, as such, has not recorded an OTTI loss on this security at March 31, 2011.
     Corporate Bonds
     Of the Company’s twenty-two investment grade corporate bond investments in an unrealized loss position at March 31, 2011, the largest unrealized loss was $0.3 million, or 4.8% of the amortized cost of a security issued by a public utility. Only one of these corporate bond investments was in an unrealized loss position that exceeded 5% of the security’s amortized cost. This security, also issued by a public utility, had an unrealized loss of $0.2 million, or 5.4% of the security’s amortized cost. Interest rate increases in the first quarter of 2011 caused the overall unrealized loss position on the Company’s investment grade corporate bond holdings to increase by $0.6 million at March 31, 2011 compared to December 31, 2010. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at March 31, 2011.
     During 2010, the Company began a program to invest a modest amount in non-investment grade corporate bonds due to the relative attractiveness of this sector. Five of the securities purchased under this program were in an unrealized loss position at March 31, 2011. In the aggregate, these five securities had an unrealized loss of less than $0.1 million as of March 31, 2011. Each of these securities was in an unrealized loss position representing 0.6% or less of that security’s amortized cost. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at March 31, 2011.
     Other Asset-backed Securities
     Two investment grade asset-backed securities held by the Company were in an unrealized loss position at March 31, 2011. Neither of these securities was in an unrealized loss position that exceeded 5% of the security’s amortized cost. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. The Company does not believe the unrealized losses on these securities are indicative of credit losses and, as such, has not recorded any OTTI losses on these securities at March 31, 2011.
     At March 31, 2011 the Company’s exposure to sub-prime home loans was limited to one asset-backed security collateralized by sub-prime home loans which originated prior to 2005. The estimated fair value of this non-investment grade security was $1.7 million at March 31, 2011. This security was in an unrealized loss position of $0.3 million, or 13.8% of its amortized cost at March 31, 2011. During 2011, the Company received repayments on this security of $0.1 million, or approximately 5% of the par value outstanding at December 31, 2010. This security was determined to have credit losses totaling $0.2 million during 2009 and 2010. The non-credit component of this security’s OTTI recognized in accumulated other comprehensive income at March 31, 2011 was $0.3 million. The Company believes the non-credit component of the unrealized loss on this security is primarily attributable to this asset class being out of favor with investors and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell this security, nor is it more likely than not that it will be required to sell prior to recovery of the adjusted amortized cost.
Pending Accounting Pronouncements
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

     The tables below summarize the estimated effects of certain hypothetical changes in interest rates. It is assumed that the changes occur immediately and uniformly across each investment category. The selected hypothetical changes in market interest rates reflect the Company’s expectations of the reasonably possible scenarios over a one-year period and the hypothetical fair values are based upon the same prepayment assumptions that were utilized in computing fair values at March 31, 2011 and December 31, 2010. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following tables.

			Estimated Fair	Hypothetical
		Hypothetical	Value After	Percentage
	Fair Value at	Change in	Hypothetical	Decrease in
	March 31,	Interest Rate	Change in	Stockholders’
	2011	(bp=basis points)	Interest Rate	Equity
		(Dollars in thousands)

U.S. Government and government agencies and authorities	$110,814
		200 bp increase	$102,644	(0.5)%
		150 bp increase	104,855	(0.4)
		100 bp increase	107,004	(0.2)
		50 bp increase	109,021	(0.1)

States, municipalities and political subdivisions	763,618
		200 bp increase	678,213	(5.1)
		150 bp increase	698,418	(3.9)
		100 bp increase	719,395	(2.6)
		50 bp increase	741,128	(1.3)

Corporate bonds	512,361
		200 bp increase	468,782	(2.6)
		150 bp increase	479,193	(2.0)
		100 bp increase	489,925	(1.3)
		50 bp increase	500,984	(0.7)

Mortgage-backed and asset-backed	42,941

		200 bp increase	41,264	(0.1)
		150 bp increase	41,672	(0.1)
		100 bp increase	42,087	(0.1)
		50 bp increase	42,510	—

Total fixed income securities available-for-sale	$1,429,734

		200 bp increase	1,290,903	(8.3)
		150 bp increase	1,324,138	(6.3)
		100 bp increase	1,358,411	(4.3)
		50 bp increase	1,393,643	(2.2)

			Estimated Fair	Hypothetical
		Hypothetical	Value After	Percentage
	Fair Value at	Change in	Hypothetical	Decrease in
	December 31,	Interest Rate	Change in	Stockholders’
	2010	(bp=basis points)	Interest Rate	Equity
		(Dollars in thousands)

U.S. Government and government agencies and authorities	$119,344
		200 bp increase	$111,034	(0.5)%
		150 bp increase	113,329	(0.4)
		100 bp increase	115,538	(0.2)
		50 bp increase	117,578	(0.1)

States, municipalities and political subdivisions	770,608
		200 bp increase	682,531	(5.4)
		150 bp increase	703,332	(4.1)
		100 bp increase	724,944	(2.8)
		50 bp increase	747,360	(1.4)

Corporate bonds	476,873
		200 bp increase	436,507	(2.5)
		150 bp increase	446,132	(1.9)
		100 bp increase	456,064	(1.3)
		50 bp increase	466,309	(0.6)

Mortgage-backed and asset-backed	37,550

		200 bp increase	36,031	(0.1)
		150 bp increase	36,400	(0.1)
		100 bp increase	36,776	—
		50 bp increase	37,159	—

Total fixed income securities available-for-sale	$1,404,375

		200 bp increase	1,266,103	(8.4)
		150 bp increase	1,299,193	(6.4)
		100 bp increase	1,333,322	(4.3)
		50 bp increase	1,368,406	(2.2)
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
     The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective.
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
ITEM 1A. RISK FACTORS — Information on the Company’s risk factors is set forth in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 5. OTHER INFORMATION — Reports on Form 8-K:
     February 4, 2011; CNA Surety Corporation Earnings Press Release and CNA Surety Corporation Special Committee Press Release issued on February 4, 2011.
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
Date: April 29, 2011

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